Form 10-Q
period 2015-06-30
GLAUKOS Corp
filed 2015-08-13
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

Commission file number: 001-37463

GLAUKOS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0945406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26051 Merit Circle, Suite 103 Laguna Hills, California	92653
(Address of registrant’s principal executive offices)	(Zip Code)

(949) 367-9600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 13, 2015 there were 32,016,637 shares of the registrant’s Common Stock outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2015

We use Glaukos, our logo, iStent, iStent Inject, iStent Supra, iDose, MIGS and other marks as trademarks. This report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	June 30,
	2014	2015
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,304	$104,144
Accounts receivable, net	5,398	6,502
Inventory	2,258	2,908
Prepaid expenses and other current assets	534	701
Restricted cash	60	80
Total current assets	10,554	114,335
Property and equipment, net	1,950	1,859
Intangible asset, net	13,475	11,725
Deposits and other assets	42	253
Total assets	$26,021	$128,172

Liabilities, convertible preferred stock and (deficit) equity
Current liabilities:
Accounts payable	$3,298	$5,264
Accrued liabilities	6,462	6,866
Line of credit	1,850	-
Long-term debt, current portion	8,532	9,294
Deferred rent	45	36
Total current liabilities	20,187	21,460
Long-term debt, less current portion	8,968	11,638
Stock warrant liability	379	273
Other liabilities	12	10
Total liabilities	29,546	33,381

Commitments and contingencies

Convertible preferred stock (see Note 6)	157,379	-

Stockholders' (deficit) equity:
Preferred stock, $0.001 par value; 0 and 5,000 shares authorized at December 31, 2014 and June 30, 2015, respectively; no shares issued and outstanding at December 31, 2014 and June 30, 2015, respectively	-	-
Common stock, $0.001 par value; 77,000 and 150,000 shares authorized at December 31, 2014 and June 30, 2015, respectively; 2,470 and 31,976 shares issued and 2,422 and 31,948 shares outstanding at December 31, 2014 and June 30, 2015, respectively	6	32
Additional paid-in capital	8,155	287,074
Accumulated other comprehensive income	44	83
Accumulated deficit	(159,372)	(192,266)
	(151,167)	94,923
Less treasury stock	(132)	(132)
Total stockholders' (deficit) equity	(151,299)	94,791
Noncontrolling interest	(9,605)	-
Total (deficit) equity	(160,904)	94,791
Total liabilities, convertible preferred stock and (deficit) equity	$26,021	$128,172

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net sales	$11,099	$17,754	$19,348	$32,420
Cost of sales	2,339	3,281	4,283	6,075
Gross profit	8,760	14,473	15,065	26,345
Operating expenses:
Selling, general and administrative	6,582	12,516	12,531	20,332
Research and development	4,422	7,339	8,804	12,579
Total operating expenses	11,004	19,855	21,335	32,911
Loss from operations	(2,244)	(5,382)	(6,270)	(6,566)
Other income (expense), net
Interest income	1	-	2	-
Loss on deconsolidation of DOSE	-	(25,685)	-	(25,685)
Interest and other expense, net	(219)	(293)	(437)	(562)
Change in fair value of stock warrants	(32)	(1,152)	(126)	(1,161)
Total other income (expense), net	(250)	(27,130)	(561)	(27,408)
Loss before taxes	(2,494)	(32,512)	(6,831)	(33,974)
Provision for income taxes	-	-	2	-
Net loss	(2,494)	(32,512)	(6,833)	(33,974)
Net loss attributable to noncontrolling interest	(420)	(584)	(802)	(1,080)
Net loss attributable to Glaukos Corporation	$(2,074)	$(31,928)	$(6,031)	$(32,894)
Net loss per share, basic and diluted, attributable to Glaukos Corporation common stockholders	$(0.90)	$(10.96)	$(2.70)	$(12.35)
Weighted average shares used to compute basic and diluted net loss per share attributable to Glaukos Corporation common stockholders	2,302	2,912	2,236	2,663

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net loss	$(2,494)	$(32,512)	$(6,833)	$(33,974)
Other comprehensive income:
Foreign currency translation adjustments	4	39	22	39
Other comprehensive income	4	39	22	39
Total comprehensive loss	(2,490)	(32,473)	(6,811)	(33,935)
Comprehensive loss attributable to noncontrolling interest	(420)	(584)	(802)	(1,080)
Comprehensive loss attributable to Glaukos Corporation	$(2,070)	$(31,889)	$(6,009)	$(32,855)

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2015
Operating Activities
Net loss	$(6,833)	$(33,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,108	2,143
Stock-based compensation	738	4,779
Loss on deconsolidation of DOSE	-	25,685
Change in fair value of stock warrant liability	126	1,161
Amortization of debt discount and deferred financing costs	-	15
Deferred rent	(15)	(11)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,558)	(1,112)
Inventory	(477)	(657)
Prepaid expenses and other current assets	(130)	(167)
Accounts payable and accrued liabilities	303	1,187
Other assets	(79)	(110)
Net cash used in operating activities	(5,817)	(1,061)
Investing activities
Purchase of iDOSE product line and related assets from DOSE Medical	-	(15,000)
Purchases of property and equipment	(309)	(319)
Net cash used in investing activities	(309)	(15,319)
Financing activities
Proceeds from initial public offering, net of issuance costs	-	114,932
Net proceeds from senior secured term and draw-to term loans	-	6,852
Net payments of revolving line of credit	-	(1,850)
Payments of subordinated notes	-	(3,503)
Proceeds from exercise of stock options	652	1,364
Proceeds from exercise of stock warrants	839	378
Net cash provided by financing activities	1,491	118,173
Effect of exchange rate changes on cash and cash equivalents	23	47
Net (decrease) increase in cash and cash equivalents	(4,612)	101,840
Cash and cash equivalents at beginning of period	6,728	2,304
Cash and cash equivalents at end of period	$2,116	$104,144
Supplemental disclosures of cash flow information
Interest paid	$438	$499
Taxes paid	$7	$11
Supplemental schedule of noncash investing and financing activities
Issuance costs associated with initial public offering in accounts payable and accrued liabilities	$-	$1,251
Reduction of liability upon vesting of stock options previously exercised for unvested stock	$4	$44

GLAUKOS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Organization and Basis of Presentation

Organization and Basis of Presentation

Glaukos Corporation (Glaukos or the Company), incorporated in Delaware on July 14, 1998, is a developer, manufacturer and marketer of medical devices for the treatment of glaucoma. The accompanying consolidated financial statements include the accounts of Glaukos, its wholly-owned subsidiaries Glaukos Europe GmbH and Glaukos Japan GK and affiliated entity DOSE Medical Corporation (see Note 9). All significant intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

Reverse Stock Split

On June 11, 2015, the Company effected a 1 for 2.5 share reverse stock split of the Company’s common stock and convertible preferred stock.  Neither the par value nor the authorized number of shares was adjusted as a result of the reverse stock split.  All issued and outstanding common stock, shares of common stock held in treasury, convertible preferred stock, warrants, and per share amounts contained in the accompanying financial statements and notes to the financial statements have been retroactively adjusted to give effect to the reverse stock split for all periods presented.

Initial Public Offering

On June 30, 2015, the Company completed an initial public offering (IPO), selling 6.9 million newly issued shares of common stock at a price of $18.00 per share.  The IPO generated net cash proceeds of $113.7 million, after deducting underwriting commissions of approximately $8.7 million and other related expenses of $1.8 million.  The underwriting commissions and offering costs were reflected as a reduction to the IPO proceeds received in additional paid-in capital.

Immediately prior to the closing of the IPO, all unexercised warrants to purchase shares of Series D convertible preferred stock were net exercised at the IPO price per share, and then all outstanding shares of convertible preferred stock automatically converted into 21.7 million shares of common stock.  Following the closing of the IPO, there were no shares of preferred stock and no warrants to purchase shares of Series D convertible preferred stock outstanding.  An additional 4.5 million shares of common stock were reserved for the Company’s 2015 Omnibus Incentive Compensation Plan and 450,000 shares of common stock were reserved for the Company’s 2015 Employee Stock Purchase Plan.

Acquisition of certain DOSE Medical Corporation Assets

On June 30, 2015, the Company acquired certain assets from DOSE, including the iDose product line, in exchange for a cash payment of $15.0 million and the elimination of all amounts owed by DOSE to the Company. In addition to an asset purchase, the parties agreed to an amended and restated patent license agreement and an amended and restated transition services agreement that provides for limited support from the Company for a period of up to three years (see Note 9).

Note 2.  Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the three and six months ended June 30, 2015 as compared with those disclosed in its audited annual financial statements included in its prospectus filed with the Securities and Exchange Commission (SEC) pursuant to rule 424(b)(4) on June 25, 2015.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the accompanying condensed consolidated financial statements relate to revenue recognition, clinical trial expense accruals, collectability reserves, inventory reserves, fair value of the stock warrant liability and stock-based compensation expense. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, this process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes and other financial information that are normally required by GAAP can be condensed or omitted.  In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2015 and its results of operations, comprehensive loss and cash flows for the periods presented.  These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2014, which are contained in the Company’s final prospectus filed by the Company with the SEC pursuant to Rule 424(b)(4) on June 25, 2015 relating to the Company’s Registration Statement on Form S-1/A (File No. 333-204091) for the Company’s initial public offering.  The results for the periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ended December 31, 2015 or for any other interim period.

Foreign Currency Translation

The accompanying condensed consolidated financial statements are presented in U.S. dollars. The Company considers the local currency to be the functional currency for its international subsidiaries - the Euro for Glaukos Europe GmbH and the Yen for Glaukos Japan GK. Accordingly, their assets and liabilities are translated into U.S. dollars using the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing throughout the periods presented. Currency translation adjustments arising from period to period are charged or credited to accumulated other comprehensive income in stockholders’ (deficit) equity. For the three months ended June 30, 2014 and 2015, the Company reported income from foreign currency translation adjustments of approximately $4,000 and $39,000.  For the six months ended June 30, 2014 and 2015, the Company reported income from foreign currency translation adjustments of approximately $22,000 and $39,000.  Realized gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. For the three months ended June 30, 2014, the Company reported a foreign currency transaction gain of approximately $2,000, and for the three months ended June 30, 2015, the Company reported a foreign currency transaction loss of approximately $32,000.  For the six months ended June 30, 2014 and 2015, the Company reported foreign currency transaction losses of approximately $14,000 and $85,000.

Cash and Cash Equivalents

The Company invests its excess cash in investment-grade marketable securities, including money market funds, money market securities, corporate bonds, and corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, liquid investment instruments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents are recorded at face value or cost, which approximates fair market value. From time to time, the Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Commission (FDIC). Investments are stated at fair value as determined by quoted market prices. Investments are considered available-for-sale and, accordingly, unrealized gains and losses are included in accumulated other comprehensive income within stockholders’ equity (deficit).

The Company’s entire investment portfolio, except for restricted cash, is considered to be available for use in current operations and, accordingly, all such investments are stated at fair value using quoted market prices and classified as current assets, although the stated maturity of individual investments may be one year or more beyond the balance sheet date. The Company did not have any trading securities or restricted investments at December 31, 2014 and June 30, 2015.

Realized gains and losses and declines in value, if any, judged to be other-than-temporary or available-for-sale securities, are reported in interest income or expense, net. When securities are sold, any associated unrealized gain or loss previously reported as a separate component of stockholders’ equity is reclassified out of stockholders’ equity and recorded in the statements of operations in the period sold. Accrued interest and dividends are included in interest income. The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair value below the cost basis, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Fair Value Measurements

Assets and liabilities are measured using quoted prices in active markets and total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, adjusted for contract restrictions and other terms specific to that asset or liability. For these items, a significant portion of fair value is derived by reference to quoted prices of similar assets or liabilities in active markets. For all remaining assets and liabilities, fair value is derived using a fair value model, such as a discounted cash flow model or Black-Scholes model.

Fair Value of Financial Instruments

The carrying amounts of accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates currently available to the Company for loans with similar terms, the Company believes that the fair value of long-term debt approximates its carrying value. The carrying amount of the warrant liability and non-controlling interest represent their fair values.

The valuation of assets and liabilities are subject to fair value measurements using a three-tiered approach and fair value measurement is classified and disclosed by the Company in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Revenue Recognition

The Company recognizes revenue from product sales when the following criteria are met: goods are shipped, title and risk of loss has transferred to its customers, persuasive evidence of an arrangement exists and collectability is reasonably assured. Persuasive evidence of an arrangement exists when there is a contractual arrangement in place with the customer. Delivery has occurred when a product is shipped. If persuasive evidence of an arrangement exists and delivery has occurred, the Company determines whether the invoiced amount is fixed or determinable and collectability of the invoiced amount is reasonably assured. The Company assesses whether the invoiced amount is fixed or determinable based on the existing arrangement with the customer, including whether the Company has sufficient history with a customer to reliably estimate the customer’s payment patterns. The Company assesses collectability by evaluating historical cash receipts and individual customer outstanding balances. To the extent all criteria set forth above are not satisfied at the time of shipment, revenue is recognized when cash is received from the customer.

Customers are not granted specific rights of return; however, the Company may permit returns of product from customers if such product is returned in a timely manner and in good condition. The Company provides a warranty on its products for one year from the date of shipment, and any product found to be defective or out of specification will be replaced at no charge during the warranty period. Estimated allowances for sales returns and warranty replacements are recorded at the time of sale of the product and are estimated based upon the historical patterns of product returns matched against sales, and an evaluation of specific factors that may increase the risk of product returns. Product returns and warranty replacements to date have been consistent with amounts reserved or accrued and have not been significant.

Stock Warrants

The Company has issued freestanding warrants to purchase shares of its common stock which are accounted for as a liability because they contain a down-round protection provision which is outside the control of the Company. The warrants are recorded on the Company’s balance sheet at their fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized as other income or expense in the accompanying condensed consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. The Company estimates the fair value of the liability using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, including assumptions for expected volatility, expected life, yield, and risk-free interest rate.

Research and Development Expenses

Major components of research and development expense include personnel costs, preclinical studies, clinical trials and related clinical product manufacturing, materials and supplies, and fees paid to consultants. Research and development costs are expensed as goods are received or services rendered. Costs to acquire technologies to be used in research and development that have not reached technological feasibility and have no alternative future use are also expensed as incurred.

At each financial reporting date, the Company accrues the estimated costs of clinical study activities performed by third party clinical sites with whom the Company has agreements that provide for fees based upon the quantities of subjects enrolled and clinical evaluation visits that occur over the life of the study. The estimates are determined based upon a review of the agreements and data collected by internal and external clinical personnel as to the status of enrollment and subject visits, and are based upon the facts and circumstances known to the Company at each financial reporting date. If the actual performance of activities varies from the assumptions used in the estimates, the accruals are adjusted accordingly. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2014 and June 30, 2015.

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based awards granted to employees and nonemployees, including members of its Board of Directors. The fair value of stock-based awards made to employees is estimated at the grant date using the Black-Scholes option-pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period using the straight-line method. The determination of the fair value-based measurement of stock options on the date of grant using an option pricing model is affected by the determination of the fair value of the underlying stock as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s stock price volatility over the expected term of the grants, and actual and projected employee stock option exercise behaviors. In the future, as additional empirical evidence regarding these estimates becomes available, the Company may change or refine its approach of deriving them, and these changes could impact the fair value-based measurement of stock options granted in the future. Changes in the fair value-based measurement of stock awards could materially impact the Company’s operating results. The fair values of stock-based awards made to nonemployees are remeasured at each reporting period using the Black-Scholes option-pricing model. Compensation expense for these stock-based awards is determined by applying the remeasured fair values to the shares that have vested during a period.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares that were outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the sum of the weighted- average number of dilutive common share equivalents outstanding for the period determined using the treasury-stock method. Common stock equivalents are comprised of convertible preferred stock, preferred stock warrants, and stock options outstanding under the Company’s stock option plans. The calculation of diluted net loss per share requires that, to the extent the average fair value of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to net loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position and preferred stock warrants being anti-dilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive were as follows (in common stock equivalent shares, in thousands):

	As of June 30,
	2014	2015
Convertible preferred stock outstanding[1]	21,637	21,691
Preferred stock warrants outstanding[1]	132	78
Common stock warrants outstanding	-	11
Stock options outstanding	4,311	5,339
	26,080	27,119

(1)

2015 amounts are before the automatic net exercise of all outstanding warrants and the automatic conversion of all outstanding convertible preferred stock which occurred immediately prior to the closing of the IPO.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update that raises the threshold for disposals to qualify as discontinued operations and allows companies to have significant continuing involvement with and continuing cash flows from or to the discontinued operation. It also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This guidance was effective for fiscal years beginning after December 15, 2014, which will be the Company’s fiscal year 2015, with early adoption permitted. The Company does not expect the adoption of the guidance to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition,  ), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.    In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim periods within those periods). The Company is currently evaluating the impact of the provisions of ASC 606 on its financial statements.

In June 2014, the FASB issued an accounting standards update that requires a performance target that affects vesting of a share-based payment award and that could be achieved after the requisite service period to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized over the required service period if it is probable that the performance target will be achieved. This guidance will be effective for fiscal years beginning after December 15, 2015, which will be the Company’s fiscal year 2016, with early adoption permitted. The Company does not expect the adoption of the guidance to have material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU introduces an explicit requirement for management to assess if there is substantial doubt about an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Disclosures are required if conditions give rise to substantial doubt. ASU 2014-15 is effective for all entities in the first annual period ending after December 15, 2016. The Company is currently assessing the potential effects of this ASU on the consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update (ASU) 2015-02, Amendments to the Consolidation Analysis, which eliminates the deferral of FAS 167, which allows reporting entities with interests in certain investment funds to follow the consolidation guidance in FIN 46(R), and make other changes to both the variable interest model and the voting model.  The ASU is effective for annual periods beginning after December 15, 2015 and interim periods therein, with early adoption permitted. During the quarter ended June 30, 2015, the Company early adopted the provisions of the ASU effective January 1, 2015. Based on the asset purchase transaction with DOSE on June 30, 2015 and the Company’s evaluation of the modified relationship with DOSE, management determined that after the transaction DOSE is no longer a VIE requiring consolidation (See Note 9).

Note 3.  Balance Sheet Details

Accounts Receivable, Net

Accounts receivable consisted of the following (in thousands):

	December 31,	June 30,
	2014	2015
Accounts receivable	$5,448	$6,577
Less allowance for doubtful accounts	(50)	(75)
	$5,398	$6,502

Inventory

Inventory consisted of the following (in thousands):

	December 31,	June 30,
	2014	2015
Finished goods	$962	$1,077
Work in process	194	153
Raw material	1,102	1,678
	$2,258	$2,908

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	June 30,
	2014	2015
Accrued contract payments (see Note 8)	$2,604	$2,090
Accrued bonuses	1,695	1,907
Accrued vacation benefits	746	940
Accrued clinical study expenses	490	638
Other accrued liabilities	927	1,291
	$6,462	$6,866

Note 4.  Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

The following tables present information about the Company's financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2014 and June 30, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		At December 31, 2014
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Stock warrant liabilities	$379	$-	$-	$379
Total liabilities	$379	$-	$-	$379

		At June 30, 2015
	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Stock warrant liabilities	$273	$-	$-	$273
Total liabilities	$273	$-	$-	$273

The stock warrant liabilities are recorded at fair value using the Black-Scholes option pricing model, which requires inputs such as the expected term of the warrants, volatility and risk-free interest rate. Some of these inputs are subjective and generally require significant analysis and judgment to develop. There were no transfers between levels within the fair value hierarchy during the periods presented.

In conjunction with the February 2015 Amended and Restated Revolving Credit and Term Loan Agreement as more fully described in Note 5, the Company issued warrants to the lenders to purchase 11,298 shares of common stock at an exercise price of $8.85 per share. For the six months ended 2015, the Company recorded other expense of $0.3 million related to changes in the fair value of the warrants. The fair value of the warrants as of the issuance date was estimated to be $53,000 using an option pricing framework, considering multiple exit scenarios and the probability of a down-round financing, with the following assumptions deemed by the Company to be significant unobservable inputs: risk-free interest rate of 1.9%; dividend yield of 0.0%; expected volatility of 70.0%; and an expected life of 7 years.  The fair value of the warrants as of June 30, 2015 was estimated to be $273,000 using the Black-Scholes valuation model with the following assumptions deemed by the Company to be significant unobservable inputs: risk-free interest rate of 2.0%; dividend yield of 0.0%; expected volatility of 70.0%; and an expected life of 6.7 years.  If the value of the underlying shares were to decrease by 10%, the fair value of the warrants would decrease by approximately the same amount.

In conjunction with loans in 2010 from certain holders of the Company's preferred stock, which were converted into preferred stock in 2011, the Company issued warrants to purchase 156,860 shares of Series D convertible preferred stock at $7.65 per share. Warrants to purchase 29,333 shares were exercised in 2014.  Warrants to purchase 127,526 shares were exercised in 2015; 49,410 warrant shares were exercised with cash payment and 78,116 warrant shares were net exercised into 44,914 shares of common stock immediately prior to the IPO at the IPO price per share.  For the years ended December 31, 2013 and 2014, the Company recorded other income of approximately $0.3 million and $5,000, respectively, and for the six months ended June 30, 2014 and 2015, the Company recorded other expense of $0.1 million and $0.9 million, respectively, related to changes in the fair value of the warrants. The fair value of the warrants as of December 31, 2014, was estimated to be $0.4 million using the Black-Scholes valuation model with the following assumptions deemed by the Company to be significant unobservable inputs: risk-free interest rate of 1.0%; dividend yield of 0.0%; expected volatility of 48.5%; and an expected life of 2.7 years.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis (in thousands):

Stock Warrant Liability

Balance at December 31, 2014	$379
Issuance of common stock warrants	53
Change in the fair value of stock warrants	1,161
Issuance of Series D convertible preferred stock in connection with exercises of preferred stock warrants	(1,320)
Balance at June 30, 2015	$273

Note 5.  Long-Term Debt

Bank Loan Facility

In June 2013, the Company entered into a Loan and Security Agreement (the Agreement) with the Company’s primary bank, under which the bank agreed to extend to the Company a revolving loan in the maximum principal amount of $6.0 million. Advances under the loan were limited to the lesser of (i) $6.0 million or (ii) 77% of the sum of cash, cash equivalents and eligible domestic accounts receivable. The entire unpaid principal amount plus any accrued but unpaid interest were to become due and payable in full on June 5, 2015. Obligations under the Agreement bore interest on the outstanding daily balance thereof at the bank’s prime rate plus 0.5% (3.75% at December 31, 2014).  Amounts owed are secured by a first priority security interest in all of the Company’s assets, excluding intellectual property. The Agreement is subject to certain reporting and financial covenants which, if not met, could constitute an event of default. As of December 31, 2014, the balance outstanding on the line of credit was $1.9 million. In February 2015, the Agreement was amended and restated, at which time the balance outstanding on the line of credit was $2.1 million.

In February 2015, the Company and its primary bank executed an Amended and Restated Revolving Credit and Term Loan Agreement (the Amended Agreement) which provides for a $5.0 million senior secured term loan, a $5.0 million senior secured draw-to term loan and an $8.0 million senior secured revolving credit facility. Amounts owed under the Amended Agreement are secured by a first priority security interest in all of the Company’s assets, excluding intellectual property. The Agreement is subject to certain reporting and financial covenants which, if not met, could constitute an event of default.

On the closing date, the Company received $5.0 million cash under the senior secured term loan and immediately paid off the $2.1 million balance outstanding on the line of credit. This loan requires quarterly principal payments of $0.4 million over a three-year period beginning May 1, 2016. The senior secured draw-to term loan was available through February 23, 2016 for advances up to an aggregate of $5.0 million, and it required quarterly principal payments equal to 1/12 of the aggregate principal amount over a three-year period beginning May 1, 2016. As of June 30, 2015, the Company had drawn $2.0 million under the draw-to term loan. The senior secured term loan and draw-to term loan mature and were required to be fully paid by February 23, 2019. Advances under the revolving line of credit were limited to the lesser of (i) $8.0 million or (ii) a calculated borrowing base consisting of (a) 80% of eligible accounts receivable plus (b) the lesser of 30% of eligible inventory or $1.5 million. The entire unpaid principal amount plus any accrued but unpaid interest under the revolving line of credit was due and payable in full on February 23, 2017. The Company incurred loan origination fees of $41,000 which was recorded as a loan discount and debt issuance costs of $132,000 which was recorded as a deferred asset. The Company is permitted to make voluntary prepayments of the term and draw-to term loans without prepayment penalty.

Outstanding balances under the senior secured term loan and senior secured draw-to term loan bore interest on the outstanding daily balance at an annual percentage rate equal to the bank’s prime rate plus 2% (5.25% at June 30, 2015). At the Company’s option all or a portion of the amounts owed under any of the senior secured term loan and draw-to term loan may have been converted into Eurodollar-based advances at an annual percentage rate equal to LIBOR plus 3%. Outstanding balances under the revolving credit facility bore interest on the outstanding daily balance thereof at an annual percentage rate equal to the bank’s prime rate plus 1.75%. At the Company’s option all or a portion of the amounts owed under the revolving credit facility may have been converted into Eurodollar-based advances at an annual percentage rate equal to LIBOR plus 2.75%.

In connection with the execution of the Amended Agreement, the Company issued warrants to purchase an aggregate of 11,298 shares of common stock at an exercise price of $8.85 per share (See Note 4).

The Company accounted for the debt discount and deferred asset utilizing the effective interest method.

Amortization of debt discount and the deferred asset to interest expense amounted to $11,000 and $15,000 for the three months and six months ended June 30, 2015, respectively.

On July 31, 2015, the Company paid off and fully retired the agreement with its primary bank with payment of $7.0 million in principal plus all interest and fees payable through the payoff date.  Accordingly, this facility is no longer outstanding and available to the Company.

The Company’s debt balances, including current portions, were as follows (in thousands):

	December 31,	June 30,
	2014	2015
Senior secured term loan	$-	$5,000
Senior secured draw-to term loan	-	2,000
Subordinated notes payable	17,500	13,996
Unamortized debt discount	-	(64)
Total debt	17,500	20,932
Less current portion of long-term debt	(8,532)	(9,294)
Total long-term debt	$8,968	$11,638

Subordinated Notes Payable in Connection with GMP Vision Solutions

In January 2007, the Company entered into an agreement (the Original Agreement) with GMP Vision Solutions, Inc. (GMP) to acquire certain in-process research and development. In connection with the agreement, the Company was obligated to make periodic royalty payments equal to a single-digit percentage of revenues received for royalty-bearing products and periodic royalty payments at a higher royalty rate applied to all amounts received in connection with the grant of licenses or sublicenses of the related intellectual property. There was no related royalty expense recorded in cost of sales in the periods ended June 30, 2014 and 2015.

In December 2012, the Company entered into an agreement with GMP in which it paid GMP $1.0 million for a 90-day option to buy out all remaining royalties payable to GMP. In April 2013, the option expired unexercised, and as provided in the agreement, the $1.0 million payment satisfied the obligation to pay the first $1.0 million in royalties earned beginning on January 1, 2013. The $1.0 million payment was recorded in cost of sales in the year ended December 31, 2012.

In November 2013, the Company entered into an amended agreement with GMP in which remaining royalties payable to GMP (the Buyout Agreement) were canceled in exchange for the issuance of $17.5 million in promissory notes payable to GMP and a party related to GMP (together, the GMP Note Parties). The GMP notes are collateralized by all of the Company’s assets, excluding intellectual property. However, in connection with the Buyout Agreement, the GMP Note Parties entered into agreements with the Company’s primary bank pursuant to which any collateralized interests, liens, rights of payment or ability to initiate any enforcement actions in the event of an event of default are subordinate to the rights of the Company’s primary bank under the Revolving Line of Credit.

The Buyout Agreement also calls for a payment of up to $2.0 million in the event of a sale of the Company meeting certain criteria. The promissory notes carry an interest rate of 5% per annum and required monthly interest only payments from November 30, 2013 through December 31, 2014 of $72,900, followed by 24 equal monthly principal and interest payments of $767,700, which began on January 31, 2015, and end on December 31, 2016.

The Company concluded that the $17.5 million transaction represented the purchase of an intangible asset. The Company estimated a useful life of five years over which the intangible asset will be amortized to cost of sales in the statements of operations, which amortization period was determined after consideration of the projected outgoing royalty payment stream had the agreement not occurred, and the remaining life of the patents obtained in the Original Agreement. After determining that the pattern of future cash flows associated with this intangible asset could not be reliably estimated with a high level of precision, the Company concluded that the intangible asset will be amortized on a straight-line basis over the useful life.

The following reflects the composition of intangible assets, net (in thousands):

	December 31,	June 30,
	2014	2015
Gross amount	$17,500	$17,500
Accumulated amortization	(4,025)	(5,775)
Total	$13,475	$11,725
Weighted average amortization period (in months)	60	60

The Company recorded related amortization expense in cost of sales of $0.9 million, $0.9 million in the three months ended June 30, 2014 and 2015, respectively, and $1.8 million and $1.8 million in the six months ended June 30, 2014 and 2015, respectively.  Estimated amortization expense will be $3.5 million in each of 2015, 2016 and 2017 and $3.0 million in 2018.

Note 6.  Convertible Preferred Stock

Immediately prior to the completion of the IPO, and after all unexercised warrants to purchase shares of Series D convertible preferred stock were net exercised at the IPO price per share, the Company had outstanding 21,736,367 shares of convertible preferred stock which automatically converted into 21,736,367 shares of the Company’s common stock. The related carrying value of $159.1 million was reclassified to additional paid-in capital in the periods ending June 30, 2015, and no shares of convertible preferred stock were outstanding as of June 30, 2015.

The following reflects the composition of convertible preferred stock as of December 31, 2014 (in thousands, except per share amounts):

Series A convertible preferred stock, $0.001 par value; 3,000 shares authorized and 1,200 shares issued and outstanding at December 31, 2014; liquidation preference of $3,000 at December 31, 2014	$3,000
Series B convertible preferred stock, $0.001 par value; 5,805 shares authorized and 2,322 shares issued and outstanding at December 31 2014; liquidation preference of $12,538 at December 31, 2014	12,547
Series C convertible preferred stock, $0.001 par value; 14,750 shares authorized and 5,819 shares issued and outstanding at December 31, 2014; liquidation preference of $40,731 at December 31, 2014	40,836
Series D convertible preferred stock, $0.001 par value; 13,844 shares authorized and 5,410 shares issued and outstanding at December 31, 2014; liquidation preference of $41,387 at December 31, 2014	41,496
Series E convertible preferred stock, $0.001 par value; 8,754 shares authorized and 3,501 shares issued and outstanding at December 31, 2014; liquidation preference of $29,500 at December 31, 2014	29,500
Series F convertible preferred stock, $0.001 par value; 8,474 shares authorized and 3,390 shares issued and outstanding at December 31, 2014; liquidation preference of $30,000 at December 31, 2014	30,000
Total	$157,379

Note 7.  Stock-Based Compensation

The Company has four stock-based compensation plans (the Stock Plans)—the 2001 Stock Option Plan (the 2001 Stock Plan), the 2011 Stock Plan, the 2015 Omnibus Incentive Compensation Plan (the 2015 Stock Plan) and the 2015 Employee Stock Purchase Plan (the ESPP).  The purpose of these plans is to provide incentives to employees, directors and nonemployee consultants.  The Company will no longer grant any awards under the 2001 Stock Plan and the 2011 Stock Plan. The maximum term of any stock options granted under the Stock Plans is 10 years. The options generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly or annually over the remaining three years. Stock options are granted at exercise prices at least equal to the fair value of the underlying stock at the date of the grant.  The Company reserved an aggregate of 4.5 million shares of common stock for issuance under the 2015 Stock Plan, and 450,000 shares of common stock for issuance under the ESPP.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

Stock options granted pursuant to the 2001 Stock Plan and 2011 Stock Plan generally permit optionees to elect to exercise unvested options in exchange for restricted common stock. All unvested shares issued upon the early exercise of stock options, so long as they remain unvested, are subject to the Company's right of repurchase at the optionee's original exercise price for a 90-day period beginning on the date that an optionee's service with the Company voluntarily or involuntarily terminates. Consistent with authoritative guidance, early exercises are not considered exercises for accounting purposes. Cash received for the exercise of unvested options is recorded as a liability, which liability is released to equity at each reporting date as the shares vest. During the years ended December 31, 2013 and 2014 and the six months ended June 30, 2014 and 2015, employees exercised options for 0,  55,908,  55,908 and 337 unvested shares, respectively. As of December 31, 2013 and 2014 and June 30, 2015, 4,001,  38,678 and 27,551 shares, respectively, remained subject to a repurchase right. As of December 31, 2013 and 2014 and June 30, 2015, the related liability, which is included in other accrued liabilities in the accompanying consolidated balance sheets, was approximately $15,000,  $0.15 million and $0.11 million, respectively.

The following table summarizes stock option activity under the 2001 Stock Plan, 2011 Stock Plan and 2015 Stock Plan (in thousands):

Number of
Shares
Underlying
Options
Outstanding at December 31, 2014	5,657
Granted	585
Exercised	(870)
Canceled/forfeited/expired	(33)
Outstanding at June 30, 2015	5,339

Exercisable at June 30, 2015	2,857

The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Cost of sales	$9	$144	$15	$158
Selling, general & administrative	263	3,199	529	3,477
Research and development	92	1,063	194	1,144
Total	$364	$4,406	$738	$4,779

Stock-Based Awards to Employees

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the assumptions noted in the following table.  The weighted-average assumptions used to estimate the fair value of options granted to employees were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Risk-free interest rate	2.03%	1.82%	1.98%	1.78%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	56.6%	58.7%	56.6%	58.2%
Expected term (in years)	6.08	6.09	6.08	6.08

In July 2014, the Company granted stock options to purchase an aggregate of 1.2 million shares of common stock, which options contain a performance condition such that they would only become exercisable in the event that the Company’s common stock was listed on a national securities exchange within one year from the date of grant. In accordance with authoritative guidance, the Company did not record any compensation expense associated with the grants until the performance condition was satisfied in the three month period ended June 30, 2015. Upon the completion of the IPO on June 30, 2015, the Company immediately recognized cumulative compensation cost of $3.8 million for the grants as if the method had been applied since the date of grant using the required graded accelerated attribution method, and the Company will record compensation expense over the remainder of the four-year vesting period using this method. Stock options granted subsequent to July 2014 do not contain a performance condition.

Note 8.  Commitments and Contingencies

The Company, from time to time, is involved in legal proceedings or regulatory encounters or other matters in the ordinary course of business that could result in unasserted or asserted claims or litigation. At December 31, 2014 and June 30, 2015, there were no matters for which the negative outcome was considered probable or estimable, and, as a result, no amounts have been accrued at either date.

Operating leases

The Company leases office, research and production facilities, and certain office equipment under operating lease agreements that expire at various dates through 2017.

The facilities lease for 20,800 square feet expires on March 31, 2016, and contains an option for the Company to extend the lease for an additional two years at market rates. On January 1, 2014, the Company commenced a year-to-year lease of 750 square feet of office space in Karlsruhe, Germany.

In June 2015, the Company entered into a sublease for an approximately 37,700 square foot facility located in San Clemente, California effective September 1, 2015, as well as a five-year lease for these premises that takes effect January 1, 2017 upon expiration of the sublease.

The Company recorded deferred rent of $57,000 and $46,000 as of December 31, 2014 and June 30, 2015, respectively, in conjunction with its facilities lease agreement. Rent expense was $0.1 million for each of the three months ended June 30, 2014 and 2015 and $0.2 for the six months ended June 30, 2014 and 2015.

Future minimum payments under the aforementioned noncancelable operating leases for each of the five succeeding years are as follows (in thousands):

2015	$464
2016	455
2017	422
2018	521
2019	539
Thereafter	1,118
$3,519

Purchase Commitments

The Company is a party to various purchase arrangements related to components used in production and research and development activities. As of December 31, 2014 and June 30, 2015, the Company had noncancelable, firm purchase commitments with certain vendors totaling approximately $0.8 million and $1.7 million, respectively, due within one year. There are no material purchase commitments due beyond one year.

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the Agreement) with the Regents of the University of California (the Regents) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the Regents a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the Agreement, Glaukos agreed to pay to the Regents the sum of $2.7 million via five payments during the course of 2015, and, beginning with sales on or after January 1, 2015, to pay a low single-digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $500,000, which obligation shall end on the date that the last of the Patent Rights expires, which is currently expected to be in 2022. The $2.7 million obligation, net of imputed interest of $0.1 million, was accrued as of December 31, 2014 and charged to cost of sales in the year ended December 31, 2014. Under the terms of the agreement, the payments comprising the $2.7 million obligation are due within 60 days of the IPO, and therefore the Company must pay the remaining balance due of $1,825,000 on or before August 29, 2015.

Note 9.  Variable Interest Entity

In October 2009, the Company formed a wholly-owned subsidiary, DOSE Medical Corporation and in April 2010, the Company distributed all of its shares of common stock of DOSE via a stock dividend to the Company’s stockholders of record as of the close of business on March 31, 2010.  Since its formation, the Company had provided DOSE with a small number of leased employees, management services and space, all of which had been charged to DOSE and pursuant to written agreements between the parties. Additionally, the Company had provided DOSE the cash required to fund its operations that, together with accrued interest and charges for the aforementioned services, the Company had recorded in an intercompany receivable account. Up until the aforementioned transaction, the Company had accounted for DOSE as a variable interest entity in which it had a variable interest in all reporting periods since the formation of

DOSE. Accordingly, the Company’s consolidated financial statements include the accounts of DOSE, with all intercompany balances eliminated and with the deficit balance of DOSE's net assets reflected as noncontrolling interest, up to but excluding June 30, 2015.

On June 30, 2015, the Company completed a transaction initially executed in July 2014, the closing of which was contingent upon the successful completion of an IPO.  Pursuant to the terms of the asset purchase agreement, the Company acquired from DOSE certain assets, including the iDose product line, in exchange for payment of $15 million in cash and the elimination of the $10.9 million intercompany receivable owed by DOSE to the Company as of the transaction date. The Company determined the valuation for DOSE based in part on the results of a valuation conducted by an independent third-party, and both the Company’s stockholders and the stockholders of DOSE approved the terms of the asset purchase agreement.  In addition to the asset purchase agreement, the parties agreed to an amended and restated patent license agreement and an amended and restated transition services agreement that provides for limited support from the Company to DOSE for a period of up to three years. Either party can terminate the transition services agreement upon adequate written notice.  Two members of the Company’s board of directors currently serve on the board of directors of DOSE.

The Company has reconsidered its relationship with DOSE as a result of the transaction and has determined that the Company is no longer considered to be the primary beneficiary with the power to direct operations and the right to receive benefits/absorb losses of DOSE; therefore, upon the close of the transaction, the Company derecognized DOSE and will no longer consider it a consolidated entity in its financial statements.  Accordingly, in the three months ended June 30, 2015, the Company recorded a charge to other expense in the amount of $25.7 million to reflect the deconsolidation of DOSE’ non-glaucoma related assets and noncontrolling interest.

The carrying amount and classification of DOSE’s assets and liabilities at December 31, 2014 that are included in the accompanying consolidated balance sheets are as follows (in thousands):

Cash and cash equivalents	$9
Prepaid expenses	16
Property and equipment, net	255
Total assets of DOSE	$280

Accounts payable and accrued liabilities	$160
Liability to Glaukos Corporation	9,720
Total liabilities of DOSE	$9,880

Consolidation of DOSE’s results of operations included the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Selling, general and administrative	$61	$52	$120	$105
Research and development	327	486	618	890
Interest expense	38	44	75	85
Income tax provision	-	-	1	-
Net loss of DOSE	$426	$582	$814	$1,080

Consolidation of DOSE’s cash flows included the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Cash used in operating activities	$(201)	$(838)	$(428)	$(1,134)
Cash used in investing activities	-	(33)	-	(33)
Cash provided by financing activities	200	862	428	1,158
Decrease in cash and cash equivalents of DOSE	$(1)	$(9)	$-	$(9)

Note 10.  Business Segment Information

Operating segments are identified as components of an enterprise about which segment discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company operates its business on the basis of one reportable segment—ophthalmic medical devices.

	Three months ended		Six months ended
	June 30,		June 30,
Geographic Net Sales Information (in thousands)	2014	2015	2014	2015
United States	$10,504	$16,655	$18,383	$30,271
International	595	1,099	965	2,149
Total net sales	$11,099	$17,754	$19,348	$32,420

Note 11.  Subsequent Events

On July 31, 2015, the Company paid off and fully retired the Amended and Restated Revolving Credit and Term Loan Agreement with its primary bank with payment of $7.0 million in principal plus all interest and fees payable through the payoff date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in our Prospectus filed with the U.S. Securities and Exchange Commission on June 25, 2015.

This report contains forward-looking statements that are based on management's beliefs and assumptions and on information currently available to management. In some cases, you can identify forward-looking statements by the following words: "may," "will," "could," "would," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "project," "potential," "continue," "ongoing" or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. In addition, you should refer to the "Risk Factors" section of this report  for a discussion of other important factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We are an ophthalmic medical technology company focused on the development and commercialization of breakthrough products and procedures designed to transform the treatment of glaucoma, one of the world’s leading causes of blindness. We have pioneered Micro-Invasive Glaucoma Surgery, or MIGS, to revolutionize the traditional glaucoma treatment and management paradigm. We launched the iStent, our first MIGS device, in the United States in July 2012 and we are leveraging our platform technology to build a comprehensive and proprietary portfolio of micro-scale injectable therapies designed to address the complete range of glaucoma disease states and progression.

The iStent is the first commercially available MIGS treatment solution. FDA-approved for insertion in combination with cataract surgery, the iStent has been shown to lower intraocular pressure in adult patients with mild-to-moderate open-angle glaucoma, which represents the majority of glaucoma cases. The iStent procedure is currently reimbursed by Medicare and a majority of commercial payors.

We are building a broad portfolio of micro-scale injectable therapies designed to address the complete range of glaucoma disease states and progression, including three innovative pipeline products: the iStent Inject, the iStent Supra and iDose. The iStent Inject includes two stents pre-loaded in an auto-injection inserter. We are developing two versions of this product: the first is currently being studied for lowering intraocular pressure in conjunction with cataract surgery in a U.S. investigational device exemption, or IDE, pivotal trial; the second is currently being studied in an initial U.S. IDE study as a standalone treatment for lowering intraocular pressure. This second version is also capable of making its own self-sealing corneal penetration, potentially offering patient treatment in a minor surgical suite or an in-office setting. The iStent Supra is designed to access an alternative drainage space within the eye where we estimate 20% of aqueous humor outflow occurs, and is now in a U.S. pivotal IDE trial. iDose is an implant that is designed to provide a sustained release of a prostaglandin drug to lower intraocular pressure in glaucoma patients. To validate the safety and efficacy of our iStent products, we are currently conducting 19 prospective clinical trials, including two Phase IV post-approval studies.

We have never been profitable and have incurred operating losses in each year since our inception. For the six months ended June 30, 2015, our net sales were $32.4 million compared to $19.3 million in the same period in 2014, and our net loss increased to $34.0 million from $6.8 million in the same period. As of June 30, 2015, we had an accumulated deficit of $192.3 million.

We have made and expect to continue to make significant investments in our sales force and marketing programs.

Costs for FDA-approved IDE studies in our industry are expensive as are the costs to develop new products, and we expect to incur a significant increase in administrative costs as we begin operating as a public company. While the gross profits from our growing net sales will help offset some of these costs, we expect to invest significantly more resources into our business using proceeds from the initial public offering, or IPO, that we completed on June 30, 2015. Accordingly, we expect to continue to experience net losses for the foreseeable future.

On June 30, 2015, we completed our initial public offering (IPO), selling 6.9 million newly issued shares of common stock at a price of $18.00 per shares, pursuant to a Registration Statement on Form S-1 that was declared effective on June 24, 2015.  The IPO generated net proceeds of $113.7 million, after deducting underwriting commissions of $8.7 million and other related expenses of $1.8 million.  The underwriting commissions and offering costs were reflected as a reduction to the IPO proceeds received in additional paid-in capital. At June 30, 2015, we had cash and cash equivalents of $104.1 million. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, through collaborations or partnerships with other companies or through non-dilutive financing. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could materially harm our business, results of operations and future business prospects, including our ability to continue as a going concern. We believe that our existing cash and cash equivalents, including the net proceeds from our IPO, will be sufficient to fund our operations for at least the next two years.

Factors Affecting Future Results

In January 2007 we entered into an agreement with GMP Vision Solutions, or GMP, to acquire certain in-process research and development and therein agreed to make periodic royalty payments. In December 2012, we paid GMP $1.0 million for a 90-day option to buy out all of the remaining royalties payable to GMP under the January 2007 agreement. We did not exercise the option, which expired in April 2013.

In November 2013, we amended the agreement and entered into a royalty buyout agreement with GMP pursuant to which we bought out all of the remaining royalties payable to GMP in exchange for the issuance of an aggregate of $17.5 million in secured promissory notes payable to GMP and a party related to GMP, which notes we refer to as our subordinated debt. In connection with this buyout agreement, we recognized an intangible asset valued at $17.5 million, which is being amortized to cost of sales on a straight-line basis by year as follows: $0.5 million in 2013, $3.5 million in each of 2014, 2015, 2016 and 2017 and $3.0 million in 2018. The subordinated debt required monthly interest only payments through December 31, 2014, followed by 24 equal monthly principal and interest payments of $0.8 million, which we began paying on January 31, 2015 and will pay through December 31, 2016. Accordingly, our cost of sales will be impacted through 2018 as a result of the amortization and our cash flows will be adversely affected by the debt service costs, primarily in 2015 and 2016 when principal payments are required in addition to interest. The terms of the subordinated notes are more fully described below under ‘‘—Liquidity and Capital Resources— Indebtedness.’’

In December 2014, we entered into an agreement with the Regents of the University of California to correct inventorship in connection with a group of our U.S. patent rights and to obtain from the Regents a covenant that it did not and would not claim any right or title to such patent rights and will not challenge or assist any others in challenging such patent rights. In connection with the agreement, we agreed to pay to the Regents the sum of $2.7 million in five payments during 2015 as follows:  $500,000 by January 30, 2015; $125,000 by March 31, 2015; $250,000 by June 30, 2015; $250,000 by September 30, 2015; and $1,575,000 by December 31, 2015. Under the terms of the agreement, the payments are due within 60 days of our IPO, and therefore we must pay the balance due of $1,825,000 on or before August 29, 2015. In addition, beginning with sales on or after January 1, 2015, we agreed to pay the Regents a payment equal to a low-single digit percentage of worldwide net sales of certain current and future products, including our iStent products, which obligation terminates on the date that the last of the patent rights expires, which is currently expected to be in 2022. We accrued the $2.7 million obligation, net of imputed interest of $0.1 million, as of December 31, 2014 and charged it to cost of sales in the year ended December 31, 2014.

In February 2015, we and our primary bank executed an Amended and Restated Revolving Credit and Term Loan Agreement which provides for a $5.0 million senior secured term loan, a $5.0 million senior secured draw-to term loan and an $8.0 million senior secured revolving credit facility. The senior secured term loan and draw-to term loan mature and are required to be fully paid by February 23, 2019. On the closing date, we received $5.0 million cash under the senior secured term loan. The entire unpaid principal amount plus any accrued but unpaid interest under the revolving line of credit is due and payable in full on February 23, 2017. As of June 30, 2015 we had drawn $2.0 million under the draw-to term loan. On July 31, 2015, we paid off and fully retired the Amended and Restated Revolving Credit and Term Loan Agreement with our primary bank with payment of $7.0 million in principal plus all interest and fees payable through the payoff date.  The agreements with our primary bank are more fully described under  ‘‘—Liquidity and Capital Resources—Indebtedness.’’

Basis of Presentation

Net Sales

We operate in one reportable segment and substantially all of our net sales are derived from sales of our iStent products, net of customer returns and allowances. We recognize net sales when goods are shipped, title and risk of loss transfer to our customers, persuasive evidence of an arrangement exists and collectability is reasonably assured.

We commenced commercial sales of the iStent in the United States in the third quarter of 2012 following FDA approval. Prior to FDA approval, our net sales were derived from sales of the iStent in Europe and Canada. In 2014 we commenced a controlled commercial launch of the iStent Inject in Germany. We sell our products through a direct sales organization in the United States, and outside the United States we sell our products primarily through independent distributors, with the exception of a direct sales subsidiary in Germany. The primary end-user customers for our products are hospitals and surgery centers.

We anticipate our net sales will increase as we expand our sales and marketing infrastructure and continue to increase awareness of our products by expanding our sales base and increasing our marketing efforts. We also expect that our net sales within a fiscal year may be impacted seasonally, as elective surgery is often lower during summer months because of vacations and in winter months in certain parts of the world because of weather conditions. Accordingly, we expect that sequential growth of sales from the third quarter to the fourth quarter may be somewhat higher than for other sequential quarters, and we also expect that net sales in a first quarter may sometimes be less than the immediately preceding quarter.

Cost of Sales

Cost of sales reflects the aggregate costs to manufacture our products and includes raw material costs, labor costs, manufacturing overhead expenses and the effect of changes in the balance of reserves for excess and obsolete inventory. We manufacture our iStent products at our headquarters in Laguna Hills, California using components manufactured by third parties. Due to the relatively low production volumes of our iStent products, compared to our potential capacity for those products, a significant portion of our per unit costs is comprised of manufacturing overhead expenses. These expenses include quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management.

Beginning in late 2013, cost of sales has included amortization of the $17.5 million intangible asset we recognized in connection with our royalty buyout agreement with GMP in November 2013. The amortization expense was $1.8 million and $1.8 million in the six months ended June 30, 2014 and 2015, respectively, and is estimated to be $3.5 million in each of 2015, 2016 and 2017, and $3.0 million in 2018. Beginning in 2015, cost of sales will include a charge equal to a low single-digit percentage of worldwide net sales of certain current and future products, including our iStent products, with a required minimum annual payment of $500,000, which amount will be payable to the Regents in connection with our December 2014 agreement. This obligation will expire upon the expiration of the last to expire of the patent rights that are the subject of the December 2014 agreement.

Additionally, as a medical device manufacturer, we are required to pay the 2.3% federal medical device excise tax on U.S. sales of medical devices manufactured by us. The medical device excise tax is included in our cost of sales.

Our future gross profit as a percentage of net sales, or gross margin, will be impacted by numerous factors including commencement of sales of products in our pipeline, or any other future products, which may have higher product costs. Our gross margin will also be affected by manufacturing inefficiencies that we may experience as we attempt to manufacture our products on a larger scale, manufacture new products and change our manufacturing capacity or output. Additionally, our gross margin will continue to be affected by the aforementioned intangible asset amortization, expense related to our agreement with the Regents, and medical device excise tax.

Selling, General and Administrative

Our selling, general and administrative, or SG&A, expenses primarily consist of personnel-related expenses, including salaries, sales commissions, bonuses, fringe benefits and stock-based compensation for our executive, financial, marketing, sales, business development and administrative functions. Other significant SG&A expenses include marketing programs, advertising, conferences and congresses, and travel expenses, as well as the costs associated with obtaining and maintaining our patent portfolio, professional fees for accounting, auditing, consulting and legal services, travel and allocated overhead expenses.

We expect SG&A expenses to continue to grow as we increase our sales, marketing, clinical education and general administration infrastructure in the United States. We also expect other nonemployee-related costs, including sales and marketing program activities for new products, outside services and accounting and general legal costs to increase as our overall operations grow. The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as on the timing of any new product launches. In addition, we have begun to incur increased SG&A expenses resulting from becoming a public company, which may further increase when we are no longer able to rely on certain ‘‘emerging growth company’’ exemptions we are afforded under the Jumpstart Our Business Startups Act, or the JOBS Act.

Research and Development

Our research and development, or R&D, activities primarily consist of new product development projects, pre-clinical studies, IDE studies, and other clinical trials. Our R&D expenses primarily consist of personnel-related expenses, including salaries, fringe benefits and stock-based compensation for our R&D employees; research materials; supplies and services; and the costs of conducting clinical studies, which include payments to investigational sites and investigators, clinical research organizations, consultants, and other outside technical services and the costs of materials, supplies and travel. We expense R&D costs as incurred. We expect our R&D expenses to increase as we initiate and advance our development programs, the most costly of which are expected to be our iStent Inject,  iStent Supra and iDose product candidates.

Completion dates and costs for our clinical development programs including seeking regulatory approvals, and our research programs can vary significantly for each current and future product candidate and are difficult to predict. As a result, while we expect our R&D costs to continue to increase for the foreseeable future, we cannot estimate with any degree of certainty the costs we will incur in connection with development of our product candidates. We anticipate we will make determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the scientific success of early research programs, results of ongoing and future clinical trials, as well as ongoing assessments as to each current or future product candidate’s commercial potential and our likelihood of obtaining necessary regulatory approvals.

Other income (expense), net

Other income and expense primarily consists of interest expense on our Amended and Restated Revolving Credit and Term Loan Agreement and subordinated debt and changes in the fair value of our stock warrant liability.

Results of Operations

Comparison of Three Months Ended June 30, 2014 and 2015

	Three Months Ended
	June 30,		% Increase
(dollars in thousands)	2014	2015	(decrease)
Statements of operations data:
Net sales	$11,099	$17,754	60%
Cost of sales	2,339	3,281	40%
Gross profit	8,760	14,473	65%
Operating expenses:
Selling, general and administrative	6,582	12,516	90%
Research and development	4,422	7,339	66%
Total operating expenses	11,004	19,855	80%
Loss from operations	(2,244)	(5,382)	140%
Total other expense, net	(250)	(27,130)	NM
Provision for income taxes	-	-	-
Net loss	$(2,494)	$(32,512)	NM

Net Sales

Net sales for the three months ended June 30, 2014 and 2015 were $11.1 million and $17.8 million, respectively, reflecting an increase of $6.7 million or 60%, with net sales in the United States representing $10.5 million and $16.7 million of net sales, respectively, and accounting for 92% of the overall increase. Our average number of domestic sales representatives increased from 32 for the three months ended June 30, 2014 to 45 for the three months ended June 30, 2015. The higher number of sales representatives helped increase our customer base, leading to growth in unit sales. Increased unit volume was responsible for the majority of the increase in net sales.

Cost of Sales

Cost of sales for the three months ended June 30, 2014 and 2015 were $2.3 million and $3.3 million, respectively, reflecting an increase of $0.9 million or 40%. Our gross margin for the three months ended June 30, 2015 was approximately 82% compared to approximately 79% in the same period of 2014. The increased gross margin percentage reflects that our fixed costs within cost of sales, such as certain manufacturing overhead costs and the intangible asset amortization of $0.9 million in both the 2014 and 2015 periods, represent a smaller percentage of the larger 2015 revenue amount.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended June 30, 2014 and 2015 were $6.6 million and $12.5 million, respectively, reflecting an increase of $5.9 million or 90%. The 2015 period included a charge of $2.8 million for the recording of cumulative stock-based compensation expense associated with stock options we granted in July 2014 containing a performance condition that was satisfied during this period upon the completion of our IPO. The remaining increase in SG&A expenses was primarily the result of an increase of approximately $1.2 million in personnel, travel and other costs associated with our expanding domestic sales force; an increase of approximately $0.7 million for additional administrative and marketing personnel; and an increase of approximately $0.3 million in legal fees primarily associated with our patent litigation.

Research and Development Expenses

R&D expenses for the three months ended June 30, 2014 and 2015 were $4.4 million and $7.3 million, respectively, reflecting an increase of $2.9 million or 66%. Most of the increase in R&D expenses resulted primarily from higher clinical study costs, which included payments to investigational sites and investigators, consultants, and other outside technical service providers and the costs of related materials, supplies and travel.  Additionally, the 2015 period included a charge of $0.9 million for the recording of cumulative stock-based compensation expense associated with stock options we granted in July 2014 containing a performance condition that was satisfied during this period upon the completion of our IPO.

Other (Income) Expense, net

Other expense, net for the three months ended June 30, 2014 and 2015 was $0.3 million and $27.1 million, respectively, reflecting an increase of $26.9 million. The 2015 period includes a charge of $25.7 million incurred with the deconsolidation of the non-glaucoma related assets of DOSE Medical Corporation, or DOSE, and elimination of the noncontrolling interest. See “— Critical Accounting Policies and Significant Estimates — DOSE—Variable Interest Entity Accounting.”

Comparison of Six Months Ended June 30, 2014 and 2015

	Six Months Ended
	June 30,		% Increase
(dollars in thousands)	2014	2015	(decrease)
Statements of operations data:
Net sales	$19,348	$32,420	68%
Cost of sales	4,283	6,075	42%
Gross profit	15,065	26,345	75%
Operating expenses:
Selling, general and administrative	12,531	20,332	62%
Research and development	8,804	12,579	43%
Total operating expenses	21,335	32,911	54%
Loss from operations	(6,270)	(6,566)	5%
Total other expense, net	(561)	(27,408)	NM
Provision for income taxes	2	-	NM
Net loss	$(6,833)	$(33,974)	NM

Net Sales

Net sales for the six months ended June 30, 2014 and 2015 were $19.3 million and $32.4 million, respectively, reflecting an increase of $13.1 million or 68%, with net sales in the United States representing $18.4 million and $30.3 million of net sales, respectively, and accounting for 91% of the overall increase. Our average number of domestic sales representatives increased from 30 for the six months ended June 30, 2014 to 44 for the six months ended June 30, 2015. The higher number of sales representatives helped increase our customer base, leading to growth in unit sales. Increased unit volume was responsible for the majority of the increase in net sales.

Cost of Sales

Cost of sales for the six months ended June 30, 2014 and 2015 were $4.3 million and $6.1 million, respectively, reflecting an increase of $1.8 million or 42%. Our gross margin for the six months ended June 30, 2015 was approximately 81% compared to approximately 78% in the same period of 2014. The increased gross margin percentage reflects that our fixed costs within cost of sales, such as certain manufacturing overhead costs and the intangible asset amortization of $1.8 million in both the 2014 and 2015 periods, represent a smaller percentage of the higher 2015 revenue amount.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended June 30, 2014 and 2015 were $12.5 million and $20.3 million, respectively, reflecting an increase of $7.8 million or 62%. The 2015 period included a charge of $2.8 million for the recording of cumulative stock-based compensation expense associated with stock options we granted in July 2014 containing a performance condition that was satisfied during this period upon the completion of our IPO. The remaining increase in SG&A expenses was primarily the result of an increase of approximately $2.3 million in personnel, travel and other costs associated with our expanding domestic sales force; an increase of approximately $0.8 million for additional administrative and marketing personnel; and an increase of approximately $0.7 million in legal fees primarily associated with our patent litigation.

Research and Development Expenses

R&D expenses for the six months ended June 30, 2014 and 2015 were $8.8 million and $12.6 million, respectively, reflecting an increase of $3.8 million or 43%. Most of the increase in R&D expenses resulted primarily from higher clinical study costs, which included payments to investigational sites and investigators, consultants, and other outside technical service providers and the costs of related materials, supplies and travel.  Additionally, the 2015 period included a charge of $0.9 million for the recording of cumulative stock-based compensation expense associated with stock options we granted in July 2014 containing a performance condition that was satisfied during this period upon the completion of our IPO.

Other Expense, net

Other expense, net for the six months ended June 30, 2014 and 2015 was $0.6 million and $27.4 million, respectively, reflecting an increase of $26.8 million. The 2015 period includes a charge of $25.7 million incurred with the deconsolidation of the non-glaucoma related assets of DOSE Medical and elimination of the noncontrolling interest. See “— Critical Accounting Policies and Significant Estimates — DOSE -Variable Interest Entity Accounting.”

Liquidity and Capital Resources

Since our inception, we have incurred losses and negative cash flow from our operations and, as of June 30, 2015, we had an accumulated deficit of approximately $192.2 million. We have funded our operations to date from the sale of equity securities, issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities and cash generated from net sales, and on June 30, 2015 we completed our IPO, selling 6.9 million newly issued shares of common stock at $18.00 per share, which raised net proceeds of approximately $113.7 million, after deducting underwriting commissions of $8.7 million and other related expenses of $1.8 million. We have made and expect to continue to make significant investments in our sales force and marketing programs. Costs for FDA-approved IDE studies in our industry are expensive as are the costs to develop new products, and we expect to incur a significant increase in administrative costs as we begin operating as a public company. We expect to invest significantly more resources into our business using proceeds from the IPO. Accordingly, we expect to continue to experience net losses for the foreseeable future and expect that our sales performance will significantly impact our cash management decisions.

At June 30, 2015, we had $104.1 million in cash and cash equivalents. We believe that our available cash and cash generated from sales of our iStent products will be sufficient to satisfy our liquidity requirements for at least the next two years.

Prior to our IPO, our recurring losses from operations and ongoing negative cash flows raised significant doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2014, describing the existence of substantial doubt about our ability to continue as a going concern, which explanatory paragraph did not give effect to the receipt of any proceeds from our IPO.

Cash Flows

Historically, our sources of cash have included private placements of equity securities, debt arrangements, proceeds from the exercises of common stock options and preferred stock warrants, and, beginning with our commercial launch of the iStent, cash generated from the collection of accounts receivable. Our historical cash outflows have primarily been associated with cash used for operating activities such as the purchase and growth of inventory, expansion of our sales and marketing and R&D activities and other working capital needs; the acquisition of intellectual property; and expenditures related to equipment and improvements used to increase our manufacturing capacity, and improve our manufacturing efficiency and for overall facility expansion.

The following table is a condensed summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(amounts in millions)	2014	2015
Net cash (used in) provided by:
Operating activities	$(5.8)	$(1.1)
Investing activities	(0.3)	(15.3)
Financing activities	1.5	118.2
Exchange rate changes	-	-
Net (decrease) increase in cash and cash equivalents	$(4.6)	$101.8

At June 30, 2015, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the six months ended June 30, 2014 and 2015, we used $5.8 million and $1.1 million, respectively, of net cash in operating activities. The decrease in net cash used in operating activities primarily reflects an increase in cash generated from significantly higher net sales of our iStent partially offset by an $11.6 million increase in our total operating expenses. For the six months ended June 30, 2014, the total net change in operating assets and liabilities reflected cash usage of $1.9 million due to increases in accounts receivable and inventory, partially offset by an increase in accounts payable.  More than offsetting this amount were all other adjustments to reconcile net loss to net cash used in operating activities totaling $3.0 million, primarily consisting of depreciation and amortization and stock-based compensation expense.

For the six months ended June 30, 2015, the total net change in operating assets and liabilities reflected cash usage of $0.9 million due to increases in accounts receivable and inventory, partially offset by an increase in accounts payable. All other adjustments to reconcile net loss to net cash used in operating activities totaled $33.8 million, primarily consisting of the $25.7 million loss on the deconsolidation of DOSE.  The remaining adjustments primarily consisted of stock-based compensation expense and depreciation and amortization.

Investing Activities

In each of the six month periods ended June 30, 2014 and 2015, we used approximately $0.3 million for purchases of property and equipment.  In the six months ended June 30, 2015, we used $15.0 million for the purchase of the iDOSE product line from DOSE.

We expect to increase our investment in property and equipment in the future as we expand our manufacturing capacity for current and new products, improve our manufacturing efficiency and for overall facility expansion. We also expect to invest proceeds from our IPO in appropriate short-term investments, which will generate additional cash flows from investing activities.

Financing Activities

In the six months ended June 30, 2015, cash of $118.2 million was provided from financing activities as compared to $1.5 million in the same period in 2014. In the six months ended June 30, 2015, we received net cash proceeds of $114.9 million from our IPO; $6.9 million from senior secured term and draw-to term loans under our amended and restated revolving credit and term loan agreement; and $1.7 million from the exercises of stock options and warrants.  In the six months ended June 30, 2015, we used $3.5 million for subordinated note payments and $1.9 million to pay off the balance of the revolving line of credit. In the six months ended June 30, 2014, exercises of stock options and stock warrants provided all of our cash from financing activities.

Indebtedness

Subordinated Notes Payable to GMP Vision Solutions

In November 2013, we amended the agreement originally entered into with GMP in January 2007 and executed a royalty buyout agreement with GMP pursuant to which we issued an aggregate of $17.5 million in secured promissory notes to GMP and a party related to GMP. This subordinated debt is secured by all of our assets, excluding intellectual property, but is subordinated to the rights of our bank lender in connection with the revolving line of credit. The subordinated debt carries an interest rate of 5% per annum and required monthly interest only payments from November 30, 2013 through December 31, 2014 of $72,900, followed by 24 equal monthly principal and interest payments of $0.8 million, which we began paying on January 31, 2015 and will pay through December 31, 2016. We concluded that the transaction resulted in the recognition of a $17.5 million intangible asset. After determining that the pattern of future cash flows associated with this intangible asset could not be reliably estimated with a high level of precision, we concluded that the intangible asset will be amortized to cost of sales in our statements of operations on a straight line basis over the estimated useful life of five years.

In each of the six month periods ended June 30, 2014 and 2015, we recorded related amortization expense of $1.8 million in cost of sales. Estimated amortization expense will be $3.5 million in each of 2015, 2016 and 2017, and $3.0 million in 2018.

Amended and Restated Revolving Credit and Term Loan Agreement

In June 2013, we entered into a loan and security agreement with our primary bank for a revolving line of credit in the maximum principal amount of $6.0 million. Advances under the agreement were limited to the lesser of (i) $6 million or (ii) 77% of the sum of cash, cash equivalents and eligible domestic accounts receivable. The entire unpaid principal amount plus any accrued but unpaid interest was due and payable in full on June 5, 2015. Obligations under the revolving line of credit bore interest on the outstanding daily balance thereof at the bank’s prime rate plus 0.5% (3.75% at December 31, 2014). Amounts owed were secured by a first priority security interest in all of our assets, excluding intellectual property. Additionally, the terms of the revolving line of credit contained various affirmative and negative covenants, with which we were in compliance at December 31, 2014. There was $1.9 million outstanding under this line of credit as of December 31, 2014.

In February 2015, we and our primary bank executed an Amended and Restated Revolving Credit and Term Loan Agreement providing for a $5.0 million senior secured term loan, a $5.0 million senior secured draw-to term loan and an $8.0 million senior secured revolving credit facility. Amounts owed under the agreement were secured by a first priority security interest in all of our assets, excluding intellectual property.

On the closing date, we received $5.0 million cash under the senior secured term loan. This loan required quarterly principal payments of $0.4 million over a three-year period beginning May 1, 2016 and matured February 23, 2019. The senior secured draw-to term loan was available through February 23, 2016 for advances up to an aggregate of $5.0 million, and required quarterly principal payments equal to 1/12 of the aggregate principal amount over a three-year period beginning May 1, 2016 and matured February 23, 2019. As of June 30, 2015 we had drawn $2.0 million under the draw-to term loan. Advances under the revolving line of credit may not exceed the lesser of (i) $8.0 million or (ii) a calculated borrowing base consisting of (a) 80% of eligible accounts receivable plus (b) the lesser of 30% of eligible inventory or $1.5 million. The entire unpaid principal amount plus any accrued but unpaid interest under the revolving line of credit are due and payable in full on February 23, 2017. As of June 30, 2015 we had not requested any advances under the revolving line of credit.

Outstanding balances under the senior secured term loan and senior secured draw-to term loan bore interest on the outstanding daily balance thereof at an annual percentage rate equal to the bank’s prime rate plus 2%. At our option, all or a portion of the amounts owed under any of the senior secured term loan and draw-to term loan may have been converted into Eurodollar-based advances at an annual percentage rate equal to LIBOR plus 3%. Outstanding balances under the revolving credit facility bore interest on the outstanding daily balance thereof at an annual percentage rate equal to the bank’s prime rate plus 1.75%. At our option, all or a portion of the amounts owed under the revolving credit facility may have been  converted into Eurodollar-based advances at an annual percentage rate equal to LIBOR plus 2.75%. In connection with the execution of the agreement, we issued warrants to purchase an aggregate of 11,298 shares of common stock at an exercise price of $8.85 per share.

We were required to comply with certain non-financial and financial covenants as provided in the agreement that, if not met, could constitute events of default..

On July 31, 2015, we paid off and fully retired the agreement with our primary bank with payment of $7.0 million in principal plus all interest and fees payable through the payoff date.  Accordingly, this facility is no longer outstanding and available to us.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2014 and the effect those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
Contractual obligations (in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations (1)	$0.4	$0.4	$-	$-	$-
Long-term debt obligations, excluding interest (2)	17.5	8.5	9.0	-	-
Firm purchase commitments	0.8	0.8	-	-	-
Regents of the University of California	2.7	2.7	-	-	-
Revolving line of credit	1.9	1.9	-	-	-
Total contractual obligations	$23.3	$14.3	$9.0	$-	$-

(1)

Excludes the operating lease obligation, resulting from the June 2015 sublease that takes effect September 1, 2015, as well as the June 2015 five-year lease that takes effect January 1, 2017 for an approximately 37,700 square foot facility in San Clemente, California, of approximately $0.1 million, $1.4 million, $1.1 million and $0.5 million in less than one year, one to three years, three to five years and more than five years, respectively, or a total of $3.1 million.

(2)

Excludes the Amended and Restated Revolving Credit and Term Loan Agreement, which was executed after December 31, 2014, and retired in July 2015 with payment of $7.0 million plus all interest and fees payable through the payoff date.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for any other contractually narrow or limited purpose. However, from time to time we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims including certain real estate leases, supply purchase agreements, and directors and officers. The terms of such obligations vary by contract and in most instances a maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot by reasonably estimated until a specific claim is asserted thus no liabilities have been recorded for these obligations on our balance sheets for any of the periods presented.

Inflation

We may experience pressure on our iStent selling prices resulting from potential future reductions in reimbursement payments to our customers, particularly from governmental payors such as Medicare or Medicaid but also private payors. We could also be impacted by rising costs for certain inflation- sensitive operating expenses such as labor and employee benefits. However, we do not believe that inflation has had a material effect on our business, financial condition or results of operations presented herein. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through selling price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Critical Accounting Policies and Significant Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material to the financial position and results of operations.

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are set forth in Note 2 to our audited consolidated financial statements in our Registration Statement on Form S-1 (File No. 333-204091). There have been no material changes to our critical accounting policies and estimates as disclosed therein, except as follows.

Estimated Fair Value of Stock Warrant Liability

As of June 30, 2015, the warrants to purchase convertible preferred stock, which required a high degree of judgment and complexity in the calculation of their fair market value, are no longer outstanding.  We continue to have freestanding warrants to purchase shares of our common stock which are recorded as a liability on our balance sheet and require a recalculation of their fair value using option pricing models at each balance sheet date.  However, the calculation has become less complex now that the value of the underlying common stock is based on an observable input, the closing price of our publicly-traded common stock.  Accordingly, we no longer consider the estimated fair value of our stock warrant liability to be a critical accounting policy.

DOSE—Variable Interest Entity Accounting

In October 2009, we formed a wholly-owned subsidiary, DOSE Medical Corporation, or DOSE, and in April 2010, we distributed all of our shares of common stock of DOSE via a stock dividend to our stockholders of record as of the close of business on March 31, 2010.  Since its formation, we had provided DOSE with a small number of leased employees, management services and space, all of which had been charged to DOSE and pursuant to written agreements between the parties. Additionally, we had provided DOSE the cash required to fund its operations that, together with accrued interest and charges for the aforementioned services, we had recorded in an intercompany receivable account. Up until the aforementioned transaction, we had accounted for DOSE as a variable interest entity in which we had a variable interest in all reporting periods since the formation of DOSE. Accordingly, our consolidated financial statements include the accounts of DOSE, with all intercompany balances eliminated and with the deficit balance of DOSE's net assets reflected as noncontrolling interest, up to but excluding June 30, 2015.

On June 30, 2015, we completed a transaction initially executed in July 2014, the closing of which was contingent upon the successful completion of an IPO.  Pursuant to the terms of the asset purchase agreement, we acquired from DOSE certain assets, including the iDose product line, in exchange for payment of $15 million in cash and the elimination of the $10.9 million intercompany receivable owed to us by DOSE as of the transaction date. We determined the valuation for DOSE based in part on the results of a valuation conducted by an independent third-party, and both our stockholders and the stockholders of DOSE approved the terms of the asset purchase agreement.  In addition to the asset purchase agreement, the parties agreed to an amended and restated patent license agreement and an amended and restated transition services agreement that provides for limited support to DOSE for a period of up to three years. Either we or DOSE can terminate the transition services agreement upon adequate written notice.  Two members of our board of directors currently serve on the board of directors of DOSE.

We have reconsidered our relationship with DOSE as a result of the transaction and have determined we are no longer considered to be the primary beneficiary with the power to direct operations and the right to receive benefits/absorb losses of DOSE; therefore, upon the close of the transaction, we derecognized DOSE and will no longer consider it a consolidated entity in our financial statements.  Accordingly, in the three months ended June 30, 2015, we recorded a charge to other expense in the amount of $25.7 million to reflect the deconsolidation of DOSE’s non-glaucoma related assets and noncontrolling interest.

JOBS Act

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period, and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. Our cash and cash equivalents include cash in readily available checking and money market accounts, as well as a certificate of deposit. These securities are not dependent on interest rate fluctuations that could cause the principal amount of these assets to fluctuate. As of June 30, 2015, we did not have outstanding any advances under our revolving line of credit, and we had an aggregate of $20.9 million in long-term debt. The interest rate on the subordinated notes is fixed. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been materially affected. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Foreign Currency Exchange Risk

Net sales to our distributors in Europe, and the financial statements of our German subsidiary and its sales to customers, are denominated in Euros, and therefore we have exposure to foreign currency exchange rates. The remainder of our business is primarily denominated in U.S. dollars. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables would not have been material for the periods presented. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our second fiscal quarter of 2015.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

We are not presently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. We may from time to time be involved in various claims and legal proceedings of a nature we believe are normal and incidental to a medical device business. These matters may include product liability, intellectual property, such as the matter described below, employment and other general claims. We accrue for contingent liabilities when it is probable that a liability has been incurred and the amount can be reasonably estimated. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

In March 2013, we received a letter from Transcend Medical, Inc., or Transcend, requesting that we agree that Transcend’s CyPass Micro-Stent does not infringe any of our patents. We refused, and on May 10, 2013, Transcend filed a declaratory judgment action in the U.S. District Court for the District of Delaware seeking a declaration that three of our patents are invalid or are not infringed by the CyPass product. Transcend further asked the court to grant a permanent injunction prohibiting us from charging or initiating any legal action for infringement of the three patents against Transcend, and to award reasonable attorneys’ fees. On May 31, 2013, we denied Transcend’s allegations and counterclaimed that Transcend’s CyPass product infringes the three patents. On June 24, 2013, Transcend answered our counterclaim by denying infringement and asserting, among other defenses, that our patents are invalid on several grounds. On December 16, 2013, Transcend filed its first amended complaint to add a fourth patent to the case, again seeking a declaration that its CyPass product does not infringe this fourth patent and that this fourth patent is invalid. It also seeks its attorneys’ fees and the same injunctive relief for all four patents that it requested in its original complaint. On January 3, 2014, we answered the first amended complaint and affirmatively counterclaimed for infringement, claiming that the CyPass product infringes all four patents now in suit. On January 13, 2014, Transcend denied our infringement claims in its answer to our amended counterclaims. In addition to its prior defenses, in August 2014 Transcend raised inequitable conduct as a defense in connection with U.S. Patent Nos. 7,857,782, 8,075,511, and 8,579,846, or the Tu Patents-in-Suit, alleging that certain inventors of the Tu Patents-in-Suit, together with other officers, consultants, and counsel of our company, withheld material information from the USPTO about the correct inventorship of the Tu Patents-in-Suit, with intent to deceive. Transcend states that the withheld information involves omitting Dr. Hill and improperly naming others as an inventor on the Tu Patents-in-Suit, and possibly on other patents and patent applications in our portfolio, which Transcend alleges we did in order to intentionally deceive the University from claiming ownership of one or more of our patents and patent applications. As a consequence, Transcend claims that at least the Tu Patents-in-Suit are unenforceable. We have denied this allegation and are vigorously contesting Transcend's claim. On January 16, 2015, the court issued a claim construction order for various terms used in the patents. In view of the court’s constructions for U.S. Patent No. 7,850,637, we have conceded non-infringement to Transcend, but we presently plan to maintain our right to appeal the court’s claim constructions for this patent. As for the Tu Patents-in-Suit, we are actively pursuing our claims of patent infringement consistent with the court’s order and are defending the validity of these patents. On July 10, 2015, we and Transcend completed our respective submissions for summary determinations. We moved for summary judgment of no inequitable conduct in connection with the Tu Patents-in-Suit. Transcend moved for summary judgment of no infringement of the Tu Patents-in-Suit, as well as for summary judgment that the Tu Patents-in-Suit are invalid. The court heard the three motions on July 29, 2015. We anticipate the court to rule on the three pending motions before trial begins; the court has scheduled a jury trial for November 2015. There is no guarantee that we will prevail in this litigation or receive any damages or other relief if we do prevail, including injunctive relief. Additionally, in the event of an adverse judgment, the court could hold that some or all of our asserted patents are not infringed, or are invalid or unenforceable, and could award attorneys’ fees to Transcend. If Transcend were to prevail on its general theories of alleged inequitable conduct, some of our patents on other iStent products, which Transcend is not challenging in its suit, but which Transcend has identified in its pleadings in this suit to support its allegations of inequitable conduct, could later be subject to similar claims from other third parties, which could potentially weaken the general scope of protection these patents afford our products. We do not believe that an adverse judgment would affect our ability to commercialize our iStent Supra product if approved, but could potentially affect our market share and sales due to the addition of one or more competing products in the market.

Item 1A.Risk Factors

You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including our financial statements and related notes, before deciding whether to purchase shares of our common stock. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected.  This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

Risks Related to Our Business

We have incurred significant losses since inception and there can be no guarantee as to when, if ever, we may be able to achieve or sustain profitability.

Since inception in July 1998, we have incurred significant operating losses. For the six months ended June 30, 2014 and 2015, we had net losses of $6.8 million and $34.0 million, respectively. As of June 30, 2015, we had an accumulated deficit of approximately $192.3 million. Losses have resulted principally from costs incurred in our clinical trial, research and development programs and from our general and administrative expenses. To date, we have financed our operations primarily through the sale of equity securities, debt financing through a credit line and, more recently, sales of the iStent. We have devoted substantially all of our resources to the research and development of our products, the commercial launch of the iStent, the development of our proprietary sales network, and the assembly of a management team to build our business.

To implement our business strategies we need to, among other things, grow our sales and marketing infrastructure to increase market acceptance of the iStent and any other products that receive Food and Drug Administration, or FDA, approval, fund ongoing research and development activities, expand our manufacturing capabilities, and obtain regulatory clearance or approval to commercialize our existing products in international markets or to commercialize those currently under development in the United States and internationally. As a result, we expect our expenses to increase significantly as we pursue these objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, especially given that we only recently began commercializing the iStent, which makes forecasting our sales more difficult. We will need to generate significant additional net sales to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or sustain profitability could have an adverse effect on the value of our common stock.

As a result of our recurring losses from operations and ongoing negative cash flows, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of, and for the year ended, December 31, 2014, describing the existence of substantial doubt about our ability to continue as a going concern. Although we subsequently completed our IPO, future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern. If we need to seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. Such substantial doubt does not give effect to the receipt of any proceeds from the IPO.

Substantially all of our net sales are generated from sales of the iStent, which has a limited commercial history, and we are completely dependent on its success. If the iStent or our other products under development fail to gain widespread market acceptance, our business will suffer.

Our primary sales‑generating commercial product is the iStent, which we began selling in the United States in the third quarter of 2012. We rely heavily upon sales in the United States, which comprised 95.0% and 93.4% of our net sales for the six months ended June 30, 2014 and 2015, respectively. We expect to continue to derive a significant portion of our net sales from sales of the iStent in the United States, even if we are successful in commercializing our iStent products outside the United States, or receive necessary approvals to commercialize the iStent Inject and iStent Supra. Accordingly, our ability to generate net sales is highly dependent on our ability to market and sell the iStent.

We have pioneered Micro‑Invasive Glaucoma Surgery, or MIGS, to revolutionize the traditional glaucoma treatment and management paradigm. The iStent is our first MIGS device and we are leveraging our platform technology to build a comprehensive and proprietary portfolio of micro‑scale injectable therapies designed to address the complete range of glaucoma disease states and progression. MIGS and our MIGS devices may not gain sufficient market acceptance among eye care professionals, patients, healthcare payors and the medical community. There are a number of other available therapies marketed for the treatment of glaucoma, including medication therapies that are well established and are widely accepted by the medical community. Eye care professionals, patients, healthcare payors and the medical community may be slow or fail to adopt our products for a variety of reasons, including, among others:

•	lack of experience with our products;

•	lack of availability of adequate coverage and reimbursement for hospitals, ambulatory surgery centers and physicians;
•

our inability to convince key opinion leaders to provide recommendations regarding our products, or to convince eye care professionals, patients and healthcare payors that our products are attractive alternatives to other products and treatment solutions;

•	lack of evidence supporting cost benefits or cost‑effectiveness of our products over existing alternatives;
•	perception that our products are unproven, investigational or experimental;
•	the price our products relative to competing treatment alternatives;
•	liability risks generally associated with the use of new products and procedures; and
•	training required to use new products.

If we are not successful in increasing market acceptance of our products, overall utilization of our products may fall below targeted levels and our future net sales will be adversely impacted. Because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict the extent to which we will continue to generate net sales from our products or the timing for when or the extent to which we will become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

We have limited experience marketing and selling the iStent. If our current investment in the expansion of our sales and marketing infrastructure does not lead to an increase in market penetration or acceptance of our products, we may not achieve sufficient net sales growth to become profitable.

We began marketing the iStent in the United States after receiving FDA approval in 2012. As a result, we have limited experience marketing and selling the iStent. Our operating results are directly dependent upon the sales and marketing efforts of our employees. If our direct sales representatives fail to adequately promote, market and sell our products, our sales may suffer.

In order to generate increased sales, we will need to expand the size and geographic scope of our direct sales organization. As a result, our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled regional sales managers and direct sales representatives with significant technical knowledge of MIGS and the iStent. Because of the competition for their services, we cannot assure you we will be able to hire and retain additional direct sales representatives on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified sales representatives would prevent us from expanding our business and generating sales. Additionally, new hires require training and take time before they achieve full productivity. If we fail to train new hires adequately, new hires may not become as productive as may be necessary to maintain or increase our sales.

As a result, the further expansion of our sales force will require significant additional investment and time. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our products, which would adversely affect our business, results of operations and financial condition. Additionally, if we overestimate the size and growth of our user base, or their expected utilization of our product post‑training, we could both overspend on sales and marketing programs and infrastructure and/or suffer material diminishing returns on these investments. Because the iStent is a first‑in‑class treatment for mild‑to‑ moderate open‑angle glaucoma and has a unique indication of use in combination with cataract surgery, there are no specific commercial models of other companies that we can utilize to project our resource and investment needs. If we fail to forecast our commercial infrastructure needs correctly, over‑ or under‑investing in market reach, acceptance and penetration, it could negatively impact our financial operating results as we may not see sufficient net sales growth to become profitable.

We face manufacturing risks that may adversely affect our ability to manufacture products and could reduce our gross margins and negatively affect our operating results.

Our business strategy depends on our ability to manufacture our current and proposed products in sufficient quantities and on a timely basis so as to meet customer demand, while adhering to product quality standards, complying with regulatory requirements and managing manufacturing costs. We currently have a single manufacturing facility located at our corporate headquarters in Laguna Hills, California, where we manufacture, inspect, package, release and ship all final products. If this facility suffers a crippling event, or a force majeure event, this could materially impact our ability to operate.

We are also subject to numerous other risks relating to our manufacturing capabilities, including:

•

quality and reliability of product components that we source from third‑ party suppliers, including the risk of receiving contaminated heparin or sourcing quality heparin in quantities sufficient to coat our products;

•	our inability to secure product components in a timely manner, in sufficient quantities or on commercially reasonable terms;
•	our inability to maintain compliance with quality system requirements;
•	our failure to increase production capacity or volumes to meet demand;
•

our inability to design or modify production processes to enable us to produce efficiently future products or implement changes in current products in response to design or regulatory requirements; and

•	difficulty identifying and qualifying alternative suppliers for components in a timely manner.

These risks are likely to be exacerbated by our limited experience with our current products and manufacturing processes. As demand for our products increases, we will have to invest additional resources to purchase components, hire and train employees and enhance our manufacturing processes. If we fail to increase our production capacity efficiently, our sales may not increase in line with our expectations and our operating margins could fluctuate or decline. In addition, although we expect some of our products in development to share product features and components with the iStent, the manufacture of these products may require the modification of our current production processes or unique production processes, the hiring of specialized employees, the identification of new suppliers for specific components or the development of new manufacturing technologies. It may not be possible for us to manufacture these products at a cost or in quantities sufficient to make these products commercially viable or to maintain current operating margins.

We depend on a limited number of third‑party suppliers for certain components, and the loss of any of these suppliers, or their inability to provide us with an adequate supply of materials, could harm our business.

We rely on a limited number of third‑party suppliers to supply components for the iStent, the iStent Inject and its unique injector system and our other pipeline products. Other than agreements with key suppliers, we generally do not enter into long‑term supply agreements with our suppliers, and we order most components on a purchase order basis. In some cases, we have a sole supplier or a limited number of suppliers. For example, we rely on one machining company to manufacture the titanium iStent implant and one pharmaceutical supplier for the heparin used in the iStent’s heparin coating. While we believe that there are at least several other vendors that could supply the titanium implant, and other pharmaceutical vendors that could supply heparin, we have not yet qualified any of these vendors, which could cause delay, thereby impairing our ability to meet the demand of our customers. Although we maintain inventory to mitigate supply interruptions, we are nevertheless exposed to risks, including limited control over costs, availability, quality and delivery schedules.

Moreover, due to the recent commercialization of the iStent and the limited amount of sales to date, we do not have long‑standing relationships with our suppliers and may not be able to convince suppliers to continue to make components available to us unless the volume of our orders continues to increase. As a result, there is a risk that certain components could be discontinued and no longer available to us.

We have in the past been, and we may in the future be, required to make significant “last time” purchases of components that are being discontinued by the supplier to ensure supply continuity. In addition, given our limited experience with these suppliers, it may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and regulatory requirements, we cannot quickly engage additional or replacement suppliers for some of our critical components. Even if we are able to identify and qualify a suitable second source to replace one of our key suppliers, if necessary, that replacement supplier would not have access to our previous supplier’s proprietary processes and would therefore be required to develop its own, which could result in further delay.

Failure of any of our suppliers to deliver products at the level our business requires would limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or other regulatory agencies, and the failure of our suppliers to comply with strictly enforced regulatory requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures or civil penalties. It could also require us to cease using the components, seek alternative components or technologies and modify our products to incorporate alternative components or technologies, which could result in a requirement to seek additional regulatory approvals. Our suppliers may also encounter financial or other hardships unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements. Any disruption of this nature or increased expense could harm our commercialization efforts and adversely affect our operating results.

In addition, we rely on our suppliers to supply us with components that comply with regulatory requirements and quality control standards, and meet agreed upon specifications, all at acceptable costs and on a timely basis. Although we expect our third‑party suppliers to act consistent with such standards, we do not control our suppliers, as they operate and oversee their own businesses. There is a risk that our suppliers will not always act consistent with our best interests, and may not always supply components that meet our needs. Accordingly, if we fail to obtain sufficient quantities of high‑quality components to meet demand for our products on a timely basis, we could lose customer orders, our reputation may be harmed and our business could suffer.

We operate primarily at a facility in a single location and any crippling accident, force majeure event or disruption at this facility could materially affect our ability to operate and produce saleable products and could shut down our manufacturing capacity for an extended period.

Our principal office is currently located in one building in Laguna Hills, California. Substantially all of our operations are conducted at this location, including our manufacturing processes, research and development activities, customer and technical support, and management and administrative functions. In addition, substantially all of our inventory of component supplies and finished goods is held at this location. Despite our efforts to safeguard our facility, including acquiring insurance, adopting environmental health and safety protocols and utilizing off‑site storage of computer data, vandalism, terrorism or a natural or other disaster, such as an earthquake, fire or flood, could damage or destroy our manufacturing equipment or our inventory of component supplies or finished goods, cause substantial delays in our operations, result in the loss of key information, and cause us to incur additional expenses, including relocation expenses. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.

Failure to secure and maintain adequate coverage or reimbursement by third‑party payors in the United States for procedures using the iStent or our other products in development, or changes in current coverage or reimbursement, could materially impact our net sales and future growth.

We currently derive nearly all our net sales from sales of the iStent in the United States and expect this to continue for the next several years. Hospitals and ambulatory surgery centers that purchase the iStent typically bill various third‑party payors, including Medicare, Medicaid, private commercial insurance companies, health maintenance organizations and other healthcare‑related organizations, to cover all or a portion of the costs and fees associated with the MIGS procedures in which the iStent is used and bill patients for any applicable deductibles or co‑payments. Access to adequate coverage and reimbursement for the procedures using the iStent (and our other products in development) by third‑party payors is essential to the acceptance of our products by our customers.

Because there is generally no separate reimbursement for medical devices and other supplies used in such procedures, including the iStent, the additional cost associated with the use of our iStent device could impact the profit margin of the hospital or surgery center where the cataract surgery is performed if the incremental facility fee payment is not sufficient. Some of our target customers may be unwilling to adopt our iStent in light of the additional associated cost. Further, any decline in the amount payors are willing to reimburse our customers for MIGS procedures could make it difficult for existing customers to continue using, or new customers to adopt, our iStent devices and could create additional pricing pressure for us. If we were forced to lower the price we charge for our products, our gross margins would decrease, which would adversely affect our ability to invest in and grow our business.

Third‑party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for medical device products and services exists among third‑party payors. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time‑consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained, or maintained if obtained.

Many third‑party payors in the United States model their coverage policies and payment amounts after those determined by the Centers for Medicare & Medicaid Services, or CMS, the federal agency responsible for administering the Medicare program. CMS relies on a network of Medicare Administrative Contractors, or MACs, which process nearly 4.9 million Medicare claims each day and disburse more than $365 billion annually, to develop coverage policies when no national coverage determination exists for a procedure. Because there currently is no Medicare national coverage determination for procedures using our iStent devices, we are required to provide scientific and clinical support for the use of the iStent (including the iStent Inject device and iStent Supra device, if approved) to each MAC separately, with no assurance that coverage and adequate reimbursement will be obtained. Although all MACs currently provide coverage and reimbursement for the MIGS procedure using the iStent, difficulties in processing reimbursement or regional differences in the reimbursement amount for the physician professional services could negatively impact further iStent penetration or usage by customers. These differences in MAC reimbursement could also negatively impact the amount paid by private commercial insurance companies, further negatively affecting customer penetration or usage.

Some third‑party payors in the United States, including Medicaid and TRICARE and certain commercial payors, have developed policies that deny coverage for the MIGS procedure using the iStent. To support changes in these policies, we may need to conduct prospective, randomized controlled clinical trials and present data from such trials to payors to demonstrate the medical necessity or cost‑effectiveness of the iStent. There can be no assurance that coverage for our products will be expanded. In addition, those private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for MIGS procedures performed with the iStent, though we cannot predict whether coverage will be sufficient or if there will be coverage at all. Failure to obtain favorable payor policies could have a material adverse effect on our business and operations.

We believe that Medicare coverage and existing coverage by third‑party payors represents approximately 90% of our target patient population. U.S. third‑party payors representing more than 76% of individuals covered by commercial insurance currently reimburse the iStent procedure. While we anticipate gaining coverage and reimbursement from additional third‑party payors, we cannot guarantee that we will be successful or that coverage and reimbursement will be at levels that support continued penetration and usage by our customers. Moreover, compliance with the administrative procedures and requirements of third‑party payors may result in delays in processing approvals by those third‑ party payors for customers to obtain coverage and reimbursement for procedures using the iStent. Failure to secure or maintain adequate coverage or reimbursement for procedures using the iStent by third‑party payors, or delays in processing approvals by those payors, could result in the cancellations of procedures to insert the iStent in combination with cataract surgery, resulting in the loss of net sales from these procedures. If these issues remain unresolved, they could have a material adverse effect on our business, financial condition and operating results.

In addition, although we have obtained temporary Category III Current Procedural Terminology codes for the MIGS procedures associated with the insertion of our iStent products, there is no guarantee that these billing codes or the payment amounts associated with such codes will not change in the future. Category III codes expire five years after the date they become effective. Prior to expiration, there are two options: submit an application to convert to a permanent Category I code; or submit an application for a five year extension of Category III status. If we are unable to maintain our existing codes or obtain new permanent Category I codes for procedures using our iStent products, or obtain new reimbursement codes for our other products in development, we will be subject to significant pricing pressure, which could harm our business, results of operations, financial condition and prospects.

Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the United States and in international markets. Coverage decisions may depend upon clinical and economic standards that disfavor new products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Adequate coverage and reimbursement from governmental and commercial payors are critical to new product acceptance. Third‑party coverage and reimbursement for our products or any of our product candidates for which we may receive regulatory approval may not be available or adequate in either the United States or international markets.

The medical device industry is highly competitive and subject to rapid technological change. If our competitors are better able to develop and market products that are safer, more effective, less costly or otherwise more attractive than the iStent or any new products that we may develop, our commercial opportunity may be reduced or eliminated.

The medical device industry is highly competitive and subject to rapid and profound technological change. Our success depends, in part, upon our ability to maintain a competitive position in the development of MIGS products.

We compete primarily with the use of medication therapy for treating glaucoma and with manufacturers of medical devices used in surgical therapy procedures for treating glaucoma, including Alcon, Inc., Abbott Medical Optics Inc., STAAR Surgical Company, Lumenis Ltd., NeoMedix,Inc. and Ellex Medical Lasers Limited. Alcon, Inc. and Abbott Medical Optics Inc. are the leading manufacturers of aqueous shunts, and Alcon, Inc. also markets the EX‑ PRESS Glaucoma Filtration Device. Lumenis Ltd. is a leading manufacturer of selective laser trabeculoplasty equipment. Neomedix, Inc. markets an electrosurgical device, and Ellex Medical Lasers Limited markets a canaloplasty device that some physicians employ to lower intraocular pressure in glaucoma.

Many of our current competitors are large public companies or divisions of publicly‑traded companies and have several competitive advantages, including:

•	greater financial and human resources for product development, sales and marketing and patent litigation;
•	significantly greater name recognition;
•	longer operating histories;
•	established relationships with healthcare professionals, customers and third‑party payors;
•	additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or incentives;
•	more established sales and marketing programs and distribution networks; and
•

greater experience in conducting research and development, manufacturing, clinical trials, preparing regulatory submissions and obtaining regulatory clearance or approval for products and marketing approved products.

Our competitors, medical companies, academic and research institutions or others could develop new drugs, therapies, medical devices or surgical procedures to treat glaucoma that could render our products obsolete. For example, we are aware of several companies, including Transcend Medical, Inc., AqueSys, Inc., InnFocus Inc. and Ivantis Inc. that are conducting investigational device exemption, or IDE, approved clinical trials of MIGS devices. These products or other products that may be developed could demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our iStent or other products under development. If approved for marketing, these devices may compete directly with the iStent and our products under development. If any of these alternative technologies gain market acceptance, this may reduce demand for our primary product, the iStent, as well as for our products in development.

Demand for the iStent or our future products would decline if such a product or technology were introduced, and our business would be harmed.

The training required for surgeons to use the iStent could reduce the market acceptance of our products.

As with any new method or technique, ophthalmic surgeons must undergo a thorough training program before they are qualified to perform the iStent procedure. Surgeons could experience difficulty with the technique necessary to successfully insert the iStent, intraoperative gonioscopy, and not achieve the technical competency necessary to be qualified to insert our stents. Also, even after successfully completing the training program, the physicians could experience difficulty inserting our products and cease utilizing them or limit their use significantly in practice.

We could also experience difficulty meeting expected levels of ophthalmic surgeons who complete our training program. This could happen due to less demand than expected, the length of time necessary to train each surgeon being longer than expected, the capacity of our sales representatives to train surgeons being less than anticipated, or if we are unable to sufficiently increase our sales organization. All of these events would lead to fewer trained ophthalmic surgeons qualified to insert the iStent, which could negatively impact our operating and financial results.

Ophthalmic surgeons not completing the iStent training program may nevertheless elect to perform iStent procedures and experience inferior clinical outcomes.

Although our sales representatives manage the training program for ophthalmic surgeons to become qualified to insert the iStent in combination with cataract surgery, once training is completed the surgeon and/or surgical facility that the surgeon utilizes are cleared to order and maintain an iStent supply. There is a risk that untrained or unqualified ophthalmic surgeons could gain access to iStent devices from a facility’s inventory and conduct iStent procedures without having received qualified status from us. If performing iStent procedures by unqualified ophthalmic surgeons were to become pervasive, this could raise the risk of complications and inferior clinical outcomes, which could result in negative patient experiences or experiences being published and damaging our reputation and that of the iStent. This could result in lower penetration and utilization by ophthalmic surgeons and could have a material adverse effect on our net sales growth, expected operating results and financial condition.

The safety and efficacy of the iStent and our other products are not yet supported by long‑term clinical data in large numbers of patients. Ophthalmic surgeons may not use our products if they do not believe they are safe, efficient, effective and preferable alternatives to other treatment solutions in the market.

We believe that ophthalmic surgeons will not use our products unless they conclude that our products provide a safe, efficient, effective and preferable alternative to currently available treatment options. If longer‑term patient studies or clinical experience indicate that treatment with our products is less effective, less efficient or less safe than our current data suggest, our sales would be harmed, and we could be subject to significant liability. Further, unsatisfactory patient outcomes or patient injury could cause negative publicity for our products, particularly in the early phases of product introduction. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from their use. It is also possible that as our products become more widely used, latent defects could be identified, creating negative publicity and liability problems for us and adversely affecting demand for our products. If an increasing number of ophthalmic surgeons do not continue to adopt the use of our products, our operating and financial results will be negatively impacted.

Product liability suits brought against us could cause us to incur substantial liabilities, limit sales of our existing products and limit commercialization of any products that we may develop.

If our product offerings, including the iStent, are defectively designed or manufactured, contain defective components, or are used or deployed improperly, or if someone claims any of the foregoing, whether or not such claims are meritorious, we may become subject to substantial and costly litigation. Any product liability claims brought against us, with or without merit, could divert management’s attention from our business, be expensive to defend, result in sizable damage awards against us, damage our reputation, increase our product liability insurance rates, prevent us from securing continuing coverage, or prevent or interfere with commercialization of our products. In addition, we may not have sufficient insurance coverage for all future claims. Product liability claims brought against us in excess of our insurance coverage would likely be paid out of cash reserves, harming our financial condition and results of operations.

Operating results could be unpredictable and may fluctuate significantly from quarter to quarter, which could adversely affect our business, financial condition, results of operations and the trading price of our common stock.

We have only recently begun generating net sales from the sale of the iStent and we may experience volatility due to a number of factors, many of which are beyond our control, including:

•	our ability to drive increased sales of our products;
•	our ability to establish and maintain an effective and dedicated sales organization;
•	fluctuations in the demand for our products;
•	pricing pressure applicable to our products, including adverse third‑ party coverage and reimbursement outcomes;
•	results of clinical research and trials on our products;
•

fluctuations in the number of cataract procedures performed by our customers, which could decrease significantly during holiday seasons and summer months, when significant numbers of physicians and patients may schedule vacations;

•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•	deferrals of customer orders in anticipation of the introduction of new products or product enhancements by us;
•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;
•	interruption in the manufacturing or distribution of our products;
•	the ability of our suppliers to timely provide us with an adequate supply of product components;
•	the effect of competing technological, industry and market developments;

•	changes in our ability to obtain regulatory clearance or approval for our products or to obtain or maintain our CE Certificates of Conformity for our products;
•	variances in the sales terms, timing or volume of customer orders from period to period;
•	the length of our sales cycle, which varies and may be unpredictable; and
•	our ability to expand the geographic reach of our sales and marketing efforts.

As a result, you should not rely on our results in any past period as an indication of future results and you should anticipate that fluctuations in our quarterly and annual operating results may continue and could generate volatility in the price of our common stock. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

Our long‑term growth depends on our ability to develop and commercialize additional products using our iStent technologies. If we are not able to commercialize products in development in a timely manner, our products may become obsolete over time, customers may not buy our products and our net sales and profitability may decline.

Demand for our products may change in ways we may not anticipate due to:

•	changing coverage and reimbursement, coding and payments;
•	changing customer needs;
•	the introduction of new products and technologies;
•	evolving surgical practices;
•	evolving industry standards; and
•	other unforeseen reasons.

As a result, it is important that we continue to build a more complete product offering using our iStent technologies. Developing additional products is expensive and time‑consuming, and could divert management’s attention away from expanding acceptance of the iStent and harm our business. Even if we are successful in developing additional products, including those currently in development, the success of our new product offerings, if any, will depend on several factors, including our ability to:

•	properly identify and anticipate customer needs;
•	commercialize new products in a cost‑effective and timely manner;
•	manufacture and deliver products in sufficient volumes on time;
•	obtain regulatory approval for new products;
•	receive adequate coverage and reimbursement for procedures performed with our products;
•	differentiate our offerings from competitors’ offerings;
•	achieve positive clinical outcomes;
•	satisfy the increased demands from healthcare payors, providers and patients for lower‑cost procedures;
•	innovate and develop new materials, product designs and surgical techniques; and
•	provide adequate medical and consumer education relating to new products and attract key ophthalmologists and other eye care professionals to advocate these new products.

Moreover, we will need to make a substantial investment in research and development before we can determine the commercial viability of any innovations, and we may not have the financial resources required to fund such research and development. In addition, even if we are able to successfully develop product enhancements or new products, these enhancements or new products may not produce net sales in excess of the costs of development, or they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying superior technologies or features.

Research programs to identify new products will require substantial technical, financial and human resources, whether or not any such products are ultimately identified. We may determine that one or more of our pre‑clinical programs does not have sufficient potential to warrant the allocation of such resources. Our research programs may initially show promise in identifying potential products, yet fail to yield product candidates for clinical development for many reasons, including the following:

•	the research methodology used may not be successful in identifying potential products;
•	competitors may develop alternatives that render our future products, if any, obsolete;
•	our products may not be deployed safely or effectively;
•	our future products, if any, may, on further study, be shown to have harmful side effects or other characteristics that indicate they are unlikely to be effective;
•	our clinical trials may not be successful; and
•	we may not receive regulatory approval.

If we fail to manage our anticipated growth effectively, our business could suffer.

Since commercial launch of the iStent in July 2012, we have seen significant period‑to‑period growth in our business. We anticipate that this rapid growth will continue in the near term as the iStent continues to gain market acceptance. Not only do we expect this growth to continue, but we must continue to grow in order to meet our business and financial objectives. However, continued growth may create numerous challenges, including:

•	new and increased responsibilities for our management team;
•	increased pressure on our operating and financial systems, controls and reporting systems;
•	the need to hire, train and manage additional qualified personnel;
•	management of an increasing number of relationships with our customers, suppliers and other third parties;
•	strain on our ability to source a larger supply of components that meet our required specifications on a timely basis; and
•	additional manufacturing capacity requirements.

If we fail to manage any of the above challenges effectively, our business may be harmed.

Our future growth depends on our ability to retain members of our senior management and other key employees. If we are unable to retain or recruit qualified personnel for growth, our business results could suffer.

We have benefited substantially from the leadership and performance of our senior management as well as certain key employees. For example, our chief executive officer, as well as other key members of our senior management, have experience successfully developing novel technologies and scaling early‑stage medical device companies to achieve profitability. Our success will depend on our ability to retain our current management and key employees, and to attract and retain qualified personnel in the future. Competition for senior management and key employees in our industry is intense and we cannot guarantee that we will be able to retain our personnel or attract new, qualified personnel. The loss of services of certain members of our senior management or key employees could prevent or delay the implementation and completion of our strategic objectives, or divert management’s attention to seeking qualified replacements. Each member of senior management as well as our key employees may terminate employment without notice and without cause or good reason. The members of our senior management are not subject to non‑competition agreements. Accordingly, the adverse effect resulting from the loss of certain members of senior management could be compounded by our inability to prevent them from competing with us.

In addition to competing for market share for our products, we also compete against these companies for personnel, including qualified sales representatives that are necessary to grow our business. Also, we compete with universities and research institutions for scientific and clinical personnel that are important to our research and development efforts.

In addition, recruiting and retaining qualified operations, finance and accounting, scientific, clinical and sales and marketing personnel will be critical to our success. We may not be able to attract and retain these personnel on acceptable terms, given the competition among numerous medical device and pharmaceutical companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions.

We also rely on consultants and advisors in our research, operations, clinical and commercial efforts to implement our business strategies. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

Our strategic plan requires us to continue growing our sales, marketing, clinical and operational infrastructure in order to generate, and meet, the demand for our products. If we fail to retain or attract these key personnel, we could fail to take advantage of the market for our iStent technologies and our business, financial condition and operating results could be adversely affected.

Our iDose implant will be regulated as a drug and be subject to a different regulatory approval process than our other products in development. iDose is in early stages of development and may never be commercialized.

As a drug delivery implant, the iDose will be subject to a regulatory approval process similar to that for pharmaceuticals. This process is often a more lengthy and complex process than obtaining regulatory approval as a medical device. The future success of our iDose product candidate depends on our ability to complete pre‑clinical development and clinical trials, and will require significant development activities, pre‑clinical studies, clinical trials, regulatory approvals, and substantial additional investment.

This development program may not lead to a commercially viable product for several reasons. For example, we may fail to demonstrate safety and efficacy in pre‑clinical tests or clinical trials, or we may have inadequate financial or other resources to pursue drug development efforts. From time to time, we may establish and announce certain development goals for our iDose product candidate; however, it is difficult to predict accurately if and when we will achieve these goals. We may be unsuccessful in advancing this drug delivery implant into clinical testing or in obtaining FDA approval, and our long‑term business prospects could be harmed.

Our business requires substantial capital and operating expenditures to operate and grow.

Although we generate net sales from sales of our first FDA‑approved product, the iStent, and are conducting this offering, we may nevertheless need to raise substantial additional capital in the future to:

•	expand our sales and marketing organization in the United States and internationally;
•	fund our operations, clinical trials and commercialization efforts for new products, if any such products receive regulatory approval for commercial sale;
•	scale‑up our manufacturing operations;
•	pursue additional research and development;
•	defend, in litigation or otherwise, any claims that we infringe third‑ party patent or other intellectual property rights; and
•	acquire companies or in‑license products or intellectual property.

We believe that the net proceeds from our IPO, together with our existing cash, cash equivalents, short‑term investment balances and interest we earn on these balances will be sufficient to meet our anticipated cash requirements for the next 24 months. However, our future funding requirements will depend on many factors, including:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;
•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;
•	the cost of defending, in litigation or otherwise, any claims that we infringe third‑party patent or other intellectual property rights;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
•	the cost and timing of regulatory approvals;
•	the cost and timing of establishing sales, marketing and distribution capabilities;
•	the cost of establishing clinical and commercial supplies of our products and any products that we may develop;
•	the effect of competing technological and market developments;

•	licensing technologies for future development; and
•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

If we raise additional funds through further issuances of equity or issuances of convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing obtained by us in the future would likely be senior to our common stock, would likely cause us to incur interest expense, and could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may increase our expenses and make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may also be required to secure any such debt obligations with some or all of our assets.

We cannot assure you that we will be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may even have to scale back our operations.

We may enter into acquisitions, collaborations, in‑licensing agreements, joint ventures, alliances or partnerships with third parties that fail to result in a commercial product or net sales.

We do not have any other current commitments to enter into any acquisitions, collaborations, in‑licensing agreements, joint ventures, alliances or partnerships. We may in the future choose to undertake one or more of these transactions in order to retain our competitive position within the marketplace or to expand into new markets. However, we cannot assure you that we would be able to successfully complete any acquisition we choose to pursue, or that we would be able to successfully integrate any acquired business, product or technology in a cost‑effective and non‑disruptive manner. If we were unable to integrate any acquired businesses, products or technologies effectively, our business would likely suffer.

Significant disruptions to our information technology infrastructure could materially impact operations and financial results.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions. Our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, attacks by computer viruses or hackers, power losses, and computer system or data network failures. In addition, a variety of our software systems are cloud‑based data management applications, hosted by third‑party service providers whose security and information technology systems are subject to similar risks.

The failure of either our or our service providers’ information technology could disrupt our entire operation or result in decreased sales, increased overhead costs and product shortages, all of which could have a material adverse effect on our reputation, business, financial condition and operating results.

Planned expansion into new markets outside of the United States will subject us to additional business and regulatory risks, and there can be no assurance that our products will be accepted in those markets.

Engaging in international business inherently involves a number of other difficulties and risks, including:

•

competition from established companies, many of which are well‑ positioned within their local markets with longer operating histories, more recognizable names and better established distribution networks;

•

the availability and level of coverage and reimbursement within prevailing foreign healthcare payment systems and the ability of patients to elect to privately pay for the iStent and our other products;

•	difficulties in enforcing intellectual property rights;
•	pricing pressure;
•	required compliance with existing and changing foreign regulatory requirements and laws;
•	laws and business practices favoring local companies;

•	longer sales and payment cycles;
•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•	political and economic instability;
•	foreign currency risks that could adversely affect our financial results;
•	potentially adverse tax consequences, tariffs and other trade barriers;
•	exposure to liabilities under anti‑corruption and anti‑money laundering laws, including the U.S. Foreign Corrupt Practices Act, and similar laws and regulations in other jurisdictions;
•	international terrorism and anti‑American sentiment;
•	difficulties and costs associated with staffing and managing foreign operations; and
•	export restrictions and controls relating to technology.

If we or our suppliers are unable to address these international risks, we may fail to establish and maintain an international presence, and our business, financial condition and results of operations would suffer.

We cannot be certain that our net operating loss tax carryforwards will be available to offset future taxable income.

As of December 31, 2014, we had net operating loss carryforwards of approximately $121.0 million for U.S. federal income tax purposes and approximately $104.7 million of net operating loss carryforwards for state income tax purposes, which begin to expire in various amounts, if not used, between 2015 and 2018. At December 31, 2014, we had federal and state research and development carryforwards of $3.9 million and $4.2 million, respectively, which begin to expire in 2020 for federal purposes and carry over indefinitely for state purposes. We have recorded a full valuation allowance against these tax attributes because we believe that uncertainty exists with respect to the future realization of the tax attributes as well as with respect to the amount of the tax attributes that will be available in future periods. To the extent available, we intend to use these net operating loss carryforwards to offset future taxable income associated with our operations. There can be no assurance that we will generate sufficient taxable income in the carryforward period to utilize any remaining net operating loss carryforwards before they expire.

In addition, Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, contains rules that limit for U.S. federal income tax purposes the ability of a corporation that undergoes an “ownership change” to utilize its net operating losses (and certain other tax attributes) existing as of the date of such ownership change. Under these rules, a corporation is treated as having had an “ownership change” if there is more than a 50% increase in stock ownership by one or more “five percent shareholders,” within the meaning of Section 382 of the Code, during a rolling three‑year period. We believe a portion of our existing net operating losses are subject to limitations arising from previous ownership changes, and if we undergo an ownership change in connection with or after the IPO, our ability to utilize our net operating losses to offset future taxable income could be further limited, which could have a negative effect on our liquidity. For these reasons, we may not be able to utilize a material portion of our net operating losses, even if we attain profitability.

Risks Related to the Regulatory Environment

We and our suppliers are subject to extensive federal and state regulation, and if we fail to comply with applicable regulations, we could suffer severe criminal or civil sanctions or be required to make significant changes to our operations that could adversely affect our business, financial condition and operating results.

The iStent is classified as a medical device. As a result, we are subject to extensive government regulation in the United States by the FDA and state regulatory authorities and by foreign regulatory authorities in the countries in which we conduct business. These regulations relate to, among other things, research and development, design, testing, clinical trials, manufacturing, clearance or approval, environmental controls, safety and efficacy, labeling, advertising, promotion, pricing, recordkeeping, reporting, import and export, post‑approval studies and the sale and distribution of the iStent and our other products in development.

In the United States, before we can market a new medical device, or a new use of, new claim for, or significant modification to, an existing product, we must first receive either clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act or approval of a premarket approval, or PMA, application from the FDA, unless an exemption applies. The process of obtaining PMA approval, which was required for the iStent, is much more costly and uncertain than the 510(k) clearance process. In the 510(k) clearance process, the FDA must determine that a proposed device is

“substantially equivalent” to a device legally on the market, known as a “predicate” device, in order to clear the proposed device for marketing. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence. In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre‑clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices for which the 510(k) process cannot be used and that are deemed to pose the greatest risk.

Modifications to products that are approved through a PMA application generally need FDA approval. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The process of obtaining a PMA generally takes from one to three years, or even longer, from the time the PMA is submitted to the FDA until an approval is obtained. Any delay or failure to obtain necessary regulatory approvals would have a material adverse effect on our business, financial condition and prospects.

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or notified body that our products are safe or effective for their intended uses;
•

the disagreement of the FDA or the applicable foreign regulatory body with the design or implementation of our clinical trials or the interpretation of data from pre‑clinical studies or clinical trials;

•	serious and unexpected adverse device effects experienced by participants in our clinical trials;
•	the data from our pre‑clinical studies and clinical trials may be insufficient to support clearance or approval, where required;
•	our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;
•	the manufacturing process or facilities we use may not meet applicable requirements; and
•

the potential for approval policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering our clinical data or regulatory filings insufficient for clearance or approval.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products is also subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market any drug product candidate in the United States until we receive approval of a new drug application, or NDA, from the FDA. To gain approval to market a drug product, we must provide the FDA and any applicable foreign regulatory authorities with data from well‑controlled clinical trials that adequately demonstrate the safety, efficacy and compliant manufacturing of the product for the intended indication applied for in the NDA or other respective regulatory filing. Obtaining regulatory approval of an NDA can be a lengthy, expensive and uncertain process.

The FDA or other applicable foreign regulatory bodies can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to, the following:

•	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that the drug candidate is safe and effective for the requested indication;
•	the FDA’s or the applicable foreign regulatory body’s disagreement with design or implementation of our clinical trials or the interpretation of data from preclinical studies or clinical trials;
•	serious and unexpected drug‑related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•	our inability to demonstrate that the clinical and other benefits of the drug candidate outweigh any safety or other perceived risks;
•	the FDA’s or the applicable foreign regulatory body’s requirement for additional preclinical or clinical studies;

•	the FDA’s or the applicable foreign regulatory body’s non‑approval of the drug candidate’s chemistry, manufacturing or controls or labeling;
•	the FDA’s or the applicable foreign regulatory body’s failure to approve the manufacturing processes or facilities of third‑party manufacturers; or
•

the potential for approval policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering our clinical data or regulatory filings insufficient for approval.

Further, we are subject to laws directed at preventing fraud and abuse, which subject our marketing, training and other practices to government scrutiny. To ensure compliance with Medicare, Medicaid and other regulations, government agencies or their contractors often conduct routine audits and request customer records and other documents to support claims submitted for payment of services rendered. Government agencies or their contractors also periodically open investigations and obtain information from healthcare providers. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including debarment, suspension or exclusion from Medicare, Medicaid and other government reimbursement programs, any of which would have a material adverse effect on our business.

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.

In the United States and in certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the regulatory and healthcare systems in ways that could impact our ability to sell our products profitably, if at all. In the United States in recent years, new legislation has been proposed and adopted at the federal and state levels that is effecting major changes in the healthcare system. In addition, new regulations and interpretations of existing healthcare statutes and regulations are frequently adopted.

For example, in 2011, the FDA announced a Plan of Action to modernize and improve the FDA’s premarket review of medical devices, and has implemented, and continues to implement, reforms intended to improve the timeliness and predictability of the premarket review process. In addition, as part of the Food and Drug Administration Safety and Innovation Act of 2012, Congress enacted several reforms entitled the Medical Device Regulatory Improvements and additional miscellaneous provisions that will further affect medical device regulation both pre‑ and post‑approval.

If, as a result of legislative or regulatory healthcare reform, we cannot sell the iStent (or our other products in development if approved) profitably, our business would be harmed. In addition, any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or PPACA, was signed into law. While the goal of health care reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The PPACA substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services and significantly impacts the medical device industry. Among other things, the PPACA:

•	imposes an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions (described in more detail below);
•	establishes a new Patient‑Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research;
•

implements payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models; and

•	creates an independent payment advisory board that will submit recommendations to Congress to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012, or the ATRA, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or product candidates or additional pricing pressures.

In September 2012, the European Commission published proposals for the revision of the EU regulatory framework for medical devices. The proposal would replace the Medical Devices Directive and two related directives concerning active implantable medical devices and in vitro diagnostic medical devices respectively with a new regulation concerning medical devices and another concerning in vitro diagnostic medical devices. Unlike Directives that must be implemented into national laws, the Regulations would be directly applicable in all European Economic Area, or EEA, Member States and so are intended to eliminate current national differences in regulation of medical devices.

In October 2013, the European Parliament approved a package of reforms to the European Commission’s proposals. Under the revised proposals, only designated “special notified bodies” would be entitled to conduct conformity assessments of high‑risk devices. These special notified bodies will need to notify the European Commission when they receive an application for a conformity assessment for a new high‑risk device. The Commission will then forward the notification and the accompanying documents on the device to the Medical Devices Coordination Group for an opinion. These new procedures may result in the re‑assessment of our existing medical devices, or a longer or more burdensome assessment of our new products. We anticipate that further amendments to this proposal may be agreed as a compromise among the various EU legislative bodies before the final regulation on medical devices is adopted, most likely in 2015 or 2016.

The clinical trial process required to obtain regulatory approvals is lengthy and expensive with uncertain outcomes, and could result in delays in new product introductions.

Because of the indication we chose to pursue for the iStent, the FDA required that we seek PMA approval rather than clearance under the 510(k) process. In order to obtain PMA approval for a product, the sponsor must conduct well‑controlled clinical trials designed to assess the safety and efficacy of the product candidate. Similarly, a sponsor generally must conduct well‑controlled clinical trials designed to assess the safety and efficacy of a drug product candidate in order to obtain FDA approval of a drug product. We therefore will be required to conduct clinical trials to obtain approval of iDose, our drug delivery implant, new indications for the iStent or new product candidates. Conducting clinical trials is a complex and expensive process, can take many years, and outcomes are inherently uncertain. We incur substantial expense for, and devote significant time to, clinical trials but cannot be certain that the trials will ever result in commercial sales. We may suffer significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical trial process. Any of our products may malfunction or may produce undesirable adverse effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials. We, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time to avoid exposing trial participants to unacceptable health risks.

Successful results of pre‑clinical studies are not necessarily indicative of future clinical trial results, and predecessor clinical trial results may not be replicated in subsequent clinical trials. Additionally, the FDA may disagree with our interpretation of the data from our pre‑clinical studies and clinical trials, or may find the clinical trial design, conduct or results inadequate to prove safety or efficacy, and may require us to pursue additional pre‑clinical studies or clinical trials, which could further delay the clearance or approval of our products. The data we collect from our pre‑ clinical studies and clinical trials may not be sufficient to support FDA clearance or approval, and if we are unable to demonstrate the safety and efficacy of our future products in our clinical trials, we will be unable to obtain regulatory clearance or approval to market our products.

In addition, we may estimate and publicly announce the anticipated timing of the accomplishment of various clinical, regulatory and other product development goals, which are often referred to as milestones. These milestones could include the obtainment of the right to affix the CE Mark in the European Union; the submission to the FDA of an IDE application, or an Investigational New Drug application, or IND, to commence a pivotal clinical trial for a new product candidate; the enrollment of patients in clinical trials; the release of data from clinical trials; and other clinical and regulatory events. The actual timing of these milestones could vary dramatically compared to our estimates, in some cases for reasons beyond our control. We cannot assure you that we will meet our projected milestones and if we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.

Clinical trials are necessary to support PMA applications for our device product candidates and may be necessary to support PMA supplements for modified versions of our marketed device products. This would require the enrollment of large numbers of suitable subjects, which may be difficult to identify, recruit and maintain as participants in the clinical trial. The clinical trials supporting the PMA application for the iStent involved 289 randomized patients. We expect that we will provide the FDA with data on the results of approximately 968 patients in three post‑approval studies. If the FDA were to require us to submit data on a greater number of patients or a longer follow‑up period, we would incur additional expenses that could be significant. Adverse outcomes in the post‑approval studies could also result in restrictions or withdrawal of approval of the PMA.

Before we can obtain regulatory approval for any drug product candidate, such as our iDose drug delivery implant, we must undertake extensive clinical testing in humans to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory agencies. Clinical trials of drug product candidates are expensive and take years to complete, and the outcome of such trials is uncertain. We are currently conducting a Phase I clinical trial of iDose in Armenia. We initiated discussions with FDA regarding that study and regarding the data and information necessary to support an IND application to conduct clinical trials of iDose in the United States. Our ability to conduct additional clinical trials depends on many factors, including the data obtained in the Phase I clinical trial.

Delays in the commencement or completion of clinical testing could significantly affect our product development costs. We do not know whether planned clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients in a timely manner or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed or terminated for a number of reasons, including delays or failures related to:

•	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies;
•	obtaining regulatory approval to commence a clinical trial;
•

reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	manufacturing sufficient quantities of a product candidate for use in clinical trials;
•	obtaining institutional review board, or IRB, or ethics committees approval to conduct a clinical trial at each prospective site;
•	recruiting and enrolling patients and maintaining their participation in clinical trials;
•	having clinical sites observe trial protocol or continue to participate in a trial;
•	addressing any patient safety concerns that arise during the course of a clinical trial;
•	addressing any conflicts with new or existing laws or regulations; and
•	adding a sufficient number of clinical trial sites.

Patient enrollment in clinical trials and completion of patient follow‑up depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, patient compliance, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product being studied in relation to other available therapies, including any new treatments that may be approved for the indications we are investigating. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post‑treatment procedures or follow‑up to assess the safety and efficacy of a product candidate, or they may be persuaded to participate in contemporaneous clinical trials of a competitor’s product candidate. In addition, patients participating in our clinical trials may drop out before completion of the trial or suffer adverse medical events unrelated to our products. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may delay commencement or completion of the clinical trial, cause an increase in the costs of the clinical trial and delays, or result in the failure of the clinical trial.

We could also encounter delays if the FDA concluded that our financial relationships with our principal investigators resulted in a perceived or actual conflict of interest that may have affected the interpretation of a study, the integrity of the data generated at the applicable clinical trial site or the utility of the clinical trial itself. Principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash compensation and/or stock options in connection with such services. If these relationships and any related compensation to or ownership interest by the clinical investigator carrying out the study result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of our application by the FDA. Any such delay or rejection could prevent us from commercializing any of our products currently in development.

Further, clinical trials may also be delayed as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRB overseeing the clinical trial at issue, the Data Safety Monitoring Board for such trial, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with applicable regulatory requirements or our clinical protocols;
•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;
•	inability of a clinical investigator or clinical trial site to continue to participate in the clinical trial;
•	unforeseen safety issues or adverse side effects;
•	failure to demonstrate a benefit from using the product candidate; and
•	lack of adequate funding to continue the clinical trial.

Additionally, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our product candidates may be harmed and our ability to generate product revenues from these product candidates will be delayed or not realized at all. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of a clinical trial may also ultimately lead to the denial of regulatory approval of the subject product candidate.

If the FDA does not conclude that the iDose drug delivery implant satisfies the requirements for the 505(b)(2) regulatory approval pathway, or if the requirements for approval of the iDose drug delivery implant under Section 505(b)(2) are not as we expect, the approval pathway will likely take significantly longer, cost significantly more and encounter significantly more complications and risks than anticipated, and in any case may not be successful.

We intend to seek FDA approval through the 505(b)(2) regulatory pathway for our drug delivery implant, iDose. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch‑Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant.

If the FDA does not allow us to pursue the 505(b)(2) regulatory pathway for iDose as anticipated, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval would likely substantially increase. Moreover, the inability to pursue the 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than our product candidate, which could materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the 505(b)(2) regulatory pathway for iDose, we cannot assure you that we will receive the requisite or timely approvals for commercialization of this product candidate.

Failure to comply with post‑marketing regulatory requirements could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw a product from the market.

Once a medical device is approved, a manufacturer must notify the FDA of any modifications to the device. Any modification to a device that has received FDA clearance or approval that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires premarket clearance or approval from the FDA pursuant to a new 510(k) clearance or approval of a PMA supplement. The FDA requires every manufacturer to make the determination in the first instance regarding whether a modification to a cleared or approved device necessitates the filing of a new 510(k) notification or PMA supplement. The FDA may review any manufacturer’s decision and can disagree. If the FDA disagrees with any future determination by us that a new clearance or approval is not required, we may need to cease marketing or to recall the modified product until and unless we obtain clearance or approval. In addition, we could also be subject to significant regulatory fines or penalties. Any of these outcomes would harm our business.

A manufacturer must also submit periodic reports to the FDA as a condition of PMA approval. These reports include safety and effectiveness information about the device after its approval. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of the periodic reports, the FDA might ask for additional information or initiate further investigation.

The PMA approval for the iStent is subject to several conditions of approval, including postmarket study and registry study requirements. Failure to comply with the conditions of approval could result in the withdrawal of PMA approval, and the inability to continue to market the device. Failure to conduct the required studies in accordance with IRB and informed consent requirements could also be grounds for withdrawal of approval of the PMA.

The regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales. Even after we have obtained the proper regulatory clearance or approval to market a product, we have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations. The FDA, state and foreign regulatory authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, which may include any of the following sanctions:

•	untitled letters or warning letters;
•	fines, injunctions, consent decrees and civil penalties;
•	recalls, termination of distribution, administrative detention, or seizure of our products;
•	customer notifications or repair, replacement or refunds;
•	operating restrictions or partial suspension or total shutdown of production;
•	delays in or refusal to grant our requests for future 510(k) clearances, PMA approvals or foreign regulatory approvals of new products, new intended uses, or modifications to existing products;
•	withdrawals or suspensions of current 510(k) clearances or PMAs or foreign regulatory approvals, resulting in prohibitions on sales of our products;
•	FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and

•	criminal prosecution.

Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, results of operations and financial condition.

We must continually monitor the performance of our products once approved and marketed for signs that their use may elicit serious and unexpected adverse effects. Any recall of our products, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety issues with our products that leads to corrective actions, could have a significant adverse impact on us.

Our ability to achieve our strategic objectives will depend, among other things, on the long‑term clinical performance of the iStent for lowering intraocular pressure in mild‑to‑moderate open‑angle glaucoma patients undergoing cataract surgery. Our original PMA approval for the iStent included several post‑marketing study requirements and future approvals may be subject to similar requirements. Failure to conduct required post‑marketing studies in a timely manner could result in the revocation of the clearance or approval for the product that is subject to such a requirement and could also result in the recall or withdrawal of the product, which would prevent us from generating sales from that product in the United States.

Although we believe follow‑up at two years continues to support efficacy and safety of the iStent for lowering intraocular pressure in mild‑to‑moderate open‑angle glaucoma patients undergoing cataract surgery, in the future, longer term study outcomes could demonstrate conflicting clinical effectiveness, a reduction of effectiveness, no clinical effectiveness or longer term safety issues with the iStent. This type of differing data could have a detrimental effect on the market penetration and usage of the iStent by customers treating mild‑to‑moderate open‑angle glaucoma and/or the risk/benefit profile of using the iStent to treat mild‑to‑moderate open‑angle glaucoma in combination with cataract surgery. As a result, our sales may decline or expected growth would be negatively impacted. This could put pressure on our ability to execute key components of our business strategy and/or negatively impact our operating condition and financial results.

More generally, all medical devices, such as the iStent, can experience performance problems that require review and possible corrective action by us or a component supplier. We cannot provide assurance that component failures, manufacturing errors, noncompliance with quality system requirements or good manufacturing practices, design defects and/or labeling inadequacies in any device or drug products that could result in an unsafe condition or injury to the patient will not occur. The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. Manufacturers may also, under their own initiative, stop shipment or recall a product if any material deficiency is found or withdraw a product to improve device performance or for other reasons. A government‑mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, noncompliance with good manufacturing practices or quality system requirements, design or labeling defects or other deficiencies and issues. Similar regulatory agencies in other countries have similar authority to recall products because of material deficiencies or defects in design or manufacture that could endanger health. Any recall would divert management attention and financial resources, could cause the price of our stock to decline and expose us to product liability or other claims and harm our reputation with customers. A recall involving our products could be particularly harmful to our business, financial and operating results.

The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. Notice to the FDA of a correction or removal is required when undertaken to reduce a risk to health, including when there is a reasonable probability that the product will cause serious adverse health consequences or death, or when use of the device may cause temporary or medically reversible adverse health consequences or an outcome where the probability of serious adverse health consequences is remote. In addition, companies are required to maintain certain records of corrections and removal, even if they are not reportable to the FDA or similar foreign governmental authorities. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA or foreign governmental authorities. If the FDA or foreign governmental authorities disagree with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA or a foreign governmental authority could take enforcement action for failing to report the recalls when they were conducted.

In addition, under the FDA’s medical device reporting regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Repeated product malfunctions may result in a voluntary or involuntary product recall. We are subject to similar obligations in the EEA and other countries in which we market our products.

Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA or applicable foreign regulatory authority may require, or we may decide, that we will need to obtain new approvals or clearances for the device before we may market or distribute the corrected device. Seeking such approvals or clearances may delay our ability to replace the recalled devices in a timely manner. Moreover, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties, civil penalties or criminal fines. We may also be required to bear other costs or take other actions that may have a negative impact on our sales as well as face significant adverse publicity or regulatory consequences, which could harm our business, including our ability to market our products in the future.

Any adverse event involving our products, whether in the United States or abroad, could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection, mandatory recall, orders of repair, replacement or refund or other enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.

If we or our component manufacturers fail to comply with the FDA’s Quality System Regulation or Good Manufacturing Practice regulations, our manufacturing operations could be interrupted, and our product sales and operating results could suffer.

We and some of our component manufacturers are required to comply with regulatory requirements known as the FDA’s Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, inspection, complaint handling, recordkeeping, management review, labeling, packaging, sterilization, storage and shipping of our device products. The FDA’s current Good Manufacturing Practices, or cGMPs apply to the manufacture of drug substance and finished drug products. The FDA audits compliance with these regulatory requirements through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may conduct inspections or audits at any time, and we and some of our component suppliers are subject to such inspections. Although we believe our manufacturing facilities and those of our critical component suppliers are in compliance with the QSR requirements, and with applicable cGMPs for our iDose drug delivery implant, we cannot provide assurance that any future inspection will not result in adverse findings. If our manufacturing facilities or those of any of our component suppliers are found to be in violation of applicable laws and regulations, or we or our suppliers have significant noncompliance issues or fail to timely and adequately respond to any adverse inspectional observations or product safety issues, or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action, including any of the following sanctions:

•	untitled letters or warning letters;
•	fines, injunctions, consent decrees and civil penalties;
•	customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;
•	operating restrictions or partial suspension or total shutdown of production;
•	refusing or delaying our requests for clearance or approval of new products or modified products;
•	withdrawing clearances or approvals that have already been granted;
•	refusal to grant export approval for our products; or
•	criminal prosecution.

Any of these sanctions could adversely affect our business, financial conditions and operating results.

Outside the United States, our products and operations are also often required to comply with standards set by industrial standards bodies, such as the International Organization for Standardization. Foreign regulatory bodies may evaluate our products or the testing that our products undergo against these standards. The specific standards, types of evaluation and scope of review differ among foreign regulatory bodies. If we fail to adequately comply with any of these standards, a foreign regulatory body may take adverse actions similar to those within the power of the FDA. Any such action may harm our reputation and could have an adverse effect on our business, results of operations and financial condition.

If we fail to obtain and maintain regulatory approval in foreign jurisdictions, our market opportunities will be limited.

The iStent is currently approved for sale in 20 countries outside of the United States, where it is sold through a direct sales network in Germany as well as distributors in other countries. In order to market our products in the European Union, Asia or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance or approval. Foreign regulatory approval processes include many of the risks associated with obtaining FDA clearance or approval and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance or approval does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, it would negatively affect our overall market penetration.

We may be subject to fines, penalties, injunctions or other enforcement actions if we are determined to be promoting the use of our products for unapproved or “off‑label” uses, resulting in damage to our reputation and business.

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of a drug or medical device for a use that has not been cleared or approved by the FDA. Use of a drug or device outside of its cleared or approved indications is known as “off‑label” use. Physicians may use our products off‑label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitutes promotion of an off‑label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of warning letters, untitled letters, fines, penalties, consent decrees, injunctions, or seizures, which could have an adverse impact on our reputation and financial results. We could also be subject to enforcement action under other federal or state laws, including the federal False Claims Act, or FCA.

Failure to comply with the Federal Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act, and implementing regulations affecting the transmission, security and privacy of health information could result in significant penalties.

Numerous federal and state laws and regulations, including the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, govern the collection, dissemination, security, use and confidentiality of patient‑identifiable health information. HIPAA and the HITECH Act may require us to comply with standards for the use and disclosure of health information within our company and with third parties. The Privacy Standards and Security Standards under HIPAA establish a set of basic national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. Notably, whereas HIPAA previously directly regulated only these covered entities, the HITECH Act, which was signed into law as part of the stimulus package in February 2009, makes certain of HIPAA’s privacy and security standards also directly applicable to covered entities’ business associates. As a result, both covered entities and business associates are now subject to significant civil and criminal penalties for failure to comply with the Privacy Standards and Security Standards.

HIPAA and the HITECH Act also include standards for common healthcare electronic transactions and code sets, such as claims information, plan eligibility and payment information. Covered entities, such as healthcare providers, are required to conform to such transaction set standards pursuant to HIPAA.

HIPAA requires healthcare providers to develop and maintain policies and procedures with respect to protected health information that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. The HITECH Act expands the notification requirement for breaches of patient‑identifiable health information, restricts certain disclosures and sales of patient‑identifiable health information and provides a tiered system for civil monetary penalties for HIPAA violations. The HITECH Act also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney fees and costs associated with pursuing federal civil actions. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA.

If we do not comply with applicable existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions. New health information standards, whether implemented pursuant to HIPAA, the HITECH Act, congressional action or otherwise, could have a significant effect on the manner in which we handle healthcare related data and the cost of complying with these standards could be significant.

The 2013 final HITECH Act omnibus rule modifies the breach reporting standard in a manner that will likely make more data security incidents qualify as reportable breaches. Any liability from a failure to comply with the applicable requirements of HIPAA or the HITECH Act could adversely affect our financial condition. The costs of complying with privacy and security‑related legal and regulatory requirements are burdensome and could have a material adverse effect on our results of operations. These new provisions, as modified, will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us, as well as our clients and strategic partners. In addition, we are unable to predict what changes to the HIPAA Privacy Standards and Security Standards might be made in the future or how those changes could affect our business. Any new legislation or regulation in the area of privacy and security of personal information, including personal health information, could also adversely affect our business operations.

If we fail to comply with state and federal healthcare regulatory laws, we could face substantial penalties, damages, fines, disgorgement, exclusion from participation in governmental healthcare programs, and the curtailment of our operations, any of which could adversely affect our business, operations, and financial condition.

Although we do not provide healthcare services, submit claims for third‑party reimbursement, or receive payments directly from Medicare, Medicaid or other third‑party payors for our products, we are subject to healthcare fraud and abuse regulation and enforcement by federal and state governments, which could significantly impact our business. The laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti‑Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it;

•

the civil FCA, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third‑party payors that are false or fraudulent; knowingly making using, or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the government; or knowingly making, using, or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the criminal FCA, which imposes criminal fines or imprisonment against individuals or entities who make or present a claim to the government knowing such claim to be false, fictitious or fraudulent;
•	HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•

the federal civil monetary penalties statute, which prohibits, among other things, the offering or giving of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a Federal or state governmental program;

•

the federal physician sunshine requirements under PPACA, which require certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members. The period between August 1, 2013 and December 31, 2013 was the first reporting period, and manufacturers were required to report aggregate payment data by March 31, 2014, and to report detailed payment data and submit legal attestation to the accuracy of such data by June 30, 2014. Thereafter, manufacturers must submit reports by the 90th day of each subsequent calendar year; and

•

state law equivalents of each of the above federal laws, such as anti‑kickback and false claims laws that may apply to items or services reimbursed by any third‑party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.

Further, the PPACA, among other things, amended the intent requirements of the federal Anti‑Kickback Statute and certain criminal statutes governing healthcare fraud. A person or entity can now be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, PPACA provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti‑ Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Moreover, while we do not submit claims and our customers make the ultimate decision on how to submit claims, from time to time, we may provide reimbursement guidance to our customers. If a government authority were to conclude that we provided improper advice to our customers or encouraged the submission of false claims for reimbursement, we could face action against us by government authorities. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations and financial condition.

We have entered into consulting and scientific advisory board arrangements with physicians and other healthcare providers, including some who influence the ordering of and use of our products in procedures they perform. Compensation for some of these arrangements includes the provision of stock options. While we have worked to structure our arrangements to comply with applicable laws, because of the complex and far‑reaching nature of these laws, regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant penalties. We could be adversely affected if regulatory agencies interpret our financial relationships with providers who influence the ordering of and use our products to be in violation of applicable laws.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time‑and resource‑consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in federal and state healthcare programs and the curtailment or restricting of our operations, any of which could harm our ability to operate our business and our financial results.

Foreign governments tend to impose strict price controls, which may adversely affect our future profitability.

We currently sell the iStent and iStent Inject outside the United States and we plan to further expand our international operations. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost‑effectiveness of our products to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which could negatively affect the long‑term growth of our business.

Our financial performance may be affected by medical device tax provisions in the healthcare reform laws.

The PPACA imposes among other things, an excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States beginning in 2013. Under these provisions, the Congressional Research Services predicts that the total cost to the medical device industry may be up to $29 billion over the next decade. The iStent is subject to this tax and the other products in our pipeline will be subject to this tax. There are no assurances that our business will not be materially adversely affected by the current, or possible future additional tax, provisions implemented under healthcare reform.

Our operations involve hazardous materials, and we must comply with environmental laws and regulations, which can be expensive.

We are subject to a variety of federal, state and local regulations relating to the use, handling, storage, disposal, and human exposure to hazardous and toxic materials. We could incur costs, fines, and civil and criminal sanctions, third‑ party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. Compliance with current or future environmental and safety laws and regulations could restrict our ability to expand our facilities, impair our research, development or production efforts, or require us to incur other significant expenses. There can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of the inability to obtain permits, human error, accident, equipment failure or other causes.

Risks Related to Our Intellectual Property

If we are unable to adequately protect our intellectual property, our competitors and other third parties could develop and commercialize products similar or identical to ours, which would substantially impair our ability to compete.

Our success and ability to compete depends significantly upon our ability to maintain and protect our proprietary rights to the technologies and inventions used in or embodied by our products. We rely on a combination of patents and trademark rights, and to a lesser extent on trade secrets and copyrights, together with licenses and nondisclosure agreements to protect our intellectual property. These legal means, however, afford only limited protection and may not adequately protect our intellectual property rights. We also have not pursued or maintained, and may not pursue or maintain in the future, patent protection for our products in every country or territory in which we sell or will in the future sell our products. In addition, we cannot be sure that any of our pending patent applications or pending trademark applications will issue or that, if issued, they will issue in a form that will be advantageous to us. The United States Patent and Trademark Office, or USPTO, or other foreign patent offices may deny or significantly narrow claims made under our patent applications and our issued patents may be successfully challenged, may be designed around, or may otherwise be of insufficient scope to provide us with any meaningful protection for our present or future commercial products. Further, the USPTO or other foreign trademark offices may deny our trademark applications and, even if published or registered, these trademarks may be ineffective in protecting our brand and goodwill and may be successfully opposed or challenged.

The patent prosecution process itself is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. The patent prosecution process requires compliance with complex laws, rules and regulations imposed by patent authorities. Failure to comply with these laws, rules and regulations may derive, among other bases, from various defects of form in the preparation or filing of our patents or patent applications, which may include defects that relate to our making proper priority claims and inventorship determinations. If any such defects are identified, we may need to take corrective action. For example, we recently filed petitions with the USPTO to request in part that Dr. Richard Hill, one of our consultants, be added as an inventor on patents related to our iStent and iStent Inject products and iStent Supra product candidate that were developed during Dr. Hill’s consultancy. Dr. Hill has assigned his rights in these patents and certain other patent applications to us pursuant to the terms of his consulting agreement. We cannot assure you, however, that our petitions to the USPTO will be successful. Dr. Hill was employed as an Associate Professor at the University of California, Irvine, or the University, during the period when these patents and patent applications were developed. We engaged in discussions with the University to address whether it has any ownership claim to these patents and patent applications as a result of Dr. Hill’s employment, and in December 2014, we entered into an agreement with the University pursuant to which the University agreed not to challenge our ownership of these patents and patent applications. In addition, if any material defects are found in the form or preparation of any of our patents or patent applications, such patents or applications may be invalid and unenforceable. Any of these outcomes could impair our ability to prevent competition from third parties, which could harm our business. Moreover, the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non‑payment or delay in payment of fees or annuities (whether intentional or unintentional), failure to specify proper entity status, and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our products or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to our products, which would have a material adverse effect on our business.

The patent position of medical device companies is generally highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In the United States and in many foreign jurisdictions, policies regarding the breadth of claims allowed in patents can be inconsistent. The U.S. Supreme Court and the Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain patents. Future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage, which could adversely affect our business, financial condition and results of operations.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy‑Smith America Invents Act, or the Leahy‑Smith Act, was signed into law. The Leahy‑Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switch the U.S. patent system from a “first‑to‑invent” system to a “first‑to‑file” system. Under a “first‑to‑file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO developed new regulations and procedures to govern administration of the Leahy‑Smith Act, and many of the substantive changes to patent law associated with the Leahy‑ Smith Act, and in particular, the first‑to‑file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy‑Smith Act will have on the operation of our business. However, the Leahy‑Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement, and defense of our patents and applications.

We may be subject to a third‑party preissuance submission of prior art to the USPTO or to another foreign patent office, or become involved in opposition, derivation, reexamination, inter partes review, post‑grant review, or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third‑party patent rights.

We have a number of foreign patents and patent applications, and expect to pursue patent protection in the most significant markets in which we do business. The laws of other countries in which our product offerings are or may be sold may not protect our product offerings and intellectual property to the same extent as U.S. laws, if at all. Many companies have encountered significant difficulties in obtaining, protecting and defending such rights in such markets. In addition, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, and certain countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. We also may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries. If we encounter such difficulties or we are otherwise precluded from effectively protecting our intellectual property rights in these jurisdictions, our business, financial condition and results of operations could be substantially harmed.

Despite our efforts to safeguard our unpatented and unregistered intellectual property rights, we may not be successful in doing so, or the steps taken by us in this regard may not be adequate to detect or deter misappropriation of our technology or to prevent an unauthorized third party from copying or otherwise obtaining and using our products, technology or other information that we regard as proprietary. Moreover, our competitors may independently develop equivalent knowledge, methods and know‑how. Competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. Our inability to adequately protect our intellectual property could allow our competitors and other third parties to produce products based on our patented or proprietary technology and other intellectual property rights, which could substantially impair our ability to compete.

We may not be able to accurately estimate or control our future operating expenses in relation to obtaining, enforcing and/or defending intellectual property, which could lead to cash shortfalls. Our operating expenses may fluctuate significantly in the future as a result of the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation.

We are currently and may in the future become involved in patent and other intellectual property litigation or administrative proceedings to enforce or defend our intellectual property rights, which could be costly, time consuming and unsuccessful and could interfere with our ability to successfully commercialize our products.

We are currently asserting and may in the future need to assert claims of infringement against third parties to protect our intellectual property. Since March 2013, we have been engaged in a dispute with Transcend Medical, Inc., or Transcend, in which Transcend is challenging certain of our patents as invalid and seeking a declaratory judgment that they do not infringe our patents. We answered this challenge with a counterclaim alleging Transcend’s infringement of our patents. Transcend has also asserted an inequitable conduct defense in connection with three patents in the lawsuit, and has alleged a pattern of inequitable conduct in connection with the inventorship of such patents and certain additional patents not directly at issue in the lawsuit. While we deny and dispute Transcend’s claims, there is no guarantee that we will prevail in this litigation, or that we will receive any damages or other relief if we do prevail. In the event of an adverse judgment in this matter, the court could hold that some or all of our asserted patents are not infringed, or that they are invalid or unenforceable, which would diminish the extent of patent protection we have on our iStent Supra product. Furthermore, if Transcend were to prevail on its general theories of alleged inequitable conduct, some of these other patents that Transcend is not challenging in its suit, but which Transcend has identified in its pleadings in this suit to support its allegations of inequitable conduct, could later be subject to similar claims from other third parties, which could potentially weaken the general scope of protection these patents afford our products. See Item 1. “Legal Proceedings” for more information regarding our dispute with Transcend.

Regardless of the final outcome, any litigation to enforce our intellectual property rights in patents, copyrights, trade secrets or trademarks is highly unpredictable and could result in substantial costs and diversion of resources, which could have a material adverse effect on our business, financial condition and results of operations. Any claims we assert against alleged infringers could provoke these third parties to assert counterclaims against us alleging that we infringe their own intellectual property rights, or that our rights are invalid or unenforceable. A court could hold that some or all of our asserted intellectual property rights are not infringed, or could invalidate our rights, hold our rights unenforceable, or substantially narrow the scope of protection. Any such adverse result would undermine our competitive position.

We may become subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from selling our products, require us to obtain licenses from third parties, require us to develop non‑infringing alternatives and/or subject us to substantial monetary damages and injunctive relief.

The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Moreover, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that materially and adversely affect our business. Additionally, our competitors could later pursue additional patent protection related to their earlier patent disclosures, where such patent filings are prepared with intent to cover our products. Third parties could also assert infringement or misappropriation claims against us with respect to our products. Whether or not such claims are valid, we cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Any infringement or misappropriation claim could result in significant costs, substantial damages and our inability to manufacture, market or sell our existing or future products that are found to infringe. Even if we were to prevail in any such action, the litigation could result in substantial cost and diversion of resources that could materially and adversely affect our business. If a court determined, or if we independently discovered, that our product offerings violated third‑party proprietary rights, there can be no assurance that we would be able to re‑ engineer our products to avoid those rights or to obtain a license under those rights on commercially reasonable terms, if at all. As a result, we could be prohibited from selling products that are found to infringe, or we could elect not to sell or to stop selling products that we believe have a substantial probability of infringing a third‑party’s intellectual property rights. Even if obtaining a license were feasible, it may be costly and time‑consuming. A court could also enter orders that temporarily, preliminarily or permanently enjoin us or our customers from making, using, selling, offering to sell, distributing, exporting or importing the iStent or future products, such as the iStent Inject, iStent Supra or iDose, or could enter orders mandating that we undertake certain remedial activities. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest, and if we are found to have willfully infringed third‑ party rights, could in addition treble the compensatory damages and award attorneys’ fees. These damages could be substantial and could harm our reputation, business, financial condition and results of operations.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could hurt the price of our common stock. Such litigation proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

If any of our employees, consultants or others breach their proprietary information agreements, our competitive position could be harmed.

We protect our proprietary technology, in part, through proprietary information and inventions agreements with employees, consultants and other parties. These agreements with employees and consultants generally contain standard provisions requiring those individuals to assign to us, without additional consideration, inventions conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions. Although it is our policy to require each of our employees, consultants and any other parties who may be involved in the development of intellectual property on our behalf to execute such agreements, we may be unsuccessful in doing so with each party who in fact develops intellectual property that we regard as our own. The relevant assignment provisions may not be self‑executing or may be breached. As a result, our competitors may learn our trade secrets or we may be required to pursue litigation in order to determine the ownership of the intellectual property rights at issue.

Even if we file suit to prevent or stop such disclosure, there is a risk that a court could find we have not adequately protected the information as a trade secret and allow use of the disclosed information by our competitors. Additionally, we may need to file suit to force the employee, consultant or other party in breach to assign his, her or its rights to us, or we may need to pay additional compensation to such employee, consultant or other party in order to quiet or obtain legal title to the intellectual property rights at issue.

We may be subject to claims that we or our employees have misappropriated the intellectual property of a third party, including trade secrets or know‑how, or are in breach of non‑competition or non‑solicitation agreements with our competitors and third parties may claim an ownership interest in intellectual property we regard as our own.

Many of our employees and consultants were previously employed at or engaged by other medical device, biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees, consultants and contractors, may have executed proprietary rights, non‑disclosure and non‑competition agreements in connection with such previous employment. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know‑how or trade secrets of others in their work for us, we may be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property or disclosed the alleged trade secrets or other proprietary information, of these former employers or competitors. Additionally, we may be subject to claims from third parties challenging our ownership interest in intellectual property we regard as our own, based on claims that our employees or consultants have breached an obligation to assign inventions to another employer, to a former employer, or to another person or entity. For example, Dr. Hill, one of our consultants, was also employed as an Associate Professor at the University during the period when certain patents and patent applications to which Dr. Hill contributed were developed. We were in discussions with the

University to address whether it has any ownership claim to these patents as a result of Dr. Hill’s employment. In December 2014, we entered into an agreement with the University pursuant to which the University agreed not to challenge our ownership of the patents and patent applications to which Dr. Hill contributed while he was both a consultant for us and a faculty member at the University. Litigation may be necessary to defend against any other claims, and it may be necessary or we may desire to enter into a license to settle any such claim; however, there can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all. If our defense to those claims fails, in addition to paying monetary damages, a court could prohibit us from using technologies or features that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies or features that are important or essential to our products could have a material adverse effect on our business, and may prevent us from selling our products. In addition, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could have an adverse effect on our business, results of operations and financial condition.

Risks Related to Being a Public Company

We are incurring increased costs as a result of operating as a public company and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and increasingly after we are no longer an “emerging growth company,” we will incur significant legal, accounting, administrative and other costs and expenses that we have not previously incurred as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes‑Oxley Act of 2002, or Sarbanes‑Oxley Act, and rules subsequently implemented by the SEC and the New York Stock Exchange impose numerous requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Further, pursuant to the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and may impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

If we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

The Sarbanes‑Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404(a) of the Sarbanes‑Oxley Act, or Section 404(a), will require us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Section 404(b) of the Sarbanes‑Oxley Act, or Section 404(b), also requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. As an “emerging growth company” we expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b). However, we may no longer avail ourselves of this exemption when we are no longer an “emerging growth company.” When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404(b) will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance‑related issues as we implement additional corporate governance practices and comply with reporting requirements.

Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Regardless of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal controls from our independent registered public accounting firm.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to such companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups, or JOBS Act, enacted in April 2012, and may remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the completion of our IPO. However, if certain events occur prior to the end of such five‑year period, including if we become a “large accelerated filer,” our annual gross revenues equals or exceeds $1.0 billion or we issue more than $1.0 billion of non‑convertible debt in any three‑year period, we will cease to be an emerging growth company prior to the end of such five‑year period. For as long as we remain an “emerging growth company,” we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•	reduced disclosure obligations regarding executive compensation; and
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

If some investors find our common stock less attractive as a result of our decision to rely on these exemptions, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected not to avail ourselves of this exception and therefore will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Risks Related to Our Common Stock and Ownership of Our Common Stock

Our common stock has only been publicly‑traded since June 25, 2015, and we expect that the price of our common stock will fluctuate substantially.

Before our IPO, there was no public market for our common stock. Although our common stock recently began trading on the New York Stock Exchange, an active public trading market may not develop or be sustained. The market price for our common stock will be affected by a number of factors, including:

•	the depth and liquidity of the market for our common stock;
•	volume, timing and nature of orders for our products;
•	developments generally affecting medical device companies;
•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;

•	the announcements by us or our competitors of new products or product enhancements, significant contracts, commercial relationships or capital commitments;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	issuance of new or changes in earnings estimates or recommendations or reports by securities analysts;
•	investor perceptions of us and our business, including changes in market valuations of medical device companies;
•	actions by institutional or other large stockholders;
•	commencement of, or our involvement in, litigation;
•	failure to complete significant sales;
•	manufacturing disruptions that could occur if we were unable to successfully expand our production in our current or an alternative facility;
•	any future sales of our common stock or other securities;
•	any major change to the composition of our board of directors or management;
•	our results of operations and financial performance; and
•	general economic, industry and market conditions.

In addition, the New York Stock Exchange has experienced significant volatility with respect to medical device, medical technology, pharmaceutical, biotechnology and other life science company stocks. The volatility of medical device, medical technology, pharmaceutical, biotechnology and other life science company stocks often does not relate to the operating performance of the companies represented by the stock. Further, there has been particular volatility in the market price of securities of early‑stage and development‑stage life science and medical device companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

If securities or industry analysts publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business. We will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

We could be subject to securities class action litigation.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

Our officers, directors and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and stockholders holding more than 5% of our outstanding common stock currently collectively own or control a majority of our outstanding common stock. As a result, our officers, directors and stockholders holding more than 5% of our outstanding common stock, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also have the effect of delaying or preventing a change in control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Two members of our board of directors continue to be directors of DOSE. In addition, there is significant overlap between our current stockholders and the stockholders of DOSE. Their interests may conflict with those of our other stockholders.

Two of our current directors, Thomas W. Burns and William J. Link, Ph.D., currently serve as the sole members of the board of directors of DOSE. This could result in conflicts of interest between their obligations to our company and DOSE. In addition, there is significant overlap between our stockholders and the stockholders of DOSE. DOSE’s interests and the interests of its stockholders may be different from ours or those of our other stockholders and this could result in conflicts. The resolution of any of these conflicts may not always be in our or your best interest.

Anti‑takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our certificate of incorporation and bylaws, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and amended and restated bylaws include provisions that:

•	authorize our board of directors to issue, without further action by the stockholders, up to 5,000,000 shares of undesignated preferred stock;
•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•	specify that special meetings of our stockholders may be called only by our board of directors, the chairman of the board of directors, the chief executive officer or the president;
•

establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•	establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three year terms;
•	provide that our directors may be removed only for cause by a supermajority vote of our stockholders;
•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•	specify that no stockholder is permitted to cumulate votes at any election of directors; and
•	require a supermajority vote of the stockholders and a majority vote of the board to amend certain of the above‑mentioned provisions and our bylaws.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us.

We have never paid dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Accordingly, you may have to sell some or all of your shares of our common stock in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell shares and you may lose the entire amount of the investment.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On June 24, 2015, the Registration Statement on Form S-1 (File No. 333-204091) for our initial public offering of our common stock was declared effective by the SEC, pursuant to which we sold an aggregate 6.9 million shares of our common stock at a public offering price of $18.00 per share for an aggregate offering price of $124.2 million.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on June 25, 2015 pursuant to Rule 424(b)(4).

Item 3.Defaults upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not applicable

Item 5.Other Information

None

Item 6.Exhibits.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	8-K	1-37463	3.1	6/30/2015
3.2	Amended and Restated Bylaws of the Registrant	8-K	1-37463	3.2	6/30/2015
10.1	2015 Omnibus Incentive Compensation Plan	S-1/A	333-204091	10.15	6/15/2015
10.2	2015 Employee Stock Purchase Plan	S-1/A	333-204091	10.16	6/15/2015
10.3	Amended and Restated Patent License Agreement, dated June 30, 2015, by and between the Registrant and DOSE Medical Corporation	8-K	1-37463	10.1	6/30/2015
10.4	Amended and Restated Transition Services Agreement, dated June 30, 2015, by and between the Registrant and DOSE Medical Corporation	8-K	1-37463	10.2	6/30/2015
10.5	Sublease Agreement made as of June 10, 2015, by and between the Registrant and Boston Scientific Corporation	S-1/A	333-204091	10.34	6/15/2015
10.6	Standard Industrial/Commercial Single-Tenant Lease—Net, dated as of June 8, 2015, by and between the Registrant and 229 Fabricante, LLC	S-1/A	333-204091	10.35	6/15/2015
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Laguna Hills, State of California, on August 13, 2015.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chief Executive Officer and President

By:	/s/ RICHARD L. HARRISON
Richard L. Harrison
Treasurer, Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)