Form 10-Q
period 2015-09-30
GLAUKOS Corp
filed 2015-11-12
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 10, 2015 there were 32,101,270 shares of the registrant’s Common Stock outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2015

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$93,339	$2,304
Accounts receivable, net	6,980	5,398
Inventory	3,153	2,258
Prepaid expenses and other current assets	1,281	534
Restricted cash	80	60
Total current assets	104,833	10,554
Property and equipment, net	1,860	1,950
Intangible asset, net	10,850	13,475
Deposits and other assets	141	42
Total assets	$117,684	$26,021

Liabilities, convertible preferred stock and equity (deficit)
Current liabilities:
Accounts payable	$4,099	$3,298
Accrued liabilities	6,734	6,462
Line of credit	-	1,850
Long-term debt, current portion	8,820	8,532
Deferred rent	24	45
Total current liabilities	19,677	20,187
Long-term debt, less current portion	3,039	8,968
Stock warrant liability	103	379
Other liabilities	95	12
Total liabilities	22,914	29,546

Commitments and contingencies

Convertible preferred stock (see Note 6)	-	157,379

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 5,000 and 0 shares authorized at September 30, 2015 and December 31, 2014, respectively; no shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value; 150,000 and 77,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 32,128 and 2,470 shares issued and 32,100 and 2,442 shares outstanding at September 30, 2015 and December 31, 2014, respectively	32	6
Additional paid-in capital	289,098	8,155
Accumulated other comprehensive income	95	44
Accumulated deficit	(194,323)	(159,372)
	94,902	(151,167)
Less treasury stock	(132)	(132)
Total stockholders' equity (deficit)	94,770	(151,299)
Noncontrolling interest	-	(9,605)
Total equity (deficit)	94,770	(160,904)
Total liabilities, convertible preferred stock and equity (deficit)	$117,684	$26,021

See accompanying notes

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$19,004	$12,126	$51,424	$31,474
Cost of sales	3,319	2,246	9,394	6,529
Gross profit	15,685	9,880	42,030	24,945
Operating expenses:
Selling, general and administrative	11,237	6,669	31,569	19,200
Research and development	6,173	5,093	18,752	13,897
Total operating expenses	17,410	11,762	50,321	33,097
Loss from operations	(1,725)	(1,882)	(8,291)	(8,152)
Other (expense) income, net
Interest income	10	-	10	2
Loss on deconsolidation of DOSE	-	-	(25,685)	-
Loss on extinguishment of debt	(195)	-	(195)	-
Interest and other expense, net	(178)	(218)	(740)	(655)
Change in fair value of stock warrants	31	134	(1,130)	8
Total other (expense) income, net	(332)	(84)	(27,740)	(645)
Loss before taxes	(2,057)	(1,966)	(36,031)	(8,797)
Provision for income taxes	-	5	-	7
Net loss	(2,057)	(1,971)	(36,031)	(8,804)
Net loss attributable to noncontrolling interest	-	(482)	(1,080)	(1,284)
Net loss attributable to Glaukos Corporation	$(2,057)	$(1,489)	$(34,951)	$(7,520)
Basic net loss per share attributable to Glaukos Corporation common stockholders	$(0.06)	$(0.64)	$(2.78)	$(3.32)
Diluted net loss per share attributable to Glaukos Corporation common stockholders	$(0.07)	$(0.64)	$(2.78)	$(3.32)
Weighted average shares used to compute basic net loss per share attributable to Glaukos Corporation common stockholders	32,006	2,326	12,551	2,266
Weighted average shares used to compute diluted net loss per share attributable to Glaukos Corporation common stockholders	32,013	2,326	12,551	2,266

See accompanying notes

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(2,057)	$(1,971)	$(36,031)	$(8,804)
Other comprehensive income:
Foreign currency translation adjustments	12	31	51	53
Other comprehensive income	12	31	51	53
Total comprehensive loss	(2,045)	(1,940)	(35,980)	(8,751)
Comprehensive loss attributable to noncontrolling interest	-	(482)	(1,080)	(1,284)
Comprehensive loss attributable to Glaukos Corporation	$(2,045)	$(1,458)	$(34,900)	$(7,467)

See accompanying notes

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net loss	$(36,031)	$(8,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,199	3,165
Stock-based compensation	6,331	1,130
Loss on deconsolidation of DOSE	25,685	-
Loss on extinguishment of debt	186	-
Change in fair value of stock warrant liability	1,130	(8)
Amortization of debt discount and deferred financing costs	15	-
Deferred rent	61	(24)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,588)	(1,804)
Inventory	(900)	(348)
Prepaid expenses and other current assets	(748)	44
Accounts payable and accrued liabilities	1,162	1,767
Other assets	(120)	(735)
Net cash used in operating activities	(1,618)	(5,617)
Investing activities
Purchase of iDOSE product line and related assets from DOSE Medical	(15,000)	-
Purchases of property and equipment	(502)	(577)
Net cash used in investing activities	(15,502)	(577)
Financing activities
Proceeds from initial public offering, net of issuance costs	113,589	-
Proceeds from senior secured term and draw-to term loans	6,852	-
Payments of senior secured term and draw-to term loans	(7,000)
Net payments of revolving line of credit	(1,850)	-
Payments of subordinated notes	(5,640)	-
Proceeds from exercise of stock options	1,719	693
Proceeds from exercise of stock warrants	428	874
Net cash provided by financing activities	108,098	1,567
Effect of exchange rate changes on cash and cash equivalents	57	63
Net increase (decrease) in cash and cash equivalents	91,035	(4,564)
Cash and cash equivalents at beginning of period	2,304	6,728
Cash and cash equivalents at end of period	$93,339	$2,164
Supplemental disclosures of cash flow information
Interest paid	$694	$656
Taxes paid	$14	$12
Supplemental schedule of noncash investing and financing activities
Reduction of liability upon vesting of stock options previously exercised for unvested stock	$65	$159

See accompanying notes

GLAUKOS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Organization and Basis of Presentation

Organization and Basis of Presentation

Glaukos Corporation (Glaukos or the Company), incorporated in Delaware on July 14, 1998, is a developer, manufacturer and marketer of medical devices for the treatment of glaucoma. The accompanying consolidated financial statements include the accounts of Glaukos, its wholly-owned subsidiaries Glaukos Australia Pty. Ltd., Glaukos Canada Inc., Glaukos Europe GmbH, Glaukos Japan GK and until June 30, 2015, affiliated entity DOSE Medical Corporation (DOSE) (see Note 9). All significant intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

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

Initial Public Offering

On June 30, 2015, the Company completed an initial public offering (IPO), selling 6.9 million newly issued shares of common stock at a price of $18.00 per share.  The IPO generated net cash proceeds of $113.6 million, after deducting underwriting commissions of approximately $8.7 million and other related expenses of $1.9 million.  The underwriting commissions and offering costs were reflected as a reduction to the IPO proceeds included in additional paid-in capital.

Immediately prior to the closing of the IPO, all unexercised warrants to purchase shares of Series D convertible preferred stock were net exercised at the IPO price per share, and then all outstanding shares of convertible preferred stock automatically converted into 21.7 million shares of common stock.  Following the closing of the IPO, there were no shares of preferred stock and no warrants to purchase shares of Series D convertible preferred stock outstanding.  An additional 4.5 million shares of common stock were reserved for issuance under the Company’s 2015 Omnibus Incentive Compensation Plan and 450,000 shares of common stock were reserved for the Company’s 2015 Employee Stock Purchase Plan.

Acquisition of certain DOSE Medical Corporation Assets

On June 30, 2015, the Company acquired certain assets from DOSE, including the iDose product line, in exchange for a cash payment of $15.0 million and the elimination of all amounts owed by DOSE to the Company. In addition to an asset purchase, the parties agreed to an amended and restated patent license agreement and an amended and restated transition services agreement that provides for limited support from the Company to DOSE for a period of up to three years (see Note 9).

Note 2.  Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2015 as compared with those disclosed in its audited annual financial statements included in its final prospectus filed with the United States Securities and Exchange Commission (SEC) pursuant to Rule 424(b)(4) on June 25, 2015 relating to the Company’s Registration Statement on Form S-1 (File No. 333-204091) for the Company’s IPO.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and follow the requirements of the SEC for interim reporting.  As permitted under those rules, certain footnotes and other financial information that are normally required by GAAP can be condensed or omitted.  In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2015 and its results of operations, comprehensive loss and cash flows for the periods presented.  These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2014, which are contained in the Company’s final prospectus filed by the Company with the SEC pursuant to Rule 424(b)(4) on June 25, 2015 relating to the Company’s Registration Statement on Form S-1/A (File No. 333-204091) for the Company’s IPO.  The results for the periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ended December 31, 2015 or for any other interim period.

Foreign Currency Translation

The accompanying condensed consolidated financial statements are presented in U.S. dollars. The Company considers the local currency to be the functional currency for its international subsidiaries – the Australian Dollar for Glaukos Australia Pty. Ltd., the Canadian Dollar for Glaukos Canada Inc., the Euro for Glaukos Europe GmbH and the Yen for Glaukos Japan GK. Accordingly, their assets and liabilities are translated into U.S. dollars using the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing throughout the periods presented. Currency translation adjustments arising from period to period are charged or credited to accumulated other comprehensive income in stockholders’ equity (deficit). For the three months ended September 30, 2015 and 2014, the Company reported income from foreign currency translation adjustments of approximately $12,000 and $31,000, respectively.  For the nine months ended September 30, 2015 and 2014, the Company reported income from foreign currency translation adjustments of approximately $51,000 and $53,000, respectively.  Realized gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. For the three months ended September 30, 2015 and 2014, the Company reported foreign currency transaction losses of approximately $30,000 and $20,000, respectively.  For the nine months ended September 30, 2015 and 2014, the Company reported foreign currency transaction losses of approximately $115,000 and $34,000, respectively.

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

The Company’s entire investment portfolio, except for restricted cash, is considered to be available for use in current operations and, accordingly, all such investments are stated at fair value using quoted market prices and classified as current assets, although the stated maturity of individual investments may be one year or more beyond the balance sheet date. The Company did not have any trading securities or restricted investments at September 30, 2015 and December 31, 2014.

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

Restricted Cash

The Company has a credit card facility with its primary operating bank which is collateralized by certificates of deposits maintained at the bank

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

The valuation of assets and liabilities are subject to fair value measurements using a three-tiered approach and fair value measurements are classified and disclosed by the Company in one of the following three categories:

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

Stock Warrants

The Company has issued freestanding warrants to purchase shares of its common stock, which are accounted for as a liability because they contain a down-round protection provision that is outside the control of the Company. The warrants are recorded on the Company’s balance sheet at their fair value as determined on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized as other income or expense in the accompanying condensed consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. The Company estimates the fair value of the liability using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, including assumptions for expected volatility, expected life, yield, and risk-free interest rate.

Research and Development Expenses

Major components of research and development expense include personnel costs, preclinical studies, clinical trials and related clinical product manufacturing, materials and supplies, and fees paid to consultants. Research and development costs are expensed as goods are received or services are rendered. Costs to acquire technologies to be used in research and development that have not reached technological feasibility and have no alternative future use are also expensed as incurred.

At each financial reporting date, the Company accrues the estimated costs of clinical study activities performed by third party clinical sites with whom the Company has agreements that provide for fees based upon the quantities of subjects enrolled and clinical evaluation visits that occur over the life of the study. The estimates are determined based upon a review of the agreements and data collected by internal and external clinical personnel as to the status of enrollment and subject visits, and are based upon the facts and circumstances known to the Company at each financial reporting date. If the actual performance of activities varies from the assumptions used in the estimates, the accruals are adjusted accordingly. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through September 30, 2015 and December 31, 2014.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the sum of the weighted average number of dilutive common share equivalents outstanding for the period determined using the treasury-stock method. Common stock equivalents are comprised of convertible preferred stock, preferred stock warrants, and stock options outstanding under the Company’s stock option plans. The calculation of diluted net loss per share requires that, to the extent the average fair value of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to net loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

The Company’s computation of loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net loss attributable to Glaukos Corporation - basic	$(2,057)	$(1,489)	$(34,951)	$(7,520)
Adjustment for revaluation of warrants	(31)	-	-	-
Net loss attributable to Glaukos Corporation - diluted	$(2,088)	$(1,489)	$(34,951)	$(7,520)
Denominator:
Weighted average number of common shares oustanding - basic	32,006	2,326	12,551	2,266
Common stock equivalents from outstanding common stock warrants	7	-	-	-
Weighted average number of common shares oustanding - diluted	32,013	2,326	12,551	2,266

Basic net loss per share attributable to Glaukos Corporation common stockholders	$(0.06)	$(0.64)	$(2.78)	$(3.32)

Diluted net loss per share attributable to Glaukos Corporation common stockholders	$(0.07)	$(0.64)	$(2.78)	$(3.32)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive were as follows (in common stock equivalent shares, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Convertible preferred stock outstanding	-	21,642	-	21,642
Preferred stock warrants outstanding	-	128	-	128
Common stock warrants outstanding	6	-	6	-
Stock options outstanding	5,592	5,659	5,592	5,659
	5,598	27,429	5,598	27,429

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition,  which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.    In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim periods within those periods). The Company is currently evaluating the impact of the provisions of ASC 606 on its financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The Company does not believe the implementation of this standard will have a material impact on its financial statements.

Note 3.  Balance Sheet Details

Accounts Receivable, Net

Accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accounts receivable	$7,060	$5,448
Less allowance for doubtful accounts	(80)	(50)
	$6,980	$5,398

Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Finished goods	$1,237	$962
Work in process	174	194
Raw material	1,742	1,102
	$3,153	$2,258

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accrued bonuses	$2,605	$1,695
Accrued contract payments (see Note 8)	473	2,604
Other accrued liabilities	3,656	2,163
	$6,734	$6,462

Note 4.  Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

The following tables present information about the Company's financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	September 30,	At September 30, 2015
	2015	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Stock warrant liabilities	$103	$-	$-	$103
Total liabilities	$103	$-	$-	$103

	December 31,	At December 31, 2014
	2014	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Stock warrant liabilities	$379	$-	$-	$379
Total liabilities	$379	$-	$-	$379

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

In conjunction with the Company’s February 2015 Amended and Restated Revolving Credit and Term Loan Agreement as more fully described in Note 5, the Company issued warrants to the lenders to purchase 11,298 shares of common stock at an exercise price of $8.85 per share. Warrants to purchase 5,649 shares of common stock were exercised by the lenders in September 2015.  For the nine months ended September 30, 2015, the Company recorded other expense of $0.2 million related to changes in the fair value of the warrants. The fair value of the warrants as of the issuance date was estimated to be $53,000 using an option pricing framework, considering multiple exit scenarios and the probability of a down-round financing, with the following assumptions deemed by the Company to be significant unobservable inputs: risk-free interest rate of 1.9%; dividend yield of 0.0%; expected volatility of 70.0%; and an expected life of 7 years.  The fair value of the warrants to purchase the remaining 5,649 shares of common stock as of September 30, 2015 was estimated to be $103,000 using the Black-Scholes valuation model with the following assumptions deemed by the Company to be significant unobservable inputs: risk-free interest rate of 1.6%; dividend yield of 0.0%; expected volatility of 55.2%; and an expected life of 6.4 years.  If the value of the underlying shares were to decrease by 10%, the fair value of the warrants would decrease by approximately the same amount.

In conjunction with loans to the Company in 2010 from certain holders of the Company's then-outstanding preferred stock, which were subsequently converted into preferred stock in 2011, the Company issued warrants to such holders to purchase 156,860 shares of Series D convertible preferred stock at $7.65 per share. Warrants to purchase 29,333 shares were exercised in 2014.  Warrants to purchase 127,526 shares were exercised in 2015; 49,410 warrant shares were exercised with cash payment and 78,116 warrant shares were net exercised into 44,914 shares of common stock immediately prior to the IPO at the IPO price per share.  For the nine months ended September 30, 2015 and 2014, the Company recorded other expense of $0.9 million and $0.1 million, respectively, related to changes in the fair value of the warrants. The fair value of the warrants as of December 31, 2014 was estimated to be $0.4 million using the Black-Scholes valuation model with the following assumptions deemed by the Company to be significant unobservable inputs: risk-free interest rate of 1.0%; dividend yield of 0.0%; expected volatility of 48.5%; and an expected life of 2.7 years.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis (in thousands):

Stock Warrant Liability

Balance at December 31, 2014	$379
Issuance of common stock warrants	53
Change in the fair value of stock warrants	1,130
Issuance of Series D convertible preferred stock in connection with exercises of preferred stock warrants	(1,320)
Issuance of common stock in connection with exercise of common stock warrant	(139)
Balance at September 30, 2015	$103

Note 5.  Long-Term Debt

Bank Loan Facility

In June 2013, the Company entered into a Loan and Security Agreement (the Credit Agreement) with the Company’s primary bank, under which the bank agreed to extend to the Company a revolving loan in the maximum principal amount of $6.0 million. Advances under the loan were limited to the lesser of (i) $6.0 million or (ii) 77% of the sum of cash, cash equivalents and eligible domestic accounts receivable. The entire unpaid principal amount plus any accrued but unpaid interest were to become due and payable in full on June 5, 2015. Obligations under the Credit Agreement bore interest on the outstanding daily balance thereof at the bank’s prime rate plus 0.5% (3.75% at December 31, 2014).  Amounts owed were secured by a first priority security interest in all of the Company’s assets, excluding intellectual property. The Credit Agreement was subject to certain reporting and financial covenants which, if not met, could have constituted an event of default. As of December 31, 2014, the balance outstanding on the line of credit was $1.9 million. In February 2015, the Agreement was amended and restated, at which time the balance outstanding on the line of credit was $2.1 million.

In February 2015, the Company and its primary bank executed an Amended and Restated Revolving Credit and Term Loan Agreement (the Amended Credit Agreement) which provided for a $5.0 million senior secured term loan, a $5.0 million senior secured draw-to term loan and an $8.0 million senior secured revolving credit facility. Amounts owed under the Amended Credit Agreement were secured by a first priority security interest in all of the Company’s assets, excluding intellectual property. The Amended Credit Agreement was subject to certain reporting and financial covenants which, if not met, could have constituted an event of default.

On the closing date, the Company received $5.0 million cash under the senior secured term loan and immediately paid off the $2.1 million balance outstanding on the line of credit. The Company incurred loan origination fees of $41,000 which was recorded as a loan discount, and debt issuance costs of $0.1 million which was recorded as a deferred asset.  The term loan required quarterly principal payments of $0.4 million over a three-year period beginning May 1, 2016. The senior secured draw-to term loan was available through February 23, 2016 for advances up to an aggregate of $5.0 million, and it required quarterly principal payments equal to 1/12 of the aggregate principal amount over a three-year period beginning May 1, 2016. As of July  31, 2015, the Company had drawn $2.0 million under the draw-to term loan. The senior secured term loan and draw-to term loan would have matured and would have been required to be fully paid by February 23, 2019. Advances under the revolving line of credit were limited to the lesser of (i) $8.0 million or (ii) a calculated borrowing base consisting of (a) 80% of eligible accounts receivable plus (b) the lesser of 30% of eligible inventory or $1.5 million. The entire unpaid principal amount plus any accrued but unpaid interest under the revolving line of credit was due and payable in full on February 23, 2017. The Company was permitted to make voluntary prepayments of the term and draw-to term loans without prepayment penalty.    On July 31, 2015, the Company paid off in full all amounts outstanding under the Amended Credit Agreement with the payment of $7.0 million in principal plus all interest and fees payable through the payoff date, and recorded a loss on extinguishment of debt in the amount of $0.2 million.  Accordingly, this facility is no longer outstanding and available to the Company.

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

In connection with the execution of the Amended Credit Agreement, the Company issued warrants to the lenders to purchase an aggregate of 11,298 shares of common stock at an exercise price of $8.85 per share (See Note 4).

The Company accounted for the debt discount and deferred asset utilizing the effective interest method. Amortization of debt discount and the deferred asset to interest expense amounted to $0 and $15,000 for the three months and nine months ended September 30, 2015, respectively.

Notes Payable in Connection with GMP Vision Solutions

In January 2007, the Company entered into an agreement (the Original GMP Agreement) with GMP Vision Solutions, Inc. (GMP) to acquire certain in-process research and development. In connection with the Original GMP Agreement, the Company was obligated to make periodic royalty payments equal to a single-digit percentage of revenues received for royalty-bearing products and periodic royalty payments at a higher royalty rate applied to all amounts received in connection with the grant of licenses or sublicenses of the related intellectual property. There was no related royalty expense recorded in cost of sales in the periods ended September 30, 2015 and 2014.

In December 2012, the Company entered into an agreement with GMP in which it paid GMP $1.0 million for a 90-day option to buy out all remaining royalties payable to GMP. In April 2013, the option expired unexercised and, as provided in the agreement, the $1.0 million payment satisfied the Company’s obligation to pay the first $1.0 million in royalties earned beginning on January 1, 2013. The $1.0 million payment was recorded in cost of sales in the year ended December 31, 2012.

In November 2013, the Company entered into an amended agreement with GMP in which remaining royalties payable to GMP (the Buyout Agreement) were canceled in exchange for the issuance of $17.5 million in promissory notes payable to GMP and a party related to GMP (together, the GMP Note Parties). The GMP notes are collateralized by all of the Company’s assets, excluding intellectual property. However, in connection with the Buyout Agreement, the GMP Note Parties entered into agreements with the Company’s primary bank pursuant to which any collateralized interests, liens, rights of payment or ability to initiate any enforcement actions in the event of an event of default were subordinate to the rights of the Company’s primary bank under the Credit Agreement (and subsequently, the Amended Credit Agreement) which was paid off in full on July 31, 2015.

The Buyout Agreement also calls for a payment of up to $2.0 million in the event of a sale of the Company meeting certain criteria. The promissory notes carry an interest rate of 5% per annum and required monthly interest-only payments from November 30, 2013 through December 31, 2014 of $72,900, followed by 24 equal monthly principal and interest payments of $767,700, which began on January 31, 2015, and end on December 31, 2016.

The Company concluded that the $17.5 million transaction represented the purchase of an intangible asset. The Company estimated a useful life of five years over which the intangible asset will be amortized to cost of sales in the statements of operations, which amortization period was determined after consideration of the projected outgoing royalty payment stream had the Buyout Agreement not occurred, and the remaining life of the patents obtained in the Original GMP Agreement. After determining that the pattern of future cash flows associated with this intangible asset could not be reliably estimated with a high level of precision, the Company concluded that the intangible asset will be amortized on a straight-line basis over the useful life.

The following reflects the composition of intangible assets, net (in thousands):

	September 30,	December 31,
	2015	2014
Gross amount	$17,500	$17,500
Accumulated amortization	(6,650)	(4,025)
Total	$10,850	$13,475
Weighted average amortization period (in months)	60	60

The Company recorded related amortization expense in cost of sales of $0.9 million and $0.9 million in the three months ended September 30, 2015 and 2014, respectively, and $2.6 million and $2.6 million in the nine months ended September 30, 2015 and 2014, respectively.  Estimated amortization expense will be $3.5 million in each of 2015, 2016 and 2017 and $3.0 million in 2018.

The Company’s debt balances, including current portions, were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Senior secured term loan	$-	$-
Senior secured draw-to term loan	-	-
Notes payable	11,859	17,500
Unamortized debt discount	-	-
Total debt	11,859	17,500
Less current portion of long-term debt	(8,820)	(8,532)
Total long-term debt, net	$3,039	$8,968

Note 6.  Convertible Preferred Stock

Immediately prior to the completion of the IPO, and after all unexercised warrants to purchase shares of Series D convertible preferred stock were net exercised at the IPO price per share, the Company had outstanding 21,736,367 shares of convertible preferred stock which automatically converted into 21,736,367 shares of the Company’s common stock. The related carrying value of $159.1 million was reclassified to additional paid-in capital in the period ending June 30, 2015, and no shares of convertible preferred stock were outstanding as of June 30, 2015.

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

Note 7.  Stock-Based Compensation

The Company has four stock-based compensation plans (collectively, the Stock Plans)—the 2001 Stock Option Plan (the 2001 Stock Plan), the 2011 Stock Plan, the 2015 Omnibus Incentive Compensation Plan (the 2015 Stock Plan) and the 2015 Employee Stock Purchase Plan (the ESPP).  The purpose of these plans is to provide incentives to employees, directors and nonemployee consultants.  The Company will no longer grant any awards under the 2001 Stock Plan and the 2011 Stock Plan. The maximum term of any stock options granted under the Stock Plans is 10 years. The options generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly or annually over the remaining three years. Stock options are granted at exercise prices at least equal to the fair value of the underlying stock at the date of the grant.  The Company reserved an aggregate of 4.5 million shares of common stock for issuance under the 2015 Stock Plan, and 450,000 shares of common stock for issuance under the ESPP.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

Stock options granted pursuant to the 2001 Stock Plan and 2011 Stock Plan generally permit optionees to elect to exercise unvested options in exchange for restricted common stock. All unvested shares issued upon the early exercise of stock options, so long as they remain unvested, are subject to the Company's right of repurchase at the optionee's original exercise price for a 90-day period beginning on the date that an optionee's service with the Company voluntarily or involuntarily terminates. Consistent with authoritative guidance, early exercises are not considered exercises for accounting purposes. Cash received for the exercise of unvested options is recorded as a liability, which liability is released to equity at each reporting date as the shares vest. During the three months ended September 30, 2015 and 2014, there were no option exercises for unvested shares, and during the nine months ended September 30, 2015 and 2014, there were option exercises for 337 and 55,908 unvested shares, respectively. As of September 30, 2015 and December 31, 2014, 22,033, and 38,678 shares, respectively, remained subject to a repurchase right. As of September 30, 2015 and December 31, 2014, the related liability, which is included in other accrued liabilities in the accompanying consolidated balance sheets, was approximately $88,000 and $153,000, respectively.

The following table summarizes stock option activity under the 2001 Stock Plan, 2011 Stock Plan and 2015 Stock Plan (in thousands):

Number of
Shares
Underlying
Options
Outstanding at December 31, 2014	5,657
Granted (unaudited)	1,007
Exercised (unaudited)	(1,015)
Canceled/forfeited/expired (unaudited)	(57)
Outstanding at September 30, 2015 (unaudited)	5,592

Exercisable at September 30, 2015 (unaudited)	3,665

The following table summarizes the allocation of stock-based compensation in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of sales	$47	$11	$205	$26
Selling, general and administrative	1,160	291	4,637	820
Research and development	345	90	1,489	284
Total	$1,552	$392	$6,331	$1,130

Stock-Based Awards to Employees

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the assumptions noted in the following table.  The weighted average assumptions used to estimate the fair value of options granted to employees were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Risk-free interest rate	1.77%	1.91%	1.78%	1.91%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	53.2%	61.1%	56.1%	60.7%
Expected term (in years)	6.06	6.07	6.07	6.07

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

Note 8.  Commitments and Contingencies

The Company, from time to time, is involved in legal proceedings or regulatory encounters or other matters in the ordinary course of business that could result in unasserted or asserted claims or litigation. Management is not aware of any legal proceedings where the likelihood of a loss contingency is reasonably possible and the amount or range of reasonably possible losses is material to the Company’s results of operations, financial condition or cash flows.

Operating leases

The Company leases office, research and production facilities, and certain office equipment under operating lease agreements that expire at various dates through 2021.

The current main facility leases in Laguna Hills, California for 23,915 square feet expire on March 31, 2016. In June 2015, the Company entered into a sublease for an approximately 37,700 square foot facility located in San Clemente, California effective September 1, 2015, as well as a five-year lease for these premises that takes effect January 1, 2017 upon expiration of the sublease.    The Company’s foreign subsidiaries lease office space totaling approximately 2,000 square feet.

The Company recorded deferred rent of $119,000 and $57,000 as of September 30, 2015 and December 31, 2014, respectively, in conjunction with its facilities lease agreement. Rent expense was $0.2 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively and $0.4 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively.

Future minimum payments under the aforementioned noncancelable operating leases for each of the five succeeding years are as follows (in thousands):

2015	$475
2016	463
2017	422
2018	521
2019	539
Thereafter	1,118
$3,538

Purchase Commitments

The Company is a party to various purchase arrangements related to components used in production and research and development activities. As of September 30, 2015 and December 31, 2014, the Company had noncancelable, firm purchase commitments with certain vendors totaling approximately $3.0 million and $0.8 million, respectively, due within one year. There are no material purchase commitments due beyond one year.

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the UC Agreement) with the Regents of the University of California (the Regents) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the Regents a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the Agreement, Glaukos agreed to pay to the Regents the sum of $2.7 million via five payments during the course of 2015, and, beginning with sales on or after January 1, 2015, to pay a low single-digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $500,000.  This ongoing royalty payment terminates on the date that the last of the Patent Rights expires, which is currently expected to be in 2022. The $2.7 million obligation, net of imputed interest of $0.1 million, was accrued as of December 31, 2014 and charged to cost of sales in the year ended December 31, 2014. Under the terms of the UC Agreement, the payments comprising the $2.7 million obligation were due within 60 days of the IPO, and, accordingly, the Company paid the remaining balance due of $1.8 million prior to August 29, 2015.

Note 9.  Variable Interest Entity

In October 2009, the Company formed a wholly-owned subsidiary, DOSE Medical Corporation and in April 2010, the Company distributed all of its shares of common stock of DOSE via a stock dividend to the Company’s stockholders of record as of the close of business on March 31, 2010.  Since its formation, the Company had provided DOSE with a small number of leased employees, management services and space, all of which had been charged to DOSE and pursuant to written agreements between the parties. Additionally, the Company had provided DOSE the cash required to fund its operations that, together with accrued interest and charges for the aforementioned services, the Company had recorded in an intercompany receivable account. Up until the transaction on June 30, 2015 described below, the Company had accounted for DOSE as a variable interest entity in which it had a variable interest in all reporting periods since the formation of DOSE. Accordingly, the Company’s consolidated financial statements include the accounts of DOSE, with all intercompany balances eliminated and with the deficit balance of DOSE's net assets reflected as noncontrolling interest, up to but excluding June 30, 2015.

On June 30, 2015, the Company completed a transaction initially executed in July 2014, the closing of which was contingent upon the successful completion of an IPO.  Pursuant to the terms of the asset purchase agreement, the Company acquired from DOSE certain assets, including the iDose product line, in exchange for payment of $15.0 million in cash and the elimination of the $10.9 million intercompany receivable owed by DOSE to the Company as of the closing date. In addition to the asset purchase agreement, the parties agreed to an amended and restated patent license agreement and an amended and restated transition services agreement that provides for limited support from the Company to DOSE for a period of up to three years. Either party can terminate the transition services agreement upon adequate written notice.  Two members of the Company’s board of directors currently serve on the board of directors of DOSE.

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

The carrying amount and classification of DOSE’s assets and liabilities at December 31, 2014 that are included in the accompanying consolidated balance sheets are as follows (in thousands):

Cash and cash equivalents	$9
Prepaid expenses	16
Property and equipment, net	255
Total assets of DOSE	$280

Accounts payable and accrued liabilities	$160
Liability to Glaukos Corporation	9,720
Total liabilities of DOSE	$9,880

Consolidation of DOSE’s results of operations included the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Selling, general and administrative	$-	$68	$105	$188
Research and development	-	381	890	999
Interest expense	-	40	85	115
Income tax provision	-	-	-	1
Net loss of DOSE	$-	$489	$1,080	$1,303

Consolidation of DOSE’s cash flows included the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cash used in operating activities	$-	$(461)	$(1,134)	$(889)
Cash used in investing activities	-	(14)	(33)	(14)
Cash provided by financing activities	-	477	1,158	905
Increase (decrease) in cash and cash equivalents of DOSE	$-	$2	$(9)	$2

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

	Three months ended		Nine months ended
	September 30,		September 30,
Geographic Net Sales Information (in thousands)	2015	2014	2015	2014
United States	$18,091	$11,330	$48,362	$29,714
International	913	796	3,062	1,760
Total net sales	$19,004	$12,126	$51,424	$31,474

Note 11.  Subsequent Events

On October 29, 2015, the Company entered into a settlement agreement with Transcend Medical, Inc. (Transcend) to resolve the patent litigation then pending between the companies before the U.S. District Court for the District of Delaware.  Under the settlement agreement, the Company granted Transcend a covenant not to sue Transcend for patent infringement in connection with Transcend’s CyPass Micro-Stent devices, appliers and delivery systems.  In exchange, Transcend granted the Company a covenant not to challenge the validity or enforceability of any Glaukos patent and will make quarterly payments to the Company equal to 1% of future net sales of the CyPass Micro-Stent devices until April 8, 2022 or up to a maximum aggregate payment amount of $6.0 million.  In connection with the settlement agreement, the parties filed a joint stipulation of dismissal with prejudice of all of their respective claims against each other in this matter, with each party responsible for its own legal expenses.  The court dismissed the matter with prejudice on October 29, 2015 and the need for the trial that was scheduled to begin November 2, 2015 was eliminated.  In connection with entering into the settlement agreement, the Company agreed to pay the Regents 33% of any payments the Company receives from Transcend pursuant to the settlement agreement

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in our Prospectus filed with the U.S. Securities and Exchange Commission, or SEC, on June 25, 2015.

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

We have never been profitable and have incurred operating losses in each year since our inception. For the nine months ended September 30, 2015, our net sales were $51.4 million compared to $31.5 million in the same period in 2014, and our net loss increased to $36.0 million from $8.8 million in the same period. As of September 30, 2015, we had an accumulated deficit of $194.3 million.

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

On June 30, 2015, we completed our IPO, selling 6.9 million newly issued shares of common stock at a price of $18.00 per share, pursuant to a Registration Statement on Form S-1 that was declared effective on June 24, 2015.  The IPO generated net proceeds of $113.6 million, after deducting underwriting commissions of $8.7 million and other related expenses of $1.9 million.  The underwriting commissions and offering costs were reflected as a reduction to the IPO proceeds included in additional paid-in capital. At September 30, 2015, we had cash and cash equivalents of $93.3 million. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, through collaborations or partnerships with other companies or through non-dilutive financing. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could materially harm our business, results of operations and future business prospects, including our ability to continue as a going concern. We believe that our existing cash and cash equivalents, including the net proceeds from our IPO, will be sufficient to fund our operations for at least the next two years.

Factors Affecting Future Results

In January 2007, we entered into an agreement with GMP Vision Solutions, or GMP, to acquire certain in-process research and development and therein agreed to make periodic royalty payments to GMP. In December 2012, we paid GMP $1.0 million for a 90-day option to buy out all of the remaining royalties payable to GMP under the January 2007 agreement. We did not exercise the option, which expired in April 2013.

In November 2013, we amended the agreement and entered into a royalty buyout agreement with GMP pursuant to which we bought out all of the remaining royalties payable to GMP in exchange for the issuance of an aggregate of $17.5 million in secured promissory notes payable to GMP and a party related to GMP. In connection with this buyout agreement, we recognized an intangible asset valued at $17.5 million, which is being amortized to cost of sales on a straight-line basis by year as follows: $0.5 million in 2013, $3.5 million in each of 2014, 2015, 2016 and 2017 and $3.0 million in 2018. The notes required monthly interest-only payments through December 31, 2014, followed by 24 equal monthly principal and interest payments of $0.8 million, which we began paying on January 31, 2015 and will pay through December 31, 2016. Accordingly, our cost of sales will be impacted through 2018 as a result of the amortization and our cash flows will be adversely affected by the debt service costs, primarily in 2015 and 2016 when principal payments are required in addition to interest. The terms of the notes are more fully described below under ‘‘—Liquidity and Capital Resources— Indebtedness.’’  See Note 5 in the notes to our condensed consolidated financial statements included herein for further discussion on the GMP arrangements.

In December 2014, we entered into an agreement with the Regents of the University of California, or Regents, to correct inventorship in connection with a group of our U.S. patent rights and to obtain from the Regents a covenant that it did not and would not claim any right or title to such patent rights and will not challenge or assist any others in challenging such patent rights. In connection with the agreement, we agreed to pay to the Regents the sum of $2.7 million in five payments during 2015 as follows:  $500,000 by January 30, 2015; $125,000 by March 31, 2015; $250,000 by June 30, 2015; $250,000 by September 30, 2015; and $1,575,000 by December 31, 2015. Under the terms of the agreement, the payments were due within 60 days of our IPO, and, accordingly, we paid the balance due of $1,825,000 prior to August 29, 2015. We accrued the $2.7 million obligation, net of imputed interest of $0.1 million, as of December 31, 2014 and charged it to cost of sales in the year ended December 31, 2014.    In addition, beginning with sales on or after January 1, 2015, we agreed to pay the Regents a payment equal to a low-single digit percentage of worldwide net sales of certain current and future products, including our iStent products, with a required minimum annual payment of $0.5 million.  The ongoing royalty payment terminates on the date that the last of the patent rights expires, which is currently expected to be in 2022.

In February 2015, we and our primary bank executed an Amended and Restated Revolving Credit and Term Loan Agreement, which provided for a $5.0 million senior secured term loan, a $5.0 million senior secured draw-to term loan and an $8.0 million senior secured revolving credit facility. The senior secured term loan and draw-to term loan would have matured and would have been required to be fully paid by February 23, 2019. On the closing date, we received $5.0 million cash under the senior secured term loan. The entire unpaid principal amount plus any accrued but unpaid interest under the revolving line of credit was due and payable in full on February 23, 2017. As of July 31, 2015 we had drawn $2.0 million under the draw-to term loan. On July 31, 2015, we paid off all amounts outstanding under the Amended and Restated Revolving Credit and Term Loan Agreement with the payment of $7.0 million in principal plus all interest and fees payable through the payoff date, and recorded a loss on extinguishment of debt in the amount of $0.2 million.  The agreements with our primary bank are more fully described under  ‘‘—Liquidity and Capital Resources—Indebtedness.’’

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

Beginning in late 2013, cost of sales has included amortization of the $17.5 million intangible asset we recognized in connection with our royalty buyout agreement with GMP in November 2013. The amortization expense was $2.6 million in each of the nine month periods ended September 30, 2015 and 2014, and is estimated to be $3.5 million in each of 2015, 2016 and 2017, and $3.0 million in 2018.

Beginning in 2015, cost of sales includes a charge equal to a low single-digit percentage of worldwide net sales of certain current and future products, including our iStent products, with a required minimum annual payment of $500,000, which amount became payable to the Regents in connection with our December 2014 agreement. This obligation will expire upon the expiration of the last to expire of the patent rights that are the subject of the December 2014 agreement, which is concurrently expected to be in 2022.

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

We expect SG&A expenses to continue to grow as we increase our sales, marketing, clinical education and general administration infrastructure in the United States. We also expect other nonemployee-related costs, including sales and marketing program activities for new products, outside services and accounting and general legal costs, to increase as our overall operations grow. The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as on the timing of any new product launches. In addition, we have begun to incur increased SG&A expenses resulting from becoming a public company, which may further increase when we are no longer able to rely on certain ‘‘emerging growth company’’ exemptions we are afforded under the Jumpstart Our Business Startups Act, or the JOBS Act.

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

Completion dates and costs for our clinical development programs, including seeking regulatory approvals, and our research programs can vary significantly for each current and future product candidate and are difficult to predict. As a result, while we expect our R&D costs to continue to increase for the foreseeable future, we cannot estimate with any degree of certainty the costs we will incur in connection with the development of our product candidates. We anticipate we will make determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the scientific success of early research programs, results of ongoing and future clinical trials, as well as ongoing assessments as to each current or future product candidate’s commercial potential and our likelihood of obtaining necessary regulatory approvals.

Other (Expense) Income,  Net

Other (expense) income, net, primarily consists of interest expense on our Amended Credit Agreement and our secured promissory notes payable to GMP and a party related to GMP as well as changes in the fair value of our stock warrant liability.

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014

	Three Months Ended
	September 30,		% Increase
(dollars in thousands)	2015	2014	(decrease)
Statements of operations data:
Net sales	$19,004	$12,126	57%
Cost of sales	3,319	2,246	48%
Gross profit	15,685	9,880	59%
Operating expenses:
Selling, general and administrative	11,237	6,669	68%
Research and development	6,173	5,093	21%
Total operating expenses	17,410	11,762	48%
Loss from operations	(1,725)	(1,882)	-8%
Total other expense, net	(332)	(84)	295%
Provision for income taxes	-	5	-100%
Net loss	$(2,057)	$(1,971)	4%

Net Sales

Net sales for the three months ended September 30, 2015 and 2014 were $19.0 million and $12.1 million, respectively, reflecting an increase of $6.9 million or 57%, with net sales in the United States representing $18.1 million and $11.3 million of net sales, respectively, and accounting for 98% of the overall increase. Our average number of domestic sales representatives increased to 45 for the three months ended September 30, 2015 from 37 for the three months ended September 30, 2014. The higher number of sales representatives helped increase our customer base, leading to growth in unit sales. Increased unit volume was responsible for the majority of the increase in net sales.

Cost of Sales

Cost of sales for the three months ended September 30, 2015 and 2014 were $3.3 million and $2.2 million, respectively, reflecting an increase of $1.1 million or 48%. Our gross margin for the three months ended September 30, 2015 was approximately 83% compared to approximately 81% in the same period of 2014. The increased gross margin percentage reflects that our fixed costs within cost of sales, such as certain manufacturing overhead costs and the intangible asset amortization of $0.9 million in both the 2014 and 2015 periods, represent a smaller percentage of the larger 2015 revenue amount.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended September 30, 2015 and 2014 were $11.2 million and $6.7 million, respectively, reflecting an increase of $4.5 million or 68%. The increase in SG&A expenses was primarily the result of an increase of approximately $1.0 million in personnel, travel and other costs associated with our expanding domestic sales force; an increase of approximately $1.0 million in legal fees primarily associated with patent litigation; an increase of approximately $0.9 million in stock-based compensation expense; and an increase of approximately $0.6 million for additional administrative and marketing personnel.

Research and Development Expenses

R&D expenses for the three months ended September 30, 2015 and 2014 were $6.2 million and $5.1 million, respectively, reflecting an increase of $1.1 million or 21%. Most of the increase in R&D expenses resulted from the cost of additional personnel, primarily in our clinical affairs function, required to manage the increased number of clinical studies and associated investigational sites and study investigators.

Other Expense, Net

Other expense, net for the three months ended September 30, 2015 and 2014 was $0.3 million and $0.1 million, respectively, reflecting an increase of $0.2 million. The increase resulted primarily from the loss on extinguishment of debt recorded in connection with the July 31, 2015 retirement of the Amended Credit Agreement.

Comparison of Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended
	September 30,		% Increase
(dollars in thousands)	2015	2014	(decrease)
Statements of operations data:
Net sales	$51,424	$31,474	63%
Cost of sales	9,394	6,529	44%
Gross profit	42,030	24,945	68%
Operating expenses:
Selling, general and administrative	31,569	19,200	64%
Research and development	18,752	13,897	35%
Total operating expenses	50,321	33,097	52%
Loss from operations	(8,291)	(8,152)	2%
Total other expense, net	(27,740)	(645)	NM
Provision for income taxes	-	7	-100%
Net loss	$(36,031)	$(8,804)	NM

Net Sales

Net sales for the nine months ended September 30, 2015 and 2014 were $51.4 million and $31.5 million, respectively, reflecting an increase of $19.9 million or 63%, with net sales in the United States representing

$48.4 million and $29.7 million of net sales, respectively, and accounting for 93% of the overall increase. Our average number of domestic sales representatives increased to 44 for the nine months ended September 30, 2015 from 34 for the nine months ended September 30, 2014. The higher number of sales representatives helped increase our customer base, leading to growth in unit sales. Increased unit volume was responsible for the majority of the increase in net sales.

Cost of Sales

Cost of sales for the nine months ended September 30, 2015 and 2014 were $9.4 million and $6.5 million, respectively, reflecting an increase of $2.9 million or 44%. Our gross margin for the nine months ended September 30, 2015 was approximately 82% compared to approximately 79% in the same period of 2014. The increased gross margin percentage reflects that our fixed costs within cost of sales, such as certain manufacturing overhead costs and the intangible asset amortization of $2.6 million in both the 2015 and 2014 periods, represent a smaller percentage of the higher 2015 revenue amount.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2015 and 2014 were $31.6 million and $19.2 million, respectively, reflecting an increase of $12.4 million or 64%. Stock-based compensation expense increased by $3.8 million, which included a charge of $2.8 million for the recording of cumulative stock-based compensation expense associated with stock options we granted in July 2014 containing a performance condition that was satisfied upon the completion of our IPO.  The remaining increase in SG&A expenses was primarily the result of an increase of approximately $3.6 million in personnel, travel and other costs associated with our expanding domestic sales force; an increase of approximately $1.6 million in legal fees primarily associated with our patent litigation; and an increase of approximately $1.6 million for additional administrative and marketing personnel.

Research and Development Expenses

R&D expenses for the nine months ended September 30, 2015 and 2014 were $18.8 million and $13.9 million, respectively, reflecting an increase of $4.9 million or 35%. Payroll and related expenses increased by approximately $2.3 million due to the cost of additional personnel, primarily in our clinical affairs function, required to manage the increased number of clinical studies and associated investigational sites and study investigators.  Stock-based compensation expense increased by $1.2 million, which included a charge of $0.9 million for the recording of cumulative stock-based compensation expense associated with stock options we granted in July 2014 containing a performance condition that was satisfied upon the completion of our IPO.  The remaining increase in R&D expenses resulted primarily from higher clinical study costs, which included payments to investigational sites and study investigators, consultants, and other outside technical service providers and the costs of related materials, supplies and travel.

Other (Expense) Income,  Net

Other (expense) income, net for the nine months ended September 30, 2015 and 2014 was $27.7 million and $0.6 million, respectively, reflecting an increase of $27.1 million. The 2015 period includes a charge of $25.7 million incurred with the deconsolidation of the non-glaucoma related assets of DOSE Medical Corporation, or DOSE, and elimination of the noncontrolling interest. See “— Critical Accounting Policies and Significant Estimates — DOSE-Variable Interest Entity Accounting.”

Liquidity and Capital Resources

Since our inception, we have incurred losses and negative cash flow from our operations and, as of September 30, 2015, we had an accumulated deficit of approximately $194.3 million. We have funded our operations to date from the sale of equity securities, issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities and cash generated from net sales, and, on June 30, 2015, we completed our IPO, selling 6.9 million newly issued shares of common stock at $18.00 per share, which raised net proceeds of approximately $113.6 million, after deducting underwriting commissions of $8.7 million and other related expenses of $1.9 million. We have made and expect to continue to make significant investments in our sales force and marketing programs. Costs for FDA-approved IDE studies in our industry are expensive as are the costs to develop new products, and we expect to incur a significant increase in administrative costs as we begin operating as a public company. We expect to invest significantly more resources into our business using proceeds from the IPO. Accordingly, we expect to continue to experience net losses for the foreseeable future and expect that our sales performance will significantly impact our cash management decisions.

At September 30, 2015, we had $93.3 million in cash and cash equivalents. We believe that our available cash and cash generated from sales of our iStent products will be sufficient to satisfy our liquidity requirements for at least the next two years.

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

Cash Flows

Our historical cash outflows have primarily been associated with cash used for operating activities such as the purchase and growth of inventory, expansion of our sales and marketing and R&D activities and other working capital needs; the acquisition of intellectual property; and expenditures related to equipment and improvements used to increase our manufacturing capacity, improve our manufacturing efficiency and for overall facility expansion.

The following table is a condensed summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(amounts in thousands)	2015	2014
Net cash provided by (used in):
Operating activities	$(1,618)	$(5,617)
Investing activities	(15,502)	(577)
Financing activities	108,098	1,567
Exchange rate changes	57	63
Net increase (decrease) in cash and cash equivalents	$91,035	$(4,564)

At September 30, 2015, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the nine months ended September 30, 2015 and 2014, we used $1.6 million and $5.6 million, respectively, of net cash in operating activities. The decrease in net cash used in operating activities primarily reflects an increase in cash generated from significantly higher net sales of our iStent partially offset by a $17.2 million increase in our total operating expenses. For the nine months ended September 30, 2015, the total net change in operating assets and liabilities reflected cash usage of $2.2 million due to increases in accounts receivable and inventory, partially offset by an increase in accounts payable. All other adjustments to reconcile net loss to net cash used in operating activities totaled $36.6 million, primarily consisting of the $25.7 million loss on the deconsolidation of DOSE.  The remaining adjustments primarily consisted of stock-based compensation expense of $6.3 million and depreciation and amortization of $3.2 million.

For the nine months ended September 30, 2014, the total net change in operating assets and liabilities reflected cash usage of $1.1 million due to increases in accounts receivable and inventory, partially offset by an increase in accounts payable.  More than offsetting this amount were all other adjustments to reconcile net loss to net cash used in operating activities totaling $4.3 million, primarily consisting of depreciation and amortization of $3.2 million and stock-based compensation expense of $1.1 million.

Investing Activities

In the nine month periods ended September 30, 2015 and 2014, we used approximately $0.5 million and $0.6 million, respectively, for purchases of property and equipment.  In the nine months ended September 30, 2015, we used $15.0 million for the purchase of the iDose product line from DOSE.

We expect to increase our investment in property and equipment in the future as we expand our manufacturing capacity for current and new products, improve our manufacturing efficiency and for overall facility expansion. We also expect to invest proceeds from our IPO in appropriate short-term investments, which will generate additional cash flows from investing activities.

Financing Activities

In the nine months ended September 30, 2015, cash of $108.1 million was provided from financing activities as compared to $1.6 million in the same period in 2014. In the nine months ended September 30, 2015, we received net cash proceeds of $113.6 million from our IPO and $2.1 million from the exercises of stock options and warrants.  In the nine months ended September 30, 2015, we used $5.6 million for note payments and $1.9 million to pay off the balance of the revolving line of credit. In the nine months ended September 30, 2014, exercises of stock options and stock warrants provided all of our cash from financing activities.

Indebtedness

Notes Payable to GMP Vision Solutions

In November 2013, we amended the agreement originally entered into with GMP in January 2007 and executed a royalty buyout agreement with GMP pursuant to which we issued an aggregate of $17.5 million in secured promissory notes to GMP and a party related to GMP in exchange for the cancellation of remaining royalties payable to GMP under the original agreement. These notes are secured by all of our assets, excluding intellectual property, and were previously subordinate to the rights of our bank lender in connection with our Amended and Restated Revolving Credit and Term Loan Agreement, described below prior to the repayment in full of that facility. The notes carry an interest rate of 5% per annum and required monthly interest-only payments from November 30, 2013 through December 31, 2014 of $72,900, followed by 24 equal monthly principal and interest payments of $0.8 million, which we began paying on January 31, 2015 and will pay through December 31, 2016. We concluded that the transaction resulted in the recognition of a $17.5 million intangible asset. After determining that the pattern of future cash flows associated with this intangible asset could not be reliably estimated with a high level of precision, we concluded that the intangible asset will be amortized to cost of sales in our statements of operations on a straight line basis over the estimated useful life of five years.

In each of the nine month periods ended September 30, 2015 and 2014, we recorded related amortization expense of $2.6 million in cost of sales. Estimated amortization expense will be $3.5 million in each of 2015, 2016 and 2017, and $3.0 million in 2018.

Amended and Restated Revolving Credit and Term Loan Agreement

In June 2013, we entered into a loan and security agreement, or Credit Agreement, with our primary bank for a revolving line of credit in the maximum principal amount of $6.0 million. Advances under the Credit Agreement were limited to the lesser of (i) $6.0 million or (ii) 77% of the sum of cash, cash equivalents and eligible domestic accounts receivable. The entire unpaid principal amount plus any accrued but unpaid interest was due to become payable in full on June 5, 2015. Obligations under the revolving line of credit bore interest on the outstanding daily balance thereof at the bank’s prime rate plus 0.5% (3.75% at December 31, 2014). Amounts owed were secured by a first priority security interest in all of our assets, excluding intellectual property. Additionally, the terms of the Credit Agreement contained various affirmative and negative covenants. There was $1.9 million outstanding under this line of credit as of December 31, 2014.

In February 2015, we and our primary bank executed an amended and restated revolving credit and term loan agreement, or Amended Credit Agreement, which provided for a $5.0 million senior secured term loan, a $5.0 million senior secured draw-to term loan and an $8.0 million senior secured revolving credit facility. Amounts owed under the Amended Credit Agreement were secured by a first priority security interest in all of our assets, excluding intellectual property.  We were required to comply with certain non-financial and financial covenants as provided in the Amended Credit Agreement that, if not met, could have constituted events of default.  We were in compliance with all such covenants through the payoff date.

On the closing date, we received $5.0 million cash under the senior secured term loan and immediately paid off the $2.1 million balance outstanding under the line of credit. This loan required quarterly principal payments of $0.4 million over a three-year period beginning May 1, 2016 and was to mature February 23, 2019. The senior secured draw-to term loan was available through February 23, 2016 for advances up to an aggregate of $5.0 million, and required quarterly principal payments equal to 1/12 of the aggregate principal amount over a three-year period beginning May 1, 2016 and was to mature February 23, 2019. Prior to our repayment of the term loan described below, we had drawn $2.0 million under the draw-to term loan. Advances under the revolving line of credit were limited to the lesser of (i) $8.0 million or (ii) a calculated borrowing base consisting of (a) 80% of eligible accounts receivable plus (b) the lesser of 30% of eligible inventory or $1.5 million. The entire unpaid principal amount plus any accrued but unpaid interest under the revolving line of credit was due and payable in full on February 23, 2017.

Outstanding balances under the senior secured term loan and senior secured draw-to term loan bore interest on the outstanding daily balance thereof at an annual percentage rate equal to the bank’s prime rate plus 2%. At our option, all or a portion of the amounts owed under any of the senior secured term loan and draw-to term loan may have been converted into Eurodollar-based advances at an annual percentage rate equal to LIBOR plus 3%. Outstanding balances under the revolving credit facility bore interest on the outstanding daily balance thereof at an annual percentage rate equal to the bank’s prime rate plus 1.75%. At our option, all or a portion of the amounts owed under the revolving credit facility may have been converted into Eurodollar-based advances at an annual percentage rate equal to LIBOR plus 2.75%. In connection with the execution of the Amended Credit Agreement, we issued warrants to the lenders purchase an aggregate of 11,298 shares of common stock at an exercise price of $8.85 per share.

On July 31, 2015, we paid off in full all amounts outstanding under the Amended Credit Agreement with the payment of $7.0 million in principal plus all interest and fees payable through the payoff date and recorded a loss on extinguishment of debt in the amount of $0.2 million.  Accordingly, this facility is no longer outstanding and available to us.

There were no material commitments for capital expenditures as of September 30, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for any other contractually narrow or limited purpose. However, from time to time we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims including in connection with certain real estate leases, and supply purchase agreements, and with directors and officers. The terms of such obligations vary by contract and in most instances a maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot by reasonably estimated until a specific claim is asserted, thus no liabilities have been recorded for these obligations on our balance sheets for any of the periods presented.

Inflation

We may experience pressure on our iStent selling prices resulting from potential future reductions in reimbursement payments to our customers, particularly from governmental payors such as Medicare or Medicaid but also from private payors. We could also be impacted by rising costs for certain inflation-sensitive operating expenses such as labor and employee benefits. However, we do not believe that inflation has had a material effect on our business, financial condition or results of operations presented herein. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through selling price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Critical Accounting Policies and Significant Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material to our financial position and results of operations.

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

Estimated Fair Value of Stock Warrant Liability

As of September 30, 2015, the warrants to purchase convertible preferred stock, which required a high degree of judgment and complexity in the calculation of their fair market value, are no longer outstanding.  We continue to have freestanding warrants to purchase shares of our common stock which are recorded as a liability on our balance sheet and require a recalculation of their fair value using option pricing models at each balance sheet date.  However, the calculation has become less complex now that the value of the underlying common stock is based on an observable input, the closing price of our publicly-traded common stock.  Accordingly, we no longer consider the estimated fair value of our stock warrant liability to be a critical accounting policy.

DOSE—Variable Interest Entity Accounting

In October 2009, we formed a wholly-owned subsidiary, DOSE, and in April 2010, we distributed all of our shares of common stock of DOSE via a stock dividend to our stockholders of record as of the close of business on March 31, 2010.  Since its formation, we provided DOSE with a small number of leased employees, management services and space, all of which had been charged to DOSE pursuant to written agreements between the parties. Additionally, we provided DOSE the cash required to fund its operations that, together with accrued interest and charges for the aforementioned services, we had recorded in an intercompany receivable account. Up until the transaction on June 30, 2015 described below, we had accounted for DOSE as a variable interest entity in which we had a variable interest in all reporting periods since the formation of DOSE. Accordingly, our consolidated financial statements include the accounts of DOSE, with all intercompany balances eliminated and with the deficit balance of DOSE's net assets reflected as noncontrolling interest, up to but excluding June 30, 2015.

On June 30, 2015, we completed a transaction initially executed in July 2014, the closing of which was contingent upon the successful completion of an IPO.  Pursuant to the terms of the asset purchase agreement, we acquired from DOSE certain assets, including the iDose product line, in exchange for payment of $15.0 million in cash and the elimination of the $10.9 million intercompany receivable owed to us by DOSE as of the closing date. In addition to the asset purchase agreement, the parties agreed to an amended and restated patent license agreement and an amended and restated transition services agreement that provides for limited support to DOSE for a period of up to three years. Either we or DOSE can terminate the transition services agreement upon adequate written notice.  Two members of our board of directors currently serve on the board of directors of DOSE.

We have reconsidered our relationship with DOSE as a result of the transaction and have determined we are no longer considered to be the primary beneficiary with the power to direct operations and the right to receive benefits/absorb losses of DOSE; therefore, upon the close of the transaction on June 30, 2015, we derecognized DOSE and no longer consider it a consolidated entity in our financial statements.  Accordingly, in the three months ended June 30, 2015, we recorded a charge to other expense in the amount of $25.7 million to reflect the deconsolidation of DOSE’s non-glaucoma related assets and noncontrolling interest.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. Our cash and cash equivalents include cash in readily available checking and money market accounts, as well as a certificate of deposit. These securities are not dependent on interest rate fluctuations that could cause the principal amount of these assets to fluctuate and thus do not pose any interest rate risk to the Company. As of September 30, 2015, we had an aggregate of $11.9 million in long-term debt, which is comprised of our secured promissory notes to GMP and a party related to GMP. The interest rate on these notes is fixed and we have no variable interest rate debt outstanding. If overall interest rates had increased by 10% during the periods presented, our interest expense would not have been materially affected. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Foreign Currency Exchange Risk

Net sales to our distributors in Europe are denominated in Euros and the financial statements of our foreign subsidiaries and their sales to customers, are denominated in the foreign subsidiaries’ respective functional currencies, and therefore we have exposure to foreign currency exchange rates. The remainder of our business is primarily denominated in U.S. dollars. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables would not have been material for the periods presented. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our third fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our third fiscal quarter of 2015.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

The Company’s Form 10-Q for the quarter ended June 30, 2015 contained disclosure regarding patent litigation with Transcend Medical, Inc., or Transcend, that was pending before the U.S. District Court for the District of Delaware.   On October 29, 2015, we entered into a settlement agreement with Transcend to resolve the patent litigation and, on October, 29, 2015, the court dismissed the matter with prejudice.  Accordingly, the Company will not make disclosures regarding this matter in its future SEC filings. See Note 11 in the notes to our condensed consolidated financial statements included herein for information regarding the settlement agreement, which information is incorporated herein by reference.

Item 1A.Risk Factors

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, which was filed with the SEC on August 13, 2015. Other than changes to the risk factors below related to reimbursement by third party payors, the competitive nature of the medical device industry and intellectual property litigation, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Quarterly Report on Form 10-Q.

Risks Related to Our Business

We have incurred significant losses since inception and there can be no guarantee as to when, if ever, we may be able to achieve or sustain profitability.

Since inception in July 1998, we have incurred significant operating losses. For the nine months ended September 30, 2015 and 2014, we had net losses of $36.0 million and $8.8 million, respectively. As of September 30, 2015, we had an accumulated deficit of approximately $194.3 million. Losses have resulted principally from costs incurred in our clinical trial, research and development programs and from our general and administrative expenses. To date, we have financed our operations primarily through the sale of equity securities, debt financing through a credit line and, more recently, sales of the iStent. We have devoted substantially all of our resources to the research and development of our products, the commercial launch of the iStent, the development of our proprietary sales network, and the assembly of a management team to build our business.

To implement our business strategies we need to, among other things, further grow our sales and marketing infrastructure to increase market acceptance of the iStent and any other products that receive Food and Drug Administration, or FDA, approval, fund ongoing research and development activities, expand our manufacturing capabilities, and obtain regulatory clearance or approval to commercialize our existing products in international markets or to commercialize those currently under development in the United States and internationally. As a result, we expect our expenses to increase significantly as we pursue these objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, especially given that we only recently began commercializing the iStent, which makes forecasting our sales more difficult. We will need to generate significant additional net sales to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or sustain profitability could have an adverse effect on the value of our common stock.

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

Our primary sales‑generating commercial product is the iStent, which we began selling in the United States in the third quarter of 2012. We rely heavily upon sales in the United States, which comprised 94.0% and 94.4% of our net sales for the nine months ended September 30, 2015 and 2014, respectively. We expect to continue to derive a significant portion of our net sales from sales of the iStent in the United States, even if we are successful in commercializing our iStent products outside the United States or receive necessary approvals to commercialize the iStent Inject and iStent Supra. Accordingly, our ability to generate net sales is highly dependent on our ability to market and sell the iStent.

We have pioneered MIGS to revolutionize the traditional glaucoma treatment and management paradigm. The iStent is our first MIGS device and we are leveraging our platform technology to build a comprehensive and proprietary portfolio of micro‑scale injectable therapies designed to address the complete range of glaucoma disease states and progression. MIGS and our MIGS devices may not gain sufficient market acceptance among eye care professionals, patients, healthcare payors and the medical community. There are a number of other available therapies marketed for the treatment of glaucoma, including medication therapies that are well established and are widely accepted by the medical community. Eye care professionals, patients, healthcare payors and the medical community may be slow or fail to adopt our products for a variety of reasons, including, among others:

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

•	lack of evidence supporting cost benefits or cost‑effectiveness of our products over existing alternatives;
•	perception that our products are unproven, investigational or experimental;
•	the price of our products relative to competing treatment alternatives;
•	liability risks generally associated with the use of new products and procedures; and
•	training required to use new products.

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

As a result, the further expansion of our sales force will require significant additional investment and time. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our products, which would adversely affect our business, results of operations and financial condition. Additionally, if we overestimate the size and growth of our user base, or their expected utilization of our product post‑training, we could both overspend on sales and marketing programs and infrastructure and/or suffer material diminishing returns on these investments. Because the iStent is a first‑in‑class treatment for mild‑to‑moderate open‑angle glaucoma and has a unique indication of use in combination with cataract surgery, there are no specific commercial models of other companies that we can utilize to project our resource and investment needs. If we fail to forecast our commercial infrastructure needs correctly, over‑ or under‑investing in market reach, acceptance and penetration, it could negatively impact our financial operating results as we may not see sufficient net sales growth to become profitable.

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

We are also subject to numerous other risks relating to our manufacturing capabilities, including:

•

quality and reliability of product components that we source from third‑party suppliers, including the risk of receiving contaminated heparin or sourcing quality heparin in quantities sufficient to coat our products;

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

Many third‑party payors in the United States model their coverage policies and payment amounts after those determined by the Centers for Medicare & Medicaid Services, or CMS, the federal agency responsible for administering the Medicare program. CMS relies on a network of Medicare Administrative Contractors (“MACs”), which process nearly 4.9 million Medicare claims each day and disburse more than $365 billion annually, to develop coverage policies when no national coverage determination exists for a procedure. Because there currently is no Medicare national coverage determination for procedures using our iStent devices, we are required to provide scientific and clinical support for the use of the iStent (including the iStent Inject device and iStent Supra device, if approved) to each MAC separately, with no assurance that coverage and adequate reimbursement will be obtained. Although all MACs currently provide coverage and reimbursement for the MIGS procedure using the iStent, difficulties in processing reimbursement or regional differences in the reimbursement amount for the physician professional services could negatively impact further iStent penetration or usage by customers. These differences in MAC reimbursement could also negatively impact the amount paid by private commercial insurance companies, further negatively affecting customer penetration or usage.

Third-party payors regularly assess and propose changes to their coverage and reimbursement policies.  Changes in these current policies impact the profit margin of the hospital or surgery center where the surgery is performed and increase costs to customers.  Further, any decline in the amount payors are willing to reimburse our customers for MIGS procedures could make it difficult for existing customers to continue using, or new customers to adopt, our iStent devices and could create additional pricing pressure for us. If we were forced to lower the price we charge for our products, our gross margins would decrease, which would adversely affect our ability to invest in and grow our business.

Some third‑party payors in the United States, including Medicaid and TRICARE and certain commercial payors, have developed policies that deny coverage for the MIGS procedure using the iStent. To support changes in these policies, we may need to conduct prospective, randomized controlled clinical trials and present data from such trials to these payors to demonstrate the medical necessity or cost‑effectiveness of the iStent. There can be no assurance that coverage for our products will be expanded. In addition, those private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for MIGS procedures performed with the iStent, though we cannot predict whether coverage will be sufficient or if there will be coverage at all. Failure to obtain favorable payor policies could have a material adverse effect on our business and operations.

We believe that Medicare coverage and existing coverage by third‑party payors represents approximately 90% of our target patient population. U.S. third‑party payors representing more than 76% of individuals covered by commercial insurance currently reimburse the iStent procedure. While we anticipate gaining coverage and reimbursement from additional third‑party payors, we cannot guarantee that we will be successful or that coverage and reimbursement will be at levels that support continued penetration and usage by our customers. Moreover, compliance with the administrative procedures and requirements of third‑party payors may result in delays in processing approvals by those third‑party payors for customers to obtain coverage and reimbursement for procedures using the iStent. Failure to secure or maintain adequate coverage or reimbursement for procedures using the iStent by third‑party payors, or delays in processing approvals by those payors, could result in the cancellations of procedures to insert the iStent in combination with cataract surgery, resulting in the loss of net sales from these procedures. If these issues remain unresolved, they could have a material adverse effect on our business, financial condition and operating results.

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

We compete primarily with the use of medication therapy for treating glaucoma and with manufacturers of medical devices used in surgical therapy procedures for treating glaucoma, including Alcon, Inc., Abbott Medical Optics Inc., Allergan plc, STAAR Surgical Company, Lumenis Ltd., NeoMedix, Inc. and Ellex Medical Lasers Limited. Alcon, Inc. and Abbott Medical Optics Inc. are the leading manufacturers of aqueous shunts, and Alcon, Inc. also markets the EX‑PRESS Glaucoma Filtration Device. Lumenis Ltd. is a leading manufacturer of selective laser trabeculoplasty equipment. Neomedix, Inc. markets an electrosurgical device, and Ellex Medical Lasers Limited markets a canaloplasty device that some physicians employ to lower intraocular pressure in glaucoma.

Our competitors, medical companies, academic and research institutions or others could develop new drugs, therapies, medical devices or surgical procedures to treat glaucoma that could render our products obsolete. For example, we are aware of several companies, including Transcend, AqueSys, Inc. (which was recently acquired by Allergan plc), InnFocus Inc. and Ivantis Inc. that are conducting IDE-approved clinical trials or have filed for regulatory approval of MIGS devices. These products or other products that may be developed could demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our iStent or other products under development. If approved for marketing, these devices may compete directly with the iStent and our products under development. If any of these alternative technologies gain market acceptance, this may reduce demand for our primary product, the iStent, as well as for our products in development.  Demand for the iStent or our future products may decline if such a product or technology were introduced, and our business may be harmed.

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

Recently, Aquesys, Inc. was acquired by Allergan plc, a publicly-traded company.  In the event other companies that are developing MIGS devices are acquired by larger companies, the Company would be competing directly against other MIGS competitors that would have the competitive advantages identified above.

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

We have only recently begun generating net sales from the sale of the iStent and we may experience volatility due to a number of factors, many of which are beyond our control, including:

•	our ability to drive increased sales of our products;
•	our ability to establish and maintain an effective and dedicated sales organization;
•	fluctuations in the demand for our products;
•	pricing pressure applicable to our products, including adverse third‑party coverage and reimbursement outcomes;
•	results of clinical research and trials on our products;
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

Although we generate net sales from sales of our first FDA‑approved product, the iStent, and are conducting this offering, we may nevertheless need to raise substantial additional capital in the future to:

•	expand our sales and marketing organization in the United States and internationally;
•	fund our operations, clinical trials and commercialization efforts for new products, if any such products receive regulatory approval for commercial sale;
•	scale‑up our manufacturing operations;
•	pursue additional research and development;
•	defend, in litigation or otherwise, any claims that we infringe third‑party patent or other intellectual property rights; and
•	acquire companies or in‑license products or intellectual property.

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

Engaging in international business inherently involves a number of other difficulties and risks, including:

•

competition from established companies, many of which are well‑positioned within their local markets with longer operating histories, more recognizable names and better established distribution networks;

•

the availability and level of coverage and reimbursement within prevailing foreign healthcare payment systems and the ability of patients to elect to privately pay for the iStent and our other future products;

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

If we or our suppliers are unable to address these international risks, we may fail to establish and maintain an international presence, and our business, financial condition and results of operations could suffer.

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

If, as a result of legislative or regulatory healthcare reform, we cannot sell the iStent (or our other products in development, if approved) profitably, our business would be harmed. In addition, any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or product candidates or additional pricing pressures.

In September 2012, the European Commission published proposals for the revision of the EU regulatory framework for medical devices. The proposal would replace the Medical Devices Directive and two related directives concerning active implantable medical devices and in vitro diagnostic medical devices respectively with a new regulation concerning medical devices and another concerning in vitro diagnostic medical devices. Unlike Directives that must be implemented into national laws, the Regulations would be directly applicable in all European Economic Area Member States and so are intended to eliminate current national differences in regulation of medical devices.

In October 2013, the European Parliament approved a package of reforms to the European Commission’s proposals. Under the revised proposals, only designated “special notified bodies” would be entitled to conduct conformity assessments of high‑risk devices. These special notified bodies will need to notify the European Commission when they receive an application for a conformity assessment for a new high‑risk device. The Commission will then forward the notification and the accompanying documents on the device to the Medical Devices Coordination Group for an opinion. These new procedures may result in the re‑assessment of our existing medical devices, or a longer or more burdensome assessment of our new products. We anticipate that further amendments to this proposal may be agreed upon as a compromise among the various EU legislative bodies before the final regulation on medical devices is adopted, most likely in 2015 or 2016.

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

Successful results of pre‑clinical studies are not necessarily indicative of future clinical trial results, and predecessor clinical trial results may not be replicated in subsequent clinical trials. Additionally, the FDA may disagree with our interpretation of the data from our pre‑clinical studies and clinical trials, or may find the clinical trial design, conduct or results inadequate to prove safety or efficacy, and may require us to pursue additional pre‑clinical studies or clinical trials, which could further delay the clearance or approval of our products. The data we collect from our pre‑clinical studies and clinical trials may not be sufficient to support FDA clearance or approval, and if we are unable to demonstrate the safety and efficacy of our future products in our clinical trials, we will be unable to obtain regulatory clearance or approval to market our products.

In addition, we may estimate and publicly announce the anticipated timing of the accomplishment of various clinical, regulatory and other product development goals, which are often referred to as milestones. These milestones could include the obtainment of the right to affix the CE Mark in the European Union; the submission to the FDA of an IDE application, or an Investigational New Drug application (“IND”) to commence a pivotal clinical trial for a new product candidate; the enrollment of patients in clinical trials; the release of data from clinical trials; and other clinical and regulatory events. The actual timing of these milestones could vary dramatically compared to our estimates, in some cases for reasons beyond our control. We cannot assure you that we will meet our projected milestones and if we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.

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

Before we can obtain regulatory approval for any drug product candidate, such as our iDose drug delivery implant, we must undertake extensive clinical testing in humans to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory agencies. Clinical trials of drug product candidates are expensive and take years to complete, and the outcome of such trials is uncertain. We are currently conducting a Phase I clinical trial of iDose in Armenia. We initiated discussions with the FDA regarding that study and regarding the data and information necessary to support an IND application to conduct clinical trials of iDose in the United States. Our ability to conduct additional clinical trials depends on many factors, including the data obtained in the Phase I clinical trial.

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
•

reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	manufacturing sufficient quantities of a product candidate for use in clinical trials;
•	obtaining institutional review board (“IRB”) or ethics committees approval to conduct a clinical trial at each prospective site;
•	recruiting and enrolling patients and maintaining their participation in clinical trials;
•	having clinical sites observe trial protocol or continue to participate in a trial;
•	addressing any patient safety concerns that arise during the course of a clinical trial;
•	addressing any conflicts with new or existing laws or regulations; and
•	adding a sufficient number of clinical trial sites.

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

Once a medical device is approved, a manufacturer must notify the FDA of any modifications to the device. Any modification to a device that has received FDA clearance or approval that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires premarket clearance or approval from the FDA pursuant to a new 510(k) clearance or approval of a PMA supplement. The FDA requires every manufacturer to make the determination in the first instance regarding whether a modification to a cleared or approved device necessitates the filing of a new 510(k) notification or PMA supplement. The FDA may review any manufacturer’s decision and can disagree. If the FDA disagrees with any future determination by us that a new clearance or approval is not required, we may need to cease marketing or to recall the modified product until and unless we obtain clearance or approval. In addition, we could also be subject to significant regulatory fines or penalties. Any of these outcomes could harm our business.

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

The regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales. Even after we have obtained the proper regulatory clearance or approval to market a product, we have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations. The FDA, state and foreign regulatory authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, which may include any of the following sanctions:

•	untitled letters or warning letters;
•	fines, injunctions, consent decrees and civil penalties;
•	recalls, termination of distribution, administrative detention, or seizure of our products;
•	customer notifications or repairs, replacements or refunds;
•	operating restrictions or partial suspension or total shutdown of production;
•	delays in or refusal to grant our requests for future 510(k) clearances, PMA approvals or foreign regulatory approvals of new products, new intended uses, or modifications to existing products;
•	withdrawals or suspensions of current 510(k) clearances or PMAs or foreign regulatory approvals, resulting in prohibitions on sales of our products;
•	FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and
•	criminal prosecution.

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

In addition, under the FDA’s medical device reporting regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Repeated product malfunctions may result in a voluntary or involuntary product recall. We are subject to similar obligations in the European Economic Area and other countries in which we market our products.

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

We and some of our component manufacturers are required to comply with regulatory requirements known as the FDA’s Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, inspection, complaint handling, recordkeeping, management review, labeling, packaging, sterilization, storage and shipping of our device products. The FDA’s current Good Manufacturing Practices, or cGMPs, apply to the manufacture of drug substance and finished drug products. The FDA audits compliance with these regulatory requirements through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may conduct inspections or audits at any time, and we and some of our component suppliers are subject to such inspections. Although we believe our manufacturing facilities and those of our critical component suppliers are in compliance with the QSR requirements, and with applicable cGMPs for our iDose drug delivery implant, we cannot provide assurance that any future inspection will not result in adverse findings. If our manufacturing facilities or those of any of our component suppliers are found to be in violation of applicable laws and regulations, or we or our suppliers have significant noncompliance issues or fail to timely and adequately respond to any adverse inspectional observations or product safety issues, or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action, including any of the following sanctions:

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

If we fail to obtain and maintain regulatory approval in foreign jurisdictions, our market penetration opportunities will be limited.

The iStent is currently approved for sale in 23 countries outside of the United States, where it is sold through a direct sales network in Germany as well as distributors in other countries. In order to market our products in the European Union, Asia or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance or approval. Foreign regulatory approval processes include many of the risks associated with obtaining FDA clearance or approval and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance or approval does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, it would negatively affect our overall market penetration.

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

If we do not comply with applicable existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions. New health information standards, whether implemented pursuant to HIPAA, the HITECH Act, congressional action or otherwise, could have a significant effect on the manner in which we handle healthcare- related data and the cost of complying with these standards could be significant.

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

Further, the PPACA, among other things, amended the intent requirements of the federal Anti‑Kickback Statute and certain criminal statutes governing healthcare fraud. A person or entity can now be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, PPACA provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Moreover, while we do not submit claims and our customers make the ultimate decision on how to submit claims, from time to time, we may provide reimbursement guidance to our customers. If a government authority were to conclude that we provided improper advice to our customers or encouraged the submission of false claims for reimbursement, we could face action against us by government authorities. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations and financial condition.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time and resource consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

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

We are subject to a variety of federal, state and local regulations relating to the use, handling, storage, disposal, and human exposure to hazardous and toxic materials. We could incur costs, fines, and civil and criminal sanctions, third‑party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. Compliance with current or future environmental and safety laws and regulations could restrict our ability to expand our facilities, impair our research, development or production efforts, or require us to incur other significant expenses. There can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of the inability to obtain permits, human error, accident, equipment failure or other causes.

Risks Related to Our Intellectual Property

If we are unable to adequately protect our intellectual property, our competitors and other third parties could develop and commercialize products similar or identical to ours, which would substantially impair our ability to compete.

Our success and ability to compete depends significantly upon our ability to maintain and protect our proprietary rights to the technologies and inventions used in or embodied by our products. We rely on a combination of patents and trademark rights, and to a lesser extent on trade secrets and copyrights, together with licenses and nondisclosure agreements to protect our intellectual property. These legal means, however, afford only limited protection and may not adequately protect our intellectual property rights. We also have not pursued or maintained, and may not pursue or maintain in the future, patent protection for our products in every country or territory in which we sell or will in the future sell our products. In addition, we cannot be sure that any of our pending patent applications or pending trademark applications will issue or that, if issued, they will issue in a form that will be advantageous to us. The USPTO or other foreign patent offices may deny or significantly narrow claims made under our patent applications and our issued patents may be successfully challenged, may be designed around, or may otherwise be of insufficient scope to provide us with any meaningful protection for our present or future commercial products. Further, the USPTO or other foreign trademark offices may deny our trademark applications and, even if published or registered, these trademarks may be ineffective in protecting our brand and goodwill and may be successfully opposed or challenged.

The patent prosecution process itself is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. The patent prosecution process requires compliance with complex laws, rules and regulations imposed by patent authorities. Failure to comply with these laws, rules and regulations may derive, among other bases, from various defects of form in the preparation or filing of our patents or patent applications, which may include defects that relate to our making proper priority claims and inventorship determinations. If any such defects are identified, we may need to take corrective action. For example, we recently filed petitions with the USPTO to request in part that Dr. Richard Hill, one of our consultants, be added as an inventor on patents related to our iStent and iStent Inject products and iStent Supra product candidate that were developed during Dr. Hill’s consultancy. Dr. Hill has assigned his rights in these patents and certain other patent applications to us pursuant to the terms of his consulting agreement. We cannot assure you, however, that our petitions to the USPTO will be successful. Dr. Hill was employed as an Associate Professor at the University of California, Irvine or the University, during the period when these patents and patent applications were developed. We engaged in discussions with the University to address whether it has any ownership claim to these patents and patent applications as a result of Dr. Hill’s employment, and in December 2014, we entered into an agreement with the University pursuant to which the University agreed not to challenge our ownership of these patents and patent applications. In addition, if any material defects are found in the form or preparation of any of our patents or patent applications, such patents or applications may be invalid and unenforceable. Any of these outcomes could impair our ability to prevent competition from third parties, which could harm our business. Moreover, the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non‑payment or delay in payment of fees or annuities (whether intentional or unintentional), failure to specify proper entity status, and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our products or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to our products, which would have a material adverse effect on our business.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy‑Smith America Invents Act, or the Leahy‑Smith Act, was signed into law. The Leahy‑Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switch the U.S. patent system from a “first‑to‑invent” system to a “first‑to‑file” system. Under a “first‑to‑file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO developed new regulations and procedures to govern administration of the Leahy‑Smith Act, and many of the substantive changes to patent law associated with the Leahy‑Smith Act, and in particular, the first‑to‑file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy‑Smith Act will have on the operation of our business. However, the Leahy‑Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement, and defense of our patents and applications.

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

We have been and may in the future become involved in patent and other intellectual property litigation or administrative proceedings to enforce or defend our intellectual property rights, which could be costly, time consuming and unsuccessful and could interfere with our ability to successfully commercialize our products.

We have asserted and may in the future need to assert claims of infringement against third parties to protect our intellectual property.

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

The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Moreover, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that materially and adversely affect our business. Additionally, our competitors could later pursue additional patent protection related to their earlier patent disclosures, where such patent filings are prepared with intent to cover our products. Third parties could also assert infringement or misappropriation claims against us with respect to our products. Whether or not such claims are valid, we cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Any infringement or misappropriation claim could result in significant costs, substantial damages and our inability to manufacture, market or sell our existing or future products that are found to infringe. Even if we were to prevail in any such action, the litigation could result in substantial cost and diversion of resources that could materially and adversely affect our business. If a court determined, or if we independently discovered, that our product offerings violated third‑party proprietary rights, there can be no assurance that we would be able to re‑engineer our products to avoid those rights or to obtain a license under those rights on commercially reasonable terms, if at all. As a result, we could be prohibited from selling products that are found to infringe, or we could elect not to sell or to stop selling products that we believe have a substantial probability of infringing a third‑party’s intellectual property rights. Even if obtaining a license were feasible, it may be costly and time‑consuming. A court could also enter orders that temporarily, preliminarily or permanently enjoin us or our customers from making, using, selling, offering to sell, distributing, exporting or importing the iStent or future products, such as the iStent Inject, iStent Supra or iDose, or could enter orders mandating that we undertake certain remedial activities. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest, and if we are found to have willfully infringed third‑party rights, could in addition treble the compensatory damages and award attorneys’ fees. These damages could be substantial and could harm our reputation, business, financial condition and results of operations.

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

As a public company, and increasingly after we are no longer an “emerging growth company,” we will incur significant legal, accounting, administrative and other costs and expenses that we have not previously incurred as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes‑Oxley Act of 2002, or Sarbanes‑Oxley Act, and rules subsequently implemented by the SEC and the New York Stock Exchange impose numerous requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Further, pursuant to the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and may impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

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

We are an “emerging growth company,” as defined in the JOBS Act enacted in April 2012, and may remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the completion of our IPO. However, if certain events occur prior to the end of such five‑year period, including if we become a “large accelerated filer,” our annual gross revenue equals or exceeds $1.0 billion or we issue more than $1.0 billion of non‑convertible debt in any three‑year period, we will cease to be an emerging growth company prior to the end of such five‑year period. For as long as we remain an “emerging growth company,” we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include:

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

If some investors find our common stock less attractive as a result of our decision to rely on these exemptions, there may be a less active trading market for our common stock and our stock price may be reduced or become more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected not to avail ourselves of this exception and therefore will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Before our IPO, there was no public market for our common stock. Although our common stock recently began trading on the New York Stock Exchange, an active public trading market may not develop or be sustained. The market price for our common stock will be affected by a number of factors, including:

•	the depth and liquidity of the market for our common stock;
•	volume, timing and nature of orders for our products;
•	developments generally affecting medical device companies;
•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;
•	the announcements by us or our competitors of new products or product enhancements, significant contracts, commercial relationships or capital commitments;

•	developments or disputes concerning our intellectual property or other proprietary rights;
•	issuance of new, or changes in, earnings estimates or recommendations or reports by securities analysts;
•	investor perceptions of us and our business, including changes in market valuations of medical device companies;
•	actions by institutional or other large stockholders;
•	commencement of, or our involvement in, litigation;
•	failure to complete significant sales;
•	manufacturing disruptions that could occur if we were unable to successfully expand our production in our current or an alternative facility;
•	any future sales of our common stock or other securities;
•	any major change to the composition of our board of directors or management;
•	our results of operations and financial performance; and
•	general economic, industry and market conditions.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.Defaults upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not applicable

Item 5.Other Information

Stockholder Proposals and Director Nominations

We intend to hold our first Annual Meeting of Stockholders, or Annual Meeting, on June 2, 2016, at a time and location to be determined and specified in our proxy statement related to the Annual Meeting.

Under the SEC’s proxy rules, we have set the deadline for submission of proposals to be included in our proxy materials for the Annual Meeting as December 21, 2015. Accordingly, in order for a stockholder proposal to be considered for inclusion in our proxy materials for the Annual Meeting, the proposal must be received by the Corporate Secretary, Glaukos Corporation, 26051 Merit Circle, Suite 103, Laguna Hills, California 92653, on or before December 21, 2015, and comply with the procedures and requirements set forth in Rule 14a-8 under the Exchange Act.

In accordance with the advance notice requirements contained in our amended and restated bylaws, for director nominations or other business to be brought before the Annual Meeting by a stockholder, other than Rule 14a-8 proposals described above, written notice must be delivered no earlier than the close of business on February 3, 2016, and no later than the close of business on March 4, 2016, to our Corporate Secretary, Glaukos Corporation, 26051 Merit Circle, Suite 103, Laguna Hills, California 92653. These stockholder notices must also comply with the requirements of our amended and restated bylaws and will not be effective otherwise.

Item 6.Exhibits.

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	8-K	1-37463	3.1	6/30/2015
3.2	Amended and Restated Bylaws of the Registrant	8-K	1-37463	3.2	6/30/2015
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Laguna Hills, State of California, on November 12, 2015.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chief Executive Officer and President

By:	/s/ RICHARD L. HARRISON
Richard L. Harrison
Treasurer, Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)