Form 10-Q
period 2016-03-31
GLAUKOS Corp
filed 2016-05-04
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016 there were 32,513,368 shares of the registrant’s Common Stock outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2016

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,392	$21,572
Short-term investments	77,848	69,552
Accounts receivable, net	9,569	7,549
Inventory	5,061	4,097
Prepaid expenses and other current assets	1,653	1,290
Restricted cash	80	80
Total current assets	104,603	104,140
Property and equipment, net	2,259	2,154
Intangible assets, net	9,305	10,218
Deposits and other assets	150	149
Total assets	$116,317	$116,661

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,584	$3,626
Accrued liabilities	6,901	7,793
Long-term debt, current portion	7,504	8,931
Deferred rent	-	12
Total current liabilities	17,989	20,362
Long-term debt, less current portion	-	765
Stock warrant liability	-	105
Other liabilities	269	238
Total liabilities	18,258	21,470

Commitments and contingencies (see Note 7)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized at March 31, 2016 and December 31, 2015; no shares issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value; 150,000 shares authorized at March 31, 2016 and December 31, 2015; 32,397 and 32,209 shares issued and 32,369 and 32,181 shares outstanding at March 31, 2016 and December 31, 2015, respectively	32	32
Additional paid-in capital	293,841	291,853
Accumulated other comprehensive income	34	51
Accumulated deficit	(195,716)	(196,613)
	98,191	95,323
Less treasury stock (28 shares as of March 31, 2016 and December 31, 2015)	(132)	(132)
Total stockholders' equity	98,059	95,191
Total liabilities and stockholders' equity	$116,317	$116,661

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Net sales	$23,092	$14,666
Cost of sales	3,121	2,794
Gross profit	19,971	11,872
Operating expenses:
Selling, general and administrative	12,288	7,816
Research and development	7,062	5,240
Total operating expenses	19,350	13,056
Income (loss) from operations	621	(1,184)
Other income (expense), net
Interest and other income	335	-
Interest and other expense, net	(102)	(269)
Change in fair value of stock warrant liability	43	(9)
Total other income (expense), net	276	(278)
Income (loss) before taxes	897	(1,462)
Provision for income taxes	-	-
Net income (loss)	897	(1,462)
Net loss attributable to noncontrolling interest	-	(496)
Net income (loss) attributable to Glaukos Corporation	$897	$(966)
Basic net income (loss) per share attributable to Glaukos Corporation stockholders	$0.03	$(0.40)
Diluted net income (loss) per share attributable to Glaukos Corporation stockholders	$0.03	$(0.40)
Weighted average shares used to compute basic net income (loss) per share attributable to Glaukos Corporation stockholders	32,317	2,410
Weighted average shares used to compute diluted net income (loss) per share attributable to Glaukos Corporation stockholders	35,724	2,410

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$897	$(1,462)
Other comprehensive loss:
Unrealized gain on short-term investments, net of tax	268	-
Foreign currency translation adjustments	(285)	-
Other comprehensive loss	(17)	-
Total comprehensive income (loss)	880	(1,462)
Comprehensive loss attributable to noncontrolling interest	-	(496)
Comprehensive income (loss) attributable to Glaukos Corporation	$880	$(966)

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net income (loss)	$897	$(1,462)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,122	1,071
Stock-based compensation	1,417	353
Unrealized gains on intercompany loans	(149)	-
Change in fair value of stock warrant liability	(43)	9
Amortization of debt discount and deferred financing costs	-	4
Amortization of premium on short-term investments	82	-
Deferred rent	19	(9)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,982)	(849)
Inventory	(1,129)	(291)
Prepaid expenses and other current assets	(355)	57
Accounts payable and accrued liabilities	(816)	92
Other assets	-	(8)
Net cash used in operating activities	(937)	(1,033)
Investing activities
Proceeds from sales and maturities of short-term investments	15,600	-
Purchases of short-term investments	(23,710)	-
Purchases of property and equipment	(377)	(215)
Net cash used in investing activities	(8,487)	(215)
Financing activities
Proceeds from senior secured term and draw-to term loans	-	6,852
Payments of line of credit	-	(1,850)
Payments of secured notes	(2,191)	(2,093)
Proceeds from exercise of stock options	438	257
Proceeds from exercise of stock warrant	50	-
Net cash (used in) provided by financing activities	(1,703)	3,166
Effect of exchange rate changes on cash and cash equivalents	(53)	17
Net (decrease) increase in cash and cash equivalents	(11,180)	1,935
Cash and cash equivalents at beginning of period	21,572	2,304
Cash and cash equivalents at end of period	$10,392	$4,239
Supplemental disclosures of cash flow information
Interest paid	$112	$240
Taxes paid	$62	$11
Supplemental schedule of noncash investing and financing activities
Reduction of liability upon vesting of stock options previously exercised for unvested stock	$21	$23

GLAUKOS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.  Organization and Basis of Presentation

Organization and business

Glaukos Corporation (Glaukos or the Company), incorporated in Delaware on July 14, 1998, is a developer, manufacturer and marketer of medical devices for the treatment of glaucoma. The accompanying condensed consolidated financial statements include the accounts of Glaukos, its wholly-owned subsidiaries Glaukos Australia Pty. Ltd., Glaukos Canada Inc., Glaukos Europe GmbH, Glaukos Japan GK and through June 30, 2015, affiliated entity DOSE Medical Corporation  (DOSE) (see Note 8). All significant intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

Initial public offering

On June 30, 2015, the Company completed its initial public offering (IPO), selling 6.9 million newly issued shares of common stock at a price of $18.00 per share.  The IPO generated net cash proceeds of approximately $113.6 million, after deducting underwriting discounts and commissions of approximately $8.7 million and other related expenses of approximately $1.9 million.  The underwriting discounts and commissions and offering costs were recorded as a reduction to the IPO proceeds included in additional paid-in capital.

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

Acquisition of certain DOSE Medical Corporation assets

On June 30, 2015, the Company acquired certain assets from DOSE, including the iDose product line, in exchange for a cash payment of $15.0 million and the elimination of all amounts owed by DOSE to the Company. In addition to an asset purchase, the parties agreed to an amended and restated patent license agreement and an amended and restated transition services agreement that provides for limited support from the Company to DOSE for a period of up to three years (see Note 8).

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.

The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements.  As permitted under those rules, certain footnotes and other financial information that are normally required by GAAP can be condensed or omitted.  In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial information, contained herein.  These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2015, which are contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2016. The results for the period ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for any other interim period.

Note 2.  Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2016, as compared with those disclosed in its audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015 filed with the United States Securities and Exchange Commission (SEC) on March 15, 2016.

Use of estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the accompanying condensed consolidated financial statements relate to revenue recognition, inventory reserves and stock‑based compensation expense. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, this process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements.

Foreign currency translation

The accompanying condensed consolidated financial statements are presented in U.S. dollars. The Company considers the local currency to be the functional currency for its international subsidiaries. Accordingly, their assets and liabilities are translated into U.S. dollars using the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing throughout the periods presented. Currency translation adjustments arising from period to period are charged or credited to accumulated other comprehensive income in stockholders’ equity. For the three months ended March 31, 2016 and 2015, the Company reported losses from foreign currency translation adjustments of approximately $0.3 million and $0, respectively.  Realized gains and losses resulting from foreign currency transactions are included in selling, general and administrative expense in the condensed consolidated statements of operations. For the three months ended March 31, 2016 the Company reported foreign currency transaction gains of $61,000, and for the three months ended March 31, 2015, the Company reported foreign currency transaction losses of $53,000.

Cash, cash equivalents and short-term investments

The Company invests its excess cash in marketable securities, including money market funds, asset-backed securities, corporate bonds, and corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, liquid investment instruments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents are recorded at face value or cost, which approximates fair market value. From time to time, the Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Commission (FDIC). Investments are stated at fair value as determined by quoted market prices. Investments are considered available-for-sale and, accordingly, unrealized gains and losses are included in accumulated other comprehensive income within stockholders’ equity (deficit).

The Company’s entire investment portfolio, except for restricted cash, is considered to be available for use in current operations and, accordingly, all such investments are stated at fair value using quoted market prices and classified as current assets, although the stated maturity of individual investments may be one year or more beyond the balance sheet date. The Company did not have any trading securities or restricted investments at March 31, 2016 and December 31, 2015.

Realized gains and losses and declines in value, if any, judged to be other-than-temporary on available-for-sale securities, are reported in interest income or expense, net. When securities are sold, any associated unrealized gain or loss previously reported as a separate component of stockholders’ equity is reclassified out of stockholders’ equity and recorded in the statements of operations in the period sold. Accrued interest and dividends are included in interest income. The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair value below the cost basis, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has a credit card facility with its primary operating bank which is collateralized by certificates of deposit maintained at the bank.

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

At each financial reporting date, the Company accrues the estimated costs of clinical study activities performed by third party clinical sites with whom the Company has agreements providing for fees based upon the quantities of subjects enrolled and clinical evaluation visits that occur over the life of the study. The cost estimates are determined based upon a review of the agreements and data collected by internal and external clinical personnel as to the status of enrollment and subject visits, and are based upon the facts and circumstances known to the Company at each financial reporting date. If the actual performance of activities varies from the assumptions used in the cost estimates, the accruals are adjusted accordingly. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through March 31, 2016.

Stock-based compensation

The Company recognizes compensation expense for all stock-based awards granted to employees and nonemployees, including members of its Board of Directors. The fair value of stock-based awards made to employees is estimated at the grant date using the Black-Scholes option pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period using the straight-line method. The determination of the fair value-based measurement of stock options on the date of grant using an option pricing model is affected by the determination of the fair value of the underlying stock as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s stock price volatility over the expected term of the grants, and actual and projected employee stock option exercise behaviors. In the future, as additional empirical evidence regarding these estimates becomes available, the Company may change or refine its approach of deriving them, and these changes could impact the fair value-based measurement of stock options granted in the future. Changes in the fair value-based measurement of stock awards could materially impact the Company’s operating results. The fair values of stock-based awards made to nonemployees are remeasured at each reporting period using the Black-Scholes option pricing model. Compensation expense for these stock-based awards is determined by applying the remeasured fair values to the shares that have vested during a period.

Net income (loss) per share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. Diluted net income per share is calculated by dividing the net income by the sum of the weighted average number of dilutive common share equivalents outstanding for the period determined using the treasury stock method. Common stock equivalents are comprised of stock options and warrants outstanding. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents, as their inclusion would be anti-dilutive.

The Company’s computation of net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net income (loss) attributable to Glaukos Corporation - basic and diluted	$897	$(966)
Denominator:
Weighted average number of common shares outstanding - basic	32,317	2,410
Common stock equivalents from outstanding common stock options	3,394	-
Common stock equivalents from outstanding common stock warrants	2	-
Common stock equivalents for ESPP	11	-
Weighted average number of common shares outstanding - diluted	35,724	2,410

Basic net income (loss) per share attributable to Glaukos Corporation common stockholders	$0.03	$(0.40)

Diluted net income (loss) per share attributable to Glaukos Corporation common stockholders	$0.03	$(0.40)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive were as follows (in common stock equivalent shares, in thousands):

	Three Months Ended
	March 31,
	2016	2015
Convertible preferred stock outstanding	-	21,642
Preferred stock warrants outstanding	-	128
Common stock warrants outstanding	-	11
Stock options outstanding	1,988	5,583
Employee stock purchase plan	18	-
	2,006	27,364

Recent accounting pronouncements

In May 2014, the FASB issued guidance codified in Accounting Standard Codification ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition,  which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.    In August 2015, the FASB issued ASU 2015-14, which deferred the effective date to annual reporting periods beginning after December 15, 2017 (including interim periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim periods within those periods). The Company is currently evaluating the impact of the provisions of ASC 606 on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance became effective for the Company on January 1, 2016 and the adoption had no impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires management to recognize on the balance sheet lease assets and lease liabilities by lessees for all operating leases. The ASU is effective for periods ending on December 15, 2018 and interim periods therein on a modified retrospective basis. The Company is currently evaluating the impact adoption of this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

In April 2016, the FASB issued Accounting Standards Update ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASU 2016-10 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

Note 3.  Balance Sheet Details

Short-term investments

Short-term investments consisted of the following (in thousands):

	At March 31, 2016
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
Government agency bonds	1-3	$7,501	$17	$—	$7,518
Commercial paper	less than 1	6,594	1	—	6,595
Corporate notes	1-3	56,839	92	(12)	56,919
Asset-backed securities	1-3	6,794	22	—	6,816
Total		$77,728	$132	$(12)	$77,848

	At December 31, 2015
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
Government agency bonds	1-3	$5,513	$—	$(10)	$5,503
Commercial paper	less than 1	12,342	—	(2)	12,340
Corporate notes	1-3	45,051	—	(110)	44,941
Asset-backed securities	1-3	6,794	—	(26)	6,768
Total		$69,700	$—	$(148)	$69,552

Accounts receivable, net

Accounts receivable consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Accounts receivable	$9,691	$7,632
Less allowance for doubtful accounts	(122)	(83)
	$9,569	$7,549

Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Finished goods	$1,817	$953
Work in process	350	503
Raw material	2,894	2,641
	$5,061	$4,097

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Accrued bonuses	$1,410	$3,721
Accrued clinical study expenses	1,053	654
Accrued vacation benefits	1,184	1,007
Accrued contract payments (see Note 7)	-	504
Other accrued liabilities	3,254	1,907
	$6,901	$7,793

Note 4.  Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

The following tables present information about the Company's financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		At March 31, 2016
	March 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$5,082	$5,082	$-	$-
Government agency bonds	7,518	-	7,518	-
Commercial paper (ii)	7,595	-	7,595	-
Corporate notes	56,919	-	56,919	-
Asset-backed securities	6,816	-	6,816	-
Total assets	$83,930	$5,082	$78,848	$-

Liabilities
Stock warrant liability	$-	$-	$-	$-
Total liabilities	$-	$-	$-	$-

		At December 31, 2015
	December 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$13,922	$13,922	$-	$-
Government agency bonds	5,523	-	5,523	-
Commercial paper (ii)	15,340	-	15,340	-
Corporate notes (ii)	45,159	-	45,159	-
Asset-backed securities (ii)	6,775	-	6,775	-
Total assets	$86,719	$13,922	$72,797	$-

Liabilities
Stock warrant liability	$105	$-	$-	$105
Total liabilities	$105	$-	$-	$105
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.

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

In conjunction with the Company’s February 2015 Amended and Restated Revolving Credit and Term Loan Agreement as more fully described in Note 5, the Company issued warrants to the lenders to purchase 11,298 shares of common stock at an exercise price of $8.85 per share. The fair value of the warrants as of the issuance date was estimated to be $53,000 using an option pricing framework considering multiple exit scenarios and the probability of a down‑round financing. The following assumptions were deemed by the Company to be significant unobservable inputs: risk‑free interest rate of 1.9%; dividend yield of 0.0%; expected volatility of 70.0%; and an expected life of 7 years. One warrant to purchase 5,649 shares of common stock was exercised by one of the lenders in September 2015. The fair value of the warrants to purchase the remaining 5,649 shares of common stock as of December 31, 2015 was estimated to be $0.1 million using the Black‑Scholes valuation model with the following assumptions deemed by the Company to be significant unobservable inputs: risk‑free interest rate of 1.9%; dividend yield of 0.0%; expected volatility of 54.8%; and an expected life of 6.2 years. In February 2016, the other lender exercised the remaining warrant to purchase 5,649 shares of common stock.  For the three months ended March 31, 2016 and 2015, the Company recorded other expense of $43,000 and $0, respectively, related to changes in the fair value of the warrants.

The following table provides a reconciliation of liabilities measured at fair value using Level 3 significant unobservable inputs on a recurring basis (in thousands):

Warrant Liability

Balance at December 31, 2015	$105
Change in the fair value of stock warrants	(43)
Issuance of common stock in connection with exercise of common stock warrant	(62)
Balance at March 31, 2016	$-

There were no transfers between levels within the fair value hierarchy during the periods presented.

Note 5.  Long-Term Debt

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

The Company concluded that the $17.5 million transaction represented the purchase of an intangible asset. The Company estimated a useful life of five years over which the intangible asset is being amortized to cost of sales in the accompanying statements of operations, which amortization period was determined after consideration of the projected outgoing royalty payment stream had the Buyout Agreement not occurred, and the remaining life of the patents obtained in the Original GMP Agreement. After determining that the pattern of future cash flows associated with this intangible asset could not be reliably estimated with a high level of precision, the Company concluded that the intangible asset will be amortized on a straight-line basis over the estimated useful life.

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

In February 2015, the Company and its primary bank executed an Amended and Restated Revolving Credit and Term Loan Agreement, or the Amended Credit Agreement, which provided for a $5.0 million senior secured term loan, a $5.0 million senior secured draw-to term loan and an $8.0 million senior secured revolving credit facility. The senior secured term loan and draw-to term loan would have matured and would have been required to be fully paid by February 23, 2019. On the closing date, the Company received $5.0 million cash under the senior secured term loan. The entire unpaid principal amount plus any accrued but unpaid interest under the revolving line of credit was due to become payable in full on February 23, 2017. As of July 31, 2015, the Company had drawn $2.0 million under the draw to term loan. On July 31, 2015, the Company paid off all amounts outstanding under the Amended Credit Agreement with the payment of $7.0 million in principal plus all interest and fees payable through the payoff date, and recorded a loss on extinguishment of debt in the amount of $0.2 million. The Amended Credit Agreement and all related security interests were terminated on July 31, 2015.

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

In connection with the execution of the Amended Credit Agreement, the Company issued warrants to the lenders to purchase an aggregate of 11,298 shares of common stock at an exercise price of $8.85 per share as more fully described in Note 4.  One lender exercised its warrant to purchase 5,649 shares of common stock in September 2015, and the other lender exercised its warrant to purchase 5,649 shares of common stock in February 2016.  As of March 31, 2016, no warrants remain outstanding.

The Company accounted for the debt discount and deferred asset utilizing the effective interest method. Amortization of debt discount and the deferred asset to interest expense amounted to $0 and $3,625 for the three months ended March 31, 2016 and 2015, respectively.

The Company’s debt balances, including current portions, were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Notes payable	$7,504	$9,696
Total debt	7,504	9,696
Less current portion of long-term debt	(7,504)	(8,931)
Total long-term debt	$-	$765

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

The following reflects the composition of intangible assets, net (in thousands):

	March 31,	December 31,
	2016	2015
GMP royalty buyout	$17,500	$17,500
Non-compete agreements	243	243
	17,743	17,743
Accumulated amortization	(8,438)	(7,525)
Total	$9,305	$10,218
Weighted average amortization period (in months)	60	60

In the three month period ended March 31, 2016 and 2015, the Company recorded related amortization expense of $0.9 million and $0.9 million, respectively, in cost of sales. Estimated amortization expense will be $3.7 million in 2016, $3.6 million in 2017 and $3.0 million in 2018.

Note 6.  Stock-Based Compensation

The Company has four stock based compensation plans (collectively, the Stock Plans)—the 2001 Stock Option Plan (the 2001 Stock Plan), the 2011 Stock Plan, the 2015 Omnibus Incentive Compensation Plan (the 2015 Stock Plan) and the 2015 Employee Stock Purchase Plan (the ESPP).

Stock options granted pursuant to the 2001 Stock Plan and 2011 Stock Plan generally permit optionees to elect to exercise unvested options in exchange for restricted common stock. All unvested shares issued upon the early exercise of stock options, so long as they remain unvested, are subject to the Company’s right of repurchase at the optionee’s original exercise price for a 90 day period beginning on the date that an optionee’s service with the Company voluntarily or involuntarily terminates. Consistent with authoritative guidance, early exercises are not considered exercises for accounting purposes. Cash received for the exercise of unvested options is recorded as a liability, which liability is released to equity at each reporting date as the shares vest. During the three months ended March 31, 2016 and 2015, there were no option exercises for unvested shares. As of March 31, 2016 and December 31, 2015, 11,349 and 16,682 shares, respectively, remained subject to a repurchase right by the Company. As of March 31, 2016 and December 31, 2015, the related liability, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets, was approximately $46,000 and $67,000, respectively. The following table summarizes stock option activity under the 2001 Stock Plan, 2011 Stock Plan and 2015 Stock Plan (in thousands):

Number of
Shares
Underlying
Options
Outstanding at December 31, 2015	5,701
Granted	1,389
Exercised	(182)
Canceled/forfeited/expired	(5)
Outstanding at March 31, 2016	6,903

Exercisable at March 31, 2016	3,762

The following table summarizes the allocation of stock-based compensation in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cost of sales	$38	$13
Selling, general and administrative	1,112	264
Research and development	267	76
Total	$1,417	$353

Stock-Based Awards to Employees

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the assumptions noted in the following table.  The weighted average assumptions used to estimate the fair value of options granted to employees were as follows:

	Three Months Ended
	March 31,
	2016	2015
Risk-free interest rate	1.60%	1.69%
Expected dividend yield	0.0%	0.0%
Expected volatility	52.7%	56.6%
Expected term (in years)	6.09	6.07

Note 7.  Commitments and Contingencies

The Company, from time to time, is involved in legal proceedings or regulatory encounters or other matters in the ordinary course of business that could result in unasserted or asserted claims or litigation. Management is not aware of any legal proceedings where the likelihood of a loss contingency is reasonably possible and the amount or range of reasonably possible losses is material to the Company’s results of operations, financial condition or cash flows.”

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

In June 2015, the Company entered into a sublease for an approximately 37,700 square foot facility located in San Clemente, California effective September 1, 2015, and a five year lease for the facility that takes effect January 1, 2017 upon expiration of the sublease. This facility is intended to become the Company’s main headquarters and manufacturing facility.  Rent under the direct lease begins on January 1, 2017 at approximately $42,000 per month, with rent for the second and third months abated, and the rent payments increase annually beginning on January 1, 2018 at percentages ranging from 2.5% to 3.5%.  The direct lease agreement contains an option to extend the lease for up to two additional three-year periods at market rates.  The direct lease landlord has agreed to provide the Company with a tenant improvement allowance on January 1, 2017 in the amount of the cost of any leasehold improvements, not to exceed approximately $264,000.

The Company’s foreign subsidiaries lease office space totaling less than 2,000 square feet.

The Company recorded deferred rent of $169,000 and $149,000 as of March 31, 2016 and December 31, 2015, respectively, in conjunction with its facilities lease agreements. Rent expense was $0.2 million and $0.1 million for the three months ended March 31, 2016 and December 31, 2015, respectively.

Future minimum payments under the aforementioned noncancelable operating leases for each of the five succeeding years are as follows (in thousands):

2016	$585
2017	469
2018	551
2019	569
2020	582
Thereafter	596
$3,352

Purchase Commitments

The Company is a party to various purchase arrangements related to components used in production and research and development activities. As of March 31, 2016 and December 31, 2015, the Company had noncancelable, firm purchase commitments with certain vendors totaling approximately $1.6 million and $2.6 million, respectively, due within one year. There are no material purchase commitments due beyond one year.

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the UC Agreement) with the Regents of the University of California (the University) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the University a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the Agreement, Glaukos agreed to pay to the University the sum of $2.7 million via five payments during the course of 2015, and, beginning with sales on or after January 1, 2015, to pay a low single-digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $500,000.  This ongoing product payment terminates on the date that the last of the Patent Rights expires, which is currently expected to be in 2022. In the three months ended March 31, 2016 and 2015, the Company recorded approximately $0.6 million and $0.4 million, respectively, in cost of sales in connection with this product payment obligation. The $2.7 million obligation, net of imputed interest of $0.1 million, was accrued as of December 31, 2014 and charged to cost of sales in the year ended December 31, 2014. Under the terms of the UC Agreement, the payments comprising the $2.7 million obligation were due within 60 days of the IPO, and, accordingly, the Company paid the remaining balance due of $1.8 million prior to August 29, 2015.

Note 8.  Variable Interest Entity

In October 2009, the Company formed a wholly-owned subsidiary, DOSE Medical Corporation and in April 2010, the Company distributed all of its shares of common stock of DOSE via a stock dividend to the Company’s stockholders of record as of the close of business on March 31, 2010.  Since its formation, the Company had provided DOSE with a small number of leased employees, management services and space, all of which had been charged to DOSE and pursuant to written agreements between the parties. Additionally, the Company had provided DOSE the cash required to fund its operations that, together with accrued interest and charges for the aforementioned services, the Company had recorded in an intercompany receivable account. Up until the transaction on June 30, 2015 described below, the Company had accounted for DOSE as a variable interest entity in which it had a variable interest in all reporting periods since the formation of DOSE. Accordingly, the Company’s condensed consolidated financial statements include the accounts of DOSE, with all intercompany balances eliminated and with the deficit balance of DOSE's net assets reflected as noncontrolling interest, up to but excluding June 30, 2015.

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

Consolidation of DOSE’s results of operations included the following (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Selling, general and administrative	$-	$53
Research and development	-	404
Interest expense	-	41
Income tax provision	-	-
Net loss of DOSE	$-	$498

Consolidation of DOSE’s cash flows included the following (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cash used in operating activities	$-	$(296)
Cash used in investing activities	-	-
Cash provided by financing activities	-	296
Increase (decrease) in cash and cash equivalents of DOSE	$-	$-

Note 9.  Business Segment Information

Operating segments are identified as components of an enterprise about which segment discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company operates its business on the basis of one reportable segment—ophthalmic medical devices.

	Three months ended
	March 31,
Geographic Net Sales Information (in thousands)	2016	2015
United States	$21,542	$13,617
International	1,550	1,049
Total net sales	$23,092	$14,666

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission on March 15, 2016.

This report contains forward-looking statements that are based on management's beliefs and assumptions and on information currently available to management. In some cases, you can identify forward-looking statements by the following words: "may," "will," "could," "would," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "project," "potential," "continue," "ongoing" or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. You should refer to the "Risk Factors" section of this report  for a discussion of  important factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

We are building a broad portfolio of micro-scale injectable therapies designed to address the complete range of glaucoma disease states and progression, including three innovative pipeline products: the iStent Inject, the iStent Supra and iDose. The iStent Inject includes two stents pre-loaded in an auto injection inserter. We are developing two versions of this product: the first is currently being studied for lowering intraocular pressure in conjunction with cataract surgery in a U.S. investigational device exemption, or IDE, pivotal trial; the second is currently being studied in an initial U.S. IDE study as a standalone treatment for lowering intraocular pressure. This second version is also capable of making its own self-sealing corneal penetration, potentially offering patient treatment in a minor surgical suite or an in office setting. The iStent Supra is designed to access an alternative drainage space within the eye where we estimate 20% of aqueous humor outflow occurs, and is now in a U.S. pivotal IDE trial. iDose is an implant that is designed to provide a sustained release of a prostaglandin drug to lower intraocular pressure in glaucoma patients. We are currently conducting a Phase I clinical trial of iDose in Armenia and we commenced a Phase II clinical trial of iDose in the United States in early 2016.

While we achieved profitability in our most recently completed quarter, we have incurred operating losses in each year since our inception and there can be no guarantee that we will be able to sustain profitability. For the three months ended March 31, 2016 and 2015, our net sales were $23.1 million and $14.7 million, respectively.  For the three months ended March 31, 2016, we had net income of $0.9 million and for the three months ended March 31, 2015 we had a net loss of $1.5 million. As of March 31, 2016, we had an accumulated deficit of $195.7 million.

We have made and expect to continue to make significant investments in our global sales force and marketing programs.

Costs for FDA-approved IDE studies in our industry are expensive as are the costs to develop new products, and we expect to incur a significant increase in administrative costs as we continue operating as a public company. While the gross profits from our growing net sales will help offset some of these costs, we expect to invest significantly more resources into our business using proceeds from the IPO that we completed on June 30, 2015. Accordingly, we may experience net losses in the future.

Factors Affecting Future Results

In January 2007, we entered into an agreement with GMP Vision Solutions Inc., or GMP, to acquire certain in-process research and development and therein agreed to make periodic royalty payments to GMP. In December 2012, we paid GMP $1.0 million for a 90 day option to buy out all of the remaining royalties payable to GMP under the January 2007 agreement. We did not exercise the option, which expired in April 2013.

In November 2013, we amended the agreement and entered into a royalty buyout agreement with GMP pursuant to which we bought out all of the remaining royalties payable to GMP in exchange for the issuance of an aggregate of $17.5 million in secured promissory notes payable to GMP and a party related to GMP. In connection with this buyout agreement, we recognized an intangible asset valued at $17.5 million, which is being amortized to cost of sales on a straight-line basis by year as follows: $0.5 million in 2013, $3.5 million in each of 2014, 2015, 2016 and 2017 and $3.0 million in 2018. The notes required monthly interest only payments through December 31, 2014, followed by 24 equal monthly principal and interest payments of $0.8 million, which we began paying on January 31, 2015 and will pay through December 31, 2016. Accordingly, our cost of sales will be impacted through 2018 as a result of the amortization and our cash flows will be adversely affected by the debt service costs in 2016 while we make the remaining required principal and interest payments. The terms of the notes are more fully described below under “—Liquidity and capital resources—indebtedness.”

In December 2014, we entered into an agreement with The Regents of the University of California, or University, to correct inventorship in connection with a group of our U.S. patent rights and to obtain from the University a covenant that it did not and would not claim any right or title to such patent rights and will not challenge or assist any others in challenging such patent rights. In connection with the agreement, we agreed to pay to the University the sum of $2.7 million in five payments during 2015. Under the terms of the agreement, the payments were due within 60 days of our IPO, and, accordingly, we paid the balance due of $1,825,000 prior to August 29, 2015. We accrued the $2.7 million obligation, net of imputed interest of $0.1 million, as of December 31, 2014, and charged it to cost of sales in the year ended December 31, 2014. In addition, beginning with sales on or after January 1, 2015, we agreed to pay the University a payment equal to a low single-digit percentage of worldwide net sales of certain current and future products, including our iStent products, with a required minimum annual payment of $500,000. The ongoing royalty payment terminates on the date that the last of the patent rights expires, which is currently expected to be in 2022.

In February 2015, we and our primary bank executed an Amended and Restated Revolving Credit and Term Loan Agreement, or the Amended Credit Agreement, which provided for a $5.0 million senior secured term loan, a $5.0 million senior secured draw-to term loan and an $8.0 million senior secured revolving credit facility. The senior secured term loan and draw-to term loan would have matured and would have been required to be fully paid by February 23, 2019. On the closing date, we received $5.0 million cash under the senior secured term loan. The entire unpaid principal amount plus any accrued but unpaid interest under the revolving line of credit was due to become payable in full on February 23, 2017. As of July 31, 2015, we had drawn $2.0 million under the draw to term loan. On July 31, 2015, we paid off all amounts outstanding under the Amended Credit Agreement with the payment of $7.0 million in principal plus all interest and fees payable through the payoff date, and recorded a loss on extinguishment of debt in the amount of $0.2 million. The Amended Credit Agreement and all related security interests were terminated on July 31, 2015.

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

Cost of sales includes amortization of the $17.5 million intangible asset we recognized in connection with our royalty buyout agreement with GMP in November 2013. The amortization expense was $0.9 million in each of the three month periods ended March 31, 2016 and 2015, and is estimated to be $3.5 million in each of 2016 and 2017, and $3.0 million in 2018.

Cost of sales includes a charge equal to a low single‑digit percentage of worldwide net sales of certain current and future products, including our iStent products, with a required minimum annual payment of $500,000, which amount became payable to the University in connection with our December 2014 agreement. This obligation will expire upon the expiration of the last to expire of the patent rights that are the subject of the December 2014 agreement, which is currently expected to be in 2022. Additionally, as a medical device manufacturer, we are required to pay the 2.3% federal medical device excise tax on U.S. sales of medical devices manufactured by us. Under the PATH (Protecting Americans from Tax Hikes) Act, this tax has been suspended from January 1, 2016 to December 31, 2017, and, absent further legislative action, will be reinstated starting January 1, 2018. The medical device excise tax was included in our cost of sales for the three months ended 2015.

Our future gross profit as a percentage of net sales, or gross margin, will be impacted by numerous factors including commencement of sales of products in our pipeline, or any other future products, which may have higher product costs. Our gross margin will also be affected by manufacturing inefficiencies that we may experience as we attempt to manufacture our products on a larger scale, manufacture new products and change our manufacturing capacity or output. Additionally, our gross margin will continue to be affected by the aforementioned intangible asset amortization and expense related to our agreement with the University. We also expect our gross margin to be favorably impacted by the PATH Act moratorium for 2016 and 2017 on the medical device excise tax.

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

We expect SG&A expenses to continue to grow as we increase our sales and marketing infrastructure globally and our clinical education and general administration infrastructure in the United States. We also expect other nonemployee‑related costs, including sales and marketing program activities for new products, outside services and accounting and general legal costs to increase as our overall operations grow. The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as on the timing of any new product launches. In addition, we have incurred increased SG&A expenses resulting from becoming a public company, which may further increase when we are no longer able to rely on certain “emerging growth company” exemptions we are afforded under the Jumpstart Our Business Startups Act, or the JOBS Act.

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

Other income (expense), net

Other income (expense), net primarily consists of interest income derived from our short-term investments, interest expense on our secured notes payable, and changes in the fair value of our stock warrant liability.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

	Three Months Ended
	March 31,		% Increase
(dollars in thousands)	2016	2015	(decrease)
Statements of operations data:
Net sales	$23,092	$14,666	57%
Cost of sales	3,121	2,794	12%
Gross profit	19,971	11,872	68%
Operating expenses:
Selling, general and administrative	12,288	7,816	57%
Research and development	7,062	5,240	35%
Total operating expenses	19,350	13,056	48%
Income (loss) from operations	621	(1,184)	NM
Total other income (expense), net	276	(278)	NM
Provision for income taxes	-	-	0%
Net income (loss)	$897	$(1,462)	NM

Net Sales

Net sales for the three months ended March 31, 2016 and 2015 were $23.1 million and $14.7 million, respectively, reflecting an increase of $8.4 million or 57%, with net sales in the United States representing $21.5 million and $13.6 million of net sales, respectively, and accounting for 94% of the overall increase. Our average number of domestic sales representatives increased to 49 for the three months ended March 31, 2016 from 41 for the three months ended March 31, 2015. The higher number of sales representatives helped increase our customer base, contributing to growth in unit sales. Increased unit volume was responsible for the majority of the increase in net sales.

Cost of Sales

Cost of sales for the three months ended March 31, 2016 and 2015 were $3.1 million and $2.8 million, respectively, reflecting an increase of $0.3 million or 12%. Our gross margin for the three months ended March 31, 2016 was approximately 86% compared to approximately 81% in the same period of 2015.  The increased gross margin percentage reflects that our fixed costs within cost of sales, such as certain manufacturing overhead costs and the intangible asset amortization of $0.9 million in both the 2016 and 2015 periods, represent a smaller percentage of the larger 2016 revenue amount.  Also, there is no medical device excise tax in cost of sales for the three months ended March 31, 2016 due to the aforementioned suspension of the excise tax for 2016 and 2017.  Additionally, sales of our iStent Inject in Australia and Canada in the 2016 period had no associated cost of sales, as the costs of manufacturing were charged to R&D expense in 2015, prior to regulatory approval and commercial launch in those countries.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended March 31, 2016 and 2015 were $12.3 million and $7.8 million, respectively, reflecting an increase of $4.5 million or 57%. The increase in SG&A expenses was primarily the result of an increase of approximately $1.4 million in personnel, travel and other costs associated with our expanding domestic sales force; an increase in SG&A expenses incurred by our foreign subsidiaries of approximately $1.2 million; an increase of approximately $0.9 million for additional administrative and marketing personnel; and an increase of approximately $0.8 million in stock-based compensation expense.  Additionally, SG&A expenses reflected a $0.7 million reduction in the 2016 period versus the 2015 period in legal fees associated with our patent litigation, settled in October 2015.

Research and Development Expenses

R&D expenses for the three months ended March 31, 2016 and 2015 were $7.1 million and $5.2 million, respectively, reflecting an increase of $1.9 million or 35%. Most of the increase in R&D expenses resulted from the cost of additional personnel, primarily in our clinical affairs function, required to manage the increased number of clinical studies and associated investigational sites and study investigators.  Also contributing to the increase in R&D expenses were higher clinical study costs, which included payments to investigational sites, study investigators and consultants.

Other Income (Expense), Net

We had other income, net for the three months ended March 31, 2016 of $0.3 million versus other expense, net for the three months ended March 31, 2015 of $0.3 million.  The change from expense to income primarily reflects interest income from our short-term investments and lower interest expense because of the July 2015 termination and pay off of advances under our Amended Credit Agreement.  Additionally, in the 2016 period we recognized unrealized gains on intercompany loans of approximately $0.15 million, which amount was recorded in other income.

Liquidity and Capital Resources

Since our inception, and until we achieved net income for the three months ended March, 31 2016, we have incurred losses and negative cash flow from our operations and, as of March 31, 2016, we had an accumulated deficit of approximately $195.7 million. We have funded our operations to date from the sale of equity securities, issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities and cash generated from net sales, and on June 30, 2015, we completed our IPO, selling 6.9 million newly issued shares of common stock at $18.00 per share, which raised net proceeds of approximately $113.6 million, after deducting underwriting discounts and commissions of $8.7 million and other related expenses of approximately $1.9 million. We have made and expect to continue to make significant investments in our global sales force and marketing programs. Costs for FDA-approved IDE studies in our industry are expensive as are the costs to develop new products, and we have incurred a significant increase in administrative costs as we operate as a public company. We expect to invest significantly more resources into our business using proceeds from the IPO. Accordingly, we may experience net losses in the future and expect that our sales performance will significantly impact our cash management decisions.

At March 31, 2016, we had $88.2 million in cash, cash equivalents and short-term investments. We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and cash generated from sales of our iStent products will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months.  We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, through collaborations or partnerships with other companies or through non-dilutive financing.  We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could materially harm our business, results of operations and future business prospects.

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

The following table is a condensed summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(amounts in millions)	2016	2015
Net cash (used in) provided by:
Operating activities	$(0.9)	$(1.0)
Investing activities	(8.5)	(0.2)
Financing activities	(1.7)	3.1
Exchange rate changes	-	-
Net (decrease) increase in cash and cash equivalents	$(11.1)	$1.9

At March 31, 2016, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the three months ended March 31, 2016 and 2015, we used $0.9 million and $1.0 million, respectively, of net cash in operating activities. We progressed from a net loss in the 2015 period to net income in the 2016 period, but the favorable effect on cash was more than offset by the usage of cash for changes in operating assets and liabilities. For the three months ended March 31, 2016, the total net change in operating assets and liabilities reflected cash usage of $4.3 million due to increases in accounts receivable and inventory and a decrease in accounts payable.  All other adjustments to reconcile net loss to net cash used in operating activities totaled $2.4 million, primarily consisting of stock-based compensation expense of $1.4 million and depreciation and amortization of $1.1 million.

For the three months ended March 31, 2015, the total net change in operating assets and liabilities reflected cash usage of $1.0 million due to increases in accounts receivable and inventory, partially offset by an increase in accounts payable.  More than offsetting this amount were all other adjustments to reconcile net loss to net cash used in operating activities totaling $1.4 million, primarily consisting of depreciation and amortization of $1.1 million and stock-based compensation expense of $0.4 million.

Investing Activities

In the three months ended March 31, 2016, we used cash of approximately $23.7 million for purchases of short-term investments and we received cash of approximately $15.6 million from sales and maturities of short-term investments, for a combined net cash usage of $8.1 million.

In the three months ended March 31, 2016 and 2015, we used approximately $0.4 million and $0.2 million, respectively, for purchases of property and equipment.

We expect to increase our investment in property and equipment in the future as we expand our manufacturing capacity for current and new products, improve our manufacturing efficiency and for overall facility expansion.

Financing Activities

In the three months ended March 31, 2016, we used cash of $1.7 million in financing activities and in the three months ended March 31, 2015 financing activities provided cash of $3.2 million.  In the 2016 period, we made note payments of approximately $2.2 million and we received cash from stock option and warrant exercises of $0.5 million.  In the three months ended March 31, 2015, our bank facilities provided cash of approximately $5.0 million and we made note payments of approximately $2.1 million.  Also during the 2015 period, cash of $0.3 million was provided from the exercise of stock options.

Indebtedness

Notes Payable to GMP Vision Solutions

In November 2013, we amended the agreement originally entered into with GMP in January 2007 and executed a royalty buyout agreement with GMP pursuant to which we issued an aggregate of $17.5 million in secured promissory notes to GMP and a party related to GMP in exchange for the cancellation of remaining royalties payable to GMP under the original agreement. These notes are secured by all of our assets, excluding intellectual property. The notes carry an interest rate of 5% per annum and required monthly interest-only payments from November 30, 2013 through December 31, 2014 of $72,900, followed by 24 equal monthly principal and interest payments of $0.8 million, which we began paying on January 31, 2015 and will pay through December 31, 2016. We concluded that the transaction resulted in the recognition of a $17.5 million intangible asset. After determining that the pattern of future cash flows associated with this intangible asset could not be reliably estimated with a high level of precision, we concluded that the intangible asset will be amortized to cost of sales in our statements of operations on a straight-line basis over the estimated useful life of five years.

In each of the three month periods ended March 31, 2016 and 2015, we recorded related amortization expense of $0.9 million in cost of sales. Estimated amortization expense will be $3.5 million in each of 2016 and 2017, and $3.0 million in 2018.

There were no material commitments for capital expenditures as of March 31, 2016.

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

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies and estimates as disclosed therein.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our exposure to market risk since December 31, 2015.  Refer to Item 7A “Quantitative and Qualitative Disclosures about “Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015 for further detail.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our first fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

  Neither we nor any of our subsidiaries is a party to, and none of their respective property is the subject of, any material legal proceeding, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.

Item 1A.Risk Factors

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 15, 2016. Other than changes to the risk factors below related to uncertainty about sustaining profitability and  the competitive nature of the medical device industry, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Annual Report on Form 10-K.

Risks Related to Our Business

While we achieved profitability in the most recently completed quarter, we have incurred significant losses since inception and there can be no guarantee that we will be able to sustain profitability.

While we achieved profitability in the most recently completed quarter, since the Company’s inception in July 1998, we have incurred significant operating losses. For the three months ended March 31, 2016 we had net income of $0.9 million and for the three months ended March 31, 2015 we had a net loss of $1.5 million. As of March 31, 2016, we had an accumulated deficit of approximately $195.7 million. Losses have resulted principally from costs incurred in our clinical trial, research and development programs and from our general and administrative expenses. Additionally, in 2015, we recorded a charge of $25.7 million incurred with the deconsolidation of the non‑glaucoma related assets of DOSE and elimination of the noncontrolling interest. To date, we have financed our operations primarily through the sale of equity securities, debt financing through a credit line and, more recently, sales of the iStent. We have devoted substantially all of our resources to the research and development of our products, the commercial launch of the iStent, the development of our proprietary sales network, and the assembly of a management team to build our business.

To implement our global business strategies we need to, among other things, further grow our sales and marketing infrastructure to increase market acceptance of the iStent and any other products that receive FDA approval, fund ongoing research and development activities, expand our manufacturing capabilities, and obtain regulatory clearance or approval to commercialize our existing products in international markets or to commercialize those currently under development in the United States and internationally. As a result, we expect our expenses to increase significantly as we pursue these objectives. Our ability to sustain profitability is highly uncertain, especially given our limited commercial history with the iStent, which makes forecasting our sales more difficult. We will need to generate significant additional net sales to maintain profitability. We cannot be sure that we will remain profitable for any substantial period of time. Our failure to sustain profitability could have an adverse effect on the value of our common stock.

Substantially all of our net sales are generated from sales of the iStent, which has a limited commercial history, and we are completely dependent on its success. If the iStent or our other products under development fail to gain widespread market acceptance, our business will suffer.

Our primary sales‑generating commercial product is the iStent, which we began selling in the United States in the third quarter of 2012. We rely heavily upon sales in the United States, which comprised 93.3% and 92.8% of our net sales for the three months ended March 31, 2016 and 2015, respectively. We expect to continue to derive a significant portion of our net sales from sales of the iStent in the United States, even if we are successful in commercializing our iStent products outside the United States, or receive necessary approvals to commercialize the iStent Inject, iStent Supra and iDose. Accordingly, our ability to generate net sales is highly dependent on our ability to market and sell the iStent.

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

If we are not successful in increasing market acceptance of our products, overall utilization of our products may fall below targeted levels and our future net sales will be adversely impacted. Because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict the extent to which we will continue to generate net sales from our products or our ability to sustain profitability. We may not be able to sustain or increase profitability on an ongoing basis.

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

In order to generate increased sales, we will need to leverage our existing direct sales organization, including targeted expansion to ensure sufficient geographic coverage. As a result, our future success will depend largely on our ability to continue to train, retain and motivate skilled regional sales managers and direct sales representatives with significant technical knowledge of MIGS and the iStent. Because of the competition for their services, we cannot assure you we will be able to retain our direct sales representatives on favorable or commercially reasonable terms, if at all. Failure to retain qualified sales representatives would prevent us from expanding our business and generating sales.

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

Many third‑party payors in the United States model their coverage policies and payment amounts after those determined by Centers for Medicare & Medicaid Services (CMS), the federal agency responsible for administering the Medicare program. CMS relies on a network of Medicare Administrative Contractors (MACs), which process nearly 4.9 million Medicare claims each day and disburse more than $365 billion annually, to develop coverage policies when no national coverage determination exists for a procedure. Because there currently is no Medicare national coverage determination for procedures using our iStent devices, we are required to provide scientific and clinical support for the use of the iStent (including the iStent Inject device and iStent Supra device, if approved) to each MAC separately, with no assurance that coverage and adequate reimbursement will be obtained. Although all MACs currently provide coverage and reimbursement for the MIGS procedure using the iStent, difficulties in processing reimbursement or regional differences in the reimbursement amount for the physician professional services could negatively impact further iStent penetration or usage by customers. These differences in MAC reimbursement could also negatively impact the amount paid by private commercial insurance companies, further negatively affecting customer penetration or usage.

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

In addition, although we have obtained temporary Category III Current Procedural Terminology codes for the MIGS procedures associated with the insertion of our iStent products, there is no guarantee that these billing codes or the payment amounts associated with such codes will not change in the future. Category III codes expire five years after the date they become effective. Prior to expiration, there are two options: submit an application to convert to a permanent Category I code; or submit an application for a five-year extension of Category III status. If we are unable to maintain our existing codes or obtain new permanent Category I codes for procedures using our iStent products, or obtain new reimbursement codes for our other products in development, we will be subject to significant pricing pressure, which could harm our business, results of operations, financial condition and prospects.

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

We compete primarily with the use of medication therapy for treating glaucoma and with manufacturers of medical devices used in surgical therapy procedures for treating glaucoma, including Alcon, Inc. (which recently acquired Transcend Medical, Inc., a MIGS competitor), Abbott Medical Optics Inc., Allergan plc, STAAR Surgical Company, Lumenis Ltd., NeoMedix,Inc. and Ellex Medical Lasers Limited. Alcon, Inc. and Abbott Medical Optics Inc. are the leading manufacturers of aqueous shunts, and Alcon, Inc. also markets the EX‑PRESS Glaucoma Filtration Device and, upon its completion of the Transcend Medical, Inc. acquisition, will be a manufacturer of a MIGS device. Lumenis Ltd. is a leading manufacturer of selective laser trabeculoplasty equipment. Neomedix, Inc. markets an electrosurgical device, and Ellex Medical Lasers Limited markets a canaloplasty device that some physicians employ to lower intraocular pressure in glaucoma.

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

Recently, AqueSys, Inc. was acquired by Allergan plc, a publicly‑traded company. Similarly, Alcon, Inc. (a division of Novartis International AG, which is a publicly traded multinational pharmaceutical company based in Basel, Switzerland) recently acquired Transcend Medical, Inc. As a result of these transactions and in the event other companies that are developing MIGS devices are acquired by larger companies, we could be competing directly against other MIGS competitors that could have the competitive advantages identified above.

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

We believe that ophthalmic surgeons will not use our products unless they conclude that our products provide a safe, efficient, effective and preferable alternative to currently available treatment options. If longer‑term patient studies or clinical experience indicate that treatment with our products is less effective, less efficient or less safe than our current data suggest, our sales would be harmed, and we could be subject to significant liability. Further, unsatisfactory patient outcomes or patient injury could cause negative publicity for our products, particularly in the early phases of product introduction. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from their use. It is also possible that as our products become more widely used, latent defects could be identified, creating negative publicity and liability problems for us and adversely affecting demand for our products. Further, as our MIGS competitors release clinical data and move towards potential commercialization of competitive MIGS devices, physicians may conclude that the products offered by our MIGS competitors have greater efficacy than our products, which could result in a decline in our sales. If an increasing number of ophthalmic surgeons do not continue to adopt the use of our products, our operating and financial results will be negatively impacted.

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

Since commercial launch of the iStent in July 2012, we have seen significant period‑to‑period growth in our business. We anticipate that this rapid growth will continue in the near term as the iStent continues to gain market acceptance. Not only do we expect this growth to continue, but we must continue to grow in order to meet our business and financial objectives. However, continued growth may create numerous challenges, including:

•	new and increased responsibilities for our management team;
•	increased pressure on our operating, financial and reporting systems;
•	increased pressure from our competitors;
•	increased pressure to anticipate and satisfy market demand;
•	additional manufacturing capacity requirements;
•	strain on our ability to source a larger supply of components that meet our required specifications on a timely basis;
•	management of an increasing number of relationships with our customers, suppliers and other third parties;
•	entry into new international territories with unfamiliar regulations and business approaches, and
•	the need to hire, train and manage additional qualified personnel.

If we fail to manage any of the above challenges effectively, our business may be harmed.

Our future growth depends on our ability to retain members of our senior management and other key employees. If we are unable to retain or recruit qualified personnel for growth, our business results could suffer.

We have benefited substantially from the leadership and performance of our senior management as well as certain key employees. For example, our chief executive officer, as well as other key members of our senior management, has experience successfully developing novel technologies and scaling early‑stage medical device companies to achieve profitability. Our success will depend on our ability to retain our current management and key employees, and to attract and retain qualified personnel in the future. Competition for senior management and key employees in our industry is intense and we cannot guarantee that we will be able to retain our personnel or attract new, qualified personnel. The loss of services of certain members of our senior management or key employees could prevent or delay the implementation and completion of our strategic objectives, or divert management’s attention to seeking qualified replacements. Each member of senior management as well as our key employees may terminate employment without notice and without cause or good reason. The members of our senior management are not subject to non‑competition agreements. Accordingly, the adverse effect resulting from the loss of certain members of senior management could be compounded by our inability to prevent them from competing with us.

In addition to competing for market share for our products, we also compete against our competitors for personnel, including qualified sales representatives that are necessary to grow our business. Also, we compete with universities and research institutions for scientific and clinical personnel that are important to our research and development efforts.

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

We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and cash generated from sales of our iStent products will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months. However, our future funding requirements will depend on many factors, including:

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

We may enter into acquisitions, collaborations, in‑licensing agreements, joint ventures, alliances, partnerships or undertake one or more of these transactions in order to retain our competitive position within the marketplace or to expand into new markets. However, we cannot assure you that we would be able to successfully complete any acquisition we choose to pursue, or that we would be able to successfully integrate any acquired business, product or technology in a cost‑effective and non‑disruptive manner. If we were unable to integrate any acquired businesses, products or technologies effectively, our business would likely suffer.

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

In the United States, before we can market a new medical device, or a new use of, new claim for, or significant modification to, an existing product, we must first receive either clearance under Section 510(k) of the FDCA or approval of a premarket approval application (PMA) from the FDA, unless an exemption applies. The process of obtaining PMA approval, which was required for the iStent, is much more costly and uncertain than the 510(k) clearance process. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, in order to clear the proposed device for marketing. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence. In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre‑clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices for which the 510(k) process cannot be used and that are deemed to pose the greatest risk.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products is also subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market any drug product candidate in the United States until we receive FDA approval of a NDA or other appropriate drug product application. Prior to submitting a marketing application, human clinical studies are required. In order for clinical studies of a new drug to commence in the United States, an IND application must be filed with the FDA; similar notifications are required in other countries. Informed consent also must be obtained from study participants. In general, studies may begin in the United States without specific approval by the FDA after a 30‑day review period has passed. However, the FDA may prevent studies from moving forward, and may suspend or terminate studies once initiated. Studies are also subject to review by an independent Institutional Review Board (IRB) responsible for overseeing studies at particular sites and protecting human research study subjects. An IRB may prevent a study from beginning or suspend or terminate a study once initiated.

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

In addition, we may estimate and publicly announce the anticipated timing of the accomplishment of various clinical, regulatory and other product development goals, which are often referred to as milestones. These milestones could include the obtainment of the right to affix the CE Mark in the European Union; the submission to the FDA of an investigational device exemption application (IDE), or an investigational new drug application (IND), to commence a clinical trial for a new product candidate; the enrollment of patients in clinical trials; the release of data from clinical trials; and other clinical and regulatory events. The actual timing of these milestones could vary dramatically compared to our estimates, in some cases for reasons beyond our control. We cannot assure you that we will meet our projected milestones and if we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.

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

Before we can obtain regulatory approval for any drug product candidate, such as our iDose drug delivery implant, we must undertake extensive clinical testing in humans to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory agencies. Clinical trials of drug product candidates are expensive and take years to complete, and the outcome of such trials is uncertain. We are currently conducting a Phase I clinical trial of iDose in Armenia and we commenced a Phase II clinical trial of iDose in the United States in early 2016. Our ability to conduct additional clinical trials depends on many factors, including the data obtained in the Phase I and the anticipated Phase II clinical trial.

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

We and some of our component manufacturers are required to comply with regulatory requirements known as the FDA’s Quality System Regulation (QSR), which covers the procedures and documentation of the design, testing, production, control, quality assurance, inspection, complaint handling, recordkeeping, management review, labeling, packaging, sterilization, storage and shipping of our device products. The FDA’s Current Good Manufacturing Practices (cGMPs) apply to the manufacture of drug substance and finished drug products. The FDA audits compliance with these regulatory requirements through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may conduct inspections or audits at any time, and we and some of our component suppliers are subject to such inspections. Although we believe our manufacturing facilities and those of our critical component suppliers are in compliance with the QSR requirements, and with applicable cGMPs for our iDose drug delivery implant, we cannot provide assurance that any future inspection will not result in adverse findings. If our manufacturing facilities or those of any of our component suppliers are found to be in violation of applicable laws and regulations, or we or our suppliers have significant noncompliance issues or fail to timely and adequately respond to any adverse inspectional observations or product safety issues, or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action, including any of the following sanctions:

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

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of a drug or medical device for a use that has not been cleared or approved by the FDA. Use of a drug or device outside of its cleared or approved indications is known as “off‑label” use. Physicians may use our products off‑label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitutes promotion of an off‑label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of warning letters, untitled letters, fines, penalties, consent decrees, injunctions, or seizures, which could have an adverse impact on our reputation and financial results. We could also be subject to enforcement action under other federal or state laws, including the federal False Claims Act (FCA).

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

•	establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms;
•	provide that our directors may be removed only for cause by a supermajority vote of our stockholders;
•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•	specify that no stockholder is permitted to cumulate votes at any election of directors; and

•	require a supermajority vote of the stockholders and a majority vote of the board to amend certain of the above‑mentioned provisions and our bylaws.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Laguna Hills, State of California, on May 4, 2016.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chief Executive Officer and President

By:	/s/ RICHARD L. HARRISON
Richard L. Harrison
Treasurer, Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)