Form 10-Q
period 2016-06-30
GLAUKOS Corp
filed 2016-08-04
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 31, 2016 there were 33,024,340 shares of the registrant’s Common Stock outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2016

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,339	$21,572
Short-term investments	81,588	69,552
Accounts receivable, net	11,617	7,549
Inventory	5,511	4,097
Prepaid expenses and other current assets	1,430	1,290
Restricted cash	80	80
Total current assets	112,565	104,140
Property and equipment, net	2,985	2,154
Intangible assets, net	8,392	10,218
Deposits and other assets	156	149
Total assets	$124,098	$116,661

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,614	$3,626
Accrued liabilities	8,808	7,793
Long-term debt, current portion	5,286	8,931
Deferred rent	21	12
Total current liabilities	18,729	20,362
Long-term debt, less current portion	-	765
Stock warrant liability	-	105
Other liabilities	231	238
Total liabilities	18,960	21,470

Commitments and contingencies (see Note 7)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized at June 30, 2016 and December 31, 2015; no shares issued and outstanding at June 30, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value; 150,000 shares authorized at June 30, 2016 and December 31, 2015; 32,947 and 32,209 shares issued and 32,919 and 32,181 shares outstanding at June 30, 2016 and December 31, 2015, respectively	33	32
Additional paid-in capital	298,678	291,853
Accumulated other comprehensive (loss) income	(57)	51
Accumulated deficit	(193,384)	(196,613)
	105,270	95,323
Less treasury stock (28 shares as of June 30, 2016 and December 31, 2015)	(132)	(132)
Total stockholders' equity	105,138	95,191
Total liabilities and stockholders' equity	$124,098	$116,661

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$28,556	$17,754	$51,648	$32,420
Cost of sales	4,359	3,281	7,480	6,075
Gross profit	24,197	14,473	44,168	26,345
Operating expenses:
Selling, general and administrative	15,120	12,516	27,408	20,332
Research and development	6,955	7,339	14,017	12,579
Total operating expenses	22,075	19,855	41,425	32,911
Income (loss) from operations	2,122	(5,382)	2,743	(6,566)
Other income (expense), net
Interest and other income	286	-	621	-
Loss on deconsolidation of DOSE	-	(25,685)	-	(25,685)
Interest and other expense, net	(76)	(293)	(178)	(562)
Change in fair value of stock warrant liability	-	(1,152)	43	(1,161)
Total other income (expense), net	210	(27,130)	486	(27,408)
Income (loss) before taxes	2,332	(32,512)	3,229	(33,974)
Provision for income taxes	-	-	-	-
Net income (loss)	2,332	(32,512)	3,229	(33,974)
Net loss attributable to noncontrolling interest	-	(584)	-	(1,080)
Net income (loss) attributable to Glaukos Corporation	$2,332	$(31,928)	$3,229	$(32,894)
Basic net income (loss) per share attributable to Glaukos Corporation stockholders	$0.07	$(10.96)	$0.10	$(12.35)
Diluted net income (loss) per share attributable to Glaukos Corporation stockholders	$0.06	$(10.96)	$0.09	$(12.35)
Weighted average shares used to compute basic net income (loss) per share attributable to Glaukos Corporation stockholders	32,652	2,912	32,477	2,663
Weighted average shares used to compute diluted net income (loss) per share attributable to Glaukos Corporation stockholders	36,182	2,912	35,975	2,663

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$2,332	$(32,512)	$3,229	$(33,974)
Other comprehensive (loss) gain:
Unrealized gain on short-term investments, net of tax	58	-	326	-
Foreign currency translation adjustments	(149)	39	(434)	39
Other comprehensive (loss) gain	(91)	39	(108)	39
Total comprehensive income (loss)	2,241	(32,473)	3,121	(33,935)
Comprehensive loss attributable to noncontrolling interest	-	(584)	-	(1,080)
Comprehensive income (loss) attributable to Glaukos Corporation	$2,241	$(31,889)	$3,121	$(32,855)

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net income (loss)	$3,229	$(33,974)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,255	2,143
Stock-based compensation	3,465	4,779
Unrealized gains on intercompany loans	(229)	-
Loss on deconsolidation of DOSE	-	25,685
Change in fair value of stock warrant liability	(43)	1,161
Amortization of debt discount and deferred financing costs	-	15
Amortization of premium on short-term investments	161	-
Deferred rent	2	(11)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,051)	(1,112)
Inventory	(1,579)	(657)
Prepaid expenses and other current assets	(131)	(167)
Accounts payable and accrued liabilities	2,028	1,187
Other assets	(5)	(110)
Net cash provided by (used in) operating activities	5,102	(1,061)
Investing activities
Proceeds from sales and maturities of short-term investments	23,954	-
Purchases of short-term investments	(35,825)	-
Purchase of iDOSE product line and related assets from DOSE Medical	-	(15,000)
Purchases of property and equipment	(1,219)	(319)
Net cash used in investing activities	(13,090)	(15,319)
Financing activities
Proceeds from public offering, net of issuance costs	-	114,932
Proceeds from senior secured term and draw-to term loans	-	6,852
Payments of line of credit	-	(1,850)
Payments of secured notes	(4,410)	(3,503)
Proceeds from exercise of stock options	2,414	1,364
Share purchases under Employee Stock Purchase Plan	793	-
Proceeds from exercise of stock warrants	50	378
Net cash (used in) provided by financing activities	(1,153)	118,173
Effect of exchange rate changes on cash and cash equivalents	(92)	47
Net (decrease) increase in cash and cash equivalents	(9,233)	101,840
Cash and cash equivalents at beginning of period	21,572	2,304
Cash and cash equivalents at end of period	$12,339	$104,144
Supplemental disclosures of cash flow information
Interest paid	$197	$499
Taxes paid	$63	$11
Supplemental schedule of noncash investing and financing activities
Reduction of liability upon vesting of stock options previously exercised for unvested stock	$42	$44

GLAUKOS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.  Organization and Basis of Presentation

Organization and business

Glaukos Corporation (Glaukos or the Company), incorporated in Delaware on July 14, 1998, is a developer, manufacturer and marketer of medical devices for the treatment of glaucoma. The accompanying condensed consolidated financial statements include the accounts of Glaukos and its wholly-owned subsidiaries and, through June 30, 2015, affiliated entity DOSE Medical Corporation (DOSE) (see Note 8). All significant intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

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

The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements.  As permitted under those rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted.  In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial information, contained herein.  The condensed consolidated balance sheet at December 31, 2015 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements.  These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2015, which are contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 15, 2016. The results for the period ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for any other interim period.

Note 2.  Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2016, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016.

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

Foreign currency translation

The accompanying condensed consolidated financial statements are presented in U.S. dollars. The Company considers the local currency to be the functional currency for its international subsidiaries. Accordingly, their assets and liabilities are translated into U.S. dollars using the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing throughout the periods presented. Currency translation adjustments arising from period to period are charged or credited to accumulated other comprehensive (loss) income in stockholders’ equity. For the three months ended June 30, 2016 and 2015 and the six months ended June 30, 2016 and 2015, the Company reported gains (losses) from foreign currency translation adjustments of approximately $(149,000), $39,000, $(434,000) and $39,000, respectively.  Realized gains and losses resulting from foreign currency transactions are included in selling, general and administrative expense in the condensed consolidated statements of operations. For the three months ended June 30, 2016 and 2015 and the six months ended June 30, 2016 and 2015, the Company reported foreign currency transaction gains (losses) of $(38,000), $(32,000), $23,000 and $(85,000).

Cash, cash equivalents and short-term investments

The Company invests its excess cash in marketable securities, including money market funds, asset-backed securities, bank certificates of deposit, corporate bonds, and corporate commercial paper, U.S. government bonds and U.S. government agency bonds. For financial reporting purposes, liquid investment instruments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents are recorded at face value or cost, which approximates fair market value. From time to time, the Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Commission (FDIC). Investments are stated at fair value as determined by quoted market prices. Investments are considered available-for-sale and, accordingly, unrealized gains and losses are included in accumulated other comprehensive (loss) income within stockholders’ equity.

The Company’s entire investment portfolio, except for restricted cash, is considered to be available for use in current operations and, accordingly, all such investments are stated at fair value using quoted market prices and classified as current assets, although the stated maturity of individual investments may be one year or more beyond the balance sheet date. The Company did not have any trading securities or restricted investments at June 30, 2016 and December 31, 2015.

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

Fair value of financial instruments

The carrying amounts of cash equivalents, accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates for loans currently available to the Company for loans with similar terms, the Company believes that the fair value of long-term debt approximates its carrying value. The carrying amount of the warrant liability and non-controlling interest represent their fair values.

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

At each financial reporting date, the Company accrues the estimated costs of clinical study activities performed by third party clinical sites with whom the Company has agreements providing for fees based upon the quantities of subjects enrolled and clinical evaluation visits that occur over the life of the study. The cost estimates are determined based upon a review of the agreements and data collected by internal and external clinical personnel as to the status of enrollment and subject visits, and are based upon the facts and circumstances known to the Company at each financial reporting date. If the actual performance of activities varies from the assumptions used in the cost estimates, the accruals are adjusted accordingly. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through June 30, 2016.

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

Net income (loss) per share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) per share is calculated by dividing the net income by the sum of the weighted average number of dilutive common share equivalents outstanding for the period determined using the treasury stock method. Common stock equivalents are comprised of stock options and warrants outstanding. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents, as their inclusion would be anti-dilutive.

The Company’s computation of net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to Glaukos Corporation - basic and diluted	$2,332	$(31,928)	$3,229	$(32,894)
Denominator:
Weighted average number of common shares outstanding - basic	32,652	2,912	32,477	2,663
Common stock equivalents from outstanding common stock options	3,510	-	3,485	-
Common stock equivalents from outstanding common stock warrants	-	-	1	-
Common stock equivalents for ESPP	20	-	12	-
Weighted average number of common shares outstanding - diluted	36,182	2,912	35,975	2,663

Basic net income (loss) per share attributable to Glaukos Corporation common stockholders	$0.07	$(10.96)	$0.10	$(12.35)

Diluted net income (loss) per share attributable to Glaukos Corporation common stockholders	$0.06	$(10.96)	$0.09	$(12.35)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive were as follows (in common stock equivalent shares, in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Convertible preferred stock outstanding	-	21,691	-	21,691
Preferred stock warrants outstanding	-	78	-	78
Common stock warrants outstanding	-	11	-	11
Stock options outstanding	2,151	5,339	2,157	5,339
	2,151	27,119	2,157	27,119

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance codified in Accounting Standard Codification ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition,  which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.    In August 2015, the FASB issued ASU 2015-14, which deferred the effective date to annual reporting periods beginning after December 15, 2017 (including interim periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim periods within those periods). The Company is currently evaluating the impact of the provisions of ASC 606 on its consolidated financial statements.

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

Note 3.  Balance Sheet Details

Short-term investments

Short-term investments consisted of the following (in thousands):

	At June 30, 2016
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government bonds	1-3	$498	$4	$-	$502
U.S. government agency bonds	less than 3	11,084	26	-	11,110
Bank certificates of deposit	less than 1	250	-	-	250
Commercial paper	less than 1	7,473	1	-	7,474
Corporate notes	less than 3	55,327	113	(5)	55,435
Asset-backed securities	less than 3	6,778	39	-	6,817
Total		$81,410	$183	$(5)	$81,588

	At December 31, 2015
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	1-3	$5,513	$-	$(10)	$5,503
Commercial paper	less than 1	12,342	-	(2)	12,340
Corporate notes	1-3	45,051	-	(110)	44,941
Asset-backed securities	1-3	6,794	-	(26)	6,768
Total		$69,700	$-	$(148)	$69,552

Accounts receivable, net

Accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accounts receivable	$11,767	$7,632
Less allowance for doubtful accounts	(150)	(83)
	$11,617	$7,549

Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Finished goods	$1,983	$953
Work in process	419	503
Raw material	3,109	2,641
	$5,511	$4,097

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accrued bonuses and sales commissions	$3,481	$4,057
Accrued vacation benefits	1,299	1,007
Accrued contract payments (see Note 7)	709	504
Other accrued liabilities	3,319	2,225
	$8,808	$7,793

Note 4.  Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

The following tables present information about the Company's financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		At June 30, 2016
	June 30,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$572	$572	$-	$-
U.S. government bonds	502	-	502	-
U.S. government agency bonds	11,110	-	11,110	-
Bank certificates of deposit	250	-	250	-
Commercial paper (ii)	9,423	-	9,423	-
Corporate notes	55,435	-	55,435	-
Asset-backed securities	6,817	-	6,817	-
Total assets	$84,109	$572	$83,537	$-

Liabilities
Stock warrant liability	$-	$-	$-	$-
Total liabilities	$-	$-	$-	$-

		At December 31, 2015
	December 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$13,922	$13,922	$-	$-
U.S. government agency bonds	5,523	-	5,523	-
Commercial paper (ii)	15,340	-	15,340	-
Corporate notes (ii)	45,159	-	45,159	-
Asset-backed securities (ii)	6,775	-	6,775	-
Total assets	$86,719	$13,922	$72,797	$-

Liabilities
Stock warrant liability	$105	$-	$-	$105
Total liabilities	$105	$-	$-	$105
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.

Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

U.S. government bonds, U.S. government agency bonds, bank certificates of deposit, commercial paper, corporate notes and asset-backed securities are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.

The stock warrant liability is recorded at fair value using the Black Scholes option pricing model, which requires inputs such as the expected term of the warrant, volatility and risk free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop, and are therefore considered Level 3 inputs.

In conjunction with the Company’s February 2015 Amended and Restated Revolving Credit and Term Loan Agreement as more fully described in Note 5, the Company issued warrants to the lenders to purchase 11,298 shares of common stock at an exercise price of $8.85 per share. The fair value of the warrants as of the issuance date was estimated to be $53,000 using an option pricing framework considering multiple exit scenarios and the probability of a down‑round financing. The following assumptions were deemed by the Company to be significant unobservable inputs: risk‑free interest rate of 1.9%; dividend yield of 0.0%; expected volatility of 70.0%; and an expected life of 7 years. One warrant to purchase 5,649 shares of common stock was exercised by one of the lenders in September 2015. The fair value of the warrants to purchase the remaining 5,649 shares of common stock as of December 31, 2015 was estimated to be $0.1 million using the Black‑Scholes valuation model with the following assumptions deemed by the Company to be significant unobservable inputs: risk‑free interest rate of 1.9%; dividend yield of 0.0%; expected volatility of 54.8%; and an expected life of 6.2 years. In February 2016, the other lender exercised the remaining warrant to purchase 5,649 shares of common stock.  For the three months ended June 30, 2016 and 2015 and the six months ended June 30, 2016 and 2015, the Company recorded other income (expense) of $0,  $(1.2 million), $43,000 and $(1.2 million), respectively, related to changes in the fair value of the warrants.

The following table provides a reconciliation of liabilities measured at fair value using Level 3 significant unobservable inputs on a recurring basis (in thousands):

Warrant Liability

Balance at December 31, 2015	$105
Change in the fair value of stock warrants	(43)
Issuance of common stock in connection with exercise of common stock warrant	(62)
Balance at June 30, 2016	$-

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

Bank loan facility

In June 2013, the Company entered into a Loan and Security Agreement (the Credit Agreement) with the Company’s primary bank, under which the bank agreed to extend to the Company a line of credit in the maximum principal amount of $6.0 million. Advances under the line of credit were limited to the lesser of (i) $6.0 million or (ii) 77% of the sum of cash, cash equivalents and eligible domestic accounts receivable. The entire unpaid principal amount plus any accrued but unpaid interest were to become due and payable in full on June 5, 2015. Obligations under the Credit Agreement bore interest on the outstanding daily balance thereof at the bank’s prime rate plus 0.5% (3.75% at December 31, 2014).  Amounts owed were secured by a first priority security interest in all of the Company’s assets, excluding intellectual property. The Credit Agreement included certain reporting and financial covenants which, if not met, could have constituted an event of default under the Credit Agreement. In February 2015, the Credit Agreement was amended and restated, at which time the balance outstanding on the line of credit was $2.1 million.

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

In connection with the execution of the Amended Credit Agreement, the Company issued warrants to the lenders to purchase an aggregate of 11,298 shares of common stock at an exercise price of $8.85 per share as more fully described in Note 4.  One lender exercised its warrant to purchase 5,649 shares of common stock in September 2015, and the other lender exercised its warrant to purchase 5,649 shares of common stock in February 2016.  As of June 30, 2016, no warrants remain outstanding.

The Company accounted for the debt discount and deferred asset utilizing the effective interest method. Amortization of debt discount and the deferred asset to interest expense amounted to $0 and $11,000 for the three months ended June 30, 2016 and 2015, respectively, and $0 and $15,000 for the six months ended June 30, 2016 and 2015, respectively.

The Company’s debt balances, including current portions, were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Notes payable	$5,286	$9,696
Total debt	5,286	9,696
Less current portion of long-term debt	(5,286)	(8,931)
Total long-term debt	$-	$765

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

The following reflects the composition of intangible assets, net (in thousands):

	June 30,	December 31,
	2016	2015
GMP royalty buyout	$17,500	$17,500
Non-compete agreements	243	243
	17,743	17,743
Accumulated amortization	(9,351)	(7,525)
Total	$8,392	$10,218
Weighted average amortization period (in months)	60	60

In the three months ended June 30, 2016 and 2015 and the six months ended June 30, 2016 and 2015, the Company recorded related amortization expense of $0.9 million, $0.9 million, $1.8 million and $1.8 million, respectively, in cost of sales. Estimated amortization expense will be $3.7 million in 2016, $3.6 million in 2017 and $3.0 million in 2018.

Note 6.  Stock-Based Compensation

The Company has four stock-based compensation plans (collectively, the Stock Plans)—the 2001 Stock Option Plan (the 2001 Stock Plan), the 2011 Stock Plan, the 2015 Omnibus Incentive Compensation Plan (the 2015 Stock Plan) and the 2015 Employee Stock Purchase Plan (the ESPP).

Stock options granted pursuant to the 2001 Stock Plan and 2011 Stock Plan generally permit optionees to elect to exercise unvested options in exchange for restricted common stock. All unvested shares issued upon the early exercise of stock options, so long as they remain unvested, are subject to the Company’s right of repurchase at the optionee’s original exercise price for a 90 day period beginning on the date that an optionee’s service with the Company voluntarily or involuntarily terminates. Consistent with authoritative guidance, early exercises are not considered exercises for accounting purposes. Cash received for the exercise of unvested options is recorded as a liability, which liability is released to equity at each reporting date as the shares vest. During the three months and the six months ended June 30, 2016 and 2015, there were no option exercises for unvested shares. As of June 30, 2016 and December 31, 2015, 6,012 and 16,682 shares, respectively, remained subject to a repurchase right by the Company. As of June 30, 2016 and December 31, 2015, the related liability, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets, was approximately $25,000 and $67,000, respectively. The following table summarizes stock option activity under the 2001 Stock Plan, 2011 Stock Plan and 2015 Stock Plan (in thousands):

Number of
Shares
Underlying
Options
Outstanding at December 31, 2015	5,701
Granted	1,601
Exercised	(683)
Canceled/forfeited/expired	(71)
Outstanding at June 30, 2016	6,548

Exercisable at June 30, 2016	3,663

The following table summarizes the allocation of stock-based compensation in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of sales	$44	$144	$82	$158
Selling, general and administrative	1,391	3,199	2,503	3,477
Research and development	613	1,063	880	1,144
Total	$2,048	$4,406	$3,465	$4,779

Stock-Based Awards to Employees

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the assumptions noted in the following table.  The weighted average assumptions used to estimate the fair value of options granted to employees were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Risk-free interest rate	1.45%	1.82%	1.58%	1.78%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	53.2%	58.7%	52.8%	58.2%
Expected term (in years)	5.78	6.09	6.05	6.08

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

The current main facility leases in Laguna Hills, California for 23,915 square feet expire on September 30, 2016.  In June 2015, the Company entered into a sublease for an approximately 37,700 square foot facility located in San Clemente, California effective September 1, 2015, and a five year lease for the facility that takes effect January 1, 2017 upon expiration of the sublease. This facility is intended to become the Company’s main headquarters and manufacturing facility later this year.  Rent under the direct lease begins on January 1, 2017 at approximately $42,000 per month, with rent for the second and third months abated, and the rent payments increase annually beginning on January 1, 2018 at percentages ranging from 2.5% to 3.5%.  The direct lease agreement contains an option to extend the lease for up to two additional three-year periods at market rates.  The direct lease landlord has agreed to provide the Company with a tenant improvement allowance on January 1, 2017 in the amount of the cost of any leasehold improvements, not to exceed approximately $264,000.

Upon expiration of the Company’s current main facility leases in Laguna Hills, California on September 30, 2016, Fjord Ventures, an entity controlled by Olav Bergheim (a former board member and founder of the Company), will become the new tenant of such facilities.  The Company and Fjord Ventures have entered into an agreement in principle pursuant to which the Company will sublease portions of such facilities from Fjord Ventures through March 31, 2017 while the Company transitions to its new main headquarters and manufacturing facility in San Clemente, California.

The Company’s foreign subsidiaries lease office space totaling less than 2,000 square feet.

The Company recorded deferred rent of $194,000 and $149,000 as of June 30, 2016 and December 31, 2015, respectively, in conjunction with its facilities lease agreements. Rent expense was $0.3 million, $0.1 million, $0.5 million and $0.2 million for the three months ended June 30, 2016 and 2015 and the six months ended June 30, 2016 and  2015, respectively.

Future minimum payments under the aforementioned noncancelable operating leases for each of the five succeeding years are as follows (in thousands):

Remainder of 2016	$374
2017	524
2018	608
2019	628
2020	643
Thereafter	659
$3,436

Purchase Commitments

The Company is a party to various purchase arrangements related to components used in production and research and development activities. As of June 30, 2016 and December 31, 2015, the Company had noncancelable, firm purchase commitments with certain vendors totaling approximately $3.2 million and $2.6 million, respectively, due within one year. There are no material purchase commitments due beyond one year.

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the UC Agreement) with the Regents of the University of California (the University) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the University a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the Agreement, Glaukos agreed to pay to the University the sum of $2.7 million via five payments during the course of 2015, and, beginning with sales on or after January 1, 2015, to pay a low single-digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $500,000.  This ongoing product payment terminates on the date that the last of the Patent Rights expires, which is currently expected to be in 2022. In the three months ended June 30, 2016 and 2015 and the six months ended June 30, 2016 and 2015, the Company recorded approximately $0.7 million, $0.4 million, $1.3 million and $0.8 million, respectively, in cost of sales in connection with this product payment obligation. The $2.7 million obligation, net of imputed interest of $0.1 million, was accrued as of December 31, 2014 and charged to cost of sales in the year ended December 31, 2014. Under the terms of the UC Agreement, the payments comprising the $2.7 million obligation were due within 60 days of the IPO, and, accordingly, the Company paid the remaining balance due of $1.8 million prior to August 29, 2015.

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

Upon the close of the transaction, the Company reconsidered its relationship with DOSE and determined that the Company was no longer the primary beneficiary with the power to direct operations and the right to receive benefits/absorb losses of DOSE; therefore, upon the close of the transaction, the Company derecognized DOSE and no longer considers it a consolidated entity in its financial statements.  Accordingly, in the three months ended June 30, 2015, the Company recorded a charge to other expense in the amount of $25.7 million to reflect the deconsolidation of DOSE’ non-glaucoma related assets and noncontrolling interest.

Consolidation of DOSE’s results of operations included the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Selling, general and administrative	$-	$52	$-	$105
Research and development	-	486	-	890
Interest expense	-	44	-	85
Income tax provision	-	-	-	-
Net loss of DOSE	$-	$582	$-	$1,080

Consolidation of DOSE’s cash flows included the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cash used in operating activities	$-	$(838)	$-	$(1,134)
Cash used in investing activities	-	(33)	-	(33)
Cash provided by financing activities	-	862	-	1,158
Decrease in cash and cash equivalents of DOSE	$-	$(9)	$-	$(9)

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

	Three months ended		Six months ended
	June 30,		June 30,
Geographic Net Sales Information (in thousands)	2016	2015	2016	2015
United States	$26,299	$16,655	$47,841	$30,271
International	2,257	1,099	3,807	2,149
Total net sales	$28,556	$17,754	$51,648	$32,420

Note 10.  Subsequent Events

On July 6, 2016, the Company signed an agreement for the purchase of a 4,057 square foot suite within a building of suites providing a combination office and warehouse space that is situated near the Company’s future headquarters facility in San Clemente, California.  Assuming no matters arise during the stipulated 30-day diligence period, the purchase will automatically close escrow on August 19, 2016; the purchase price was approximately $872,000.

The Company’s current main facility leases in Laguna Hills, California expire on September 30, 2016.  On August 3, 2016, the Company and Fjord Ventures, an entity controlled by Olav Bergheim (a former board member and founder of the Company), entered into an agreement in principle pursuant to which the Company will sublease portions of its current main headquarters and manufacturing facilities from Fjord Ventures (the new tenant of such facilities) through March 31, 2017 while the Company transitions to its new main headquarters and manufacturing facility in San Clemente, California.  The aggregate lease payments to be made to Fjord Ventures in connection with the sublease are approximately $295,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (SEC) on March 15, 2016.

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

While we achieved profitability in our most recently completed two quarters, we have incurred operating losses in each year since our inception and there can be no guarantee that we will be able to sustain profitability. For the six months ended June 30, 2016 and 2015, our net sales were $51.6 million and $32.4 million, respectively.  For the six months ended June 30, 2016, we had net income of $3.2 million and for the six months ended June 30, 2015 we had a net loss of $34.0 million. As of June 30, 2016, we had an accumulated deficit of $193.4 million.

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

In December 2014, we entered into an agreement with The Regents of the University of California, or University, to correct inventorship in connection with a group of our U.S. patent rights and to obtain from the University a covenant that it did not and would not claim any right or title to such patent rights and will not challenge or assist any others in challenging such patent rights. In connection with the agreement, we agreed to pay to the University the sum of $2.7 million in five payments during 2015. Under the terms of the agreement, the payments were due within 60 days of our IPO, and, accordingly, we paid the balance due of $1.8 million prior to August 29, 2015. We accrued the $2.7 million obligation, net of imputed interest of $0.1 million, as of December 31, 2014, and charged it to cost of sales in the year ended December 31, 2014. In addition, beginning with sales on or after January 1, 2015, we agreed to pay the University a payment equal to a low single-digit percentage of worldwide net sales of certain current and future products, including our iStent products, with a required minimum annual payment of $0.5 million. The ongoing royalty payment terminates on the date that the last of the patent rights expires, which is currently expected to be in 2022.

In February 2015, we and our primary bank executed an Amended and Restated Revolving Credit and Term Loan Agreement, or the Amended Credit Agreement, which provided for a $5.0 million senior secured term loan, a $5.0 million senior secured draw-to term loan and an $8.0 million senior secured revolving credit facility. The senior secured term loan and draw-to term loan would have matured and would have been required to be fully paid by February 23, 2019. On the closing date, we received $5.0 million cash under the senior secured term loan. The entire unpaid principal amount plus any accrued but unpaid interest under the revolving line of credit was due to become payable in full on February 23, 2017. As of July 31, 2015, we had drawn $2.0 million under the draw-to term loan. On July 31, 2015, we paid off all amounts outstanding under the Amended Credit Agreement with the payment of $7.0 million in principal plus all interest and fees payable through the payoff date, and recorded a loss on extinguishment of debt in the amount of $0.2 million. The Amended Credit Agreement and all related security interests were terminated on July 31, 2015.

Components of results of operations

Net sales

We operate in one reportable segment and substantially all of our net sales are derived from sales of our iStent products, net of customer returns and allowances. We recognize net sales when goods are shipped, title and risk of loss transfer to our customers, persuasive evidence of an arrangement exists and collectability is reasonably assured.

We sell our products through a direct sales organization in the United States, and outside the United States we sell our products through independent distributors and, increasingly, through direct sales subsidiaries. The primary end‑user customers for our products are hospitals and surgery centers.

We anticipate our net sales will increase as we expand our global sales and marketing infrastructure and continue to increase awareness of our products by expanding our sales base and increasing our marketing efforts. We also expect that our net sales within a fiscal year may be impacted seasonally and reflect seasonality patterns generally consistent with U.S. cataract procedure volumes, which have historically been softer in the first quarter and stronger in the fourth quarter of a given year.

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

Cost of sales includes amortization of the $17.5 million intangible asset we recognized in connection with our royalty buyout agreement with GMP in November 2013. The amortization expense was $1.8 million in each of the six month periods ended June 30, 2016 and 2015, and is estimated to be $3.5 million in each of 2016 and 2017, and $3.0 million in 2018.

Cost of sales includes a charge payable pursuant to our December 2014 agreement with the University equal to a low single‑digit percentage of worldwide net sales of certain current and future products, including our iStent products, with a required minimum annual payment of $0.5 million. This obligation will expire upon the expiration of the last to expire of the patent rights that are the subject of the December 2014 agreement, which is currently expected to be in 2022. Additionally, as a medical device manufacturer, we are required to pay the 2.3% federal medical device excise tax on U.S. sales of medical devices manufactured by us. Under the PATH (Protecting Americans from Tax Hikes) Act, this tax has been suspended from January 1, 2016 to December 31, 2017, and, absent further legislative action, will be reinstated starting January 1, 2018. The medical device excise tax was included in our cost of sales during 2015.

Our future gross profit as a percentage of net sales, or gross margin, will be impacted by numerous factors including commencement of sales of products in our pipeline, or any other future products, which may have higher product costs. Our gross margin will also be affected by manufacturing inefficiencies that we may experience as we attempt to manufacture our products on a larger scale, manufacture new products and change our manufacturing capacity or output. Later this year, we plan to move to our new and larger headquarters and manufacturing facilities in San Clemente, California, which could result in manufacturing inefficiencies during the transition and a higher cost structure that could negatively affect our gross margin and operating results.  Additionally, our gross margin will continue to be affected by the aforementioned intangible asset amortization and expense related to our December 2014 agreement with the University. We also expect our gross margin to be favorably impacted by the PATH Act moratorium for 2016 and 2017 on the medical device excise tax.

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

Research and development

Our research and development, or R&D, activities primarily consist of new product development projects, pre‑clinical studies, IDE studies, and other clinical trials. Our R&D expenses primarily consist of personnel‑related expenses, including salaries, fringe benefits and stock‑based compensation for our R&D employees; research materials; supplies and services; and the costs of conducting clinical studies, which include payments to investigational sites and investigators, clinical research organizations, consultants, and other outside technical services and the costs of materials, supplies and travel. We expense R&D costs as incurred. We expect our R&D expenses to increase as we initiate and advance our development programs, the most significant of which are expected to be our iStent Inject,  iStent Supra and iDose product candidates.

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

Other income (expense), net

Other income (expense), net primarily consists of interest income derived from our short-term investments, interest expense on our secured notes payable and, until the final warrants were exercised during the first three months of 2016, changes in the fair value of our stock warrant liability.

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

	Three Months Ended
	June 30,		% Increase
(dollars in thousands)	2016	2015	(decrease)
Statements of operations data:
Net sales	$28,556	$17,754	61%
Cost of sales	4,359	3,281	33%
Gross profit	24,197	14,473	67%
Operating expenses:
Selling, general and administrative	15,120	12,516	21%
Research and development	6,955	7,339	-5%
Total operating expenses	22,075	19,855	11%
Income (loss) from operations	2,122	(5,382)	NM
Total other income (expense), net	210	(27,130)	NM
Provision for income taxes	-	-	0%
Net income (loss)	$2,332	$(32,512)	NM

Net Sales

Net sales for the three months ended June 30, 2016 and 2015 were $28.6 million and $17.8 million, respectively, reflecting an increase of $10.8 million or 61%.  Net sales in the United States represented $26.3 million and $16.7 million of net sales, respectively, increasing by 58% and accounting for 89% of the overall increase in net sales. Our average number of domestic sales representatives increased to 52 for the three months ended June 30, 2016 from 45 for the three months ended June 30, 2015. The higher number of sales representatives helped increase our customer base, contributing to growth in unit sales.  International sales for the three months ended June 30, 2016 and 2015 were $2.3 million and $1.1 million, respectively, increasing by 105% and accounting for 11% of the Company’s worldwide net sales increase.  Net sales at our newly formed Australian and Canadian subsidiaries accounted for the majority of the increase.  Worldwide, increased unit volume was responsible for the majority of the increase in net sales.

Cost of Sales

Cost of sales for the three months ended June 30, 2016 and 2015 were $4.4 million and $3.3 million, respectively, reflecting an increase of $1.1 million or 33%. Our gross margin for the three months ended June 30, 2016 was approximately 85% compared to approximately 82% in the same period of 2015.  The increased gross margin percentage reflects that our fixed costs within cost of sales, such as certain manufacturing overhead costs and the intangible asset amortization of $0.9 million in both the 2016 and 2015 periods, represent a smaller percentage of the larger 2016 revenue amount.  Also, there is no medical device excise tax in cost of sales for the three months ended June 30, 2016 due to the aforementioned suspension of the excise tax for 2016 and 2017.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended June 30, 2016 and 2015 were $15.1 million and $12.5 million, respectively, reflecting an increase of $2.6 million or 21%. The increase in SG&A expenses was primarily the result of an increase of approximately $1.4 million in personnel, travel and other costs associated with our domestic sales force; an increase in SG&A expenses incurred by our foreign subsidiaries of approximately $1.1 million; and an increase of approximately $0.7 million for additional administrative and marketing personnel.  Additionally, approximately $1.3 million of the increase resulted from increased marketing expenses for industry meetings and marketing materials, corporate insurance and facilities rent and utility costs.  Offsetting these increases were a $0.9 million reduction in legal fees associated with our patent litigation, which settled in October 2015, and a decrease of approximately $1.8 million in stock-based compensation expense.  In the three months ended June 30, 2015, we recorded a charge of $2.8 million for the recording of cumulative stock-based compensation expense associated with stock options we granted in July 2014 containing a performance condition that was satisfied during that period upon the completion of our IPO.

Research and Development Expenses

R&D expenses for the three months ended June 30, 2016 and 2015 were $7.0 million and $7.3 million, respectively, reflecting a decrease of $0.4 million or 5%, primarily the result of a decrease of approximately $0.5 million in stock-based compensation expense.  In the three months ended June 30, 2015, we recorded a charge of $0.9 million for the recording of cumulative stock-based compensation expense associated with stock options we granted in July 2014 containing a performance condition that was satisfied during that period upon the completion of our IPO. All remaining R&D expenses were comparable from period to period.

Other Income (Expense), Net

We had other income, net for the three months ended June 30, 2016 of $0.2 million versus other expense, net for the three months ended June 30, 2015 of $27.1 million.  The 2015 period included a charge of $25.7 million incurred with the deconsolidation of the non-glaucoma related assets of DOSE Medical Corporation, or DOSE, and elimination of the noncontrolling interest.  The 2015 period also included a charge of $1.2 million related to a change in fair value of our stock warrant liability.  For the three months ended June 30, 2016, we had interest and other income of $0.3 million and interest and other expense, net of $0.1 million compared with interest and other income of $0 and interest and other expense, net of $0.3 million for the three months ended June 30, 2015. The increase in interest and other income reflects interest income from our short-term investments and the recognition of unrealized gains on intercompany loans, while the decrease in interest and other expense, net reflects the July 2015 termination and pay off of advances under our Amended Credit Agreement.

Comparison of Six Months Ended June 30, 2016 and 2015

	Six Months Ended
	June 30,		% Increase
(dollars in thousands)	2016	2015	(decrease)
Statements of operations data:
Net sales	$51,648	$32,420	59%
Cost of sales	7,480	6,075	23%
Gross profit	44,168	26,345	68%
Operating expenses:
Selling, general and administrative	27,408	20,332	35%
Research and development	14,017	12,579	11%
Total operating expenses	41,425	32,911	26%
Income (loss) from operations	2,743	(6,566)	NM
Total other income (expense), net	486	(27,408)	NM
Provision for income taxes	-	-	0%
Net income (loss)	$3,229	$(33,974)	NM

Net Sales

Net sales for the six months ended June 30, 2016 and 2015 were $51.6 million and $32.4 million, respectively, reflecting an increase of $19.2 million or 59%.  Net sales in the United States represented $47.8 million and $30.3 million of net sales, respectively, increasing by 58% and accounting for 91% of the overall increase in net sales. Our average number of domestic sales representatives increased to 50 for the six months ended June 30, 2016 from 44 for the six months ended June 30, 2015. The higher number of sales representatives helped increase our customer base, contributing to growth in unit sales.  International sales for the six months ended June 30, 2016 and 2015 were $3.8 million and $2.1 million, respectively, increasing by 77% and accounting for 9% of the Company’s worldwide net sales increase.  Net sales at our newly formed Australian and Canadian subsidiaries accounted for the majority of the increase.  Worldwide, increased unit volume was responsible for the majority of the increase in net sales.

Cost of Sales

Cost of sales for the six months ended June 30, 2016 and 2015 were $7.5 million and $6.1 million, respectively, reflecting an increase of $1.4 million or 23%. Our gross margin for the six months ended June 30, 2016 was approximately 86% compared to approximately 81% in the same period of 2015.  The increased gross margin percentage reflects that our fixed costs within cost of sales, such as certain manufacturing overhead costs and the intangible asset amortization of $1.8 million in both the 2016 and 2015 periods, represent a smaller percentage of the larger 2016 revenue amount.  Also, there is no medical device excise tax in cost of sales for the six months ended June 30, 2016 due to the aforementioned suspension of the excise tax for 2016 and 2017.  Additionally, sales of our iStent Inject in Australia and Canada, in the first quarter of 2016 only, had no associated cost of sales, as the costs of manufacturing were charged to R&D expense in 2015, prior to regulatory approval and commercial launch in those countries.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended June 30, 2016 and 2015 were $27.4 million and $20.3 million, respectively, reflecting an increase of $7.1 million or 35%. The increase in SG&A expenses was primarily the result of an increase of approximately $2.7 million in personnel, travel and other costs associated with our domestic sales force; an increase in SG&A expenses incurred by our foreign subsidiaries of approximately $2.3 million; and an increase of approximately $1.6 million for additional administrative and marketing personnel.  Additionally, approximately $2.1 million of the increase resulted from increased marketing expenses for industry meetings and marketing materials, corporate insurance and facilities rent and utility costs.  Offsetting these increases were a $1.5 million reduction in legal fees associated with our patent litigation, settled in October 2015, and a decrease of approximately $1.0 million in stock-based compensation expense.  In the six months ended June 30, 2015, we recorded a charge of $2.8 million for the recording of cumulative stock-based compensation expense associated with stock options we granted in July 2014 containing a performance condition that was satisfied during that period upon the completion of our IPO.

Research and Development Expenses

R&D expenses for the six months ended June 30, 2016 and 2015 were $14.0 million and $12.6 million, respectively, reflecting an increase of $1.4 million or 11%. Most of the increase in R&D expenses resulted from the cost of additional personnel, primarily in our clinical affairs function, required to manage the increased number of clinical studies and associated investigational sites and study investigators.  Also contributing to the increase in R&D expenses were higher clinical study costs, which included payments to investigational sites, study investigators and consultants.

Other Income (Expense), Net

We had other income, net for the six months ended June 30, 2016 of $0.5 million versus other expense, net for the six months ended June 30, 2015 of $27.4 million.  The 2015 period includes a charge of $25.7 million incurred with the deconsolidation of the non-glaucoma related assets of DOSE, and elimination of the noncontrolling interest.  The 2015 period also included a charge of $1.2 million related to a change in fair value of our stock warrant liability.  For the six months ended June 30, 2016, we had interest and other income of $0.6 million and interest and other expense, net of $0.2 million compared with interest and other income of $0 and interest and other expense, net of $0.6 million for the six months ended June 30, 2015. The increase in interest and other income reflects interest income from our short-term investments and the recognition of unrealized gains on intercompany loans, while the decrease in interest and other expense, net reflects the July 2015 termination and pay off of advances under our Amended Credit Agreement.

Liquidity and Capital Resources

Since our inception, and until we achieved net income for the six months ended June 30, 2016, we have incurred losses and negative cash flow from our operations and, as of June 30, 2016, we had an accumulated deficit of approximately $193.4 million. We have funded our operations to date from the sale of equity securities, issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities and cash generated from net sales. Additionally, on June 30, 2015, we completed our IPO, selling 6.9 million newly issued shares of common stock at $18.00 per share, which raised net proceeds of approximately $113.6 million, after deducting underwriting discounts and commissions of $8.7 million and other related expenses of approximately $1.9 million. We have made and expect to continue to make significant investments in our global sales force and marketing programs. Costs for FDA-approved IDE studies in our industry are expensive as are the costs to develop new products, and we have incurred a significant increase in administrative costs as we operate as a public company. We expect to invest significantly more resources into our business using proceeds from the IPO. Accordingly, we may experience net losses in the future and expect that our sales performance will significantly impact our cash management decisions.

At June 30, 2016, we had $93.9 million in cash, cash equivalents and short-term investments. We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and cash generated from sales of our iStent products will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months.  We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, through collaborations or partnerships with other companies or through non-dilutive financing.  We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could materially harm our business, results of operations and future business prospects.

Cash Flows

Our historical cash outflows have primarily been associated with cash used for operating activities such as the purchase of and increase in inventory, expansion of our sales and marketing and R&D activities and other working capital needs; the acquisition of intellectual property; and expenditures related to equipment and improvements used to increase our manufacturing capacity, improve our manufacturing efficiency and for overall facility expansion.

The following table is a condensed summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(amounts in millions)	2016	2015
Net cash provided by (used in):
Operating activities	$5.1	$(1.1)
Investing activities	(13.1)	(15.3)
Financing activities	(1.2)	118.2
Exchange rate changes	-	-
Net (decrease) increase in cash and cash equivalents	$(9.2)	$101.8

At June 30, 2016, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the six months ended June 30, 2016 and 2015, our operating activities provided $5.1 million and used $1.1 million of cash, respectively, as we transitioned to net income in the 2016 period from a net loss in the 2015 period. For the six months ended June 30, 2016, the total net change in operating assets and liabilities reflected cash usage of $3.7 million due to increases in accounts receivable and inventory, partially offset by an increase in accounts payable.  More than offsetting this amount were all other non-cash adjustments to reconcile net loss to net cash used in operating activities totaling $5.6 million, primarily consisting of stock-based compensation expense of $3.5 million and depreciation and amortization of $2.3 million.

For the six months ended June 30, 2015, the total net change in operating assets and liabilities reflected cash usage of $0.9 million due to increases in accounts receivable and inventory, partially offset by an increase in accounts payable.  More than offsetting this amount were all other adjustments to reconcile net loss to net cash used in operating activities totaling $33.8 million, primarily consisting of the $25.7 million loss on the deconsolidation of DOSE.  The remaining adjustments primarily consisted of stock-based compensation expense of $4.8 million and depreciation and amortization of $2.1 million.

Investing Activities

In the six months ended June 30, 2016, we used cash of approximately $35.8 million for purchases of short-term investments and we received cash of approximately $24.0 million from sales and maturities of short-term investments, for a combined net cash usage of $11.9 million related to short-term investments.  In the six months ended June 30, 2015, we used $15.0 million in cash for the purchase of the iDOSE product line from DOSE.

In the six months ended June 30, 2016 and 2015, we used approximately $1.2 million and $0.3 million, respectively, for purchases of property and equipment.  We expect to continue to increase our investment in property and equipment in the future as we expand our manufacturing capacity for current and new products, improve our manufacturing efficiency and for overall facility expansion.

Financing Activities

In the six months ended June 30, 2016, we used cash of $1.2 million in financing activities and in the six months ended June 30, 2015 financing activities provided cash of $118.2 million.  In the 2016 period, we made secured note payments of approximately $4.4 million and we received cash from stock option and warrant exercises and share purchases under our Employee Stock Purchase Plan totaling $3.3 million.

In the six months ended June 30, 2015, we received net cash proceeds of $114.9 million from our IPO; $6.9 million from senior secured term and draw-to term loans under our Amended Credit Agreement; and $1.7 million from stock option and warrant exercises.  In the six months ended June 30, 2015, we used $3.5 million for subordinated note payments and $1.9 million to pay off the balance of the revolving line of credit.

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

In each of the six month periods ended June 30, 2016 and 2015, we recorded related amortization expense of $1.8 million in cost of sales. Estimated amortization expense will be $3.5 million in each of 2016 and 2017, and $3.0 million in 2018.

There were no material commitments for capital expenditures as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our second fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Neither we nor any of our subsidiaries is a party to, and none of their respective property is the subject of, any material legal proceeding, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.

Item 1A.  Risk Factors

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, which was filed with the SEC on May 4, 2016. Other than changes to the risk factors below related to uncertainty about sustaining profitability, our reliance on iStent sales, manufacturing risks, our reliance on a single operational location and  the competitive nature of the medical device industry, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Quarterly Report on Form 10-Q.

Risks Related to Our Business

While we were profitable in the most recently completed two quarters, we have incurred significant losses since inception and there can be no guarantee that we will be able to sustain profitability.

While we were profitable in our most recently completed two quarters, since the Company’s inception in July 1998, we have incurred significant operating losses. For the six months ended June 30, 2016 we had net income of $3.2 million and for the six months ended June 30, 2015 we had a net loss of $34.0 million. As of June 30, 2016, we had an accumulated deficit of approximately $193.4 million. Losses have resulted principally from costs incurred in our clinical trial, research and development programs and from our general and administrative expenses. Additionally, in 2015, we recorded a charge of $25.7 million incurred with the deconsolidation of the non‑glaucoma related assets of DOSE and elimination of the noncontrolling interest. To date, we have financed our operations primarily through the sale of equity securities, debt financing through a credit line and, cash generated from net sales. We have devoted substantially all of our resources to the research and development of our products, the commercial launch of the iStent, the development of our proprietary sales network, and the assembly of a management team to build our business.

To implement our global business strategies we need to, among other things, further grow our global sales and marketing infrastructure to increase global market acceptance of the iStent and any other products that receive FDA approval, fund ongoing research and development activities, expand our manufacturing capabilities, and obtain regulatory clearance or approval to commercialize our existing products in international markets or to commercialize those currently under development in the United States and internationally. As a result, we expect our expenses to increase significantly as we pursue these objectives. Our ability to sustain profitability is highly uncertain, especially given our limited commercial history with the iStent and an evolving competitive landscape, which makes forecasting our sales more difficult. We will need to generate significant additional net sales to maintain profitability. We cannot be sure that we will remain profitable for any substantial period of time. Our failure to sustain profitability could have an adverse effect on the value of our common stock.

Substantially all of our net sales are generated from sales of the iStent, which has a limited commercial history and an evolving competitive landscape, and we are completely dependent on its success. If the iStent or our other products under development fail to gain widespread market acceptance, our business will suffer.

Our primary sales‑generating commercial product is the iStent, which we began selling in the United States in the third quarter of 2012. We rely heavily upon sales in the United States, which comprised 92.6% and 93.4% of our net sales for the six months ended June 30, 2016 and 2015, respectively. We expect to continue to derive a significant portion of our net sales from sales of the iStent in the United States, even if we are successful in commercializing our iStent products outside the United States, or receive necessary approvals to commercialize the iStent Inject, iStent Supra and iDose. Accordingly, our ability to generate net sales is highly dependent on our ability to market and sell the iStent.

We have pioneered MIGS to revolutionize the traditional glaucoma treatment and management paradigm. The iStent is our first MIGS device and we are leveraging our platform technology to build a comprehensive and proprietary portfolio of micro‑scale injectable therapies designed to address the complete range of glaucoma disease states and progression. MIGS and our MIGS devices may not gain sufficient market acceptance among eye care professionals, patients, healthcare payors and the medical community. There are a number of other available therapies marketed for the treatment of glaucoma, including medication therapies that are well established and are widely accepted by the medical community. There are also other MIGS devices that are in development by third parties that could enter or are entering the market and which may affect adoption or demand for our products. For example, Alcon, Inc. (which acquired Transcend Medical, Inc., a MIGS competitor) recently obtained FDA approval of its CyPass® suprachoroidal implant, a MIGS device.  With this approval, we expect Alcon to enter the MIGS market immediately.

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

•	lack of evidence supporting cost benefits or cost‑effectiveness of our products over existing alternatives;
•	perception that our products are unproven, investigational or experimental;
•	the price of our products relative to competing treatment alternatives;
•	the availability of competitive MIGS devices in the market;
•	liability risks generally associated with the use of new products and procedures; and
•	training required to use new products.

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

If we are unable to leverage our sales and marketing infrastructure, we may not be able to effectively commercialize our products, which would adversely affect our business, results of operations and financial condition.

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

If we are unable to leverage our sales and marketing infrastructure, we may not be able to effectively commercialize our products, which would adversely affect our business, results of operations and financial condition.

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

We will require additional space as our business expands. Accordingly, in June 2015 we entered into a sublease for an approximately 37,700 square foot facility located in San Clemente, California effective September 1, 2015, as well as a five‑year lease for these premises that takes effect January 1, 2017 upon expiration of the sublease. We plan for this facility to serve as our headquarters later this year. Our move to our new corporate headquarters could result in a higher cost structure that could reduce our gross margin and negatively affect our operating results.  The new facility will require regulatory approvals. In addition, it will be costly and time‑consuming to relocate our corporate headquarters and manufacturing facilities expand our operations and recruit necessary additional personnel. If we experience delays in the relocation of our corporate headquarters and manufacturing facilities or fail to obtain the required regulatory approvals related thereto, we may encounter operational interruptions or incur additional costs that would adversely affect our business, results of operations and financial condition. If we are unable to expand our manufacturing facility in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter operational interruptions, delays or additional costs in achieving our research, development and commercialization objectives, including in obtaining regulatory approvals of our product candidates and meeting customer demand, which could materially damage our business and financial position.

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

Moreover, we began marketing and selling the iStent in 2012; therefore, we do not have long‑standing relationships with our suppliers and may not be able to convince suppliers to continue to make components available to us unless the volume of our orders continues to increase. As a result, there is a risk that certain components could be discontinued and no longer available to us.

We have in the past been, and we may in the future be, required to make significant “last time” purchases of components that are being discontinued by the supplier to ensure supply continuity. In addition, given our limited experience with certain suppliers, it may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and regulatory requirements, we cannot quickly engage additional or replacement suppliers for some of our critical components. Even if we are able to identify and qualify a suitable second source to replace one of our key suppliers, if necessary, that replacement supplier would not have access to our previous supplier’s proprietary processes and would therefore be required to develop its own, which could result in further delay.

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

We currently operate primarily at a facility in a single location and any crippling accident, force majeure event or disruption at this facility (including the relocation of this facility to a new corporate headquarters) could materially affect our ability to operate and produce saleable products and could shut down our manufacturing capacity for an extended period.

Our principal office is currently located in one building in Laguna Hills, California. Following the relocation of our corporate headquarters to San Clemente, California, we will continue to operate primarily in a single location. Thus, substantially all of our operations are and will continue to be conducted primarily at a single location, including our manufacturing processes, research and development activities, customer and technical support, and management and administrative functions. In addition, substantially all of our inventory of component supplies and finished goods is and will be held at a single location. Despite our efforts to safeguard our facilities, including acquiring insurance, adopting environmental health and safety protocols and utilizing off‑site storage of computer data, vandalism, terrorism or a natural or other disaster, such as an earthquake, fire or flood, could damage or destroy our manufacturing equipment or our inventory of component supplies or finished goods, cause substantial delays in our operations, result in the loss of key information, and cause us to incur additional expenses, including relocation expenses. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.  Further, if we experience delays in the relocation of our corporate headquarters and manufacturing facilities or fail to obtain the required regulatory approvals related thereto, we may encounter operational interruptions or incur additional costs that could adversely affect our ability to operate and produce saleable products and could shut down our manufacturing capacity for an extended period.

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

Third‑party payors, including CMS, regularly assess and propose changes to their coverage and reimbursement policies. Changes in these current policies impact the profit margin of the hospital or surgery center where the surgery is performed and increase costs to customers. For example, beginning in 2016, Medicare started to make a single, comprehensive payment for combination iStent insertion and cataract procedures performed in hospital outpatient departments, or HOPDs, eliminating the separate payments that were available for the procedures in prior years and reducing the total reimbursement amount for the combination procedure in the HOPD. Further, any decline in the amount payors are willing to reimburse our customers for MIGS procedures could make it difficult for existing customers to continue using, or new customers to adopt, our iStent devices and could create additional pricing pressure for us. If we were forced to lower the price we charge for our products, our gross margins would decrease, which would adversely affect our ability to invest in and grow our business.

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

The medical device industry is highly competitive and subject to rapid technological, market and product-related changes. Until recently, our iStent was the only MIGS device approved for sale in the United States by the FDA. Thus, we had for several years commercialized the iStent in the United States without any direct MIGS competitors. Recently, however, another MIGS device competitive with iStent was approved by the FDA. As a result, we will have new direct MIGS competition. Many of our current and potential competitors (including MIGS competitors) are large public companies or divisions of publicly traded companies and have several competitive advantages. If our competitors are better able to develop and market products that are safer, more effective, less costly or otherwise more attractive than the iStent or any new products that we may develop, our commercial opportunity may be reduced or eliminated.

The medical device industry is highly competitive and subject to rapid and profound technological, market and product-related changes. Our success depends, in part, upon our ability to maintain a competitive position in the development of MIGS products. Our competitors, medical companies, academic and research institutions or others could develop new drugs, therapies, medical devices or surgical procedures to treat glaucoma that could render our products obsolete.

Currently, we compete primarily with the use of medication therapy for treating glaucoma and with manufacturers of medical devices used in surgical therapy procedures for treating glaucoma, including Alcon, Inc., Abbott Medical Optics Inc., Allergan plc, STAAR Surgical Company, Lumenis Ltd., NeoMedix,Inc. and Ellex Medical Lasers Limited. Alcon, Inc. and Abbott Medical Optics Inc. are the leading manufacturers of aqueous shunts, and Alcon, Inc. also markets the EX‑PRESS Glaucoma Filtration Device. Lumenis Ltd. is a leading manufacturer of selective laser trabeculoplasty equipment. Neomedix, Inc. markets an electrosurgical device, and Ellex Medical Lasers Limited markets a canaloplasty device that some physicians employ to lower intraocular pressure in glaucoma.

Until recently, our iStent was the only MIGS device approved for sale in the United States by the FDA. Thus, we had for several years commercialized the iStent in the United States without any direct MIGS competitors. Alcon, Inc. (which acquired Transcend Medical, Inc., a MIGS competitor) recently obtained FDA approval of its CyPass® suprachoroidal implant, a MIGS device. With this approval, we expect Alcon to enter the MIGS market immediately. As a result, we will have new direct MIGS competition. We are aware of several other companies, including Allergan plc (which recently acquired AqueSys, Inc., a MIGS competitor), Santen Pharmaceutical Co., Ltd. (which recently announced its intention to acquire InnFocus, Inc., a MIGS competitor) and Ivantis Inc. that are conducting FDA‑approved investigational device exemption (IDE) clinical trials or have filed for regulatory approval of MIGS devices. If these MIGS products or other products that may be developed receive regulatory approval, we will have additional, new direct MIGS competitors. These new MIGS products could demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our iStent or other products under development. If approved for marketing, these devices will compete directly with the iStent and our products under development. If any of these products, or any other alternative technologies, gain market acceptance, this may reduce demand for our primary product, the iStent, as well as for our products in development. Demand for the iStent or our future products may decline if such a product or technology were introduced, and our business may be harmed.

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

As discussed above, AqueSys, Inc. was acquired by Allergan plc, a publicly traded company. Transcend Medical, Inc. was recently acquired by Alcon, Inc., which is a division of Novartis International AG, which is a publicly traded multinational pharmaceutical company. And, InnFocus, Inc. has entered into an agreement to be acquired by Santen Pharmaceutical Co., Ltd., a publicly traded multinational pharmaceutical company dedicated to the ophthalmic field. As a result of these transactions, we are competing directly against other MIGS competitors that have the competitive advantages identified above.

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

We believe that ophthalmic surgeons will not use our products unless they conclude that our products provide a safe, efficient, effective and preferable alternative to currently available treatment options. If longer‑term patient studies or clinical experience indicate that treatment with our products is less effective, less efficient or less safe than our current data suggest, our sales would be harmed, and we could be subject to significant liability. Further, unsatisfactory patient outcomes or patient injury could cause negative publicity for our products, particularly in the early phases of product introduction. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from their use. It is also possible that as our products become more widely used, latent defects could be identified, creating negative publicity and liability problems for us and adversely affecting demand for our products. Further, as our MIGS competitors continue to release clinical data and move towards commercialization of competitive MIGS devices, physicians may conclude that the products offered by our MIGS competitors have greater efficacy than our products, which could result in a decline in our sales. If an increasing number of ophthalmic surgeons do not continue to adopt the use of our products, our operating and financial results will be negatively impacted.

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

Since the commercial launch of the iStent in July 2012, we have seen significant period‑to‑period growth in our business. We anticipate that this rapid growth will continue in the near term as the iStent continues to gain market acceptance. Not only do we expect this growth to continue, but we must continue to grow in order to meet our business and financial objectives. However, continued growth may create numerous challenges, including:

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

As a drug delivery implant, iDose will be subject to a regulatory approval process similar to that for pharmaceuticals. This process is often a more lengthy and complex process than obtaining regulatory approval as a medical device. The future success of our iDose product candidate depends on our ability to complete clinical trials, and will require significant development activities, clinical trials, regulatory approvals, and substantial additional investment.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products is also subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market any drug product candidate in the United States until we receive FDA approval of a NDA or other appropriate drug product application. Prior to submitting a marketing application, human clinical studies are required. In order for clinical studies of a new drug to commence in the United States, an investigational new drug (IND) application must be filed with the FDA; similar notifications are required in other countries. Informed consent also must be obtained from study participants. In general, studies may begin in the United States without specific approval by the FDA after a 30‑day review period has passed. However, the FDA may prevent studies from moving forward, and may suspend or terminate studies once initiated. Studies are also subject to review by an independent Institutional Review Board (IRB) responsible for overseeing studies at particular sites and protecting human research study subjects. An IRB may prevent a study from beginning or suspend or terminate a study once initiated.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or PPACA, was signed into law. While the goal of health care reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The PPACA substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services and significantly impacts the medical device industry. Among other things, the PPACA:

•

imposes an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions (described in more detail below), which, under the Protecting Americans from Tax Hikes Act of 2015, or the PATH Act, is suspended from January 1, 2016 to December 31, 2017, and, absent further legislative action, will be reinstated starting January 1, 2018;

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

Before we can obtain regulatory approval for any drug product candidate, such as our iDose drug delivery implant, we must undertake extensive clinical testing in humans to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory agencies. Clinical trials of drug product candidates are expensive and take years to complete, and the outcome of such trials is uncertain. We are currently conducting a Phase I clinical trial of iDose in Armenia and we commenced a Phase II clinical trial of iDose in the United States in early 2016. Our ability to conduct additional clinical trials depends on many factors, including the data obtained in the Phase I and Phase II clinical trials.

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

The PPACA imposes, among other things, an excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States beginning in 2013. Under these provisions, the Congressional Research Services predicted that the total cost to the medical device industry may be up to $29 billion over the next decade. The iStent has been subject to this tax and the other products in our pipeline potentially will be subject to this tax.

On December 18, 2015, the President signed into law the PATH Act, which includes a two‑year moratorium on the medical device excise tax. This Act amends the Internal Revenue Code to exempt medical device sales during the period of January 1, 2016 to December 31, 2017. Absent further legislation, the tax will be automatically reinstated for medical device sales starting on January 1, 2018. Our gross margin will be favorably impacted by the PATH Act moratorium for 2016 and 2017, which will not continue in 2018 when the tax is automatically reinstated.

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

The patent prosecution process itself is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. The patent prosecution process requires compliance with complex laws, rules and regulations imposed by patent authorities. Failure to comply with these laws, rules and regulations may derive, among other bases, from various defects of form in the preparation or filing of our patents or patent applications, which may include defects that relate to our making proper priority claims and inventorship determinations. If any such defects are identified, we may need to take corrective action. For example, we have filed petitions with the USPTO to request in part that Dr. Richard Hill, one of our consultants, be added as an inventor on patents related to our iStent and iStent Inject products and iStent Supra product candidate that were developed during Dr. Hill’s consultancy. Dr. Hill has assigned his rights in these patents and certain other patent applications to us pursuant to the terms of his consulting agreement. We cannot assure you, however, that our petitions to the USPTO will be successful. Dr. Hill was employed as an Associate Professor at the University of California, Irvine, or the University, during the period when these patents and patent applications were developed. We engaged in discussions with the University to address whether it has any ownership claim to these patents and patent applications as a result of Dr. Hill’s employment, and in December 2014, we entered into an agreement with the University pursuant to which the University agreed not to challenge our ownership of these patents and patent applications. In addition, if any material defects are found in the form or preparation of any of our patents or patent applications, such patents or applications may be invalid and unenforceable. Any of these outcomes could impair our ability to prevent competition from third parties, which could harm our business. Moreover, the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. Noncompliance with these requirements can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we fail to maintain the patents and patent applications covering our products or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to our products, which would have a material adverse effect on our business. In addition, patents are limited in term.  Once all of the patents covering a particular product of ours in a particular jurisdiction have expired, we will no longer be able to stop competitors from marketing a product that is the same as or similar to our product in that jurisdiction, which could have a material adverse effect on our business.

The patent position of medical device companies is generally highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation and administrative proceedings, such as post-grant or inter partes review proceedings at the USPTO. In the United States and in many foreign jurisdictions, policies regarding the breadth of claims allowed in patents can be inconsistent. The U.S. Supreme Court and the Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain patents. Future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage, which could adversely affect our business, financial condition and results of operations.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy‑Smith America Invents Act, or the Leahy‑Smith Act, was signed into law. The Leahy‑Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, affect patent litigation or administrative proceedings at the USPTO, and switch the U.S. patent system from a “first‑to‑invent” system to a “first‑to‑file” system. Under a “first‑to‑file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO developed new regulations and procedures to govern administration of the Leahy‑Smith Act, and many of the substantive changes to patent law associated with the Leahy‑Smith Act, and in particular, the first‑to‑file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy‑Smith Act will have on the operation of our business. However, the Leahy‑Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. In addition, patent reform legislation may pass in the future, in the U.S. or elsewhere, that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement, and defense of our patents and applications.

We may be subject to a third‑party pre-issuance submission of prior art to the USPTO or to another foreign patent office, or become involved in opposition, interference, derivation, reexamination, inter partes review, post‑grant review, or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third‑party patent rights.

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

We may not be able to accurately estimate or control our future operating expenses in relation to obtaining, enforcing and/or defending intellectual property, which could lead to cash shortfalls. Our operating expenses may fluctuate significantly in the future as a result of the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation or costs associated with administrative proceedings and the results of such proceedings.

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

The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Moreover, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that materially and adversely affect our business. Additionally, our competitors could later pursue additional patent protection related to their earlier patent disclosures, where such patent filings are prepared with intent to cover our products. Third parties could also assert infringement or misappropriation claims against us with respect to our products. Whether or not such claims are valid, we cannot be certain that we have not infringed the intellectual property rights of such third parties or others. Additionally, for business reasons, we have challenged and may in the future seek to invalidate or challenge the intellectual property rights of a third party, including those rights owned by our competitors, before any infringement assertion is made. This action could include seeking a declaration or decision from a court or patent office that one or more of our products do not infringe one or more patents or other intellectual property rights owned by third parties and/or that one or more patents owned by one or more third parties are invalid.

Any infringement or misappropriation claim or validity or infringement challenge could result in significant costs, substantial damages and our inability to manufacture, market or sell our existing or future products that are found to infringe. Even if we were to prevail in any such action, the litigation or administrative proceeding could result in substantial cost and diversion of resources that could materially and adversely affect our business. If a court determined, or if we independently discovered, that our product offerings violated third‑party proprietary rights, there can be no assurance that we would be able to re‑engineer our products to avoid those rights or to obtain a license under those rights on commercially reasonable terms, if at all. As a result, we could be prohibited from selling products that are found to infringe, or we could elect not to sell or to stop selling products that we believe have a substantial probability of infringing a third‑party’s intellectual property rights. Even if obtaining a license were feasible, it may be costly and time‑consuming. A court could also enter orders that temporarily, preliminarily or permanently enjoin us or our customers from making, using, selling, offering to sell, distributing, exporting or importing the iStent or future products, such as the iStent Inject,  iStent Supra or iDose, or could enter orders mandating that we undertake certain remedial activities. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest, and if we are found to have willfully infringed third‑party rights, could in addition treble the compensatory damages and award attorneys’ fees. These damages could be substantial and could harm our reputation, business, financial condition and results of operations.

Even if resolved in our favor, litigation or other legal or administrative proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could hurt the price of our common stock. Such litigation or administrative proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or administrative proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or administrative proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits.

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	8-K	1-37463	3.1	06/30/2015
3.2	Amended and Restated Bylaws of the Registrant	8-K	1-37463	3.2	06/30/2015
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Laguna Hills, State of California, on August 4, 2016.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chief Executive Officer and President

By:	/s/ RICHARD L. HARRISON
Richard L. Harrison
Treasurer, Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)