Form 10-Q
period 2016-09-30
GLAUKOS Corp
filed 2016-11-14
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

Commission file number: 001-37463

GLAUKOS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0945406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

229 Avenida Fabricante San Clemente, California	92672
(Address of registrant’s principal executive offices)	(Zip Code)

(949) 367-9600

(Registrant’s telephone number, including area code)

26051 Merit Circle, Suite 103, Laguna Hills, California

(Former address of registrant’s principal executive offices)

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

As of November 10, 2016 there were 33,549,174 shares of the registrant’s Common Stock outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2016

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,988	$21,572
Short-term investments	88,615	69,552
Accounts receivable, net	11,747	7,549
Inventory	6,453	4,097
Prepaid expenses and other current assets	2,708	1,290
Restricted cash	80	80
Total current assets	114,591	104,140
Property and equipment, net	6,994	2,154
Intangible assets, net	7,479	10,218
Deposits and other assets	188	149
Total assets	$129,252	$116,661

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,714	$3,626
Accrued liabilities	11,048	7,793
Long-term debt, current portion	3,039	8,931
Deferred rent	40	12
Total current liabilities	18,841	20,362
Long-term debt, less current portion	-	765
Stock warrant liability	-	105
Other liabilities	208	238
Total liabilities	19,049	21,470

Commitments and contingencies (see Note 7)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized at September 30, 2016 and December 31, 2015; no shares issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value; 150,000 shares authorized at September 30, 2016 and December 31, 2015; 33,337 and 32,209 shares issued and 33,309 and 32,181 shares outstanding at September 30, 2016 and December 31, 2015, respectively	33	32
Additional paid-in capital	302,678	291,853
Accumulated other comprehensive (loss) income	(151)	51
Accumulated deficit	(192,225)	(196,613)
	110,335	95,323
Less treasury stock (28 shares as of September 30, 2016 and December 31, 2015)	(132)	(132)
Total stockholders' equity	110,203	95,191
Total liabilities and stockholders' equity	$129,252	$116,661

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$29,577	$19,004	$81,225	$51,424
Cost of sales	3,886	3,319	11,366	9,394
Gross profit	25,691	15,685	69,859	42,030
Operating expenses:
Selling, general and administrative	16,854	11,237	44,262	31,569
Research and development	7,807	6,173	21,824	18,752
Total operating expenses	24,661	17,410	66,086	50,321
Income (loss) from operations	1,030	(1,725)	3,773	(8,291)
Other income (expense), net
Interest and other income	314	10	935	10
Loss on deconsolidation of DOSE	-	-	-	(25,685)
Loss on extinguishment of debt	-	(195)	-	(195)
Interest and other expense, net	(45)	(178)	(223)	(740)
Change in fair value of stock warrant liability	-	31	43	(1,130)
Total other income (expense), net	269	(332)	755	(27,740)
Income (loss) before taxes	1,299	(2,057)	4,528	(36,031)
Provision for income taxes	140	-	140	-
Net income (loss)	1,159	(2,057)	4,388	(36,031)
Net loss attributable to noncontrolling interest	-	-	-	(1,080)
Net income (loss) attributable to Glaukos Corporation	$1,159	$(2,057)	$4,388	$(34,951)
Basic net income (loss) per share attributable to Glaukos Corporation stockholders	$0.03	$(0.06)	$0.13	$(2.78)
Diluted net income (loss) per share attributable to Glaukos Corporation stockholders	$0.03	$(0.07)	$0.12	$(2.78)
Weighted average shares used to compute basic net income (loss) per share attributable to Glaukos Corporation stockholders	33,116	32,006	32,691	12,551
Weighted average shares used to compute diluted net income (loss) per share attributable to Glaukos Corporation stockholders	37,023	32,013	36,259	12,551

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$1,159	$(2,057)	$4,388	$(36,031)
Other comprehensive (loss) gain:
Unrealized (loss) gain on short-term investments, net of income tax expense of $0.1 million for the three months and the nine months ended September 30, 2016	(175)	-	151	-
Foreign currency translation adjustments	81	12	(353)	51
Other comprehensive (loss) gain	(94)	12	(202)	51
Total comprehensive income (loss)	1,065	(2,045)	4,186	(35,980)
Comprehensive loss attributable to noncontrolling interest	-	-	-	(1,080)
Comprehensive income (loss) attributable to Glaukos Corporation	$1,065	$(2,045)	$4,186	$(34,900)

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net income (loss)	$4,388	$(36,031)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,410	3,199
Stock-based compensation	6,117	6,331
Unrealized foreign currency gains	(311)	-
Loss on deconsolidation of DOSE	-	25,685
Loss on extinguishment of debt	-	186
Change in fair value of stock warrant liability	(43)	1,130
Amortization of debt discount and deferred financing costs	-	15
Amortization of premium on short-term investments	206	-
Deferred rent	(1)	61
Changes in operating assets and liabilities:
Accounts receivable, net	(4,170)	(1,588)
Inventory	(2,191)	(900)
Prepaid expenses and other current assets	(1,396)	(748)
Accounts payable and accrued liabilities	2,996	1,162
Other assets	26	(120)
Net cash provided by (used in) operating activities	9,031	(1,618)
Investing activities
Proceeds from sales and maturities of short-term investments	41,702	-
Purchases of short-term investments	(60,724)	-
Purchase of iDOSE product line and related assets from DOSE Medical	-	(15,000)
Purchases of property and equipment	(4,236)	(502)
Net cash used in investing activities	(23,258)	(15,502)
Financing activities
Proceeds from public offering, net of issuance costs	-	113,589
Proceeds from senior secured term and draw-to term loans	-	6,852
Payments of senior secured term and draw-to term loans	-	(7,000)
Payments of line of credit	-	(1,850)
Payments of secured notes	(6,656)	(5,640)
Proceeds from exercise of stock options	3,749	1,719
Share purchases under Employee Stock Purchase Plan	793	-
Proceeds from exercise of stock warrants	50	428
Net cash (used in) provided by financing activities	(2,064)	108,098
Effect of exchange rate changes on cash and cash equivalents	(293)	57
Net (decrease) increase in cash and cash equivalents	(16,584)	91,035
Cash and cash equivalents at beginning of period	21,572	2,304
Cash and cash equivalents at end of period	$4,988	$93,339
Supplemental disclosures of cash flow information
Interest paid	$253	$694
Taxes paid	$64	$14
Supplemental schedule of noncash investing and financing activities
Reduction of liability upon vesting of stock options previously exercised for unvested stock	$54	$65

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

Immediately prior to the closing of the IPO, all unexercised warrants to purchase shares of Series D convertible preferred stock were net exercised at the IPO price per share, and then all outstanding shares of convertible preferred stock automatically converted into approximately 21.7 million shares of common stock.  Following the completion of the IPO, there were no shares of preferred stock and no warrants to purchase shares of Series D convertible preferred stock outstanding.  An additional 4.5 million shares of common stock were reserved for issuance under the Company’s 2015 Omnibus Incentive Compensation Plan and 450,000 shares of common stock were reserved for the Company’s 2015 Employee Stock Purchase Plan (ESPP).

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

The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements.  As permitted under those rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted.  In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial information, contained herein.  The condensed consolidated balance sheet at December 31, 2015 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements.  These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2015, which are contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 15, 2016. The results for the period ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for any other interim period.

Note 2.  Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2016, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016.

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

Foreign currency translation

The accompanying condensed consolidated financial statements are presented in U.S. dollars. The Company considers the local currency to be the functional currency for its international subsidiaries. Accordingly, their assets and liabilities are translated into U.S. dollars using the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing throughout the periods presented. Currency translation adjustments arising from period to period are charged or credited to accumulated other comprehensive (loss) income in stockholders’ equity. For the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015, the Company reported (losses) gains from foreign currency translation adjustments of approximately $(16,000),  $12,000,  $(450,000) and $51,000, respectively.  Realized gains and losses resulting from foreign currency transactions are included in selling, general and administrative expense in the condensed consolidated statements of operations. For the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015, the Company reported foreign currency transaction gains (losses) of $51,000,  $(13,000),  $73,000 and $(98,000).

Cash, cash equivalents and short-term investments

The Company invests its excess cash in marketable securities, including money market funds, asset-backed securities, bank certificates of deposit, corporate bonds, and corporate commercial paper, U.S. government bonds and U.S. government agency bonds. For financial reporting purposes, liquid investment instruments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents are recorded at face value or cost, which approximates fair market value. From time to time, the Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Commission. Investments are stated at fair value as determined by quoted market prices. Investments are considered available-for-sale and, accordingly, unrealized gains and losses are included in accumulated other comprehensive (loss) income within stockholders’ equity.

The Company’s entire investment portfolio, except for restricted cash, is considered to be available for use in current operations and, accordingly, all such investments are stated at fair value using quoted market prices and classified as current assets, although the stated maturity of individual investments may be one year or more beyond the balance sheet date. The Company did not have any trading securities or restricted investments at September 30, 2016 and December 31, 2015.

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

At each financial reporting date, the Company accrues the estimated costs of clinical study activities performed by third party clinical sites with whom the Company has agreements providing for fees based upon the quantities of subjects enrolled and clinical evaluation visits that occur over the life of the study. The cost estimates are determined based upon a review of the agreements and data collected by internal and external clinical personnel as to the status of enrollment and subject visits, and are based upon the facts and circumstances known to the Company at each financial reporting date. If the actual performance of activities varies from the assumptions used in the cost estimates, the accruals are adjusted accordingly. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through September 30, 2016.

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

The Company’s computation of net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to Glaukos Corporation - basic	$1,159	$(2,057)	$4,388	$(34,951)
Adjustment for revaluation of warrants	-	(31)	-	-
Net income (loss) attributable to Glaukos Corporation - diluted	$1,159	$(2,088)	$4,388	$(34,951)
Denominator:
Weighted average number of common shares outstanding - basic	33,116	32,006	32,691	12,551
Common stock equivalents from outstanding common stock options	3,886	-	3,555	-
Common stock equivalents from outstanding common stock warrants	-	7	1	-
Common stock equivalents for ESPP	21	-	12	-
Weighted average number of common shares outstanding - diluted	37,023	32,013	36,259	12,551

Basic net income (loss) per share attributable to Glaukos Corporation common stockholders	$0.03	$(0.06)	$0.13	$(2.78)

Diluted net income (loss) per share attributable to Glaukos Corporation common stockholders	$0.03	$(0.07)	$0.12	$(2.78)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive were as follows (in common stock equivalent shares, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock options outstanding	631	5,592	2,131	5,592
ESPP	-	-	70	-
Common stock warrants outstanding	-	6	-	6
	631	5,598	2,201	5,598

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance in Accounting Standards Update (ASU) 2014-09 which was codified in Accounting Standard Codification ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition,  which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.    In August 2015, the FASB issued ASU 2015-14, which deferred the effective date to annual reporting periods beginning after December 15, 2017 (including interim periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim periods within those periods). The Company is currently evaluating the impact of the provisions of ASC 606 on its consolidated financial statements.

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

In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASU 2016-10 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

Note 3.  Balance Sheet Details

Short-term investments

Short-term investments consisted of the following (in thousands):

	At September 30, 2016
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government bonds	1-3	$1,497	$2	$(1)	$1,498
U.S. government agency bonds	less than 3	7,259	14	-	7,273
Bank certificates of deposit	less than 2	12,250	8	(3)	12,255
Commercial paper	less than 1	14,593	4	(3)	14,594
Corporate notes	less than 3	46,286	65	(10)	46,341
Asset-backed securities	less than 2	6,631	23	-	6,654
Total		$88,516	$116	$(17)	$88,615

	At December 31, 2015
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	1-3	$5,513	$-	$(10)	$5,503
Commercial paper	less than 1	12,342	-	(2)	12,340
Corporate notes	1-3	45,051	-	(110)	44,941
Asset-backed securities	1-3	6,794	-	(26)	6,768
Total		$69,700	$-	$(148)	$69,552

Accounts receivable, net

Accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accounts receivable	$12,009	$7,632
Less allowance for doubtful accounts	(262)	(83)
	$11,747	$7,549

Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Finished goods	$2,742	$953
Work in process	358	503
Raw material	3,353	2,641
	$6,453	$4,097

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accrued bonuses and sales commissions	$4,786	$4,057
Accrued vacation benefits	1,288	1,007
Accrued clinical study payments	1,078	654
Other accrued liabilities	3,896	2,075
	$11,048	$7,793

Note 4.  Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

The following tables present information about the Company's financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		At September 30, 2016
	September 30,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$149	$149	$-	$-
U.S. government bonds	1,498	-	1,498	-
U.S. government agency bonds	7,273	-	7,273	-
Bank certificates of deposit	12,255	-	12,255	-
Commercial paper (ii)	15,094	-	15,094	-
Corporate notes	46,341	-	46,341	-
Asset-backed securities	6,654	-	6,654	-
Total assets	$89,264	$149	$89,115	$-

Liabilities
Stock warrant liability	$-	$-	$-	$-
Total liabilities	$-	$-	$-	$-

		At December 31, 2015
	December 31,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$13,922	$13,922	$-	$-
U.S. government agency bonds	5,523	-	5,523	-
Commercial paper (ii)	15,340	-	15,340	-
Corporate notes (ii)	45,159	-	45,159	-
Asset-backed securities (ii)	6,775	-	6,775	-
Total assets	$86,719	$13,922	$72,797	$-

Liabilities
Stock warrant liability	$105	$-	$-	$105
Total liabilities	$105	$-	$-	$105
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.

Money market funds are liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

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

In conjunction with the Company’s February 2015 Amended and Restated Revolving Credit and Term Loan Agreement as more fully described in Note 5, the Company issued warrants to the lenders to purchase 11,298 shares of common stock at an exercise price of $8.85 per share. The fair value of the warrants as of the issuance date was estimated to be $53,000 using an option pricing framework considering multiple exit scenarios and the probability of a down‑round financing. The following assumptions were deemed by the Company to be significant unobservable inputs: risk‑free interest rate of 1.9%; dividend yield of 0.0%; expected volatility of 70.0%; and an expected life of 7 years. One warrant to purchase 5,649 shares of common stock was exercised by one of the lenders in September 2015. The fair value of the warrants to purchase the remaining 5,649 shares of common stock as of December 31, 2015 was estimated to be $0.1 million using the Black‑Scholes valuation model with the following assumptions deemed by the Company to be significant unobservable inputs: risk‑free interest rate of 1.9%; dividend yield of 0.0%; expected volatility of 54.8%; and an expected life of 6.2 years. In February 2016, the other lender exercised the remaining warrant to purchase 5,649 shares of common stock.  For the three months ended September 30, 2015 and the nine months ended September 30, 2016 and 2015, the Company recorded other income (expense) of $31,000,  $43,000 and $(1.1 million), respectively, related to changes in the fair value of the warrants.  For the three months ended September 30, 2016, due to the exercise in full of the warrants as of February 2016, the Company did not record any change in the fair value of the warrants.

The following table provides a reconciliation of liabilities measured at fair value using Level 3 significant unobservable inputs on a recurring basis (in thousands):

Warrant Liability

Balance at December 31, 2015	$105
Change in the fair value of stock warrants	(43)
Issuance of common stock in connection with exercise of common stock warrant	(62)
Balance at September 30, 2016	$-

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

The Buyout Agreement also calls for a payment of up to $2.0 million in the event of a sale of the Company meeting certain criteria. The promissory notes carry an interest rate of 5% per annum and required monthly interest only payments from November 30, 2013 through December 31, 2014 of $72,900, followed by 24 equal monthly principal and interest payments of $767,700, which began on January 31, 2015 and end on December 31, 2016.

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

In connection with the execution of the Amended Credit Agreement, the Company issued warrants to the lenders to purchase an aggregate of 11,298 shares of common stock at an exercise price of $8.85 per share as more fully described in Note 4.  One lender exercised its warrant to purchase 5,649 shares of common stock in September 2015, and the other lender exercised its warrant to purchase 5,649 shares of common stock in February 2016.  As of September 30, 2016, no warrants remain outstanding.

The Company accounted for the debt discount and deferred asset utilizing the effective interest method. There was no amortization of debt discount and the deferred asset to interest expense for the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016.  Amortization of debt discount and the deferred asset to interest expense amounted to $15,000 for the nine months ended September 30, 2015.

The Company’s debt balances, including current portions, were as follows (in thousands):

	September 30,	December 31,
	2016	2015
Notes payable	$3,039	$9,696
Total debt	3,039	9,696
Less current portion of long-term debt	(3,039)	(8,931)
Total long-term debt	$-	$765

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

The following reflects the composition of intangible assets, net (in thousands):

	September 30,	December 31,
	2016	2015
GMP royalty buyout	$17,500	$17,500
Non-compete agreements	243	243
	17,743	17,743
Accumulated amortization	(10,264)	(7,525)
Total	$7,479	$10,218
Weighted average amortization period (in months)	60	60

In the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015, the Company recorded related amortization expense of $0.9 million, $0.9 million, $2.7 million and $2.6 million, respectively, in cost of sales. Estimated amortization expense will be $3.7 million in 2016, $3.6 million in 2017 and $3.0 million in 2018.

Note 6.  Stock-Based Compensation

The Company has four stock-based compensation plans (collectively, the Stock Plans)—the 2001 Stock Option Plan (the 2001 Stock Plan), the 2011 Stock Plan, the 2015 Omnibus Incentive Compensation Plan (the 2015 Stock Plan) and the 2015 Employee Stock Purchase Plan.

Stock options granted pursuant to the 2001 Stock Plan and 2011 Stock Plan generally permit optionees to elect to exercise unvested options in exchange for restricted common stock. All unvested shares issued upon the early exercise of stock options, so long as they remain unvested, are subject to the Company’s right of repurchase at the optionee’s original exercise price for a 90-day period beginning on the date that an optionee’s service with the Company voluntarily or involuntarily terminates. Consistent with authoritative guidance, early exercises are not considered exercises for accounting purposes. Cash received for the exercise of unvested options is recorded as a liability, which liability is released to equity at each reporting date as the shares vest. During the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016, there were no option exercises for unvested shares and during the nine months ended September 30, 2015, there were option exercises for 337 unvested shares. As of September 30, 2016 and December 31, 2015, 2,931 and 16,682 shares, respectively, remained subject to a repurchase right by the Company. As of September 30, 2016 and December 31, 2015, the related liability, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets, was approximately $13,000 and $67,000, respectively. The following table summarizes stock option activity under the 2001 Stock Plan, 2011 Stock Plan and 2015 Stock Plan (in thousands):

Number of
Shares
Underlying
Options
Outstanding at December 31, 2015	5,701
Granted	1,601
Exercised	(1,074)
Canceled/forfeited/expired	(94)
Outstanding at September 30, 2016	6,134

Exercisable at September 30, 2016	3,486

The following table summarizes the allocation of stock-based compensation in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of sales	$61	$47	$143	$205
Selling, general and administrative	1,933	1,160	4,436	4,637
Research and development	657	345	1,538	1,489
Total	$2,651	$1,552	$6,117	$6,331

Stock-Based Awards to Employees

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the assumptions noted in the following table.  The weighted average assumptions used to estimate the fair value of options granted to employees were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Risk-free interest rate	**	1.77%	1.58%	1.78%
Expected dividend yield	**	0.0%	0.0%	0.0%
Expected volatility	**	53.2%	52.8%	56.1%
Expected term (in years)	**	6.06	6.05	6.07

**There were no stock options granted in the period.

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

The Company leases a 37,700 square foot facility located in San Clemente, California under a sublease that was effective September 1, 2015, followed by a five-year lease for the facility that takes effect January 1, 2017 upon expiration of the sublease. This facility is the Company’s main headquarters and manufacturing facility.  Rent under the direct lease begins on January 1, 2017 at approximately $42,000 per month, with rent for the second and third months abated, and the rent payments increase annually beginning on January 1, 2018 at percentages ranging from 2.5% to 3.5%.  The direct lease agreement contains an option to extend the lease for up to two additional three-year periods at market rates.  The direct lease landlord has agreed to provide the Company with a tenant improvement allowance on January 1, 2017 in the amount of the cost of any leasehold improvements, not to exceed approximately $264,000.

Upon expiration of the Company’s prior main facility leases in Laguna Hills, California on September 30, 2016, Fjord Ventures, an entity controlled by Olav Bergheim (a former board member and founder of the Company), became the new tenant of such facilities.  In order to continue certain manufacturing operations primarily for markets outside of the United States, the Company and Fjord Ventures entered into an agreement pursuant to which the Company is subleasing portions of such facilities from Fjord Ventures through March 31, 2017 for a total cost of $294,000.

The Company’s foreign subsidiaries lease office space totaling less than 2,000 square feet.

The Company recorded deferred rent of $216,000 and $149,000 as of September 30, 2016 and December 31, 2015, respectively, in conjunction with its facilities lease agreements. Rent expense was $0.5 million, $0.2 million, $0.8 million and $0.4 million for the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015, respectively.

Future minimum payments under the aforementioned non-cancelable operating leases for each of the five succeeding years are as follows (in thousands):

Remainder of 2016	$429
2017	825
2018	647
2019	647
2020	643
Thereafter	659
$3,850

Purchase Commitments

The Company is a party to various purchase arrangements related to components used in production and research and development activities. As of September 30, 2016 and December 31, 2015, the Company had noncancelable, firm purchase commitments with certain vendors totaling approximately $3.6 million and $2.6 million, respectively, due within one year. There are no material purchase commitments due beyond one year.

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the UC Agreement) with the Regents of the University of California (the University) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the University a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the Agreement, Glaukos agreed to pay to the University the sum of $2.7 million via five payments during the course of

2015, and, beginning with sales on or after January 1, 2015, to pay a low single-digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $500,000.  This ongoing product payment terminates on the date that the last of the Patent Rights expires, which is currently expected to be in 2022. In the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015, the Company recorded approximately $0.7 million, $0.5 million, $2.0 million and $1.3 million, respectively, in cost of sales in connection with this product payment obligation. The $2.7 million obligation, net of imputed interest of $0.1 million, was accrued as of December 31, 2014 and charged to cost of sales in the year ended December 31, 2014. Under the terms of the UC Agreement, the payments comprising the $2.7 million obligation were due within 60 days of the IPO, and, accordingly, the Company paid the remaining balance due of $1.8 million prior to August 29, 2015.

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

Consolidation of DOSE’s results of operations included the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Selling, general and administrative	$-	$-	$-	$105
Research and development	-	-	-	890
Interest expense	-	-	-	85
Income tax provision	-	-	-	-
Net loss of DOSE	$-	$-	$-	$1,080

Consolidation of DOSE’s cash flows included the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cash used in operating activities	$-	$-	$-	$(1,134)
Cash used in investing activities	-	-	-	(33)
Cash provided by financing activities	-	-	-	1,158
Decrease in cash and cash equivalents of DOSE	$-	$-	$-	$(9)

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

	Three months ended		Nine months ended
	September 30,		September 30,
Geographic Net Sales Information (in thousands)	2016	2015	2016	2015
United States	$26,935	$18,091	$74,776	$48,362
International	2,642	913	6,449	3,062
Total net sales	$29,577	$19,004	$81,225	$51,424

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

While we achieved profitability in our most recently completed three quarters, we have incurred operating losses in each year since our inception and there can be no guarantee that we will be able to sustain profitability. For the nine months ended September 30, 2016 and 2015, our net sales were $81.2 million and $51.4 million, respectively.  For the nine months ended September 30, 2016, we had net income of $4.4 million and for the nine months ended September 30, 2015, we had a net loss of $36.0 million. As of September 30, 2016, we had an accumulated deficit of $192.2 million.

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

In December 2014, we entered into an agreement (the December 2014 agreement) with The Regents of the University of California, or the University, to correct inventorship in connection with a group of our U.S. patent rights and to obtain from the University a covenant that it did not and would not claim any right or title to such patent rights and will not challenge or assist any others in challenging such patent rights. In connection with the December 2014 agreement, we agreed to pay to the University the sum of $2.7 million in five payments during 2015. Under the terms of the December 2014 agreement, the payments were due within 60 days of our IPO, and, accordingly, we paid the balance due of $1.8 million prior to August 29, 2015. We accrued the $2.7 million obligation, net of imputed interest of $0.1 million, as of December 31, 2014, and charged it to cost of sales in the year ended December 31, 2014. In addition, beginning with sales on or after January 1, 2015, we agreed to pay the University a payment equal to a low single-digit percentage of worldwide net sales of certain current and future products, including our iStent products, with a required minimum annual payment of $0.5 million. The ongoing royalty payment terminates on the date that the last of the patent rights expires, which is currently expected to be in 2022.

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

We anticipate our net sales will increase as we expand our global sales and marketing infrastructure and continue to increase awareness of our products by expanding our sales base and increasing our marketing efforts. We also expect that our net sales within a fiscal year may be impacted seasonally and reflect seasonality patterns generally consistent with U.S. cataract procedure volumes, which have historically been lighter in the first quarter and stronger in the fourth quarter of a given year.

Cost of sales

Cost of sales reflects the aggregate costs to manufacture our products and includes raw material costs, labor costs, manufacturing overhead expenses and the effect of changes in the balance of reserves for excess and obsolete inventory. We manufacture our iStent products at our new headquarters location in San Clemente, California and, during the transition to this new location, which is expected to be completed by March 31, 2017, at our former Laguna Hills,

California facility, using components manufactured by third parties. Due to the relatively low production volumes of our iStent products, compared to our potential capacity for those products, a significant portion of our per unit costs is comprised of manufacturing overhead expenses. These expenses include quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management.

Cost of sales includes amortization of the $17.5 million intangible asset we recognized in connection with our royalty buyout agreement with GMP in November 2013. The amortization expense was $2.6 million and $2.6 million in the nine month periods ended September 30, 2016 and 2015, respectively, and is estimated to be $3.5 million in 2016, $3.5 million in 2017 and $3.0 million in 2018.

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

Our future gross profit as a percentage of net sales, or gross margin, will be impacted by numerous factors including commencement of sales of products in our pipeline, or any other future products, which may have higher product costs. Our gross margin will also be affected by manufacturing inefficiencies that we may experience as we attempt to manufacture our products on a larger scale, manufacture new products and change our manufacturing capacity or output. Our recent move to our new and larger headquarters and manufacturing facilities in San Clemente, California could result in manufacturing inefficiencies during the transition and a higher cost structure that could negatively affect our gross margin and operating results.  Additionally, our gross margin will continue to be affected by the aforementioned intangible asset amortization and expense related to our December 2014 agreement with the University. We also expect our gross margin to continue to be favorably impacted in 2016 and 2017 by the PATH Act moratorium for 2016 and 2017 on the medical device excise tax.

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

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

	Three Months Ended
	September 30,		% Increase
(dollars in thousands)	2016	2015	(decrease)
Statements of operations data:
Net sales	$29,577	$19,004	56%
Cost of sales	3,886	3,319	17%
Gross profit	25,691	15,685	64%
Operating expenses:
Selling, general and administrative	16,854	11,237	50%
Research and development	7,807	6,173	26%
Total operating expenses	24,661	17,410	42%
Income (loss) from operations	1,030	(1,725)	NM
Total other income (expense), net	269	(332)	NM
Provision for income taxes	140	-	NM
Net income (loss)	$1,159	$(2,057)	NM

Net Sales

Net sales for the three months ended September 30, 2016 and 2015 were $29.6 million and $19.0 million, respectively, reflecting an increase of $10.6 million or 56%.  Net sales in the United States represented $26.9 million and $18.1 million of net sales, respectively, increasing by 49% and accounting for 84% of the overall increase in net sales. Increases in both the number of customer facilities purchasing our iStent products and the average utilization of iStent in our customers’ available MIGS-appropriate procedures accounted for the growth in unit sales in the United States.  International sales for the three months ended September 30, 2016 and 2015 were $2.6 million and $0.9 million, respectively, increasing by 189% and accounting for 16% of the Company’s worldwide net sales increase.  Net sales at our Australian and Canadian subsidiaries accounted for the majority of the increase.  Worldwide, increased unit volume due to increased iStent utilization across our expanding customer base was responsible for the majority of the increase in net sales.

Cost of Sales

Cost of sales for the three months ended September 30, 2016 and 2015 were $3.9 million and $3.3 million, respectively, reflecting an increase of $0.6 million or 17%. Our gross margin for the three months ended September 30, 2016 was approximately 87% compared to approximately 83% in the same period of 2015.  The increased gross margin percentage reflects that our fixed costs within cost of sales, such as certain manufacturing overhead costs and the intangible asset amortization of $0.9 million in both the 2016 and 2015 periods, represent a smaller percentage of the larger 2016 revenue amount.  Also, there is no medical device excise tax in cost of sales for the three months ended September 30, 2016 due to the aforementioned suspension of the excise tax for 2016 and 2017.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended September 30, 2016 and 2015 were $16.9 million and $11.2 million, respectively, reflecting an increase of $5.6 million or 50%. The increase in SG&A expenses was primarily the result of an increase of approximately $3.2 million in salary, stock-based compensation, travel and other costs associated with our increased number of employees, and an increase in SG&A expenses incurred by our foreign subsidiaries of approximately $2.3 million.  Additionally, approximately $0.5 million of the increase resulted from increased marketing expenses for industry meetings and marketing materials, corporate insurance and facilities rent and utility costs.  Offsetting these increases was a $1.6 million reduction in legal and professional services primarily associated with our patent litigation which settled in October 2015.

Research and Development Expenses

R&D expenses for the three months ended September 30, 2016 and 2015 were $7.8 million and $6.2 million, respectively, reflecting an increase of $1.6 million or 26%.  Most of the increase in R&D expenses resulted  from the cost of additional personnel, primarily in our clinical affairs function, required to manage the increased number of clinical studies and associated investigational sites and study investigators.

Other Income (Expense), Net

We had other income, net for the three months ended September 30, 2016 of $0.3 million versus other expense, net for the three months ended September 30, 2015 of $0.3 million.   For the three months ended September 30, 2016, we had interest and other income of $0.3 million and interest and other expense, net of $45,000 compared with interest and other income of $10,000 and interest and other expense, net of $0.3 million for the three months ended September 30, 2015. The increase in interest and other income reflects interest income from our short-term investments and the recognition of unrealized gains on intercompany loans, while the decrease in interest and other expense, net reflects the July 2015 termination and pay off of advances under our Amended Credit Agreement.

Provision for Income Taxes

We recorded a provision for income taxes of $140,000 in the three months ended September 30, 2016, and no provision in the three months ended September 30, 2015, in anticipation of reporting income before taxes for the year ending December 31, 2016.  Therefore, in accordance with authoritative guidance, in the three months ended September 30, 2016, we recorded a $140,000 income tax provision which represents our estimated 2016 effective tax rate of 3.1% applied to our year-to-date pre-tax income.

Comparison of Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended
	September 30,		% Increase
(dollars in thousands)	2016	2015	(decrease)
Statements of operations data:
Net sales	$81,225	$51,424	58%
Cost of sales	11,366	9,394	21%
Gross profit	69,859	42,030	66%
Operating expenses:
Selling, general and administrative	44,262	31,569	40%
Research and development	21,824	18,752	16%
Total operating expenses	66,086	50,321	31%
Income (loss) from operations	3,773	(8,291)	NM
Total other income (expense), net	755	(27,740)	NM
Provision for income taxes	140	-	NM
Net income (loss)	$4,388	$(36,031)	NM

Net Sales

Net sales for the nine months ended September 30, 2016 and 2015 were $81.2 million and $51.4 million, respectively, reflecting an increase of $29.8 million or 58%.  Net sales in the United States represented $74.8 million and $48.4 million of net sales, respectively, increasing by 55% and accounting for 89% of the overall increase in net sales. Increases in both the number of customer facilities purchasing our iStent products and the average utilization of iStent in our customers’ available MIGS-appropriate procedures accounted for the growth in unit sales in the United States.  International sales for the nine months ended September 30, 2016 and 2015 were $6.4 million and $3.1 million, respectively, increasing by 111% and accounting for 11% of the Company’s worldwide net sales increase.  Net sales at our Australian and Canadian subsidiaries accounted for the majority of the increase.  Worldwide, increased unit volume was responsible for the majority of the increase in net sales.

Cost of Sales

Cost of sales for the nine months ended September 30, 2016 and 2015 were $11.4 million and $9.4 million, respectively, reflecting an increase of $2.0 million or 21%. Our gross margin for the nine months ended September 30, 2016 was approximately 86% compared to approximately 82% in the same period of 2015.  The increased gross margin percentage reflects that our fixed costs within cost of sales, such as certain manufacturing overhead costs represent a smaller percentage of the larger 2016 revenue amount.  Also, there is no medical device excise tax in cost of sales for the nine months ended September 30, 2016 due to the aforementioned suspension of the excise tax for 2016 and 2017.  Additionally, sales of our iStent Inject in Australia and Canada, in the first quarter of 2016 only, had no associated cost of sales, as the costs of manufacturing were charged to R&D expense in 2015, prior to regulatory approval and commercial launch in those countries.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2016 and 2015 were $44.3 million and $31.6 million, respectively, reflecting an increase of $12.7 million or 40%. The increase in SG&A expenses was primarily the result of an increase of approximately $4.3 million in personnel, travel and other costs associated with our domestic sales force; an increase in SG&A expenses incurred by our foreign subsidiaries of approximately $4.6 million; and an increase of approximately $2.2 million for additional administrative and marketing personnel.  Additionally, approximately $2.2 million of the increase resulted from increased marketing expenses for industry meetings and marketing materials, corporate insurance and facilities rent and utility costs.  Offsetting these increases was a $3.4 million reduction in legal fees associated with our patent litigation, settled in October 2015.

Research and Development Expenses

R&D expenses for the nine months ended September 30, 2016 and 2015 were $21.8 million and $18.8 million, respectively, reflecting an increase of $3.1 million or 16%. Most of the increase in R&D expenses resulted from the cost of additional personnel, primarily in our clinical affairs function, required to manage the increased number of clinical studies and associated investigational sites and study investigators.  Also contributing to the increase in R&D expenses were higher clinical study costs, which included payments to investigational sites, study investigators and consultants.

Other Income (Expense), Net

We had other income, net for the nine months ended September 30, 2016 of $0.8 million versus other expense, net for the nine months ended September 30, 2015 of $27.7 million.  The 2015 period included a charge of $25.7 million incurred with the deconsolidation of the non-glaucoma related assets of DOSE, and elimination of the noncontrolling interest.  The 2015 period also included a charge of $1.1 million related to a change in fair value of our stock warrant liability.  For the nine months ended September 30, 2016, we had interest and other income of $0.9 million and interest and other expense, net of $0.2 million compared with interest and other income of $0 and interest and other expense, net of $0.9 million for the nine months ended September 30, 2015. The increase in interest and other income reflects interest income from our short-term investments and the recognition of unrealized gains on intercompany loans, while the decrease in interest and other expense, net reflects the July 2015 termination and pay off of advances under our Amended Credit Agreement.

Provision for Income Taxes

We recorded a provision for income taxes of $140,000 in the nine months ended September 30, 2016, and no provision in the nine months ended September 30, 2015, in anticipation of reporting income before taxes for the year ending December 31, 2016.  Therefore, in accordance with authoritative guidance, in the three months ended September 30, 2016, we recorded a $140,000 income tax provision which represents our estimated 2016 effective tax rate of 3.1% applied to our year-to-date pre-tax income.

Liquidity and Capital Resources

Since our inception, and until we achieved net income for the nine months ended September 30, 2016, we have incurred losses and negative cash flow from our operations and, as of September 30, 2016, we had an accumulated deficit of approximately $192.2 million. We have funded our operations to date from the sale of equity securities, issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities and cash generated from net sales. Additionally, on June 30, 2015, we completed our IPO, selling 6.9 million newly issued shares of common stock at $18.00 per share, which raised net proceeds of approximately $113.6 million, after deducting underwriting discounts and commissions of $8.7 million and other related expenses of approximately $1.9 million. We have made and expect to continue to make significant investments in our global sales force and marketing programs. Costs for FDA-approved IDE studies in our industry are expensive as are the costs to develop new products, and we have incurred a significant increase in administrative costs as we operate as a public company. In September 2016, we relocated our corporate headquarters, and a majority of our manufacturing operations, to a new facility in San Clemente, California and as part of that move, incurred costs for leasehold improvements and purchases of additional property and equipment.  We expect to invest significantly more resources into our business using proceeds from the IPO. Accordingly, we may experience net losses in the future and expect that our sales performance will significantly impact our cash management decisions.

At September 30, 2016, we had $93.6 million in cash, cash equivalents and short-term investments. We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and cash generated from sales of our iStent products will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months.  We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, through collaborations or partnerships with other companies or through non-dilutive financing.  We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could materially harm our business, results of operations and future business prospects.

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

The following table is a condensed summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(amounts in millions)	2016	2015
Net cash provided by (used in):
Operating activities	$9.0	$(1.6)
Investing activities	(23.2)	(15.5)
Financing activities	(2.1)	108.1
Exchange rate changes	(0.3)	-
Net (decrease) increase in cash and cash equivalents	$(16.6)	$91.0

At September 30, 2016, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the nine months ended September 30, 2016 and 2015, our operating activities provided $9.0 million and used $1.6 million of cash, respectively, as we transitioned to net income in the 2016 period from a net loss in the 2015 period.

For the nine months ended September 30, 2016, the total net change in operating assets and liabilities reflected cash usage of $4.7 million due to increases in accounts receivable, inventory and prepaid expenses, partially offset by an increase in accounts payable.  More than offsetting this amount were all other non-cash adjustments to reconcile net loss to net cash used in operating activities totaling $9.4 million, primarily consisting of stock-based compensation expense of $6.1 million and depreciation and amortization of $3.4 million.

For the nine months ended September 30, 2015, the total net change in operating assets and liabilities reflected cash usage of $2.2 million due to increases in accounts receivable and inventory, partially offset by an increase in accounts payable.  Other adjustments made to reconcile net loss to net cash used in operating activities totaled $36.6 million and primarily consisted of the $25.7 million loss on the deconsolidation of DOSE.  The remaining adjustments primarily consisted of stock-based compensation expense of $6.3 million and depreciation and amortization of $3.2 million.

Investing Activities

In the nine months ended September 30, 2016, we used cash of approximately $60.7 million for purchases of short-term investments and we received cash of approximately $41.7 million from sales and maturities of short-term investments, for a combined net cash usage of $19.0 million related to short-term investments.  In the nine months ended September 30, 2015, we used $15.0 million in cash for the purchase of the iDOSE product line from DOSE.

In the nine months ended September 30, 2016 and 2015, we used approximately $4.2 million and $0.5 million, respectively, for purchases of property and equipment.  The increase for 2016 is primarily due to leasehold improvements, property and equipment purchased in connection with the move to the new headquarters in San Clemente, California.  We expect to continue to increase our investment in property and equipment in the future as we expand our manufacturing capacity for current and new products, improve our manufacturing efficiency and for overall facility expansion.

Financing Activities

In the nine months ended September 30, 2016, we used cash of $2.1 million in financing activities and in the nine months ended September 30, 2015 financing activities provided cash of $108.1 million.  In the 2016 period, we made secured note payments of approximately $6.7 million and we received cash from stock option and warrant exercises and share purchases under our Employee Stock Purchase Plan totaling $4.6 million.

In the nine months ended September 30, 2015, we received net cash proceeds of $113.6 million from our IPO and $2.1 million from stock option and warrant exercises.  In the nine months ended September 30, 2015, we used $5.6 million for subordinated note payments and $1.9 million to pay off the balance of the revolving line of credit.

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

In the nine month periods ended September 30, 2016 and 2015, we recorded related amortization expense of $2.6 million in cost of sales. Estimated amortization expense will be $3.5 million in 2016, $3.5 million in 2017 and $3.0 million in 2018.

As of September 30, 2016, there was $0.5 million of commitments for capital expenditures related to the Company’s relocation to its new corporate headquarters in San Clemente, California.  The Company anticipates using existing cash resources to satisfy the commitments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for any other contractually narrow or limited purpose. However, from time to time we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims including in connection with certain real estate leases, and supply purchase agreements, and with directors and officers. The terms of such obligations vary by contract and in most instances a maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted, thus no liabilities have been recorded for these obligations on our balance sheets for any of the periods presented.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our third fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Neither we nor any of our subsidiaries is a party to, and none of their respective property is the subject of, any material legal proceeding, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.

Item 1A.  Risk Factors

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, as updated by the risks and uncertainties disclosed in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, which was filed with the SEC on August 4, 2016. Other than changes to the risk factors below related to substantially all of our net sales are generated from iStent sales, manufacturing risks, our primary reliance on a single operational location and the highly competitive nature of the medical device industry, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Quarterly Report on Form 10-Q.

The risks discussed below are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Business

While we were profitable in the most recently completed three quarters, we have incurred significant losses since inception and there can be no guarantee that we will be able to sustain profitability.

While we were profitable in our most recently completed three quarters, since the Company’s inception in July 1998, we have incurred significant operating losses. For the nine months ended September 30, 2016, we had net income of $4.4 million and for the nine months ended September 30, 2015 we had a net loss of $36.0 million. As of September 30, 2016, we had an accumulated deficit of approximately $192.2 million. Losses have resulted principally from costs incurred in our clinical trial, research and development programs and from our general and administrative expenses. Additionally, in 2015, we recorded a charge of $25.7 million incurred with the deconsolidation of the non‑glaucoma related assets of DOSE and elimination of the noncontrolling interest. To date, we have financed our operations primarily through the sale of equity securities, debt financing through a credit line and, cash generated from net sales. We have devoted substantially all of our resources to the research and development of our products, the commercial launch of the iStent, the development of our proprietary sales network, and the assembly of a management team to build our business.

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

Our primary sales-generating commercial product is the iStent, which we began selling in the United States in the third quarter of 2012. We rely heavily upon sales in the United States, which comprised 92% and 94% of our net sales for the nine months ended September 30, 2016 and 2015, respectively. We expect to continue to derive a significant portion of our net sales from sales of the iStent in the United States, even if we are successful in commercializing our iStent products outside the United States, or receive necessary approvals to commercialize the

iStent Inject,  iStent Supra and iDose. Accordingly, our ability to generate net sales is highly dependent on our ability to market and sell the iStent.

We have pioneered MIGS to revolutionize the traditional glaucoma treatment and management paradigm. The iStent is our first MIGS device and we are leveraging our platform technology to build a comprehensive and proprietary portfolio of micro scale injectable therapies designed to address the complete range of glaucoma disease states and progression. MIGS and our MIGS devices may not gain sufficient market acceptance among eye care professionals, patients, healthcare payors and the medical community. There are a number of other available therapies marketed for the treatment of glaucoma, including medication therapies that are well established and are widely accepted by the medical community. There are also other MIGS devices that are in development by third parties that could enter or are entering the market and which may affect adoption or demand for our products. For example, Alcon, Inc. (which acquired Transcend Medical, Inc., a MIGS competitor) obtained FDA approval of its CyPass® suprachoroidal implant, a MIGS device, in August 2016.  With this approval, Alcon immediately took steps to enter the MIGS market and to introduce its product and began to train surgeons. We expect Alcon to commence a full commercial launch of its CyPass device in early 2017.

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

In June 2015 we entered into a sublease for an approximately 37,700 square foot facility located in San Clemente, California that took effect September 1, 2015, as well as a five-year lease for these premises that takes effect January 1, 2017 upon expiration of the sublease.  In September 2016, we relocated our corporate headquarters, and a majority of our manufacturing operations, to this new facility.  Until the new location receives all final regulatory approvals, a portion of our manufacturing operations relating primarily to products sold outside of the United States will remain at our former Laguna Hills, California location, pursuant to a sublease of that space through March 2017.  Once we receive all final regulatory approvals, we will consolidate all of our manufacturing operations to the San Clemente location.  This new location serves as our primary manufacturing location where we manufacture, inspect, package, release and ship nearly all of our final products.  If this facility suffers a crippling event, or a force majeure event, this could materially impact our ability to operate. Further, if we experience delays in the full relocation of our manufacturing facilities or fail to obtain the final regulatory approvals related thereto, we may encounter operational interruptions or incur additional costs that would adversely affect our business, results of operations and financial condition. If we are unable to continue to expand our manufacturing facility in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter operational interruptions, delays or additional costs in achieving our research, development and commercialization objectives, including in obtaining regulatory approvals of our product candidates and meeting customer demand, which could materially damage our business and financial position.  Our move to our new corporate headquarters could also result in a higher cost structure that could reduce our gross margin and negatively affect our operating results.

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

We currently operate primarily at a facility in a single location and any crippling accident, force majeure event or disruption at this facility (including delays in the full relocation of our operations from our former location to our new corporate headquarters) could materially affect our ability to operate and produce saleable products and could shut down our manufacturing capacity for an extended period.

Our principal office was recently relocated to San Clemente, California. We continue to maintain some manufacturing operations relating primarily to products sold outside of the United States at our former Laguna Hills, California facility, pursuant to a sublease of that space through March 2017.  Until the new location receives all final regulatory approvals, a portion of our manufacturing operations will remain at our former Laguna Hills, California location.  Following the full relocation of all of our manufacturing operations to San Clemente, California, we will operate primarily in a single location. Thus, substantially all of our operations will continue to be conducted primarily at a single location, including our manufacturing processes, research and development activities, customer and technical support, and management and administrative functions. In addition, substantially all of our inventory of component supplies and finished goods will be held at a single location. Despite our efforts to safeguard these facilities, including acquiring insurance, adopting environmental health and safety protocols and utilizing off-site storage of computer data, vandalism, terrorism or a natural or other disaster, such as an earthquake, fire or flood, could damage or destroy our manufacturing equipment or our inventory of component supplies or finished goods, cause substantial delays in our operations, result in the loss of key information, and cause us to incur additional expenses, including relocation expenses. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.  Further, if we experience delays in the full relocation of our manufacturing facilities or fail to obtain the final regulatory approvals related thereto, we may encounter operational interruptions or incur additional costs that could adversely affect our ability to operate and produce saleable products and could shut down our manufacturing capacity for an extended period.

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

Some third‑party payors in the United States, including Medicaid and certain commercial payors, have developed policies that deny coverage for the MIGS procedure using the iStent. To support changes in these policies, we may need to conduct prospective, randomized controlled clinical trials and present data from such trials to these payors to demonstrate the medical necessity or cost‑effectiveness of the iStent. There can be no assurance that coverage for our products will be expanded. In addition, those private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for MIGS procedures performed with the iStent, though we cannot predict whether coverage will be sufficient or if there will be coverage at all. Failure to obtain favorable payor policies could have a material adverse effect on our business and operations.

We believe that Medicare coverage and existing coverage by third-party payors represents more than 90% of our target patient population. U.S. third-party payors representing more than 90% of individuals covered by commercial insurance currently reimburse the iStent procedure. While we anticipate gaining coverage and reimbursement from additional third‑party payors, we cannot guarantee that we will be successful or that coverage and reimbursement will be at levels that support continued penetration and usage by our customers. Moreover, compliance with the administrative procedures and requirements of third‑party payors may result in delays in processing approvals by those third‑party payors for customers to obtain coverage and reimbursement for procedures using the iStent. Failure to secure or maintain adequate coverage or reimbursement for procedures using the iStent by third‑party payors, or delays in processing approvals by those payors, could result in the cancellations of procedures to insert the iStent in combination with cataract surgery, resulting in the loss of net sales from these procedures. If these issues remain unresolved, they could have a material adverse effect on our business, financial condition and operating results.

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

The medical device industry is highly competitive and subject to rapid technological, market and product-related changes. Until recently, our iStent was the only MIGS device approved for sale in the United States by the FDA. Thus, we had for several years commercialized the iStent in the United States without any direct MIGS competitors. Recently, however, another MIGS device competitive with iStent was approved by the FDA. As a result, we will have new direct MIGS competition. Many of our current and potential competitors (including MIGS competitors) are large publicly traded companies or divisions of publicly traded companies and have several competitive advantages. If our competitors are better able to develop and market products that are safer, more effective, less costly or otherwise more attractive than the iStent or any new products that we may develop, our commercial opportunity may be reduced or eliminated.

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

Until recently, our iStent was the only MIGS device approved for sale in the United States by the FDA. Thus, we had for several years commercialized the iStent in the United States without any direct MIGS competitors. Alcon, Inc. (which acquired Transcend Medical, Inc., a MIGS competitor) obtained FDA approval of its CyPass® suprachoroidal implant, a MIGS device, in August 2016. With this approval, Alcon immediately took steps to enter the MIGS market and to introduce its product and began to train surgeons. We expect Alcon to commence a full commercial launch of its CyPass device in early 2017. As a result, we will have new direct MIGS competition. We are aware of several other companies, including Allergan plc (which recently acquired AqueSys, Inc., a MIGS competitor), Santen Pharmaceutical Co., Ltd. (which recently announced its intention to acquire InnFocus, Inc., a MIGS competitor) and Ivantis Inc. that are conducting FDA-approved investigational device exemption (IDE) clinical trials or have filed for regulatory approval of MIGS devices. If these MIGS products or other products that may be developed receive regulatory approval, we will have additional, new direct MIGS competitors. These new MIGS products could demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our iStent or other products under development. If approved for marketing, these devices will compete directly with the iStent and our products under development. If any of these products, or any other alternative technologies, gain market acceptance, this may reduce demand for our primary product, the iStent, as well as for our products in development. Demand for the iStent or our future products may decline if such a product or technology were introduced, and our business may be harmed.

Many of our current and potential competitors (including MIGS competitors) are large publicly traded companies or divisions of publicly‑traded companies and have several competitive advantages, including:

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

As of December 31, 2015, we had net operating loss carryforwards of approximately $118.4 million for U.S. federal income tax purposes and approximately $98.0 million of net operating loss carryforwards for state income tax purposes.  The federal and state net operating loss carryforwards begin to expire in 2018 and 2016, respectively. At December 31, 2015, we had federal and state research and development carryforwards of approximately $4.6 million and $5.1 million, respectively, which begin to expire in 2021 for federal purposes and carry over indefinitely for state purposes. We have recorded a full valuation allowance against these tax attributes because we believe that uncertainty exists with respect to the future realization of the tax attributes as well as with respect to the amount of the tax attributes that will be available in future periods. To the extent available, we intend to use these net operating loss carryforwards to offset future taxable income associated with our operations. There can be no assurance that we will generate sufficient taxable income in the carryforward period to utilize any remaining net operating loss carryforwards before they expire.

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

In the United States, before we can market a new medical device, or a new use of, new claim for, or significant modification to, an existing product, we must first receive either clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act (FDCA) or approval of a premarket approval application (PMA) from the FDA, unless an exemption applies. The process of obtaining PMA approval, which was required for the iStent, is much more costly and uncertain than the 510(k) clearance process. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, in order to clear the proposed device for marketing. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence. In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre‑clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices for which the 510(k) process cannot be used and that are deemed to pose the greatest risk.

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

In October 2013, the European Parliament approved a package of reforms to the European Commission’s proposals. Under the revised proposals, only designated “special notified bodies” would be entitled to conduct conformity assessments of high‑risk devices. These special notified bodies will need to notify the European Commission when they receive an application for a conformity assessment for a new high‑risk device. The Commission will then forward the notification and the accompanying documents on the device to the Medical Devices Coordination Group for an opinion. These new procedures may result in the re‑assessment of our existing medical devices, or a longer or more burdensome assessment of our new products. We anticipate that further amendments to this proposal may be agreed upon as a compromise among the various EU legislative bodies before the final regulation on medical devices is adopted, most likely in 2017.

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

•

the federal physician sunshine requirements under PPACA, which require certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members. Manufacturers must submit such reports by the 90th day of each subsequent calendar year; and

•

state law equivalents of each of the above federal laws, such as anti‑kickback and false claims laws that may apply to items or services reimbursed by any third‑party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.

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

Our executive officers, directors and stockholders holding more than 5% of our outstanding common stock currently collectively own or control a significant amount of our outstanding common stock. As a result, our executive officers, directors and stockholders holding more than 5% of our outstanding common stock, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also have the effect of delaying or preventing a change in control of us, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on November 14, 2016.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chief Executive Officer and President

By:	/s/ RICHARD L. HARRISON
Richard L. Harrison
Treasurer, Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)