Form 10-K
period 2016-12-31
GLAUKOS Corp
filed 2017-03-15
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒   No  ☐

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common stock as reported on The New York Stock Exchange, was $679.0 million.

The number of shares of the Registrant’s common stock outstanding as of March 13, 2017 (latest practicable date) was 34,232,881 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 2016.

We use Glaukos, our logo, iStent,  iStent Inject,  iStent Supra,  iPrism,  iDose,  MIGS and other marks as trademarks. This report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

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

ii

PART I

ITEM 1.BUSINESS

Overview

We are an ophthalmic medical technology company focused on the development and commercialization of products and procedures designed to treat glaucoma, one of the world’s leading causes of blindness. We developed Micro‑Invasive Glaucoma Surgery (MIGS) to serve as an alternative to the traditional glaucoma treatment and management paradigm. We launched the iStent, our first MIGS device, in the United States in July 2012 and we are developing additional products designed to treat glaucoma.

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

Reducing intraocular pressure is the only proven treatment for glaucoma. Glaucoma has traditionally been treated through a range of approaches that often require patients to use multiple types of prescription eye drops for the rest of their lives, and sometimes undergo complex and invasive eye surgery. Unfortunately, these medications can be ineffective over time due to patient noncompliance and other factors. Complex and invasive glaucoma surgical options are typically reserved for more advanced glaucoma and have remained largely unchanged since the 1970’s.

We developed MIGS to address the shortcomings of traditional glaucoma treatment options. MIGS procedures involve the insertion of a micro‑scale device from within the eye’s anterior chamber through a small corneal incision. MIGS devices are designed to reduce intraocular pressure by restoring the natural outflow pathways for aqueous humor.

The iStent was the first commercially available MIGS treatment solution. FDA‑approved for insertion in combination with cataract surgery, the iStent procedure is currently reimbursed by Medicare and a majority of commercial payors.

We are developing three additional pipeline products: the iStent Inject, the iStent Supra and iDose. The iStent Inject includes two stents pre‑loaded in an auto‑injection inserter. We are developing two versions of this product: the first is currently being studied for lowering intraocular pressure in conjunction with cataract surgery in a U.S. investigational device exemption (IDE) pivotal trial; and the second is currently being studied in an initial U.S. IDE study as a standalone treatment for lowering intraocular pressure. The iStent Supra is designed to access an alternative drainage space within the eye and is now in a U.S. pivotal IDE trial. iDose is a drug delivery system that is designed to be implanted in the eye to continuously deliver therapeutic levels of medication for extended periods of time to lower intraocular pressure in glaucoma patients.  A U.S. investigational new drug (IND) Phase II study of our Travoprost Intraocular Implant using the iDose delivery system is currently underway.

Our corporate headquarters and production facilities are located in San Clemente, California, and as of December 31, 2016, we had 264 employees. We have built and are continuing to grow our commercial organization, which includes a direct sales force in the United States and 12 other countries, as well as distribution partners in regions of Europe, Asia Pacific, Latin America and other targeted international geographies. Information about geographic revenue is set forth in Note 12 of our notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our net sales increased to $114.4 million in 2016 from $71.7 million in 2015 and $45.6 million in 2014, and we achieved net income of $4.5 million for the year ended December 31, 2016, compared with net losses of $38.3 million and $14.1 million for the years ended December 31, 2015 and 2014, respectively.

Glaucoma Treatment Overview and Limitations

Glaucoma and the eye’s drainage system

Glaucoma is a group of eye diseases characterized by progressive, irreversible and largely asymptomatic vision loss in which elevated levels of intraocular pressure are often associated with optic nerve damage. While some glaucoma patients do not experience an increase in intraocular pressure, it is widely considered a major risk factor in glaucoma’s progression and reduction in intraocular pressure is the only clinically proven treatment. Elevated intraocular pressure occurs when aqueous humor is not circulating normally and properly draining from the front part of the eye. Normally, this fluid flows through the trabecular meshwork, an area of spongy mesh‑like tissue in the eye located around the base of the cornea, and into Schlemm’s canal, a circular channel in the eye that collects the aqueous humor and delivers it back into the bloodstream. This trabecular meshwork pathway is also known as the conventional outflow pathway.

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

Open‑angle glaucoma is the most common type of glaucoma. In open‑angle glaucoma, structures of the eye may appear normal, but aqueous humor outflow through the trabecular meshwork and into Schlemm’s canal is reduced due to gradual degeneration and obstruction. Direct causes of this blockage are unknown, but the disease is linked to age, ethnicity and hereditary factors. Loss of aqueous humor drainage leads to increased resistance and thus a chronic, painless buildup of pressure in the eye.

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

An eye doctor will monitor optic nerve damage by tracking the cup to disc (C:D) ratio. This exam measures the diameter of the optic disc (the round area in back of the eye where retinal nerve fiber layers collect to form the optic nerve) relative to the diameter of the optic cup (the center of the optic disc). Expansion and deepening of this optic cup indicates damage. Visual field, or perimetry, tests are used to check for peripheral vision impairment in one or more quadrants. Once diagnosed, the treatment goal in all cases is to control intraocular pressure. Glaucoma progression stages are described in the following chart.

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

Where medication therapy and laser treatment are unsuccessful in managing glaucoma, invasive surgical procedures such as trabeculectomies or implantation of tube shunts are performed, usually as outpatient procedures. In a trabeculectomy, the surgeon cuts open the conjunctiva and sclera to create flaps, and removes a plug of scleral tissue and sometimes a portion of the trabecular meshwork to create an opening into the anterior chamber. The conjunctiva and scleral flaps are sutured back down and a small blister, or bleb, is created between the conjunctiva and sclera. The surgery results in a new drainage channel that allows increased outflow of aqueous humor into the bleb. While some patients experience significant reductions in intraocular pressure, trabeculectomy failure rates can approach 50% according to published research. A common complication is scarring, which can prevent fluid drainage from the eye and interfere with the proper function of the bleb. If the bleb doesn’t work properly, more surgery may be needed. Among the other complications associated with trabeculectomies are blurred vision, bleeding in the eye, bleb leaks, low intraocular pressure, or hypotony, infection, persistent corneal edema, choroidal detachment and cataract development. Implantations of tube shunts, devices that divert the aqueous humor from the anterior chamber, are generally reserved for eyes in which a trabeculectomy has failed or has a poor likelihood of success. A tube shunt surgery is similar to a trabeculectomy, except that the device’s tube is inserted through the scleral channel to maintain the channel, and the device’s reservoir end is placed deep under the conjunctiva to maintain the drainage space. While invasive glaucoma surgery often leads to significant reductions in intraocular pressure, it is associated with high long‑term failure rates, long recovery times and significant complication risks. Additionally, as with laser treatment, the effects may dissipate over time, requiring additional procedures, and medication therapy may still be required post‑treatment.

We believe that because of the limitations of medications and laser and the morbidity associated with invasive surgical therapies, a clear unmet medical need exists in the management of open‑angle glaucoma patients.

Our Products

We pioneered the development of MIGS in order to address the shortcomings of current pharmaceutical and surgical options.

In contrast to invasive surgical approaches, MIGS procedures access the anterior chamber of the eye through small corneal incisions or penetrations. MIGS procedures are designed to reduce intraocular pressure by restoring the natural physiologic pathways for aqueous humor outflow while preserving more eye tissue and allowing for faster recovery times and fewer complications than invasive glaucoma surgical options.

We launched our first micro‑scale MIGS treatment solution, the iStent, in the United States following FDA approval in June 2012. The iStent was the first FDA‑approved surgical device available for insertion in conjunction with cataract surgery for the reduction of intraocular pressure in adult patients with mild‑to‑moderate open‑angle glaucoma. The iStent is a micro‑bypass stent made of surgical‑grade non‑ferromagnetic titanium that is coated with heparin and is 1.0 mm long and 0.33 mm wide. Packaged in a sterile, pre‑loaded configuration, the iStent is inserted through the small corneal incision made during cataract surgery and placed into Schlemm’s canal, a circular channel in the eye that collects aqueous humor and delivers it back into the bloodstream. Once inserted, the iStent is designed to improve aqueous humor outflow while fitting naturally within Schlemm’s canal. The ergonomic rail design protects and accesses underlying collector channels while the iStent’s three retention arches help ensure secure placement. The iStent is currently approved only for insertion in conjunction with cataract surgery because this was the product usage in the U.S. IDE clinical trial information that was included in the premarket approval (PMA).

The iStent is rated “MRI Conditional” by the American Society for Testing and Materials. This means that a patient implanted with the iStent can be scanned via magnetic resonance imaging (MRI) under the following conditions specified on the product label: static magnetic field of 3‑Tesla or less, and maximum spatial magnetic field gradient of 4,000‑Gauss/cm or less. Therefore, it may not be safe for iStent recipients to undergo MRIs in environments that do not match these specified conditions.  Following implantation of an iStent, the surgeon is instructed to provide to the patient a wallet‑sized patient identification card citing the model and serial number of the device, implant date, and surgeon’s name along with the aforementioned MRI conditions. The surgeon is also instructed to advise the patient that the patient identification card contains important information related to the iStent and that the card should be shown to their current and future health care providers.

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

Our Pipeline

We are developing three additional pipeline products: the iStent Inject, the iStent Supra and iDose.

iStent Inject trabecular micro‑bypass stent.  The iStent Inject is approximately one‑third the size of the iStent and relies on a similar fluidic method of action to improve aqueous humor outflow into Schlemm’s canal and reduce intraocular pressure. Packaged in a two‑stent, preloaded, auto‑inject mechanism, the iStent Inject is designed to allow the surgeon to inject these stents into multiple trabecular meshwork locations through a single corneal entry with the goal of achieving greater intraocular pressure reduction. We are developing two versions of this product. One version of the iStent Inject is currently being evaluated in a pivotal U.S. IDE clinical trial for the reduction of intraocular pressure in mild‑to‑moderate open‑angle glaucoma in combination with cataract surgery. A second version of the iStent Inject is designed to make its own self‑sealing corneal needle penetration to achieve insertion without an incision. An initial U.S. IDE study is currently underway to evaluate this second version of the device as a standalone procedure in glaucoma patients who are not undergoing concurrent cataract surgery. The iStent Inject has been approved for marketing in the European Union, Canada, Brazil and certain other countries, primarily in the Middle East. In these markets, it is approved for use in conjunction with cataract surgery or as a standalone procedure. It is also approved in Australia in combination with cataract surgery. In 2016, the iStent Inject was commercially available in Germany, Canada, Australia and South Africa.

The image below left is the iStent Inject injection system, pre‑loaded with two iStent Inject devices; the image below center is a magnified view of two iStent Inject devices; the image below right shows two iStent Inject devices on a penny (inside circle).

iStent Supra suprachoroidal micro‑bypass stent.  The iStent Supra is designed to reduce intraocular pressure by accessing the suprachoroidal space in the eye, an area that we estimate is responsible for 20% of its total aqueous outflow. A U.S. pivotal IDE trial for the iStent Supra used in conjunction with cataract surgery to lower intraocular pressure is underway. The iStent Supra device has already been approved for marketing in the European Union and certain other countries, primarily in the Middle East.

The image below left is a magnified view of the iStent Supra; the image below center illustrates the iStent Supra device implanted into the suprachoroidal space of the eye; the image below right shows the iStent Supra device on the tip of a finger (inside circle).

iDose.  The iDose is a targeted injectable drug delivery system that is based on our micro‑scale platform. The iDose is an implant that is designed to be pre‑loaded into a small gauge needle and injected into the eye via a self‑sealing corneal needle penetration, where it is secured within the eye. Once secured in the eye, the iDose implant is designed to continuously deliver therapeutic levels of medication from within the eye for extended periods of time. The titanium implant is similar in size to the Company’s other proprietary MIGS devices. The implant is capped with a membrane that is designed for continuous controlled drug elution into the anterior chamber. When depleted, the implant can be removed and replaced in a similar, subsequent procedure. Glaukos has designed the product to be an alternative to chronic, daily prescription eye drop treatments, which may have high rates of patient noncompliance and cause long‑term ocular surface damage to glaucomatous eyes.

In November 2015, the Company submitted an Investigational New Drug (IND) application to the FDA seeking authorization to study the iDose delivery system for investigational use in the reduction of elevated intraocular pressure in patients with glaucoma. In December 2015, the FDA notified the Company that it was allowing the Phase II IND clinical trial to proceed. In this Phase II clinical trial, the iDose implant is filled with a special formulation of travoprost, a prostaglandin analog used to reduce elevated intraocular pressure. In early 2016, the Company commenced the randomized, 12-week masked Phase II clinical trial, which is designed to assess the safety and preliminary efficacy of two models of the iDose delivery system with different travoprost elution rates compared to topical timolol maleate ophthalmic solution, 0.5%.

Research & Development

Our research and development efforts are focused primarily on continuous improvement of our iStent designs and injector systems and improvements to our proprietary MIGS platform. Our research and development objectives are:

•

To advance glaucoma patient care through continuous improvement of the MIGS platform, to provide a viable MIGS alternative to lifelong medication regimens and invasive surgical procedures for intraocular pressure management; and

•

To introduce micro‑scale injectable therapies—including our iStent Inject,  iStent Supra and iDose pipeline products—that can be performed in minor surgical suites or in‑office settings with topical anesthetic.

As of December 31, 2016, our research and development team consisted of 76 employees. Our research and development process is supported by multiple clinical research programs and regulatory affairs activities. We currently have 21 prospective clinical trials underway. Our research and development expenses were approximately $29.2 million, $25.0 million and $19.2 million in the years ended December 31, 2016, 2015 and 2014, respectively. We expect our research and development expenditures to increase as we continue to devote significant resources to clinical trials and regulatory approvals of our new products.

Sales and Marketing

In the United States, we sell our products through a direct sales organization that, as of December 31, 2016, consisted of 76 sales professionals, including regional business managers, sales directors, clinical relations personnel and reimbursement specialists. Our sales organization is primarily responsible for training ophthalmic surgeons on the iStent procedure, helping these physicians integrate the technology into their practices and providing resources to support reimbursement, while also identifying and supporting investigational sites for clinical trials of our pipeline technologies. We continue to recruit experienced sales professionals with extensive sales and/or clinical experience in ophthalmic medical technologies.

We invest significant time and expense to provide comprehensive training to our sales professionals so that they are proficient in all aspects of our iStent technologies, including features and benefits, procedure techniques and reimbursement. In addition, we provide technical education regarding the eye’s anatomy, glaucoma diagnosis, disease states and treatment, and cataract surgery.

Outside the United States, we sell our products through direct sales organizations in 12 countries and a network of distribution partners in other markets. As of December 31, 2016, our direct sales organization outside the United States consisted of 42 sales professionals.  We continually monitor our international sales progress and consider conversion to a direct sales approach on a country‑by‑country basis, depending on our assessment of market conditions, net sales and profitability trends, reimbursement coding and coverage potential, and other factors. As of December 31, 2016, we had agreements with approximately 19 distributor organizations. No single distributor accounted for more than 10% of our total net sales for the years ended December 31, 2016, 2015 or 2014.

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

Category III codes expire five years after the date they become effective. Prior to expiration, there are two options: submit an application to convert to a Category I code; or submit an application for a five year extension of Category III status. CPT code 0191T, which describes the insertion of the iStent and iStent Inject devices, first became effective in 2008. Prior to expiration, an application for a five-year extension was approved in 2012 and was set to expire on December 31, 2018. Our application for another extension of the Category III status of code 0191T was approved in early 2017 and expires on December 31, 2023.

We also applied for and obtained a temporary Category III CPT code 0253T, which describes the insertion of the iStent Supra device, in 2011. An application for a five-year extension was approved at the same time as the application for the extension of CPT code 0191T. Our application for another extension of the Category III status of code 0253T was approved in early 2017 and expires on December 31, 2023.

The iStent is approved by the FDA for reduction of intraocular pressure in adult patients with mild‑to‑moderate open‑angle glaucoma undergoing cataract surgery who are currently treated with prescription eye drops. Based on data released by Centers for Medicare & Medicaid Services (CMS) regarding total cataract surgery volume in the Medicare Fee for Service program and data published by Market Scope, we estimate that Medicare pays for approximately 80% of all cataract surgeries performed in the United States.

We estimate that 20% of patients who meet the FDA indication for iStent insertion are covered by private health insurance companies, and we have secured positive coverage policies for iStent insertion with many of these private payors. As of December 31, 2016, we had secured reimbursement for the iStent insertion for more than 95% of individuals covered by private insurance. These include United HealthCare, CIGNA, Aetna, Blue Cross and Blue Shield (BCBS), Anthem, Humana and Tricare. The positive coverage by the BCBS plans is primarily a result of medical policy issued by the BCBS Association (national) in October 2013 stating that iStent insertion is considered medically necessary for mild‑to‑moderate open‑angle glaucoma patients undergoing cataract surgery. While BCBS plans, which are independent licensees, are not required to follow BCBS national guidelines, the majority of the plans do so. We continue to work with private insurance providers in an effort to broaden coverage for the iStent  procedure.

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

For iStent insertion and cataract procedures performed in HOPDs, the Medicare fee-for-service facility reimbursement is a single, all‑inclusive payment. We estimate that approximately 25% of U.S. iStent procedures are currently performed in HOPDs and that a majority of these procedures are reimbursed through traditional Medicare fee‑for‑service.

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

Reimbursement for future products

We have also filed and received approval of applications for CPT codes that describe our pipeline iStent devices. Our application for a CPT code to describe insertion of the iStent Supra was approved by the American Medical Association, or AMA, in 2011 resulting in the creation of a temporary Category III CPT code 0253T. Our application for another extension of the Category III status of code 0253T was approved in early 2017 and expires on December 31, 2023.  Our application for a CPT code to describe the insertion of additional trabecular meshwork stents (as with the

iStent Inject procedure) was approved by the AMA in early 2014 resulting in the creation of Category III CPT code 0376T. While this code was available beginning on January 1, 2015, for the reporting of procedures in which more than one iStent is inserted in the same eye, it currently does not result in any incremental facility or professional fee payment from Medicare. In addition, it is unclear whether any other third‑party payor will cover the insertion of a second stent or that payment for a second stent will be adequate.  Our application for an extension of the Category III status of code 0376T was approved in early 2017 and expires on December 31, 2023.

Reimbursement outside the United States

Outside the United States, reimbursement levels vary significantly by country, and by region within some countries. Reimbursement is obtained from a variety of sources, including government-sponsored and private health insurance plans, and combinations of both. Some countries will require us to gather additional clinical data before granting or expanding coverage and reimbursement for our products. It is our intention to complete the requisite clinical studies and obtain coverage and reimbursement approval beyond what we have today in countries where it makes economic sense to do so.

Reimbursement in Europe

In most of the developed European countries, healthcare is funded by the central government. In general, obtaining broad‑based reimbursement and adequate payment for new technologies is more difficult in these markets than in the United States. As with the United States, high‑quality, peer-reviewed published clinical data (i.e., randomized, controlled trials) is required to obtain coverage. However, most of the developed European countries require new medical technologies to not only be safe and effective, but also to be able to demonstrate clinical benefits that outweigh the costs when compared to the standard of care.  We are in the early stages of commercialization in Europe.

In Germany healthcare is a universal right, and approximately 90% of the population is covered under the Statutory Health Insurance (SHI) or public plan and coverage decisions and payments  are decentralized. Physicians who treat SHI patients must belong to a Kassenärztliche Vereinigung (KV) or Physicians Association. There are 17 KVs in Germany, and the KVs are responsible for negotiating the budget with the State Sickness Fund for physician and facility payments for outpatient procedures in their region. With several KVs, an application must be made to the KV by a surgeon in that area who wishes to perform the procedure. In some cases, the addition of a new outpatient procedure can create budget issues and there can be a delay while the KV negotiates additional funds with the State Sickness Fund to cover payment for the new procedure.

Surgeons in each of the states continue to work to gain KV approval of the iStent and iStent Inject so that claims are processed smoothly. While the majority of claims submitted to KVs in 2016 were processed and paid, some were denied. We are working with reimbursement consultants in Germany who have a successful track record of securing adequate payment for new medical technologies.

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

Reimbursement in other regions

In Australia, the iStent and iStent Inject were initially included on the Department of Health’s (ADOH) prosthesis listing, which provided for a separate reimbursement payment for these devises. Recently, the Australian government began a comprehensive review of the approximate 5,600 items on the Medicare Benefits Schedule (MBS), including the prosthesis listing, in an effort to ensure all MBS items can be aligned with contemporary clinical evidence and practice and improve health outcomes for patients. In connection with this review, the Company was advised that effective May 1, 2017, the iStent and iStent Inject would no longer be reimbursed under the current code. The ADOH is considering several other approaches for providing reimbursement for the iStent and iStent Inject. It is unclear at this time what impact this change in MBS coding could have on Australian iStent and iStent Inject sales. The Company is in active discussions with the ADOH regarding this change.

In New Zealand, the vast majority of the population is covered under a publicly‑funded, universal‑coverage health system, with services provided by public, private and non‑governmental sectors. We have yet to achieve significant success with any of the public and major private payors in New Zealand. In Canada, the iStent and iStent Inject are paid through individual hospital budgets for glaucoma implants. We have yet to achieve a special funding pathway for iStent and iStent Inject in Canada and we will be subject to the limitations of individual hospital budgets unless and until Canadian Provinces provide a special funding pathway for our products.

In Japan, iStent was awarded reimbursement approval in December 2016.

Competition

Until recently, our iStent was the only MIGS device approved for sale in the United States by the FDA. Thus, we had for several years commercialized the iStent in the United States without any direct MIGS competitors. Alcon, Inc. (which acquired Transcend Medical, Inc., a MIGS competitor) obtained FDA approval of its CyPass® suprachoroidal implant, a MIGS device, in August 2016. The CyPass device is indicated for use in conjunction with cataract surgery for the reduction of IOP in adult patients with mild to moderate primary open-angle glaucoma. With this approval, Alcon commenced a commercial launch of its competitive MIGS device, the CyPass. In November 2016, Allergan plc (which acquired AqueSys, Inc., a MIGS competitor) obtained FDA approval of its Xen®  Glaucoma Treatment System for use in the U.S., which is indicated for the management of refractory glaucoma, where previous surgical treatment has failed or in patients with primary open angle glaucoma, and pseudoexfoliative or pigmentary glaucoma with open angles that are unresponsive to maximum tolerated medical therapy. With this approval, Allergan has entered the MIGS space and commenced a commercial launch of its Xen device. We are aware of several other companies, Santen Pharmaceutical Co., Ltd. (which recently acquired InnFocus, Inc., a MIGS competitor) and Ivantis Inc., that are conducting FDA‑approved investigational device exemption (IDE) clinical trials or have filed for regulatory approval of MIGS devices. If these approved MIGS products or other products that may be developed receive regulatory approval, we will have additional, new direct MIGS competitors. These new MIGS products could achieve greater commercial acceptance, demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our iStent or our other products under development, which may reduce demand for our primary product, the iStent, as well as for our products in development.

We also compete with the use of prescription eye drop therapies that currently dominate the glaucoma treatment marketplace. We also compete with manufacturers of medical devices used in other surgical therapy procedures for treating glaucoma, including lasers as well as more complex and invasive surgeries from companies including Alcon, Inc., Abbott Medical Optics Inc., Allergan plc, STAAR Surgical Company, Lumenis Ltd., NeoMedix, Inc. and Ellex Medical Lasers Limited. Alcon, Inc. and Abbott Medical Optics Inc. are the leading manufacturers of aqueous shunts, and Alcon, Inc. markets the EX‑PRESS Glaucoma Filtration Device. Lumenis Ltd. is a leading manufacturer of selective laser trabeculoplasty equipment. Neomedix, Inc. markets an electrosurgical device, and Ellex Medical Lasers Limited markets a canaloplasty device that some physicians employ to lower intraocular pressure in glaucoma.

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

Facilities, Manufacturing and Distribution

In September 2016, we relocated our corporate headquarters and a majority of our manufacturing operations to an approximately 37,700 square foot facility located in San Clemente, California pursuant to a lease that expires on December 31, 2021. Until the new location receives all final regulatory approvals, a portion of our manufacturing operations relating primarily to products sold outside of the United States will remain at our former Laguna Hills, California location, pursuant to a sublease of that space through the end of March 2017. Once we receive all final regulatory approvals, we plan to consolidate all of our manufacturing operations at the San Clemente location. This new location serves as our primary manufacturing location where we manufacture, inspect, package, release and ship nearly all of our final products. All of our headquarters‑based employees, including our manufacturing and distribution employees, work at these facilities. While these facilities are sufficient for our current needs, we will require additional space as our business expands. Accordingly, in January 2017, we entered into an additional lease for an approximately 39,300 square foot facility located adjacent to our San Clemente, California corporate headquarters. This new lease will become effective on April 1, 2017 and expire on December 31, 2021. Our international subsidiaries also lease facilities in Australia, Brazil, Canada, Germany, Japan and the United Kingdom.

We manufacture, inspect, package and ship finished products from our San Clemente and Laguna Hills facilities. We source components used in our proprietary manufacturing process from outside vendors and we assemble them to produce iStent devices and disposable insertion instruments. These components include both off‑the‑shelf materials and custom made parts. The iStent device and some insertion instrument components are supplied by single vendors. While we believe that there are at least several other vendors that could make any one of these items, we strive to maintain a minimum inventory of three to six months’ supply to help mitigate any supply interruptions. We source the heparin used in our iStent heparin coating from one supplier. We maintain a stock of several years’ worth of heparin material and have FDA approval to retest and extend the shelf life of the material indefinitely for U.S. product.

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

Patents

As of December 31, 2016, we owned or exclusively licensed in certain fields of use 137 issued patents, of which we owned 55 that were issued in the United States and 69 that were issued outside of the United States, and 77 pending patent applications, of which we owned 20 that were filed in the United States and 27 that were filed outside of the United States. We also granted to DOSE Medical (DOSE) certain exclusive rights and licenses outside our licensed fields of use under certain of our owned patents and patent applications. Our issued patents that protect our commercial products and current product pipeline will expire between 2020 and 2033. While we have pursued and continue to pursue patent protection for our technologies, we may, from time to time, abandon certain patents and patent applications for business reasons.

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

Trademarks

Glaukos, our logo, iStent, iStent Supra,  iStent Inject and iPrism are registered trademarks of our company in the United States. We also have pending trademark applications for iBrid,  iDose,  iDose TR, and iLute in the United States.  Glaukos, iDose,  iPrism,  iStent and iStent Inject are registered or pending trademark applications in the following jurisdictions: Argentina, Australia, Brazil, Canada, Columbia, European Union, Japan, Mexico and Switzerland.  Glaukos, iDose,  iStent and iStent Inject are registered or pending trademark applications in Chile.  iStent Supra is a registered trademark in the European Union.  We also use MIGS as an unregistered trademark.

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

In November 2013, we entered into an agreement with GMP (the Buyout Agreement) pursuant to which we bought out all remaining royalties payable to GMP in exchange for the issuance of $17.5 million in promissory notes payable to GMP and a party related to GMP. The promissory notes were paid off in full as of December 31, 2016. The Buyout Agreement also calls for a payment of up to $2.0 million in the event of a sale of the Company meeting certain criteria. For additional information relating to the terms of these notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.”

In December 2014, we entered into an agreement with The Regents of The University of California (the University) to quiet title to our entire ownership of certain patents and patent applications, or the Patent Rights, to which Dr. Richard Hill contributed while he was both a consultant for us and a faculty member at the University. In connection with the agreement, we agreed to pay to the University $2.7 million in 2015 and to make periodic payments to the University equal to a low single‑digit percentage of worldwide net sales, beginning in 2015, of certain current and future products, including our iStent products, with a required minimum annual payment of $500,000 during the term of the agreement. The University has a security interest in all tangible assets owned by us. Our agreement with the University will expire upon the expiration of the last to expire of the Patent Rights, which is currently expected to be in 2022.

On October 29, 2015, we entered into the settlement agreement with Transcend Medical, Inc. (Transcend, which was subsequently acquired by Alcon, Inc., a division of Novartis International AG, which is a publicly traded multinational pharmaceutical company based in Basel, Switzerland) whereby we granted Transcend a covenant not to sue for patent infringement in connection with certain Transcend products and released Transcend from any and all liability for past infringement of our patents. Transcend granted us a conditional covenant not to challenge the validity or enforceability of any of our patents, and agreed to make royalty payments equal to 1% of future net sales of certain Transcend products in countries where we have patent protection. Transcend’s royalty obligation continues until April 8, 2022, or up to a maximum aggregate payment amount of $6.0 million, whichever occurs first. In connection with entering into the settlement agreement, we agreed to pay the University 33% of any payments we receive from Transcend pursuant to the settlement agreement.

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

U.S. government regulation—medical devices

Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the Federal Food, Drug and Cosmetic Act (FDCA) also referred to as a 510(k) clearance, or approval from the FDA of a premarket approval (PMA) application. Both the 510(k) clearance and PMA processes can be expensive, and lengthy, and require payment of significant user fees, unless an exemption is available.

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

The steps required before a drug may be approved for marketing in the United States generally include:

•	completion of preclinical laboratory tests and animal tests conducted in compliance with the FDA’s Good Laboratory Practices;
•	the submission to the FDA of an investigational new drug application (IND) which must become effective before human clinical trials commence in the United States;
•	approval by an IRB at each clinical trial site before each trial may be initiated;
•	obtaining informed consent from the participants in a clinical trial;
•

performance of adequate and well‑controlled human clinical trials to establish the safety and efficacy of the product for each intended use and conducted in accordance with Good Clinical Practices (GCP);

•	the submission to the FDA of a new drug application (NDA) seeking marketing authorization for the drug product;
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

The investigational new drug process

An IND is a request for authorization from the FDA to administer an investigational drug to humans. Such authorization must be obtained prior to administration to humans of any new drug or dosage form, including a new use of a previously approved drug, that is not the subject of an approved NDA, except under limited circumstances.

To conduct a clinical study of an investigational new drug product, we are required to file an IND with the FDA. The IND submission must include the general investigational plan and the protocol(s) for human studies, as well as results of animal studies or other human studies, as appropriate, analytical data and any available data or literature to support the use of the investigational new drug. An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical trials as outlined in the IND. If FDA raises questions, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical trials can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to begin. A separate submission to an existing IND must also be made for each successive clinical trials conducted during product development.

Clinical trials involve the administration of the investigational drug to patients under the supervision of qualified investigators in accordance with GCPs. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, how the study will be carried out, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from the IRB at each clinical site before the trials may be initiated. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. The IRB must also monitor the trial until completed. Either FDA or an IRB may suspend or terminate an ongoing clinical trial at any time for a variety of reasons, including safety concerns or lack of protection of patient rights. All participants in our clinical trials must provide their informed consent in writing. In addition, there are requirements and industry guidelines that require the posting of ongoing clinical trials on public registries, and the disclosure of designated clinical trial results. The IRB must also review and approve all clinical trial recruitment plans and materials.

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

•

Phase III.  Phase III clinical trials are generally controlled clinical trials conducted in an expanded patient population generally at multiple clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the drug product has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit‑risk profile of the investigational drug product, and to provide an adequate basis for product approval and adequate information for product labeling. Phase III clinical trials usually involve several hundred to several thousand participants. In most cases, the FDA requires two adequate and well‑controlled Phase III clinical trials to demonstrate the efficacy of the drug. The FDA has the legal discretion to approve a drug on the basis of a single well‑controlled clinical trial although this is less common and typically is subject to significant restrictions.

The FDA’s primary objectives in reviewing an IND are to assure the safety and rights of patients and to help assure that the quality of the investigation will be adequate to permit an evaluation of the drug’s effectiveness and safety. The decision to terminate development of an investigational drug product may be made by either the FDA, an IRB or ethics committee, or by the study sponsor for various reasons. Clinical trials may be overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee. Data safety monitoring boards provide  review blinded study data at designated check points for safety risks. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable risk to health. Other reasons for suspension or termination may include changes in business objectives or the economic environment.

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

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA has substantial discretion in the approval process and may refuse to accept any incomplete application. Incomplete applications must be resubmitted with any deficiencies corrected and may be subject to an additional user fee.

Once the NDA has been accepted for filing, the FDA begins an in‑depth substantive review and sets a Prescription Drug User Fee Act date that informs the applicant of the specific date by which the FDA intends to complete its review. The FDA has agreed to certain performance goals in the review of NDAs through a two‑tiered classification system, Standard Review and Priority Review. Priority Review designation is given to drugs that treat serious diseases or conditions that offer significant improvements over existing therapies.  The FDA endeavors to review applications subject to Standard Review within 10 to 12 months, whereas the FDA’s goal is to review Priority Review applications within six to eight months, depending on whether the drug is a new molecular entity. The review process is often extended by FDA requests for additional information or clarification. The FDA reviews NDAs to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will review the proposed product labeling and may request changes. FDA will also inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In addition, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it will communicate the deficiencies to the applicant and often will request additional testing or information, including new clinical trials. Even with the submission of additional information, the FDA ultimately may decide that the application does not satisfy the regulatory standards for approval.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter to indicate that the review cycle for an application is complete and that the application is not ready for approval. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing (including clinical testing), or information, in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA may ultimately decide that an application does not satisfy the regulatory criteria for approval. If, or when, the deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

The clinical testing and drug approval process requires substantial time, effort and financial resources, and each may take several years to complete. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all. Even if the FDA approves a product, the agency may limit the approved indications for use, impose prominent warnings, or place other conditions on approval that could restrict the commercial application of the products, such as special risk management measures through a Risk Evaluation and Mitigation Strategy. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and pre-approval.

Section 505 of the FDCA describes three types of new drug applications: (1) an application that contains full reports of investigations of safety and effectiveness (section 505(b)(1)); (2) an application that contains full reports of investigations of safety and effectiveness but where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference (section 505(b)(2)); and (3) an application that contains information to show that the proposed product has the same active ingredient, dosage form, strength, route of administration, labeling, quality, performance characteristics, and intended use, among other things, to a previously approved product (section 505(j)).

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

The filing or approval of a Section 505(b)(2) application may be delayed due to patent or exclusivity protections covering an approved product. Section 505(b)(2) applications must include patent certifications and must provide notice of certain patent certifications to the NDA holder and patent owner. A Section 505(b)(2) application may be granted three years of Hatch-Waxman data exclusivity if one or more of the clinical investigations, other than bioavailability/bioequivalence studies, was essential to approval of the application and was conducted or sponsored by the applicant.  Such exclusivity would cover only the new condition of use that was supported by the clinical trials that were essential to approval.

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

After approval, most changes to the approved product, such as adding new indications or other labeling claims, as well as some manufacturing and supplier changes, are subject to prior FDA review and approval of a new NDA or an NDA supplement. An NDA supplement for a new indication typically requires clinical data and the FDA uses similar procedures in reviewing NDA supplements as it does in reviewing NDAs. The manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees, as well as new application fees for certain supplemental applications.

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

Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures and/or additional clinical studies. In addition, the FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off‑label uses, and a company that is found to have improperly promoted off‑label uses may be subject to significant liability.

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

The federal Anti‑Kickback Statute prohibits, among other things, the offer, receipt, or payment of remuneration in exchange for or to induce the use of products or services that are paid for in whole or part by Medicare, Medicaid or other federal healthcare programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. The government has enforced the Anti‑Kickback Statute to reach large settlements with healthcare companies based on sham research or consulting and other financial arrangements with physicians. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (FCA). Many states have similar laws that apply to their state healthcare programs as well as private payors. Violations of the Anti‑Kickback Statute can result in exclusion from federal healthcare programs and substantial civil and criminal penalties.

The FCA imposes civil liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment by a federal healthcare program. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. Manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off‑label. Actions under the FCA may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the FCA can result in significant monetary penalties and treble damages. The federal government is using the FCA, and the accompanying threat of significant liability, in its investigation and prosecution of device companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other improper sales and marketing practices. The government has obtained multi‑million and multi‑billion dollar settlements under the FCA.  In addition, companies have been forced to implement extensive corrective action plans, and have often become subject to consent decrees or corporate integrity agreements, severely restricting the manner in which they conduct their business.

In addition, there has been a trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act (ACA), among other things, imposed new annual reporting requirements on certain device manufacturers for payments made by them to physicians and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to $1 million.  Certain states also mandate implementation of commercial compliance programs and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

In the European Economic Area (EEA) our iStent product is regulated as a medical device. Where a medical device is intended to administer a drug, the medical device will ordinarily be regulated as a medical device, while the drug will be separately regulated as a medicinal product. However, when a drug‑device combination product, such as iDose, is placed on the market as a single integral product that is intended exclusively for use in the given combination and that is not reusable, the entire product will be regulated as a medicinal product, although the device component will still need to comply with the so‑called essential requirements applicable to medical devices.

Regulation of medical devices in the EEA

There is currently no premarket government review of medical devices in the EEA unless the device also contains a medicine or a blood derivative. However, all medical devices placed on the market in the EEA must meet the relevant essential requirements laid down in Annex I to Directive 93/42/EEC concerning medical devices, or the Medical Devices Directive, including requirements relating to the safety and performance of the device. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment, and product standards for certain types of medical devices. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter. Compliance with a standard developed to implement an essential requirement also creates a rebuttable presumption that the device satisfies that essential requirement.

To demonstrate compliance with the essential requirements, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low‑risk medical devices, where the manufacturer can self‑declare the conformity of its products with the essential requirements, a conformity assessment procedure requires the intervention of a notified body. Notified bodies are often private entities and are authorized or licensed to perform such assessments by government authorities. The notified body would typically audit and examine products’ technical dossiers and the manufacturers’ quality system. If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EEA. Once the product has been placed on the market in the EEA, the manufacturer must comply with requirements for reporting incidents and field safety corrective actions associated with the medical device.

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

In September 2012, the European Commission adopted a Proposal for a Regulation of the European Parliament and of the Council on medical devices that will, if adopted, replace the existing Medical Devices Directive. After protracted negotiations, it is expected that the new Regulation would be adopted sometime in 2017 and become applicable three years thereafter. In its current form it would, among other things, impose additional reporting requirements on manufacturers of high risk medical devices, impose an obligation on manufacturers to appoint an individual responsible for regulatory compliance, and provide for stricter clinical evidence requirements.

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

Employees

As of December 31, 2016, we had 264 employees, with 138 in sales and marketing, 88 in research and development, clinical, regulatory and quality assurance, 22 in general and administrative, and 16 in manufacturing and distribution. We often supplement our research and development and clinical, regulatory and quality assurance departments with independent consultants on a project basis. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union. We consider our relationship with our employees to be good.

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

Risks Related to Our Business

While we were profitable in the most recently completed fiscal year, we have incurred significant losses since inception and there can be no guarantee that we will be able to sustain profitability.

While we were profitable in our most recently completed fiscal year, since the Company’s inception in July 1998, we have incurred significant operating losses. For the fiscal year ended December 31, 2016, we had net income of $4.5 million and for the fiscal year ended December 31, 2015 we had a net loss of $38.3 million. As of December 31,  2016, we had an accumulated deficit of approximately $192.1 million. Losses have resulted principally from costs incurred in our clinical trial, research and development programs and from our general and administrative expenses. Additionally, in 2015, we recorded a charge of $25.7 million incurred with the deconsolidation of the non‑glaucoma related assets of DOSE and elimination of the noncontrolling interest. To date, we have financed our operations primarily through the sale of equity securities, debt financing, and cash generated from net sales. We have devoted substantially all of our resources to the research and development of our products, the commercial launch of the iStent, the development of our proprietary sales network, and the assembly of a management team to build our business.

To implement our global business strategies we need to, among other things, further grow our global sales and marketing infrastructure to increase global market acceptance of our products and any other products that receive FDA or equivalent foreign approval, fund ongoing research and development activities, expand our manufacturing capabilities, and obtain regulatory clearance or approval to commercialize our existing products in international markets or to commercialize those currently under development in the United States and internationally. As a result, we expect our expenses to increase significantly as we pursue these objectives. Our ability to sustain profitability is highly uncertain, especially given our limited commercial history selling our products globally and an evolving competitive landscape, which makes forecasting our sales more difficult. We will need to generate significant additional net sales to maintain profitability. We cannot be sure that we will remain profitable for any substantial period of time. Our failure to sustain profitability could have an adverse effect on the value of our common stock.

Substantially all of our net sales are generated from sales of the iStent, which has an evolving competitive landscape, and we are completely dependent on its success. If competition or other factors slow the market acceptance of the iStent or our other products under development, our business will suffer.

Our primary sales‑generating commercial product is the  iStent, which we began selling in the United States in the third quarter of 2012. We rely heavily upon sales in the United States, which comprised 92% and 94% of our net sales for the years ended December 31, 2016 and 2015, respectively. We expect to continue to derive a significant portion of our net sales from sales of the iStent in the United States, even if we are successful in continuing to commercialize our iStent products outside the United States, or receive necessary approvals to commercialize the  iStent Inject, iStent Supra and iDose. Accordingly, our ability to generate net sales is highly dependent on our ability to market and sell the iStent.

We developed MIGS to provide an alternative to the traditional glaucoma treatment and management paradigm. The iStent is our first MIGS device and we are developing other products to treat glaucoma. MIGS and our MIGS devices may experience a slowdown of market acceptance among eye care professionals, patients, healthcare payors and the medical community. There are a number of other available therapies marketed for the treatment of glaucoma, including medication therapies that are well established and are widely accepted by the medical community. There are also other MIGS devices that are available or are in development by third parties that have entered or could enter the market and which may affect adoption of or demand for our products. For example, Alcon, Inc. (which acquired Transcend Medical, Inc., a MIGS competitor) obtained FDA approval of its CyPass® suprachoroidal implant, a MIGS device, in August 2016. The CyPass device is indicated for use in conjunction with cataract surgery for the reduction of IOP in adult patients with mild to moderate primary open-angle glaucoma. With this approval, Alcon commenced a commercial launch of its competitive MIGS device, the CyPass. In November 2016, Allergan plc (which acquired AqueSys, Inc., a MIGS competitor) obtained FDA approval of its Xen®  Glaucoma Treatment System for use in the U.S., which is indicated for the management of refractory glaucoma, where previous surgical treatment has failed or in patients with primary open angle glaucoma, and pseudoexfoliative or pigmentary glaucoma with open angles that are unresponsive to maximum tolerated medical therapy. With this approval, Allergan has entered the MIGS space and commenced a commercial launch of its Xen device. We are aware of several other companies, including Santen Pharmaceutical Co., Ltd. (which recently acquired InnFocus, Inc., a MIGS competitor) and Ivantis Inc., that are conducting FDA‑approved investigational device exemption (IDE) clinical trials or have filed for regulatory approval of MIGS devices. If these approved MIGS products or other products that may be developed receive regulatory approval, we will have additional, new direct MIGS competitors. These new MIGS products could achieve greater commercial acceptance or demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our iStent or other products under development, which may reduce demand for our primary product, the iStent, as well as for our products in development.

Eye care professionals, patients, healthcare payors and the medical community globally may be slow or fail to adopt our products for a variety of reasons, including, among others:

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

If we are not successful in obtaining market acceptance of our products globally, overall utilization of our products may fall below targeted levels. If we are unable to establish a global sales and marketing organization, we may not be able to effectively commercialize our products, which would adversely affect our business prospects, results of operations and financial condition.

Because of the numerous risks and uncertainties associated with our global commercialization efforts, our products may not obtain market acceptance outside of the United States, which would adversely impact the overall utilization of our products. International markets differ significantly from the U.S. market, including as a result of differences in payor systems, reimbursement, competitive dynamics, market size, regulations and patient treatment regimens. As a result of the differences in these markets, you should not compare our financial results in the U.S. market to any potential results in the international markets nor should you rely on our past results as an indication of our future performance.

In order to generate increased sales, we will need to establish a global sales organization. Our future success will depend largely on our ability to train, retain and motivate skilled regional sales managers and direct sales representatives and distributors around the world with significant technical knowledge of MIGS and the iStent and our other products. Because of the competition for their services, we cannot assure you we will be able to retain such representatives on favorable or commercially reasonable terms, if at all. If we are unable to establish a global sales and marketing organization, we may not be able to effectively commercialize our products globally, which would adversely affect our business prospects, results of operations and financial condition.

Our global growth strategy requires us to enter new foreign markets to increase international sales. If we fail to obtain and maintain the regulatory approvals or the favorable reimbursement coverage or payment levels necessary to market our products in foreign jurisdictions, our market penetration opportunities will be limited. Foreign governments tend to impose strict price controls, which could negatively impact our profitability. Additionally, our existing and new potential international operations subject us to certain operating risks, which could adversely impact our results of operations and financial condition.

To implement our global growth strategy, we must continue to market our iStent and other medical device products in the international jurisdictions in which we are currently authorized, as well as expand such operations into additional foreign countries.  In order to market our products in the European Union, Asia or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance or approval. Foreign regulatory approval processes include many of the risks associated with obtaining FDA clearance or approval and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance or approval does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, it would negatively affect our overall market penetration.

Even when we receive the necessary approvals to market our products in a foreign jurisdiction, we face challenges to reaching or maintaining profitability. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost‑effectiveness of our products to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which could negatively affect the long‑term growth of our business.

Our existing foreign operations, as well as our planned international growth, expose us to additional uncertainty and risks beyond regulatory authorization and reimbursement levels. Outside the United States, we sell our products through direct sales organizations in 12 countries and a network of third-party distribution partners in other markets. These international operations expose us and our subsidiaries and third-party distributors to a variety of risks including, without limitation, the following:

•

compliance with foreign regulations and laws, as well as U.S. laws that apply to activities in foreign jurisdictions, the adherence to which can be costly. Such regulations and laws expose us to penalties for non-compliance. These laws and regulations include various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act, the French Sunshine Act, as well as export control regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities and exclusion or debarment from government contracting;

•

difficulties enforcing our intellectual property rights and defending against third-party threats and intellectual property enforcement actions against us, our distributors, or any of our third-party suppliers;

•	reduced or varied protection for intellectual property rights in some countries;
•	pricing pressure that we may experience internationally;
•	foreign currency exchange rate fluctuations;
•	a shortage of high-quality sales people and distributors, and the difficulties of managing foreign operations;
•

the availability and level of third-party coverage and reimbursement within prevailing foreign healthcare systems that may require some of the patients who would be good candidates for the iStent or our other products to directly absorb medical costs, the ability of those patients to elect to privately pay for the iStent or our other products, or the potential necessity to reduce the selling prices of our products;

•	relative disadvantages compared to competitors with more recognizable names, longer operating histories and better established distribution networks and customer relationships;
•	the imposition of additional U.S. and foreign governmental controls or regulations;
•	political and economic instability;
•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;
•	the imposition of restrictions on the activities of foreign agents, representatives and distributors;
•	scrutiny of foreign tax authorities that could result in significant fines, penalties and additional taxes being imposed on us;
•	laws and business practices favoring local companies;
•	longer sales and payment cycles;
•	difficulties in maintaining consistency with our internal guidelines;
•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•	the imposition of costly and lengthy new export licensing requirements and restrictions, particularly relating to technology;

•	International terrorism and anti-U.S. sentiment;
•

the imposition of U.S. or international sanctions against a country, company, person or entity with whom we do business that would restrict or prohibit continued business with the sanctioned country, company, person or entity; and

•	the imposition of new trade restrictions.

If we experience any of these risks, our sales in non-U.S. jurisdictions may be harmed, our results of operations would suffer and our business prospects would be negatively impacted.

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

In September 2016, we relocated our corporate headquarters and a majority of our manufacturing operations to an approximately 37,700 square foot facility located in San Clemente, California pursuant to a lease that expires on December 31, 2021. Until this new location receives all final regulatory approvals, a portion of our manufacturing operations relating primarily to products sold outside of the United States will remain at our former Laguna Hills, California location, pursuant to a sublease of that space through the end of March 2017. Once we receive all final regulatory approvals, we will consolidate all of our manufacturing operations to the San Clemente location. This new location serves as our primary manufacturing location where we manufacture, inspect, package, release and ship nearly all of our final products. If this facility suffers a crippling event, or a force majeure event, this could materially impact our ability to operate. Further, if we experience delays in the full relocation of our manufacturing facilities or fail to obtain the final regulatory approvals related thereto, we may encounter operational interruptions or incur additional costs that would adversely affect our business, results of operations and financial condition. If we are unable to continue to expand our manufacturing facility in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter operational interruptions, delays or additional costs in achieving our research, development and commercialization objectives, including in obtaining regulatory approvals of our product candidates and meeting customer demand, which could materially damage our business and financial position. Our move to our new corporate headquarters and further planned expansion could also result in a higher cost structure that could reduce our gross margin and negatively affect our operating results.

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

In addition, we rely on our suppliers to supply us with components that comply with regulatory requirements and quality control standards, and meet agreed upon specifications at acceptable costs and on a timely basis. Although we expect our third‑party suppliers to act consistent with such standards, we do not control our suppliers, as they operate and oversee their own businesses. There is a risk that our suppliers will not always act consistent with our best interests, and may not always supply components that meet our needs. Accordingly, if we fail to obtain sufficient quantities of high‑quality components to meet demand for our products on a timely basis, we could lose customer orders, our reputation may be harmed and our business could suffer.

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

Our principal office was recently relocated to San Clemente, California. We continue to maintain some manufacturing operations, relating primarily to products sold outside of the United States, at our former Laguna Hills, California facility, pursuant to a sublease of that space through the end of March 2017. Until the new location receives all final regulatory approvals, a portion of our manufacturing operations will remain at our former Laguna Hills, California location. Following the full relocation of all of our manufacturing operations to San Clemente, California, we will operate primarily in a single location. Thus, substantially all of our operations will continue to be conducted primarily at a single location, including our manufacturing processes, research and development activities, customer and technical support, and management and administrative functions. In addition, substantially all of our inventory of component supplies and finished goods will be held at a single location. Despite our efforts to safeguard these facilities, including acquiring insurance, adopting environmental health and safety protocols and utilizing off‑site storage of computer data, vandalism, terrorism or a natural or other disaster, such as an earthquake, fire or flood, could damage or destroy our manufacturing equipment or our inventory of component supplies or finished goods, cause substantial delays in our operations, result in the loss of key information, and cause us to incur additional expenses, including relocation expenses. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facilities may have a material adverse effect on our business, financial condition and operating results. Further, if we experience delays in the full relocation of our manufacturing facilities or fail to obtain the final regulatory approvals related thereto, we may encounter operational interruptions or incur additional costs that could adversely affect our ability to operate and produce saleable products and could shut down our manufacturing capacity for an extended period.

Failure to secure and maintain adequate coverage or reimbursement by third‑party payors for procedures using the iStent or our other products in development, or changes in current coverage or reimbursement, could materially impact our net sales and future growth.

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

Because there is generally no separate reimbursement for medical devices and other supplies used in such procedures, including the iStent, the additional cost associated with the use of our iStent device could impact the profit margin of the hospital or surgery center where the cataract surgery is performed if the incremental facility fee payment is not sufficient. Some of our target customers may be unwilling to adopt our iStent in light of the additional associated cost. Further, any decline in the amount payors are willing to reimburse our customers for MIGS procedures could make it difficult for existing customers to continue using, or new customers to adopt, our iStent devices and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, our gross margins would decrease, which would adversely affect our ability to invest in and grow our business.

In addition, a key component of our global expansion strategy is obtaining reimbursement for the iStent  device and procedure by governmental or private payors within the foreign countries in which we are seeking to commercialize our products. The requirements and processes for obtaining approval for such reimbursement may vary significantly from country to country, entail prolonged delay, or be more difficult for foreign manufacturers with new, unfamiliar products and treatments. If we face one or more of these challenges as we pursue commercializing our products internationally, our business prospects will suffer.

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

Third‑party payors, including CMS, regularly assess and propose changes to their coverage and reimbursement policies. Changes in these current policies impact the profit margin of the hospital or surgery center where the surgery is performed and increase costs to customers. For example, beginning in 2016, Medicare started to make a single, comprehensive payment for combination iStent insertion and cataract procedures performed in hospital outpatient departments, or HOPDs, eliminating the separate payments that were available for the procedures in prior years and reducing the total reimbursement amount for the combination procedure in the HOPD. Further, any decline in the amount payors are willing to reimburse our customers for MIGS procedures could make it difficult for existing customers to continue using, or new customers to adopt, our iStent devices and could create additional pricing pressure for us. If we were forced to lower the price we charge for our products, our gross margins would decrease, which would adversely affect our ability to invest in and grow our business. Conversely, although the reimbursement payments from Medicare to surgery centers for the iStent procedure was increased effective January 1, 2017, there can be no assurance that this increase will remain in effect in future years or that the amount of reimbursement will not be decreased in future years. Any reduction in the amount of Medicare reimbursement payments will have a negative effect on our net sales.

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

We believe that Medicare coverage and existing coverage by third‑party payors represents more than 90% of our target patient population. U.S. third‑party payors representing more than 90% of individuals covered by commercial insurance currently reimburse the iStent procedure. While we anticipate gaining coverage and reimbursement from additional third‑party payors, we cannot guarantee that we will be successful or that coverage and reimbursement will be at levels that support continued penetration and usage by our customers. Moreover, compliance with the administrative procedures and requirements of third‑party payors may result in delays in processing approvals by those third‑party payors for customers to obtain coverage and reimbursement for procedures using the iStent. Failure to secure or maintain adequate coverage or reimbursement for procedures using the iStent by third‑party payors, or delays in processing approvals by those payors, could result in the cancellations of procedures to insert the iStent in combination with cataract surgery, resulting in the loss of net sales from these procedures. If these issues remain unresolved, they could have a material adverse effect on our business, financial condition and operating results.

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

Until recently, our iStent was the only MIGS device approved for sale in the United States by the FDA. Thus, we had for several years commercialized the iStent in the United States without any direct MIGS competitors. Alcon, Inc. (which acquired Transcend Medical, Inc., a MIGS competitor) obtained FDA approval of its CyPass® suprachoroidal implant, a MIGS device, in August 2016. The CyPass device is indicated for use in conjunction with cataract surgery for the reduction of IOP in adult patients with mild to moderate primary open-angle glaucoma. With this approval, Alcon commenced a commercial launch of its competitive MIGS device, the CyPass. In November 2016, Allergan plc (which acquired AqueSys, Inc., a MIGS competitor) obtained FDA approval of its Xen®  Glaucoma Treatment System for use in the U.S., which is indicated for the management of refractory glaucoma, where previous surgical treatment has failed or in patients with primary open angle glaucoma, and pseudoexfoliative or pigmentary glaucoma with open angles that are unresponsive to maximum tolerated medical therapy. With this approval, Allergan has entered the MIGS space and commenced a commercial launch of its Xen device. We are aware of several other companies, including Santen Pharmaceutical Co., Ltd. (which recently acquired InnFocus, Inc., a MIGS competitor) and Ivantis Inc., that are conducting FDA‑approved investigational device exemption (IDE) clinical trials or have filed for regulatory approval of MIGS devices. If these approved MIGS products or other products that may be developed receive regulatory approval, we will have additional, new direct MIGS competitors. These new MIGS products could achieve greater commercial acceptance or demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our iStent or other products under development, which may reduce demand for our primary product, the iStent, as well as for our products in development. Demand for the iStent or our future products may decline when such products and technologies are introduced, and our business may be harmed.

We also compete with the use of medication therapy for treating glaucoma and with manufacturers of medical devices used in surgical therapy procedures for treating glaucoma, including Alcon, Inc., Abbott Medical Optics Inc., Allergan plc, STAAR Surgical Company, Lumenis Ltd., NeoMedix,Inc. and Ellex Medical Lasers Limited. Alcon, Inc. and Abbott Medical Optics Inc. are the leading manufacturers of aqueous shunts, and Alcon, Inc. also markets the EX‑PRESS Glaucoma Filtration Device. Lumenis Ltd. is a leading manufacturer of selective laser trabeculoplasty equipment. Neomedix, Inc. markets an electrosurgical device, and Ellex Medical Lasers Limited markets a canaloplasty device that some physicians employ to lower intraocular pressure in glaucoma.

Many of our current and potential competitors (including MIGS competitors) are large publicly traded companies or divisions of publicly traded companies and have several competitive advantages, including:

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

As discussed above, the Xen device is being marketed by Allergan plc, a publicly traded company, and the CyPass is being marketed by Alcon, Inc., which is a division of Novartis International AG, a publicly traded multinational pharmaceutical company. And InnFocus, Inc. was acquired by Santen Pharmaceutical Co., Ltd., a publicly traded multinational pharmaceutical company dedicated to the ophthalmic field. As a result of these transactions, we are competing directly against other MIGS competitors that have the competitive advantages identified above.

The training required for surgeons to use the iStent could reduce the market acceptance of our products.

As with any new method or technique, ophthalmic surgeons must undergo a thorough training program before they are qualified to perform the iStent procedure. Surgeons could experience difficulty with the technique necessary to successfully insert the iStent, including, intraoperative gonioscopy, and not achieve the technical competency necessary to be qualified to insert our stents. Also, even after successfully completing the training program, the physicians could experience difficulty inserting our products and cease utilizing them or limit their use significantly in practice. Surgeons may also experience greater success or competency with a competitive MIGS product.

We could also experience difficulty meeting expected levels of ophthalmic surgeons who complete our training program. This could happen due to less demand than expected, preference for competitive MIGS products, the length of time necessary to train each surgeon being longer than expected, the capacity of our sales representatives to train surgeons being less than anticipated, or if we are unable to sufficiently increase our sales organization. All of these events would lead to fewer trained ophthalmic surgeons qualified to insert the iStent, which could negatively impact our operating and financial results.

Ophthalmic surgeons may not use our products if they do not believe they are safe, efficient, effective and preferable alternatives to other treatment solutions in the market. If subsequent or continuing patient studies on the iStent, or patient outcomes, demonstrate results that are inferior to or inconsistent with our existing data, our sales could be adversely impacted. Additionally, ophthalmic surgeons not completing the iStent training program may nevertheless elect to perform iStent procedures and experience inferior clinical outcomes.

We believe that ophthalmic surgeons will not use our products unless they conclude that our products provide a safe, efficient, effective and preferable alternative to currently available treatment options. If longer‑term patient studies or clinical experience indicate that treatment with our products is less effective, less efficient or less safe than our current data suggest, our sales would be harmed, and we could be subject to significant liability. Further, unsatisfactory patient outcomes or patient injury could cause negative publicity for our products, particularly in the early phases of product introduction for our products currently under development. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from their use. It is also possible that as our products become more widely used, latent defects could be identified, creating negative publicity and liability problems for us and adversely affecting demand for our products. As our MIGS competitors enter the market, physicians may conclude that the products offered by our MIGS competitors have greater efficacy than our products, which could result in a decline in our sales.

Additionally, inferior patient outcomes, or patient injury, may result if untrained or unqualified ophthalmic surgeons elect to perform iStent procedures. Although our sales representatives manage the training program for ophthalmic surgeons to become qualified to insert the iStent in combination with cataract surgery, once training is completed the surgeon and/or surgical facility that the surgeon utilizes are cleared to purchase and maintain an iStent supply. There is a risk that untrained or unqualified ophthalmic surgeons could gain access to iStent devices from a facility’s inventory and conduct iStent procedures without having received qualified status from us. If performing iStent procedures by unqualified ophthalmic surgeons were to become pervasive, this could raise the risk of complications and inferior clinical outcomes, which could result in negative patient experiences or experiences being published and damaging our reputation and that of the iStent. This could result in lower penetration and utilization by ophthalmic surgeons and could have a material adverse effect on our net sales growth, expected operating results and financial condition.

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

As a result, you should not rely on our results in any past period as an indication of future results and you should anticipate that fluctuations in our quarterly and annual operating results may continue and could generate volatility in the price of our common stock. We believe that quarterly comparisons of our financial results should not be relied upon as an indication of our future performance.

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

As a drug delivery implant, iDose will be subject to a regulatory approval process similar to that for pharmaceuticals. This process is often a more lengthy, costly and complex process than obtaining regulatory approval for a medical device. The future success of our iDose product depends on our ability to complete clinical trials, and will require significant development activities, clinical trials, regulatory approvals, and substantial additional investment.

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

We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and cash generated from sales of our iStent products will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date of issuance of our consolidated financial statements for the year ended December 31, 2016. However, our future funding requirements will depend on many factors, including:

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

As of December 31, 2016, we had net operating loss carryforwards of approximately $136.8 million for U.S. federal income tax purposes and approximately $104.1 million of net operating loss carryforwards for state income tax purposes. The federal net operating loss carryforwards begin to expire in 2018 and $8.0 million of the state net operating loss carryforwards expired in 2016 and the remainder will begin to expire in 2017. At December 31, 2016, we had federal and state research and development carryforwards of approximately $5.9 million and $6.0 million, respectively, which begin to expire in 2021 for federal purposes and carry over indefinitely for state purposes. We have recorded a full valuation allowance against these tax attributes because we believe that uncertainty exists with respect to the future realization of the tax attributes as well as with respect to the amount of the tax attributes that will be available in future periods. To the extent available, we intend to use these net operating loss carryforwards to offset future taxable income associated with our operations. There can be no assurance that we will generate sufficient taxable income in the carryforward period to utilize any remaining net operating loss carryforwards before they expire.

In addition, Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, contains rules that limit for U.S. federal income tax purposes the ability of a corporation that undergoes an “ownership change” to utilize its net operating losses (and certain other tax attributes) existing as of the date of such ownership change. Under these rules, a corporation is treated as having had an “ownership change” if there is more than a 50% increase in stock ownership by one or more “five percent shareholders,” within the meaning of Section 382 of the Code, during a rolling three‑year period. We believe a portion of our existing net operating losses are subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize our net operating losses to offset future taxable income could be further limited, which could have a negative effect on our liquidity. For these reasons, we may not be able to utilize a material portion of our net operating losses, even if we continue to achieve profitability.

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

The medical device excise tax moratorium imposed by the PATH Act for 2016 and 2017 favorably impacted our gross profit margin in 2016 and will continue to do so in 2017. However, this impact will not continue in 2018 when the tax is automatically reinstated, absent further legislation, as the iStent was subject to this excise tax prior to the moratorium and the other products in our pipeline potentially will be subject to this tax. There are no assurances that our business will not be materially adversely affected by the current, or possible future additional tax, provisions implemented under healthcare reform or appropriate legislation. It is also possible that legislation will be introduced and passed by the Republican-controlled Congress repealing the PPACA in whole or in part and signed into law by President Trump, consistent with statements made by him during his presidential campaign indicating his intention to do so within a short time following his inauguration. Because of the continued uncertainty about the likelihood or extent of a potential repeal of that legislation, we cannot quantify or predict with any certainty the likely impact of a repeal of PPACA on our business model, prospects, financial condition or results of operations.

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

Because of the indication we chose to pursue for the iStent, the FDA required that we seek PMA approval rather than clearance under the 510(k) process. In order to obtain PMA and FDA approval for a product, the sponsor must conduct well‑controlled clinical trials designed to assess the safety and efficacy of the product candidate. We also will be required to conduct clinical trials to obtain approval of iDose, our drug delivery implant, new indications for the iStent or new product candidates. Conducting clinical trials is a complex and expensive process, can take many years, and outcomes are inherently uncertain. We incur substantial expense for, and devote significant time to, clinical trials but cannot be certain that the trials will ever result in commercial sales. We may suffer significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical trial process. Any of our products may malfunction or may produce undesirable adverse effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials. We, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time to avoid exposing trial participants to unacceptable health risks.

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

Clinical trials are necessary to support PMA applications for our device product candidates and may be necessary to support PMA supplements for modified versions of our marketed device products. This would require the enrollment of large numbers of suitable subjects, which may be difficult to identify, recruit and maintain as participants in the clinical trial. The clinical trials supporting the PMA application for the iStent involved 289 randomized patients. We conducted an extended follow-up post-approval study with 108 patients from the pivotal study, and are currently conducting a post-approval study of 180 patients who will be implanted with the iStent in combination with cataract surgery and then monitored for three years thereafter. If the FDA were to require us to submit data on a greater number of patients or a longer follow‑up period, we would incur additional expenses that could be significant. Adverse outcomes in the post‑approval studies could also result in restrictions or withdrawal of approval of the PMA.

Before we can obtain regulatory approval for any drug product candidate, such as our iDose drug delivery implant, we must undertake extensive clinical testing in humans to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory agencies. Clinical trials of drug product candidates are expensive and take years to complete, and the outcome of such trials is uncertain. We are currently conducting a Phase I clinical trial of iDose in Armenia and we commenced a Phase II clinical trial of iDose in the United States in early 2016. Our ability to conduct additional iDose clinical trials depends on many factors, including the data obtained in the Phase I and Phase II clinical trials.

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

Although we believe follow‑up at three years continues to support efficacy and safety of the iStent for lowering intraocular pressure in mild‑to‑moderate open‑angle glaucoma patients undergoing cataract surgery, in the future, longer term study outcomes could demonstrate conflicting clinical effectiveness, a reduction of effectiveness, no clinical effectiveness or longer term safety issues with the iStent. This type of differing data could have a detrimental effect on the market penetration and usage of the iStent by customers treating mild‑to‑moderate open‑angle glaucoma and/or the risk/benefit profile of using the iStent to treat mild‑to‑moderate open‑angle glaucoma in combination with cataract surgery. As a result, our sales may decline or expected growth would be negatively impacted. This could put pressure on our ability to execute key components of our business strategy and/or negatively impact our operating condition and financial results.

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

We and some of our component manufacturers are required to comply with regulatory requirements known as the FDA’s Quality System Regulation (QSR), which covers the procedures and documentation of the design, testing, production, control, quality assurance, inspection, complaint handling, recordkeeping, management review, labeling, packaging, sterilization, storage and shipping of our device products. The FDA’s Current Good Manufacturing Practices (cGMPs) apply to the manufacture of our products. The FDA audits compliance with these regulatory requirements through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may conduct inspections or audits at any time, and we and some of our component suppliers are subject to such inspections. Although we believe our manufacturing facilities and those of our critical component suppliers are in compliance with the QSR requirements, and with applicable cGMPs for our iDose drug delivery implant, we cannot provide assurance that any future inspection will not result in adverse findings. If our manufacturing facilities or those of any of our component suppliers are found to be in violation of applicable laws and regulations, or we or our suppliers have significant noncompliance issues or fail to timely and adequately respond to any adverse inspectional observations or product safety issues, or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action, including any of the following sanctions:

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

Although we do not provide healthcare services, submit claims for third‑party reimbursement, or receive payments directly from Medicare, Medicaid or other third‑party payors for our products, we are subject to healthcare fraud, abuse and transparency regulation and enforcement by federal and state governments, which could significantly impact our business. The laws that may affect our ability to operate include, but are not limited to:

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

•

the federal Physician Payments Sunshine Act under PPACA, which require certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members. Manufacturers must submit such reports by the 90th day of each subsequent calendar year; and

•

state law equivalents of each of the above federal laws, such as anti‑kickback and false claims laws that may apply to items or services reimbursed by any third‑party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.

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

Despite our efforts to safeguard our intellectual property rights, we may not be successful in doing so, or the steps taken by us in this regard may not be adequate to detect or deter misappropriation of our technology or to prevent an unauthorized third party from copying or otherwise obtaining and using our products, technology or other information that we regard as proprietary. Moreover, our competitors may independently develop equivalent knowledge, methods and know‑how. Competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. Our inability to adequately protect our intellectual property could allow our competitors and other third parties to produce products based on our patented or proprietary technology and other intellectual property rights, which could substantially impair our ability to compete.

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

As a public company, we are incurring, and increasingly after we are no longer an “emerging growth company,” we will incur, significant legal, accounting, administrative and other costs and expenses that we did not previously incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes‑Oxley Act of 2002 (Sarbanes‑Oxley Act) and rules subsequently implemented by the SEC and the New York Stock Exchange (NYSE) impose numerous requirements on public companies, including an annual assessment of internal control over financial reporting, establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Further, pursuant to the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as the attestation of the effectiveness of our internal control over financial reporting by our independent registered public accounting firm and mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and may impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

If we experience material weaknesses in, or otherwise fail to maintain an effective system of, internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

The Sarbanes‑Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404(a) of the Sarbanes‑Oxley Act requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. And, in the future when we are no longer an “emerging growth company,” Section 404(b) of the Sarbanes‑Oxley Act will require our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting.

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

Risks Related to our Common Stock and Ownership of Our Common Stock

Our common stock has only been trading publicly since June 25, 2015, and we expect that the price of our common stock will fluctuate substantially.

Before our IPO, there was no public market for our common stock. Although our common stock began trading on the NYSE in June 2015, an active public trading market may not be sustained. The market price for our common stock will be affected by a number of factors, including:

•	the depth and liquidity of the market for our common stock;
•	volume, timing and nature of orders for our products;
•	developments generally affecting medical device companies;
•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;
•	the announcements by us or our competitors of new products or product enhancements, significant contracts, commercial relationships or capital commitments;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	issuance of new or changes in earnings estimates or recommendations or reports by securities analysts;
•	investor perceptions of us and our business, including changes in market valuations of medical device companies;
•	actions by institutional or other large stockholders;
•	commencement of, or our involvement in, litigation;
•	failure to achieve significant sales;
•	manufacturing disruptions that could occur if we were unable to successfully expand our production in our current or an alternative facility;
•	any future sales of our common stock or other securities;
•	any major change to the composition of our board of directors or management;
•	our results of operations and financial performance; and
•	general economic, industry and market conditions.

In addition, the market price of the stocks of medical device, medical technology, pharmaceutical, biotechnology and other life science companies have experienced significant volatility that often does not relate to the operating performance of the companies represented by the stock. Further, there has been particular volatility in the market price of securities of early‑stage and development‑stage life science and medical device companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

As of December 31, 2016, we leased or owned approximately 50,000 square feet of office and operations space in the U.S.  This space includes our corporate headquarters and production facilities in San Clemente, California and additional office and production space in Laguna Hills, California. We also have smaller administrative offices and sales offices in the United States, Germany, Australia, Canada, Brazil, Japan and the United Kingdom.

ITEM 3.LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries is a party to, and non of their respective property is the subject of, any material legal proceeding, although we are from time to time party to legal proceedings that arise in the orginary course of our business.

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

	High	Low
2016
First Quarter	$25.97	$14.25
Second Quarter	$30.01	$16.26
Third Quarter	$39.82	$28.26
Fourth Quarter	$39.02	$28.72

	High	Low
2015
Second Quarter	$31.95	$27.39
Third Quarter	$33.92	$21.59
Fourth Quarter	$27.64	$18.53

As of March 13, 2017, we had 34 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of record holders also does not include stockholders whose shares may be held in trust by other entities.

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

	6/25/2015	12/31/2015	12/31/2016
GKOS	$100.00	$79.08	$109.87
S&P Small Cap 600 index	$100.00	$92.03	$116.47
S&P Small Cap 600 Healthcare index	$100.00	$98.73	$100.89

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

ITEM 6.SELECTED FINANCIAL DATA

The selected consolidated financial information set forth below for each of the years ended December 31, 2016, 2015, 2014 and 2013 has been derived from our audited consolidated financial statements. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included in Items 7 and 8, respectively, of this Annual Report on Form 10-K.

	Year ended December 31,
(amounts in thousands, except per share amounts)	2016	2015	2014	2013

Statements of Operations Data:
Net sales	$114,397	$71,700	$45,587	$20,946
Cost of sales	16,177	12,988	11,418	2,535
Gross profit	98,220	58,712	34,169	18,411
Operating expenses:
Selling, general and administrative	64,756	43,961	28,135	17,098
Research and development	29,223	25,047	19,205	15,511
Total operating expenses	93,979	69,008	47,340	32,609
Income (loss) from operations	4,241	(10,296)	(13,171)	(14,198)
Loss on deconsolidation of DOSE	—	(25,685)	—	—
Total other income (expense), net	324	(2,307)	(868)	(23)
Provision for income taxes	43	33	18	6
Net income (loss)	$4,522	$(38,321)	$(14,057)	$(14,227)
Net loss attributable to noncontrolling interest	—	(1,080)	(1,931)	(1,588)
Net income (loss) attributable to Glaukos Corporation	$4,522	$(37,241)	$(12,126)	$(12,639)
Basic net income (loss) per share attributable to Glaukos Corporation stockholders	$0.14	$(2.13)	$(5.29)	$(6.21)
Diluted net income (loss) per share attributable to Glaukos Corporation stockholders	$0.12	$(2.13)	$(5.29)	$(6.21)
Weighted average shares used to compute basic net income (loss) per share attributable to Glaukos Corporation stockholders	32,928	17,474	2,294	2,036
Weighted average shares used to compute diluted net income (loss) per share attributable to Glaukos Corporation stockholders	36,459	17,474	2,294	2,036

	As of December 31,
(amounts in thousands)	2016	2015	2014	2013

Balance Sheet Data:
Cash and cash equivalents	$6,494	$21,572	2,304	$6,728
Short-term investments	89,268	69,552	—	—
Net working capital (deficit)	103,085	83,778	(9,633)	6,487
Total assets	134,371	116,661	26,021	30,877
Total liabilities	17,097	21,470	29,546	23,709
Convertible preferred stock	—	—	157,379	156,210
Additional paid in capital	308,815	291,853	8,155	6,073
Total stockholders’ equity (deficit)	117,274	95,191	(151,299)	(141,298)
Noncontrolling interest	—	—	(9,605)	(7,744)
Total equity (deficit)	117,274	95,191	(160,904)	(149,042)

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

Overview

We are an ophthalmic medical technology company focused on the development and commercialization of products and procedures designed to treat glaucoma, one of the world’s leading causes of blindness. We developed Micro‑Invasive Glaucoma Surgery (MIGS) to serve as an alternative to the traditional glaucoma treatment and management paradigm. We launched the iStent, our first MIGS device, in the United States in July 2012 and we are developing additional products designed to treat glaucoma.

The iStent was the first commercially available MIGS treatment solution. FDA‑approved for insertion in combination with cataract surgery, the iStent procedure is currently reimbursed by Medicare and a majority of commercial payors.

We are developing three additional pipeline products: the iStent Inject, the iStent Supra and iDose. The iStent Inject includes two stents pre‑loaded in an auto‑injection inserter. We are developing two versions of this product: the first is currently being studied for lowering intraocular pressure in conjunction with cataract surgery in a U.S. investigational device exemption (IDE) pivotal trial; and the second is currently being studied in an initial U.S. IDE study as a standalone treatment for lowering intraocular pressure. The iStent Supra is designed to access an alternative drainage space within the eye and is now in a U.S. pivotal IDE trial. iDose is a drug delivery system that is designed to be implanted in the eye to continuously deliver therapeutic levels of medication for extended periods of time to lower intraocular pressure in glaucoma patients. A U.S. investigational new drug (IND) Phase II study of our Travoprost Intraocular Implant using the iDose delivery system is currently underway.

Prior to 2016, we had never been profitable and had incurred operating losses in each year since our inception. Our net sales increased to $114.4 million in 2016 from $71.7 million in 2015 and $45.6 million in 2014. Our net income was $4.5 million for the year ended December 31, 2016 and net losses were $38.3 million and $14.1 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $192.1 million.

We have made and expect to continue to make significant investments in our global sales force, marketing programs and clinical studies. Costs for FDA‑approved IDE studies in our industry are expensive as are the costs to develop new products, and we have incurred a significant increase in administrative costs since we began operating as a public company. Accordingly, although we achieved profitability in 2016, there can be no assurance that we will continue to be profitable.

Components of results of operations

Net sales

We operate in one reportable segment, ophthalmic medical devices, and substantially all of our net sales are derived from sales of our iStent products, net of customer returns and allowances. We recognize net sales when goods are shipped, title and risk of loss transfer to our customers, persuasive evidence of an arrangement exists and collectability is reasonably assured.

We sell our products through a direct sales organization in the United States, and outside the United States we sell our products primarily through direct sales subsidiaries in eleven countries and through independent distributors in certain countries in which we do not have a direct presence. The primary end‑user customers for our products are hospitals and surgery centers.

We anticipate our net sales will increase as we expand our global sales and marketing infrastructure and continue to increase awareness of our products by expanding our sales base and increasing our marketing efforts. We also expect that our net sales within a fiscal year may be impacted seasonally and reflect seasonality patterns generally consistent with U.S. cataract procedure volumes, which are typically softer in the first quarter and stronger in the fourth quarter of a given year. Additionally, we expect our net sales in 2017 to benefit from higher average selling prices to ambulatory surgery centers (ASCs) in the United States as a result of an increase in reimbursement payments from Medicare to ASCs for the iStent procedure effective January 1, 2017.

Cost of sales

Cost of sales reflects the aggregate costs to manufacture our products and includes raw material costs, labor costs, manufacturing overhead expenses and the effect of changes in the balance of reserves for excess and obsolete inventory. We manufacture our iStent products primarily at our headquarters in San Clemente, California, with some manufacturing activities remaining at our Laguna Hills, California location, using components manufactured by third parties. Due to the relatively low production volumes of our iStent products, compared to our potential capacity for those products, a significant portion of our per unit costs is comprised of manufacturing overhead expenses. These expenses include quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management.

Beginning in late 2013, cost of sales has included amortization of the $17.5 million intangible asset we recognized in connection with our royalty buyout agreement with GMP in November 2013. The amortization expense was $3.5 million for each of the years ended December 31, 2016, 2015 and 2014 and is estimated to be $3.5 million in 2017 and $3.0 million in 2018.

Beginning in 2015, cost of sales includes a charge equal to a low single‑digit percentage of worldwide net sales of certain current and future products, including our iStent products, with a required minimum annual payment of $500,000, which amount became payable to the University in connection with our December 2014 agreement. This obligation will expire upon the expiration of the last to expire of the patent rights that are the subject of the December 2014 agreement, which is currently expected to be in 2022. Under the PATH Act, the 2.3% federal medical device excise tax on U.S. sales of medical devices manufactured by us has been suspended from January 1, 2016 to December 31, 2017, and, absent further legislative action, will be reinstated starting January 1, 2018. The medical device excise tax is included in our cost of sales in 2015 and 2014.

Our future gross profit as a percentage of net sales, or gross margin, will be impacted by numerous factors including commencement of sales of products in our pipeline, or any other future products, which may have higher product costs. Our gross margin will also be affected by manufacturing inefficiencies that we may experience as we attempt to manufacture our products on a larger scale, manufacture new products and change our manufacturing capacity or output. Additionally, our gross margin will continue to be affected by the aforementioned intangible asset amortization and expense related to our agreement with the University. We also expect our gross margin to be favorably impacted in 2017 by the PATH Act moratorium for 2017 on the medical device excise tax.

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

Other income (expense), net

Other income (expense), net primarily consists of interest income derived from our short-term investments, interest expense on our secured notes payable, and until the common stock warrants were exercised during the first three months of 2016, changes in the fair value of our stock warrant liability. On July 31, 2015, we paid off in full all amounts outstanding under the Amended and Restated Revolving Credit and Term Loan Agreement (Amended Credit Agreement), terminated the agreement, and recorded a loss on extinguishment of debt of $0.2 million in other income (expense). In 2015, other income (expense) also included the loss on deconsolidation of DOSE.

Results of operations

Comparison of years ended December 31, 2016 and 2015

	Year ended
	December 31,		% Increase
(dollars in thousands)	2016	2015	(decrease)
Statements of operations data:
Net sales	$114,397	$71,700	60%
Cost of sales	16,177	12,988	25%
Gross profit	98,220	58,712	67%
Operating expenses:
Selling, general and administrative	64,756	43,961	47%
Research and development	29,223	25,047	17%
Total operating expenses	93,979	69,008	36%
Income (loss) from operations	4,241	(10,296)	(141)%
Loss on deconsolidation of DOSE	—	(25,685)	NM
Total other income (expense), net	324	(2,307)	166%
Provision for income taxes	43	33	30%
Net income (loss)	$4,522	$(38,321)	(112)%

Net sales

Net sales for the years ended December 31, 2016 and 2015 were $114.4 million and $71.7 million, respectively, reflecting an increase of $42.7 million or 60%. Net sales in the United States represented $105.0 million and $67.7 million of net sales, respectively, increasing by 55% and accounting for 87% of the overall increase in net sales. Increases in both the number of customer facilities purchasing our iStent products and the average utilization of iStent in our customers’ available MIGS-appropriate procedures accounted for the growth in unit sales in the United States. International sales for the year ended December 31, 2016 and 2015 were $9.4 million and $4.0 million, respectively, increasing by $5.4 million or 135%, and accounting for 13% of the Company’s worldwide net sales increase. Net sales at our Australian and Canadian subsidiaries accounted for the majority of the increase internationally. Worldwide, increased unit volume due to increased iStent utilization across our expanding customer base was responsible for the majority of the increase in net sales.

Cost of sales

Cost of sales for the years ended December 31, 2016 and 2015 were $16.2 million and $13.0 million, respectively, reflecting an increase of $3.2 million or 25%. Our gross margin for the year ended December 31, 2016 was approximately 86% compared to approximately 82% in 2015. The increased gross margin percentage reflects that our fixed costs within cost of sales, such as certain manufacturing overhead costs and the intangible asset amortization in both the 2016 and 2015 periods, represent a smaller percentage of the larger 2016 revenue amount. Also, there was no medical device excise tax in cost of sales for the year ended 2016 due to the aforementioned suspension of the excise tax for 2016 and 2017.

Selling, general and administrative expenses

SG&A expenses for the years ended December 31, 2016 and 2015 were $64.8 million and $44.0 million, respectively, reflecting an increase of $20.8 million or 47%. The increase in SG&A expenses was primarily the result of an increase of approximately $6.5 million in salary, commissions, bonuses, stock-based compensation, travel and other costs associated with our domestic sales force; an increase in SG&A expenses incurred by our foreign subsidiaries of approximately $6.4 million; and an increase of approximately $5.3 million for additional administrative and marketing personnel. Additionally, approximately $3.1 million of the increase resulted from increased marketing expenses for industry meetings and marketing materials, corporate insurance and facilities rent and utility costs. Offsetting these increases was a $3.3 million reduction in legal and professional services primarily associated with our patent litigation which settled in October 2015.

Research and development expenses

R&D expenses for the years ended December 31, 2016 and 2015 were $29.2 million and $25.0 million, respectively, reflecting an increase of $4.2 million or 17%. Most of the increase in R&D expenses resulted from the cost of additional personnel, primarily in our clinical affairs function, required to manage the increased number of clinical studies and associated investigational sites and study investigators. Also contributing to the increase in R&D expenses were higher clinical study costs, which included payments to investigational sites and study investigators and consultants.

Other income (expense), net

We recorded other income, net for the year ended December 31, 2016 of $0.3 million and other expense, net for the year ended December 31, 2015 of approximately $28.0 million. The 2016 period primarily reflected interest income from our short-term investments of approximately $0.9 million, offset by interest expense on our secured notes payable and changes in the fair value of our stock warrant liability. The 2015 period includes a charge of $25.7 million incurred with the deconsolidation of the non‑glaucoma related assets of DOSE and elimination of the noncontrolling interest.

Comparison of years ended December 31, 2015 and 2014

	Year ended
	December 31,		% Increase
(dollars in thousands)	2015	2014	(decrease)
Statements of operations data:
Net sales	$71,700	$45,587	57%
Cost of sales	12,988	11,418	14%
Gross profit	58,712	34,169	72%
Operating expenses:
Selling, general and administrative	43,961	28,135	56%
Research and development	25,047	19,205	30%
Total operating expenses	69,008	47,340	46%
Loss from operations	(10,296)	(13,171)	(22)%
Loss on deconsolidation of DOSE	(25,685)	—	NM
Total other expense, net	(2,307)	(868)	166%
Provision for income taxes	33	18	83%
Net loss	$(38,321)	$(14,057)	173%

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

Liquidity and capital resources

From our inception through 2015, we incurred losses and negative cash flow from our operations. For the year ended December 31, 2016, we had $4.5 million of net income and generated $12.3 million of cash from operations. As of December 31, 2016, we had an accumulated deficit of approximately $192.1 million. We have funded our operations to date from the sale of equity securities, issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities and cash generated from net sales. On June 30, 2015, we completed our IPO, selling 6.9 million newly issued shares of common stock at $18.00 per share, which raised net proceeds of approximately $113.6 million, after deducting underwriting discounts and commissions of $8.7 million and other related expenses of approximately $1.9 million. We have made and expect to continue to make significant investments in our global sales force, marketing programs and clinical studies. Costs for FDA‑approved IDE studies in our industry are expensive as are the costs to develop new products, and we have incurred a significant increase in administrative costs since we began operating as a public company in 2015. Accordingly, although we achieved profitability in 2016 and generated cash from operations, there can be no assurance that we will continue to be profitable or continue to generate cash from operations.

At December 31, 2016, we had $95.8 million in cash, cash equivalents and short-term investments. We plan to fund our operations and capital funding needs using existing cash and investment, cash generated from commercial operations, and through future debt and equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all. We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and cash generated from sales of our iStent products will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date our financial statements for the year ended December 31, 2016 are made publicly available.

Cash flows

Our historical cash outflows have primarily been associated with cash used for operating activities such as the purchase and growth of inventory, expansion of our sales and marketing and R&D activities and other working capital needs; the acquisition of intellectual property; and expenditures related to equipment and improvements used to increase our manufacturing capacity, to improve our manufacturing efficiency and for overall facility expansion.

The following table is a summary of our cash flows for the periods indicated:

	Year ended
	December 31,
(amounts in millions)	2016	2015	2014

Net cash provided by (used in):
Operating activities	$12.3	$(2.2)	$(7.1)
Investing activities	(26.1)	(85.6)	(0.9)
Financing activities	(1.7)	107.1	3.5
Exchange rate changes	0.4	—	0.1
Net (decrease) increase in cash and cash equivalents	$(15.1)	$19.3	$(4.4)

At December 31, 2016, our cash, cash equivalents and short-term investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating activities

In the year ended December 31, 2016, our operating activities generated net cash of $12.3 million, and in the years ended December 31, 2015 and 2014, our operating activities used $2.2 million and $7.1 million of net cash, respectively. The improvement in net cash generation from operating activities primarily reflects an increase in cash generated from significantly higher net sales of our iStent partially offset by increases in our total operating expenses. For the year ended December 31, 2016, the total net change in operating assets and liabilities reflected cash usage of $6.3 million due to increases in accounts receivable and inventory of $9.7 million, partially offset by an increase in accounts payable and accrued liabilities of $5.1 million. The remaining adjustments to reconcile net income to net cash used in operating activities provided cash of $14.1 million, primarily consisting of stock‑based compensation expense of $8.8 million and depreciation and amortization of $4.7 million. For the year ended December 31, 2015, the total net change in operating assets and liabilities reflected cash usage of $3.4 million due to increases in accounts receivable and inventory, partially offset by an increase in accounts payable. All other adjustments to reconcile net loss to net cash used in operating activities totaled $39.5 million, primarily consisting of the $25.7 million loss on the deconsolidation of DOSE. The remaining adjustments primarily consisted of stock‑based compensation expense of $7.9 million and depreciation and amortization of $4.3 million. For the year ended December 31, 2014, the total net change in operating assets and liabilities provided cash of $1.2 million, as growth in accounts payable and accrued liabilities exceeded the combined growth in accounts receivable and inventory. Additionally, net non‑cash operating costs totaled $5.7 million.

Investing activities

In the years ended December 31, 2016, 2015 and 2014, we used approximately $26.1 million, $85.6 million and $0.9 million, respectively, of net cash in investing activities. Cash used for purchases of property and equipment was approximately $6.3 million, $0.9 million and $0.9 million, respectively. In the year ended December 31, 2016, we used approximately $75.2 million for purchases of short-term investments, and received proceeds from sales and maturities of short-term investments of $55.4 million. In the year ended December 31, 2015, we used approximately $69.8 million for purchases of short-term investments, and we used $15.0 million for the purchase of the iDose product line from DOSE.

We expect to increase our investment in property and equipment in the future as we expand our manufacturing capacity for current and new products, improve our manufacturing efficiency and for overall facility expansion.

Financing activities

In the year ended December 31, 2016, we used $1.7 million of net cash from financing activites, while for the years ended December 2015 and 2014, cash of $107.1 million and $3.5 million, respectively, was provided from financing activities. In the year ended December 31, 2016, we received net cash proceeds of approximately $8.0 million from the exercises of stock options and warrants and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan, and we used net cash of approximately $9.7 million for note payments.

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

In the year ended December 31, 2014, we received net proceeds of $1.9 million under our line of credit and we received proceeds of $0.8 million and $0.9 million from the exercises of stock options and preferred stock warrants, repectively.

Indebtedness

Notes payable to GMP Vision Solutions

In November 2013, we amended the agreement originally entered into with GMP in January 2007 and executed a royalty buyout agreement with GMP pursuant to which we issued an aggregate of $17.5 million in secured promissory notes to GMP and a party related to GMP in exchange for the cancellation of remaining royalties payable to GMP under the original agreement. These notes were secured by all of our assets, excluding intellectual property, and were previously subordinate to the rights of our bank lender in connection with our Amended Credit Agreement prior to the repayment in full of that facility in July 2015. The notes carried an interest rate of 5% per annum and required monthly interest‑only payments from November 30, 2013 through December 31, 2014 of $72,900, followed by 24 equal monthly principal and interest payments of $0.8 million, which we began paying on January 31, 2015 and were fully paid as of December 31, 2016. The buyout agreement also calls for payment of up to $2.0 million in the event of a sale of the Company that meets certain criteria.  In connection with this buyout agreement, we recognized an intangible asset valued at $17.5 million. After determining that the pattern of future cash flows associated with this intangible asset could not be reliably estimated with a high level of precision, we concluded that the intangible asset would be amortized to cost of sales in our statements of operations on a straight line basis over the estimated useful life of five years.

In each of the years ended December 31, 2016, 2015 and 2014, we recorded related amortization expense of $3.5 million in cost of sales. Estimated amortization expense will be $3.5 million in 2017, and $3.0 million in 2018.

Amended and Restated Revolving Credit and Term Loan Agreement

In February 2015, we and our primary bank executed an Amended Credit Agreement, which provided for a $5.0 million senior secured term loan, a $5.0 million senior secured draw‑to term loan and an $8.0 million senior secured revolving credit facility. Amounts owed under the Amended Credit Agreement were secured by a first priority security interest in all of our assets, excluding intellectual property.

On July 31, 2015, we paid off in full all amounts outstanding under the Amended Credit Agreement with the payment of $7.0 million in principal plus all interest and fees payable through the payoff date and recorded a loss on extinguishment of debt in the amount of $0.2 million. The Amended Credit Agreement and all related security interests were terminated on July 31, 2015. Accordingly, this facility is no longer outstanding and available to us. See Note 5 of our notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information about the Amended Credit Agreement.

The Company had $0.2 million in commitments for capital expenditures as of December 31, 2016.

Contractual obligations

The following table summarizes our significant contractual obligations as of December 31, 2016 and the effect those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
Contractual obligations		Less than			More than
(in millions)	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating lease obligations	$3,396	$806	$1,288	$1,302	$—
Firm purchase commitments	3,725	3,725	—	—	—
Total contractual obligations	$7,121	$4,531	$1,288	$1,302	$—

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

Revenue recognition

Our revenue is generated primarily from sales of our iStent products to customers in the United States and internationally.  Our customers are comprised of ambulatory surgery centers, hospitals and distributors in certain international locations where we currently do not have a direct commercial presence. We recognize revenue from product sales when the following criteria are met: goods are shipped, title and risk of loss has transferred to our customers, persuasive evidence of an arrangement exists and collectability is reasonably assured. Persuasive evidence of an arrangement exists when we have a contractual arrangement in place with the customer. Delivery has occurred when a product is shipped. If persuasive evidence of an arrangement exists and delivery has occurred, we determine whether the invoiced amount is fixed or determinable and collectability of the invoiced amount is reasonably assured. We assess whether the invoiced amount is fixed or determinable based on the existing arrangement with the customer, including whether we have sufficient history with a customer to reliably estimate the customer’s payment patterns. We assess collectability by evaluating historical cash receipts and individual customer outstanding balances. To the extent all criteria set forth above are not satisfied at the time of shipment, revenue is recognized when cash is received from the customer.

We permit returns of product if such product is returned in good condition and from normal distribution channels, and we provide a warranty on our products for one year from the date of shipment. Estimated allowances for sales returns and warranty replacements are based upon the historical patterns of our product returns and warranty replacements matched against sales, and our evaluation of specific factors that may increase the risk of product returns and warranty replacements. Product returns and warranty replacements to date have been immaterial.

Clinical trial expense accruals

As part of our R&D expenses, we accrue at each balance sheet date the estimated costs of clinical study activities performed by third‑party clinical sites with whom we have agreements providing for fees based upon the quantities of subjects enrolled and clinical evaluation visits that occur over the life of the study. The estimates are determined based upon a review of the agreements and data collected by internal and external clinical personnel as to the status of enrollment and subject visits, and are based upon the facts and circumstances known to us at each financial reporting date. If the actual timing of performance of activities varies from the assumptions used in the estimates, we adjust the accruals accordingly. There have been no material adjustments to our prior period accrued estimates for clinical trial activities through December 31, 2016. If we underestimate or overestimate the activity or fees associated with a study or service at a given point in time, adjustments to R&D expenses may be necessary in future periods. Subsequent changes in estimates may result in a material change in our accruals. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as expense in the period that the related goods are consumed or services are performed.

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

The estimation of the fair value of each stock‑based grant or issuance on the date of grant involves numerous assumptions by management. Although we calculate the fair value under the Black‑Scholes option pricing model, which is a standard option pricing model, this model still requires the use of numerous assumptions, including, among others, the expected life (turnover), volatility of the underlying equity security, a risk free interest rate and expected dividends. Because we have a limited operating history as a public company, there is a lack of company‑specific historical and implied volatility data, and therefore we have estimated stock price volatility based upon an index of the historical volatilities of a group of comparable publicly‑traded medical device peer companies. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We have estimated the expected term of our employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The model and assumptions also attempt to account for changing employee behavior as the stock price changes and capture the observed pattern of increasing rates of exercise as the stock price increases. The use of different values by management in connection with these assumptions in the Black‑Scholes option pricing model could produce substantially different results.

In July 2014, we granted stock options to purchase an aggregate of 1.2 million shares of common stock, which options contained a performance condition such that they only become exercisable in the event that our common stock is listed on a national securities exchange within one year from the date of grant. In accordance with authoritative guidance, we did not record any compensation expense associated with the grants until the performance condition was satisfied in the three month period ended June 30, 2015. Upon the completion of the IPO on June 30, 2015, we immediately recognized cumulative compensation cost of $3.8 million for the grants as if the method had been applied since the date of grant using the required graded accelerated attribution method, and we will record compensation expense over the remainder of the four‑year vesting period using this method. Stock options granted subsequent to July 2014 do not contain a performance condition.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of independent registered public accounting firm

The Board of Directors and Stockholders of

Glaukos Corporation

We have audited the accompanying consolidated balance sheets of Glaukos Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glaukos Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Irvine, California

March 15, 2017

Glaukos Corporation

Consolidated balance sheets

(in thousands, except par values)

	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$6,494	$21,572
Short-term investments	89,268	69,552
Accounts receivable, net	14,305	7,549
Inventory	6,844	4,097
Prepaid expenses and other current assets	3,032	1,290
Restricted cash	80	80
Total current assets	120,023	104,140
Property and equipment, net	7,593	2,154
Intangible assets, net	6,567	10,218
Deposits and other assets	188	149
Total assets	$134,371	$116,661
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,967	$3,626
Accrued liabilities	13,911	7,793
Long-term debt, current portion	—	8,931
Deferred rent	60	12
Total current liabilities	16,938	20,362
Long-term debt, less current portion	—	765
Stock warrant liability	—	105
Other liabilities	159	238
Total liabilities	17,097	21,470
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares and no shares authorized at December 31, 2016 and 2015, respectively; no shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.001 par value; 150,000 shares authorized at December 31, 2016 and 2015; 33,971 and 32,209 shares issued and 33,943 and 32,181 shares outstanding at December 31, 2016 and 2015, respectively	34	32
Additional paid-in capital	308,815	291,853
Accumulated other comprehensive income	648	51
Accumulated deficit	(192,091)	(196,613)
Less treasury stock (28 shares as of December 31, 2016 and 2015)	(132)	(132)
Total stockholders’ equity	117,274	95,191
Total liabilities and stockholders' equity	$134,371	$116,661

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated statements of operations

(in thousands, except per share amounts)

	Year ended
	December 31,
	2016	2015	2014

Net sales	$114,397	$71,700	$45,587
Cost of sales	16,177	12,988	11,418
Gross profit	98,220	58,712	34,169
Operating expenses:
Selling, general and administrative	64,756	43,961	28,135
Research and development	29,223	25,047	19,205
Total operating expenses	93,979	69,008	47,340
Income (loss) from operations	4,241	(10,296)	(13,171)
Other income (expense), net
Interest and other income	889	82	3
Loss on deconsolidation of DOSE	—	(25,685)	—
Loss on extinguishment of debt	—	(195)	—
Interest and other expense, net	(608)	(1,062)	(876)
Change in fair value of stock warrant liability	43	(1,132)	5
Total other income (expense), net	324	(27,992)	(868)
Income (loss) before taxes	4,565	(38,288)	(14,039)
Provision for income taxes	43	33	18
Net income (loss)	4,522	(38,321)	(14,057)
Net loss attributable to noncontrolling interest	—	(1,080)	(1,931)
Net income (loss) attributable to Glaukos Corporation	$4,522	$(37,241)	$(12,126)
Basic net income (loss) per share, attributable to Glaukos Corporation stockholders	$0.14	$(2.13)	$(5.29)
Diluted net income (loss) per share, attributable to Glaukos Corporation stockholders	$0.12	$(2.13)	$(5.29)
Weighted-average shares used to compute basic net income (loss) per share attributable to Glaukos Corporation stockholders	32,928	17,474	2,294
Weighted-average shares used to compute diluted net income (loss) per share attributable to Glaukos Corporation stockholders	36,459	17,474	2,294

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated statements of comprehensive income (loss)

(in thousands)

	Year ended
	December 31,
	2016	2015	2014

Net income (loss)	$4,522	$(38,321)	$(14,057)
Other comprehensive income:
Foreign currency translation adjustments	542	155	42
Unrealized gain (loss) on short-term investments, net of tax	55	(148)	—
Other comprehensive income	597	7	42
Total comprehensive income (loss)	5,119	(38,314)	(14,015)
Comprehensive loss attributable to noncontrolling interest	—	(1,080)	(1,931)
Comprehensive income (loss) attributable to Glaukos Corporation	$5,119	$(37,234)	$(12,084)

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated statements of convertible preferred stock and stockholders’ equity (deficit)

(in thousands, except per share amounts)

						Accumulated
	Convertible				Additional	other				Non-	Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		controlling	equity
	Shares	Amount	Shares	Amount	capital	income	deficit	Shares	Amount	interest	(deficit)
Balance at December 31, 2013	21,508	$156,210	2,122	$5	$6,073	$2	$(147,246)	(28)	$(132)	$(7,744)	$(149,042)
Issuance of Series C convertible preferred stock at $8.00 per share in connection with exercises of preferred stock warrants	105	836	—	—	—	—	—	—	—	—	—
Issuance of Series D convertible preferred stock at $11.38 per share in connection with exercises of preferred stock warrants	29	333	—	—	—	—	—	—	—	—	—
Common stock issued under stock plans	—	—	348	1	552	—	—	—	—	70	623
Share-based compensation	—	—	—	—	1,530	—	—	—	—	—	1,530
Other comprehensive income	—	—	—	—	—	42	—	—	—	—	42
Net loss	—	—	—	—	—	—	(12,126)	—	—	(1,931)	(14,057)
Balance at December 31, 2014	21,642	$157,379	2,470	$6	$8,155	$44	$(159,372)	(28)	$(132)	$(9,605)	$(160,904)
Issuance of Series D convertible preferred stock at $18.00 per share in connection with exercises of preferred stock warrants	94	1,698	—	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	(21,736)	(159,077)	21,736	17	159,060	—	—	—	—	—	159,077
Issuance of common stock in initial public offering	—	—	6,900	7	113,582	—	—	—	—	—	113,589
Common stock issued under stock plans	—	—	1,097	2	2,979	—	—	—	—	—	2,981
Exercise of common stock warrant	—	—	6	—	188	—	—	—	—	—	188
Share-based compensation	—	—	—	—	7,889	—	—	—	—	—	7,889
Other comprehensive income	—	—	—	—	—	7	—	—	—	—	7
Deconsolidation of DOSE	—	—	—	—	—	—	—	—	—	10,685	10,685
Net loss	—	—	—	—	—	—	(37,241)	—	—	(1,080)	(38,321)
Balance at December 31, 2015	—	$—	32,209	$32	$291,853	$51	$(196,613)	(28)	$(132)	$—	$95,191
Common stock issued under stock plans	—	—	1,756	2	8,064	—	—	—	—	—	8,066
Exercise of common stock warrant	—	—	6	—	112	—	—	—	—	—	112
Share-based compensation	—	—	—	—	8,786	—	—	—	—	—	8,786
Other comprehensive income	—	—	—	—	—	597	—	—	—	—	597
Net income	—	—	—	—	—	—	4,522	—	—	—	4,522
Balance at December 31, 2016	—	$—	33,971	$34	$308,815	$648	$(192,091)	(28)	$(132)	$—	$117,274

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated statements of cash flows

(in thousands)

	Year ended
	December 31,
	2016	2015	2014

Operating Activities
Net income (loss)	$4,522	$(38,321)	$(14,057)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Depreciation and amortization	4,722	4,267	4,231
Loss on disposal of fixed assets	40	—	—
Stock-based compensation	8,786	7,889	1,530
Loss on deconsolidation of DOSE	—	25,685	—
Loss on extinguishment of debt	—	186	—
Change in fair value of stock warrant liability	(43)	1,132	(5)
Unrealized foreign currency losses	368	192	—
Amortization of premium on short-term investments	210	51	—
Amortization of debt discount and deferred financing costs	—	15	—
Deferred rent	(31)	91	(33)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,791)	(2,163)	(2,514)
Inventory	(2,935)	(1,848)	(413)
Prepaid expenses and other current assets	(1,762)	(755)	(108)
Accounts payable and accrued liabilities	5,096	1,518	4,226
Other assets	127	(127)	36
Net cash provided by (used in) operating activities	12,309	(2,188)	(7,107)
Investing activities
Purchases of property and equipment	(6,278)	(877)	(868)
Purchase of iDOSE product line and related assets from DOSE Medical	—	(15,000)	—
Purchases of short-term investments	(75,192)	(69,751)	—
Proceeds from sales and maturities of short-term investments	55,354	—	—
Net cash used in investing activities	(26,116)	(85,628)	(868)
Financing activities
Proceeds from public offering, net of issuance costs	—	113,589	—
Proceeds from senior secured term and draw-to term loans	—	6,852	—
Payments of senior secured term and draw-to term loans	—	(7,000)	—
Proceeds from line of credit	—	1,750	2,850
Payments of line of credit	—	(3,600)	(1,000)
Payments of subordinated notes	(9,696)	(7,804)	—
Proceeds from exercise of stock options	6,059	1,734	775
Share purchases under Employee Stock Purchase Plan	1,945	1,161	—
Proceeds from exercise of stock warrants	50	428	875
Net cash (used in) provided by financing activities	(1,642)	107,110	3,500
Effect of exchange rate changes on cash and cash equivalents	371	(26)	51
Net (decrease) increase in cash and cash equivalents	(15,078)	19,268	(4,424)
Cash and cash equivalents at beginning of period	21,572	2,304	6,728
Cash and cash equivalents at end of period	$6,494	$21,572	$2,304
Supplemental disclosures of cash flow information
Interest paid	$285	$834	$876
Taxes paid, net of refunds	$513	$25	$12
Supplemental schedule of noncash investing and financing activities
Purchase of intangible assets in exchange for future payments	$—	$243	$—
Conversion of preferred stock into common stock	$—	$159,077	$—
Reduction of liability upon vesting of stock options previously exercised for unvested stock	$62	$86	$80

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Notes to consolidated financial statements

1.Organization and basis of presentation

Organization and business

Glaukos Corporation (Glaukos or the Company), incorporated in Delaware on July 14, 1998, is a developer, manufacturer and marketer of medical devices for the treatment of glaucoma. The accompanying consolidated financial statements include the accounts of Glaukos, its wholly owned subsidiaries and, through June 30, 2015, affiliated entity DOSE Medical Corporation (DOSE) (see Note 11). All significant intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

Liquidity

From inception through 2015, the Company was not profitable and incurred operating losses in each year. For the year ended December 31, 2016, the Company had net income of $4.5 million and generated $12.3 million of cash from operations. At December 31, 2016, the Company had an accumulated deficit of $192.1 million.  The Company has financed operations to date primarily through private placements of equity securities, the issuance of common stock in the initial public offering (IPO) completed in June 2015, debt financings and cash generated by its commercial operations. While the Company became profitable in 2016, it may not be able to sustain profitability on a recurring basis in the future. The Company plans to fund its operations and capital funding needs using existing cash and investments, cash generated from commercial operations, and through future debt and equity financings. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to it, or at all. Any equity financing may result in dilution to existing stockholders and any additional debt financing may include restrictive covenants. As of December 31, 2016, the Company had cash, cash equivalents and short-term investments totaling $95.8 million and net working capital of $103.1 million. The Company adopted Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements – Going Concern, effective December 31, 2016. The Company has performed an analysis and concluded substantial doubt does not exist with respect to the Company being able to continue as a going concern through one year from the date of issuance of the consolidated financial statements for the year ended December 31, 2016.

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

Acquisition of certain DOSE Medical Corporation assets

On June 30, 2015, the Company acquired certain assets from DOSE, including the iDose product line, in exchange for a cash payment of $15.0 million and the elimination of all amounts owed by DOSE to the Company. In addition to an asset purchase, the parties agreed to an amended and restated patent license agreement and an amended and restated transition services agreement that provides for limited support from the Company to DOSE for a period of up to three years (see Note 11).

2.Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Use of estimates

The preparation of the financial statements in conformity with GAAP requires management to make informed estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the accompanying consolidated financial statements relate to revenue recognition, inventory reserves and stock‑based compensation expense. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, this process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements.

Foreign currency translation

The accompanying consolidated financial statements are presented in U.S. dollars. The Company considers the local currency to be the functional currency for its international subsidiaries. Accordingly, their assets and liabilities are translated into U.S. dollars using the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing throughout the periods presented. Currency translation adjustments arising from period to period are charged or credited to accumulated other comprehensive income (loss) in stockholders’ equity. For the years ended December 31, 2016, 2015 and 2014, the Company reported income from foreign currency translation adjustments of approximately $542,000, $155,000 and $42,000, respectively. Realized gains and losses resulting from foreign currency transactions are included in selling, general and administrative expense in the consolidated statements of operations. For the years ended December 31, 2016, 2015 and 2014, the Company reported foreign currency transaction losses of approximately $608,000, $287,000 and $38,000, respectively.

Cash, cash equivalents and short-term investments

The Company invests its excess cash in marketable securities, including money market funds, money market securities, bank certificates of deposit, corporate bonds, and corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, liquid investment instruments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents are recorded at face value or cost, which approximates fair market value. From time to time, the Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Commission (FDIC). Investments are stated at fair value as determined by quoted market prices. Investments are considered available‑for‑sale and, accordingly, unrealized gains and losses are included in accumulated other comprehensive income (loss) within stockholders’ equity.

The Company’s entire investment portfolio, except for restricted cash, is considered to be available for use in current operations and, accordingly, all such investments are stated at fair value using quoted market prices and classified as current assets, although the stated maturity of individual investments may be one year or more beyond the balance sheet date. The Company did not have any trading securities or restricted investments at December 31, 2016, 2015 and 2014.

Realized gains and losses and declines in value, if any, judged to be other‑than‑temporary on available‑for‑sale securities, are reported in interest income or expense, net. When securities are sold, any associated unrealized gain or loss previously reported as a separate component of stockholders’ equity is reclassified out of stockholders’ equity and recorded in the statements of operations in the period sold using the specific identification method. Accrued interest and dividends are included in interest income. The Company periodically reviews its available‑for‑sale securities for other‑than‑temporary declines in fair value below the cost basis, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Concentration of credit risk and significant customers

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has established guidelines regarding investment instruments and their maturities which are designed to maintain preservation of principal and liquidity. The Company believes that the concentration of credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms and the level of credit worthiness of its customers. During 2016, 2015 and 2014, none of the Company’s customers accounted for more than 10% of revenues.

Restricted cash

The Company has a credit card facility with a bank which is collateralized by certificates of deposit maintained at the bank.

Accounts receivable

The Company sells its products directly to hospitals, surgery centers and distributors in the U.S. and internationally. The Company periodically assesses the payment performance of these customers and establishes reserves for anticipated losses when necessary, which losses historically have not been significant and have not exceeded management’s estimates. Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts based on historical collection experience and expectations of future collection based on current market conditions. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses. Account balances are charged against the allowance when it is probable the receivable will not be recovered. The Company’s allowance for bad debts was approximately $495,000 and $83,000 as of December 31, 2016 and 2015, respectively, and no customers accounted for more than 10% of net accounts receivable as of either date.

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

All long lived assets are reviewed for impairment in value when changes in circumstances dictate, based upon undiscounted future operating cash flows, and appropriate losses are recognized and reflected in current earnings to the extent the carrying amount of an asset exceeds its estimated fair value, determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets. The Company recorded $14,000 of impairment charges during 2016 and none in 2015.

Intangible assets

Intangible assets are recorded at cost and are amortized over the estimated useful life. Intangible assets in the accompanying balance sheets are currently comprised of the cost of the Company’s buyout of a royalty payment obligation and the value of non-compete agreements entered into in 2015 with two former international distributors. See Note 5.

Fair value measurements

Assets and liabilities are measured using quoted prices in active markets and total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, adjusted for contract restrictions and other terms specific to that asset or liability. For these items, a significant portion of fair value is derived by reference to quoted prices of similar assets or liabilities in active markets. For all remaining assets and liabilities, fair value is derived using a fair value model, such as a Black‑Scholes model.

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

Advertising costs

All advertising costs are expensed as incurred. Advertising costs incurred during the years ended December 31, 2016, 2015 and 2014 were approximately $1.6 million, $0.8 million and $0.4 million, respectively.

Income taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at the applicable tax rates, along with net operating loss and tax credit carryovers. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. Management has considered estimated taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Based upon the weight of available evidence, which includes the Company’s historical operating performance and limited potential to utilize tax credit carryforwards, the Company has determined that total deferred tax assets should be fully offset by a valuation allowance. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its provision for income taxes will increase or decrease, respectively, in the period such determination is made.

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

At each financial reporting date, the Company accrues the estimated costs of clinical study activities performed by third party clinical sites with whom the Company has agreements that provide for fees based upon the quantities of subjects enrolled and clinical evaluation visits that occur over the life of the study. The cost estimates are determined based upon a review of the agreements and data collected by internal and external clinical personnel as to the status of enrollment and subject visits, and are based upon the facts and circumstances known to the Company at each financial reporting date. If the actual performance of activities varies from the assumptions used in the cost estimates, the accruals are adjusted accordingly. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2016.

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

Comprehensive income (loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non‑owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments.

Net income (loss) per share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) per share is calculated by dividing the net income (loss) by the sum of the weighted average number of dilutive common share equivalents outstanding for the period determined using the treasury stock method. Common stock equivalents are comprised of convertible preferred stock, stock warrants, and stock options outstanding under the Company’s stock option plans.

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share attributable to common stockholders because to do so would be anti‑dilutive were as follows (in common stock equivalent shares, in thousands):

	As of
	December 31,
	2016	2015	2014

Stock options outstanding	1,099	5,701	5,657
Employee stock purchase plan	—	89	—
Common stock warrants outstanding	—	6	—
Convertible preferred stock outstanding	—	—	21,642
Preferred stock warrants outstanding	—	—	128
	1,099	5,796	27,427

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance in ASU 2014-09 which was codified in Accounting Standards Codification (ASC) 606, Revenue Recognition – Revenue from Contracts with Customers (ASC 606). ASC 606 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and is principles-based, such that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

ASU 2015-14 deferred the effective date of ASC 606 to annual reporting periods beginning after December 15, 2017 (including interim periods within those periods) and while early adoption is permitted, the Company plans to adopt ASC 606 on January 1, 2018. Companies are required to apply ASC 606 retrospectively; however, companies may use either a full retrospective or a modified retrospective approach when adopting the standard. The Company intends to adopt using the modified retrospective approach, with a cumulative catch-up adjustment to the opening balance sheet of retained earnings at the effective date.

The Company has performed a preliminary analysis and does not believe adoption of the standard will have a material impact on its consolidated financial statements. In the preliminary analysis, the Company has concluded it generally has one performance obligation, the transaction price is not impacted by any variable consideration or other factors noted in ASC 606, and the Company’s performance obligations are generally satisfied when products are shipped.

The Company will continue to review variable consideration, potential disclosures, and the method of adoption in order to complete the evaluation of the impact on the consolidated financial statements. In addition, the Company will continue to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB, which may impact the current conclusions.

In June 2014, the FASB issued an ASU that requires a performance target that affects vesting of a share‑based payment award and that could be achieved after the requisite service period to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized over the required service period if it is probable that the performance target will be achieved. This guidance was effective for fiscal years beginning after December 15, 2015, which was the Company’s year ended December 31, 2016. Adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015‑11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015‑11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance was effective for the Company on January 1, 2016 and the adoption had no impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued guidance on balance sheet classification of deferred taxes. Previously, GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this new guidance. The new guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. For the year ended December 31, 2015, the Company elected to early adopt this update and has presented all its deferred tax assets and liabilities as non-current for the years ended December 31, 2016 and 2015. The Company has applied the Standard on a prospective basis. Therefore, the classifications of deferred tax assets and liabilities in periods prior to the year ended December 31, 2015 have not been changed from the original presentation.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires management to recognize almost all leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments.  The new standard must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of 2019. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements, however, the Company anticipates recognition of additional assets and corresponding liabilities on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which modifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards, and classification in the statement of cash flows.  The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods and the Company will adopt ASU 2016-09 in its first quarter 2017. As of December 31, 2016, the Company has excess tax benefits related to share-based compensation.  As a result of the adoption of ASU 2016-09 on January 1, 2017, excess tax benefits of $13.1 million will be recorded to our net operating loss carryover resulting in an increase in our deferred tax assets and associated valuation allowance.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASC 2016-18), which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows. ASU 2016-18 will be effective for the Company starting in the first quarter of 2018.  Currently, the Company's restricted cash balance is not significant and the Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), clarifying the definition of a business. The amendments are intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. When substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. This introduces an initial required screening that, if met, eliminates the need for further assessment. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. To be a business without outputs, there will need to be an organized workforce. The ASU also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers.  The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

3.Balance sheet details

Short-term investments

Short-term investments consisted of the following (in thousands):

		At December 31, 2016
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
Government agency bonds	1-3	$9,535	$2	$(22)	$9,515
Bank certificates of deposit	less than 2	11,101	13	(1)	11,113
Commercial paper	less than 1	17,011	1	(2)	17,010
Corporate notes	less than 3	45,178	7	(61)	45,124
Asset-backed securities	less than 2	6,503	3	—	6,506
Total		$89,328	$26	$(86)	$89,268

		At December 31, 2015
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	1-3	$5,513	$—	$(10)	$5,503
Commercial paper	less than 1	12,342	—	(2)	12,340
Corporate notes	1-3	45,051	—	(110)	44,941
Asset-backed securities	1-3	6,794	—	(26)	6,768
Total		$69,700	$—	$(148)	$69,552

Accounts receivable, net

Accounts receivable consisted of the following (in thousands):

	December 31,
	2016	2015

Accounts receivable	$14,800	$7,632
Less allowance for doubtful accounts	(495)	(83)
	$14,305	$7,549

Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2016	2015

Finished goods	$2,014	$953
Work in process	2,105	1,123
Raw material	2,725	2,021
	$6,844	$4,097

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	December 31,
	2016	2015

Buildings	$874	$—
Equipment	5,342	4,597
Furniture and fixtures	639	387
Leasehold improvements	3,474	999
Computer equipment and software	1,239	836
Construction in progress	1,320	12
	12,888	6,831
Less accumulated depreciation and amortization	(5,295)	(4,677)
	$7,593	$2,154

Depreciation and amortization expense related to property and equipment was $1.1 million, $0.8 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2016	2015

Accrued contract payments (see Note 10)	$823	$504
Accrued sales commissions	1,641	335
Accrued clinical study payments	1,167	654
Accrued bonuses	6,122	3,721
Accrued vacation benefits	1,382	1,007
Other accrued liabilities	2,776	1,572
	$13,911	$7,793

4.Fair value measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market‑based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	At December 31, 2016
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$80	$80	$—	$—
U.S. government agency bonds (ii)	9,515	—	9,515	—
Bank certificates of deposit (ii)	11,113	—	11,113	—
Commercial paper (ii)	17,010	—	17,010	—
Corporate notes (ii)	45,124	—	45,124	—
Asset-backed securities (ii)	6,506	—	6,506	—
Total assets	$89,348	$80	$89,268	$—

(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the consolidated balance sheets.
(ii)	Included in short-term investments on the consolidated balance sheets.

	At December 31, 2015
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$13,922	$13,922	$—	$—
U.S. government agency bonds (ii)	5,523	—	5,523	—
Commercial paper (ii)	15,340	—	15,340	—
Corporate notes (ii)	45,159	—	45,159	—
Asset-backed securities (ii)	6,775	—	6,775	—
Total assets	$86,719	$13,922	$72,797	$—
Liabilities
Stock warrant liability	$105	$—	$—	$105
Total liabilities	$105	$—	$—	$105
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the consolidated balance sheets.
(ii)	Included in short-term investments on the consolidated balance sheets.

Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

U.S. government agency bonds, bank cerificates of deposit, commercial paper, corporate notes and asset-backed securities are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.

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

In conjunction with the Company’s February 2015 Amended and Restated Revolving Credit and Term Loan Agreement as more fully described in Note 5, the Company issued warrants to the lenders to purchase 11,298 shares of common stock at an exercise price of $8.85 per share. Warrants to purchase 5,649 shares of common stock were exercised by the lenders in September 2015. For the year ended December 31, 2015, the Company recorded other expense of $0.2 million related to changes in the fair value of the warrants. The fair value of the warrants as of the issuance date was estimated to be $53,000 using an option pricing framework considering multiple exit scenarios and the probability of a down‑round financing. The following assumptions were deemed by the Company to be significant unobservable inputs: risk‑free interest rate of 1.9%; dividend yield of 0.0%; expected volatility of 70.0%; and an expected life of 7 years. The fair value of the warrants to purchase the remaining 5,649 shares of common stock as of December 31, 2015 was estimated to be $0.1 million using the Black‑Scholes valuation model with the following assumptions deemed by the Company to be significant unobservable inputs: risk‑free interest rate of 1.9%; dividend yield of 0.0%; expected volatility of 54.8%; and an expected life of 6.2 years. In February 2016, the other lender exercised the remaining warrant to purchase 5,649 shares of common stock. For the years ended December 31, 2016, 2015 and 2014, the Company recorded other income (expense) of approximately $43,000, ($0.2) million and $0, respectively, related to changes in the fair value of these warrants.

In conjunction with loans to the Company in 2010 from certain holders of the Company’s then‑outstanding preferred stock, which shares were subsequently converted into preferred stock in 2011, the Company issued warrants to such holders to purchase 156,860 shares of Series D convertible preferred stock at $7.65 per share. Warrants to purchase 29,334 shares were exercised in 2014. Warrants to purchase 127,526 shares were exercised in 2015; 49,410 warrant shares were exercised with cash payment and 78,116 warrant shares were net exercised into 44,914 shares of common stock immediately prior to the IPO at the IPO price per share of $18.00 per share. For the years ended December 31, 2016, 2015 and 2014, the Company recorded other income (expense) of approximately $0, ($0.9) million and $5,000, respectively, related to changes in the fair value of these warrants.

In conjunction with loans in 2006 from certain holders of the Company’s preferred stock, which were repaid in 2007, the Company issued warrants to purchase 185,714 shares of Series C preferred stock at $7.00 per share. All of these warrants were exercised in January 2014. For the years ended December 31, 2016, 2015 and 2014, the Company did not record any other income or expense related to changes in the fair value of these warrants.

The following table provides a reconciliation of liabilities measured at fair value using level 3 significant unobservable inputs (Level 3) on a recurring basis (in thousands):

Warrant
liability
Balance at December 31, 2014	$379
Issuance of common stock warrants	53
Change in the fair value of stock warrants	1,132
Issuance of Series D convertible preferred stock in connection with exercises of preferred stock warrants	(1,320)
Issuance of common stock in connection with exercise of common stock warrant	(139)
Balance at December 31, 2015	105
Change in the fair value of stock warrants	(43)
Issuance of common stock in connection with exercise of common stock warrant	(62)
Balance at December 31, 2016	$—

5.Long‑term debt and intangible assets

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

In November 2013, the Company entered into an amended agreement with GMP in which remaining royalties payable to GMP (the Buyout Agreement) were canceled in exchange for the issuance of $17.5 million in promissory notes payable to GMP and a party related to GMP (together, the GMP Note Parties). The GMP notes were collateralized by all of the Company’s assets, excluding intellectual property. The promissory notes carried an interest rate of 5% per annum and required monthly interest only payments from November 30, 2013 through December 31, 2014 of $72,900, followed by 24 equal monthly principal and interest payments of $767,700, which began on January 31, 2015, and ended on December 31, 2016. The notes were paid off in full as of December 31, 2016. The Buyout Agreement also calls for a payment of up to $2.0 million in the event of a sale of the Company meeting certain criteria.

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

In connection with the execution of the Amended Credit Agreement, the Company issued warrants to the lenders to purchase an aggregate of 11,298 shares of common stock at an exercise price of $8.85 per share as more fully described in Note 4. Warrants to purchase 5,649 shares of common stock were exercised by the lenders in September 2015, and the other lender exercised its warrant to purchase 5,649 shares of common stock in February 2016. As of December 31, 2016, no warrants remain outstanding.

The Company accounted for the debt discount and deferred asset utilizing the effective interest method. Amortization of debt discount and the deferred asset to interest expense amounted to $0 and $15,000 for the years ended December 31, 2016 and 2015, respectively.

The Company’s debt balances, including current portions, were as follows (in thousands):

	December 31,
	2016	2015

Notes payable	$—	$9,696
Total debt	—	9,696
Less current portion of long-term debt	—	(8,931)
Total long-term debt	$—	$765

Intangible assets

In 2015, the Company entered into agreements with two international distributors pursuant to which their distribution rights with the Company were terminated effective as of December 31, 2015. As part of the agreements the distributors agreed to provide certain services to, and not compete with, the Company for one-to-two years in exchange for payments calculated based on single-digit percentages of the Company’s future revenues in those years in the countries that had comprised their territories. Management recorded the estimated fair value of the non-compete provisions as an intangible asset of approximately $0.2 million, which will be amortized on a straight-line basis to selling, general and administrative expense over the one-to-two year period.

The following reflects the composition of intangible assets, net (in thousands):

	December 31,	December 31,
	2016	2015

GMP royalty buyout	$17,500	$17,500
Non-compete agreements	243	243
	17,743	17,743
Accumulated amortization	(11,176)	(7,525)
Total	$6,567	$10,218
Weighted average amortization period (in months)	60	60

In the years ended December 31, 2016, 2015 and 2014, the Company recorded related amortization expense of $3.7 million, $3.5 million and $3.5 million in cost of sales. Estimated amortization expense will be $3.6 million in 2017  and $3.0 million in 2018.

6.Convertible preferred stock and stockholders’ equity

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

Preferred stock

The Company is authorized to issue 5.0 million shares of its preferred stock. No shares of preferred stock have been issued.

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

7.Stock-based compensation

The Company has four stock‑based compensation plans (collectively, the Stock Plans)—the 2001 Stock Option Plan (the 2001 Stock Plan), the 2011 Stock Plan (the 2011 Stock Plan), the 2015 Omnibus Incentive Compensation Plan (the 2015 Stock Plan) and the 2015 Employee Stock Purchase Plan (the ESPP). The purpose of these plans is to provide incentives to employees, directors and nonemployee consultants. The Company no longer grants any awards under the 2001 Stock Plan and the 2011 Stock Plan. The maximum term of any stock options granted under the Stock Plans is 10 years. The options generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly or annually over the remaining three years. Stock options are granted at exercise prices at least equal to the fair value of the underlying stock at the date of the grant. The ESPP permits eligible employees to purchase shares of the Company’s common stock, using contributions via payroll deduction of up to 15% of their earnings, at a price per share equal to 85% of the lower of the stock’s fair market value on the offering date or purchase date. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As of January 1, 2017, the Company has reserved an aggregate of 7.8 million shares of common stock for issuance under the 2015 Stock Plan, and 1.1 million shares of common stock for issuance under the ESPP.

Stock options granted pursuant to the 2001 Stock Plan and 2011 Stock Plan permitted optionees to elect to exercise unvested options in exchange for restricted common stock. All unvested shares issued upon the early exercise of stock options, so long as they remain unvested, are subject to the Company’s right of repurchase at the optionee’s original exercise price for a 90‑day period beginning on the date that an optionee’s service with the Company voluntarily or involuntarily terminates. Consistent with authoritative guidance, early exercises are not considered exercises for accounting purposes. Cash received for the exercise of unvested options is recorded as a liability, which liability is released to equity at each reporting date as the shares vest. During the years ended December 31, 2016, 2015 and 2014, there were option exercises for 0, 337 and 55,908 unvested shares, respectively. As of December 31, 2016 and 2015, 977 and 16,682 shares, respectively, remained subject to a repurchase right by the Company. As of December 31, 2016 and 2015, the related liability, which is included in other accrued liabilities in the accompanying consolidated balance sheets, was approximately $4,000 and $67,000, respectively.

The following table summarizes stock option activity under the 2001 Stock Plan, 2011 Stock Plan and 2015 Stock Plan (in thousands):

	Number of		Weighted-
	shares	Weighted-	average	Aggregate
	underlying	average	remaining	intrinsic
	options	exercise price	contractual	value (in
	(in thousands)	per share	life (in years)	thousands)
Outstanding at December 31, 2013	4,472	$2.65	6.2	$9,299
Granted	1,571	7.13
Exercised	(348)	1.98		1,249
Canceled/forfeited/expired	(38)	4.85
Outstanding at December 31, 2014	5,657	$3.93	6.3	$16,131
Granted	1,139	18.07
Exercised	(1,022)	1.70		9,174
Canceled/forfeited/expired	(73)	6.56
Outstanding at December 31, 2015	5,701	$7.10	6.7	$102,390
Granted	1,979	21.24
Exercised	(1,660)	3.65		42,458
Canceled/forfeited/expired	(109)	20.00
Outstanding at December 31, 2016	5,911	$12.57	7.3	$129,591
Vested and expected to vest at December 31, 2016	5,791	$12.44		$127,711
Exercisable at December 31, 2016	2,977	$6.20		$83,636

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

The following table summarizes the allocation of stock‑based compensation in the accompanying consolidated statements of operations (in thousands):

	Year ended
	December 31,
	2016	2015	2014

Cost of sales	$233	$251	$38
Selling, general & administrative	6,475	5,773	1,118
Research and development	2,078	1,865	374
Total	$8,786	$7,889	$1,530

The weighted average estimated grant date fair value per share of stock options granted during the years ended December 31, 2016, 2015 and 2014 was $10.81, $9.77 and $4.08, respectively. At December 31, 2016, the total unamortized stock‑based compensation expense of approximately $23.8 million is to be recognized over the stock options’ remaining vesting terms of approximately 4.0 years (3.0 years on a weighted average basis). The total fair value of stock options that vested during the years ended December 31, 2016 and 2015 was $5.7 million and $5.2 million, respectively.

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

Stock‑based awards to employees

The weighted‑average assumptions used to estimate the fair value of options granted to employees were as follows:

	Year ended
	December 31,
	2016	2015	2014
Risk-free interest rate	1.59%	1.77%	1.91%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	52.9%	56.0%	60.7%
Expected term (in years)	6.04	6.07	6.07

Forfeiture rate.  The Company reduces employee share‑based compensation expense for estimated forfeitures. Forfeitures are estimated at the time of grant based on historical experience, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The weighted‑average per share exercise price of options granted to employees during the years ended December 31, 2016, 2015 and 2014 was $21.24, $17.79 and $7.13, respectively.

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

Through December 31, 2016, in conjunction with various consulting agreements, the Company issued options to nonemployees to purchase 891,400 shares of common stock at exercise prices ranging from $0.25 to $25.91 per share. For the years ended December 31, 2016, 2015 and 2014, the Company recorded nonemployee stock‑based compensation expense of $0.8 million, $1.1 million and $0.3 million, respectively.

Common stock reserved for future issuance

Common stock reserved for issuance is as follows (in thousands):

As of
December 31,
2016

Stock options issued and outstanding—2001 Plan	1,074
Stock options issued and outstanding—2011 Plan	2,338
Stock options issued and outstanding—2015 Plan	2,499
Employee stock purchase plan	600
Authorized for future stock awards or option grants	3,673
10,184

8.Income taxes

United States and foreign income (loss) before income taxes was as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
United States	$12,214	$(36,750)	$(13,124)
Foreign	(7,649)	(1,538)	(915)
Total	$4,565	$(38,288)	$(14,039)

The provision for income taxes was as follows (in thousands):

	December 31,
	2016	2015	2014
Current:
Federal	$(28)	$—	$—
State	71	33	18
Foreign	—	—	—
	43	33	18
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—
Provision for income taxes	$43	$33	$18

The tax provision for the noncontrolling interest was $0 in 2015 and 2014; therefore, no tax benefit or expense was allocated to the net loss attributable to noncontrolling interest.

The reconciliations of the U.S. federal statutory tax rate to the combined effective tax rate are as follows:

	Year ended
	December 31,
	2016	2015	2014
Statutory rate of tax expense	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	11.6	3.5	3.3
Permanent and other items	17.3	(3.4)	(1.9)
Deconsolidation of DOSE	0.0	(11.9)	0.0
Nondeductible offering costs	0.1	0.0	(2.8)
Research credits	(42.6)	4.6	9.6
Uncertain tax positions	20.6	(2.3)	(4.7)
Change in tax rate	29.3	(0.2)	(0.5)
Valuation allowance	(69.4)	(24.4)	(35.7)
Effective tax rate	0.9%	(0.1)%	1.3%

Significant components of the Company’s net deferred tax assets at December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$41,144	$45,870
Tax credits	4,913	3,973
Depreciation and amortization	16,748	19,472
Stock-based compensation	5,310	3,749
Reserves and accruals	3,920	2,241
Other net	233	129
Total deferred tax assets	72,268	75,434
Valuation allowance	(72,268)	(75,434)
Net deferred tax assets	$—	$—

Based on the weight of available evidence, management has established a valuation allowance for all of the deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.  The net change in the valuation allowance was ($3.2) million in 2016.

At December 31, 2016, the Company had approximately $136.8 million, $104.1 million and $7.5 million of net operating loss carryforwards for federal, state and foreign purposes, respectively, available to offset future taxable income. The federal and state net operating loss carryforwards begin to expire in 2018 and 2016, respectively.  The tax losses in foreign jurisdictions, if not utilized sooner, will begin to expire no earlier than 2023.

At December 31, 2016, the Company had federal and state research and development credit carryforwards of $5.9 million and $6.0 million, respectively, which begin to expire in 2021 for federal purposes and carry over indefinitely for state purposes.

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

The Company considers all earnings and profits of its foreign subsidiaries to be indefinitely reinvested. Due to losses incurred, there are no unrecorded income taxes associated with unrepatriated foreign earnings as of December 31, 2016.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2016, 2015 and 2014, excluding interest and penalties, is as follows (in thousands):

	December 31,
	2016	2015	2014
Balance at beginning of the year	$4,848	$4,066	$3,272
Reductions for tax positions—prior years	(49)	(284)	(27)
Additions for tax positions—current year	1,148	1,066	821
Balance at end of the year	$5,947	$4,848	$4,066

As of December 31, 2016, there would be no impact on the effective tax rate if the uncertain tax benefits were recognized.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest and penalties associated with uncertain tax positions as of December 31, 2016 and 2015. It is not anticipated that there will be a significant change in the unrecognized tax benefits over the next 12 months.

Due to the Company’s net operating loss carryforwards, its federal, state and foreign income tax returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

9.Employee benefits

The Company sponsors a defined contribution plan pursuant to section 401(k) of the United States Internal Revenue Code that allows participating employees to contribute up to 100% of their salary, to an annual maximum of $18,000 in 2016 and 2015 ($24,000 in 2016 and 2015 for employees over the age of 50).  Through December 31, 2016, the Company has only made “qualified nonelective contributions” to maintain compliance with IRS regulations. No plan contributions were made by the Company in 2016, 2015 and 2014. Beginning in 2017, the Company will contribute a $0.50 match for every $1.00 contributed by a participating employee up to 6%, with such Company contributions becoming vested when participating employees reach the 3-year anniversary from their date of hire, giving credit for past service.

10.Commitments and contingencies

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

In June 2015, the Company entered into a sublease for an approximately 37,700 square foot facility located in San Clemente, California effective September 1, 2015, and a five‑year direct lease for the facility that was effective January 1, 2017. In September 2016, the Company relocated its corporate headquarters and a majority of its manufacturing operations to this facility. Until this facility receives all final regulatory approvals, some manufacturing operations relating primarily to products sold outside of the United States will remain at the former Laguna Hills, California location, pursuant to a sublease of that space through March 2017. Once the Company receives all final regulatory approvals, all manufacturing operations will be consolidated to the San Clemente, California location.

Rent under the direct lease began on January 1, 2017 at approximately $42,000 per month, with rent for the second and third months abated.  The annual rent payments increase beginning on January 1, 2018 at percentages ranging from 2.5% to 3.5%.  The direct lease agreement contains an option to extend the lease for up to two additional three-year periods at market rates.  The direct lease landlord agreed to provide the Company with a tenant improvement allowance on January 1, 2017 in the amount of the cost of any leasehold improvements, not to exceed $264,000.

The Company’s foreign subsidiaries lease office space totaling less than 2,000 square feet.

The Company recorded deferred rent of $219,000 and $149,000 as of December 31, 2016 and 2015, respectively, in conjunction with its facilities lease agreements. Rent expense was $1.1 million, $0.6 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum payments under the aforementioned noncancelable operating leases for each of the five succeeding years are as follows (in thousands):

2017	$806
2018	641
2019	647
2020	643
2021	659
Thereafter	—
$3,396

Purchase commitment

As of December 31, 2016, the Company had noncancelable, firm purchase commitments with certain vendors totaling approximately $3.7 million, due within one year. There are no material purchase commitments due beyond one year.

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the UC Agreement) with the Regents of the University of California (the University) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the University a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the Agreement, Glaukos paid the University the sum of $2.7 million in five payments during 2015, and, beginning with sales on or after January 1, 2015, is required to pay a low single‑digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $500,000. This ongoing product payment terminates on the date that the last of the Patent Rights expires, which is currently expected to be in 2022. In 2016 and 2015, the Company recorded approximately $2.8 million and $1.8 million in cost of sales respectively, in connection with the product payment obligation. Under the terms of the UC Agreement, the payments comprising the $2.7 million obligation were due within 60 days of the IPO, and, accordingly, the Company paid the remaining balance due of $1.8 million prior to August 29, 2015.

11.Variable interest entity

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

The Company reconsidered its relationship with DOSE as a result of the transaction and has determined that the Company is no longer considered to be the primary beneficiary with the power to direct operations and the right to receive benefits/absorb losses of DOSE; therefore, upon the close of the transaction, the Company derecognized DOSE and will no longer consider it a consolidated entity in its financial statements. Accordingly, in the three months ended June 30, 2015, the Company recorded a charge to other expense in the amount of $25.7 million to reflect the deconsolidation of DOSE’ non‑glaucoma related assets and noncontrolling interest.

Consolidation of DOSE’s results of operations included the following (in thousands):

	Year ended
	December 31,
	2016	2015	2014

Selling, general & administrative	$—	$105	$243
Research and development	—	890	1,557
Interest expense	—	85	156
Net loss of DOSE	$—	$1,080	$1,956

Consolidation of DOSE’s cash flows included the following (in thousands):

	Year ended
	December 31,
	2016	2015	2014

Cash used in operating activities	$—	$(1,134)	$(1,271)
Cash used in investing activities	—	(33)	(39)
Cash provided by financing activities	—	1,158	1,315
(Decrease) increase in cash and cash equivalents of DOSE	$—	$(9)	$5

12.Business segment information

Operating segments are identified as components of an enterprise about which segment discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The Company operates its business on the basis of one reportable segment—ophthalmic medical devices.

	Year ended
	December 31,
Geographic net sales information (in thousands)	2016	2015	2014

United States	$104,995	$67,698	$42,932
International	9,402	4,002	2,655
Total net sales	$114,397	$71,700	$45,587

	Property and equipment, net			Depreciation and amortization			Capital expenditures
	As of December 31,			Year ended December 31,			Year ended December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014

United States	$7,463	$2,012	$1,784	$4,654	$4,180	$4,149	$6,493	$972	$749
International	130	142	166	68	87	82	56	62	68
Total	$7,593	$2,154	$1,950	$4,722	$4,267	$4,231	$6,549	$1,034	$817

13.Selected Quarterly Financial Information (Unaudited)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2016	2016	2016	2016
Net sales	$23,092	$28,556	$29,577	$33,172
Cost of sales	3,121	4,359	3,886	4,811
Gross profit	19,971	24,197	25,691	28,361
Operating expenses:
Selling, general and administrative	12,288	15,120	16,854	20,494
Research and development	7,062	6,955	7,807	7,399
Total operating expenses	19,350	22,075	24,661	27,893
Income from operations	621	2,122	1,030	468
Total other income (expense), net	276	210	269	(431)
Provision for income taxes	—	—	140	(97)
Net income	$897	$2,332	$1,159	$134
Net income per share (1):
Basic	$0.03	$0.07	$0.03	$0.00
Diluted	$0.03	$0.06	$0.03	$0.00

	Three months ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2015	2015	2015	2015
Net sales	$14,666	$17,754	$19,004	$20,276
Cost of sales	2,794	3,281	3,319	3,594
Gross profit	11,872	14,473	15,685	16,682
Operating expenses:
Selling, general and administrative	7,816	12,516	11,237	12,392
Research and development	5,240	7,339	6,173	6,295
Total operating expenses	13,056	19,855	17,410	18,687
Loss from operations	(1,184)	(5,382)	(1,725)	(2,005)
Loss on deconsolidation of DOSE	—	(25,685)	—	—
Total other expense, net	(278)	(1,445)	(332)	(252)
Provision for income taxes	—	—	—	33
Net loss	$(1,462)	$(32,512)	$(2,057)	$(2,290)
Net loss attributable to Glaukos Corporation	$(966)	$(31,928)	$(2,057)	$(2,290)
Net loss per share, basic and diluted, attributable to Glaukos Corporation stockholders(1)
Basic	$(0.40)	$(10.96)	$(0.06)	$(0.07)
Diluted	$(0.40)	$(10.96)	$(0.07)	$(0.07)

(1)	Net income or loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share amounts will not necessarily equal the annual per share amount.

14. Subsequent events

In January 2017, the Company entered into an additional lease for an approximately 39,300 square foot facility located adjacent to our San Clemente, California corporate headquarters.  The new lease will become effective April 1, 2017 and expire on December 31, 2021 and will not have a material effect on the Company’s consolidated financial statements.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of December 31, 2016.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are an Emerging Growth Company as of December 31, 2016, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fourth fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Implications of Being an Emerging Growth Company

As a company with less than $1.0 billion in revenue during our last fiscal year, we continue to qualify as an Emerging Growth Company as defined in the JOBS Act. An Emerging Growth Company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an Emerging Growth Company:

•	we may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations;
•	we are exempt from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;
•	we are permitted to provide less extensive disclosure about our executive compensation arrangements;
•	we are not required to give our stockholders non-binding advisory votes on executive compensation or golden parachute arrangements; and
•	we may elect to use an extended transition period for complying with new or revised accounting standards.

We are permitted to take advantage of these provisions until the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended, which such fifth anniversary will occur in 2020. However, if certain events occur prior to the end of such five-year period, including if we become a large accelerated filer, our annual gross revenues exceed $1.0 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an Emerging Growth Company prior to the end of such five-year period.

ITEM 9B.OTHER INFORMATION

On February 15, 2017, we adopted the Glaukos Corporation Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan permits our management or highly compensated employees, including all of our executive officers, to elect to defer base salary and annual incentive compensation pursuant to the terms of the Deferred Compensation Plan.

Amounts deferred under the Deferred Compensation Plan will be credited (or debited) with an investment return determined as if the deferred amounts were invested in one or more investment funds made available under the Deferred Compensation Plan. The Company may also make discretionary credits to the accounts of participating employees under the Deferred Compensation Plan, which employer credits may or may not be subject to a vesting schedule.

Amounts deferred under the Deferred Compensation Plan will become payable upon a participating employee’s separation from service with the Company, death, disability, a specified in-service distribution date or a change in control of the Company, in each case as elected by the participating employee in accordance with the terms of the Deferred Compensation Plan. Amounts payable under the Deferred Compensation Plan may be paid to the participating employee in either a lump-sum or in annual installments to be paid over a period of up to ten years, in each case as elected by the participating employee in accordance with the terms of the Deferred Compensation Plan.

The Deferred Compensation Plan is intended to comply with the requirements of Section 409A of the Code.

A copy of the Deferred Compensation Plan, along with its Adoption Agreement, is attached to this Annual Report on Form 10-K as Exhibit 10.20, and this description of the terms of the Deferred Compensation Plan is subject in all respects to the terms of the Deferred Compensation Plan.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a written code of business conduct and ethics that applies to our directors, executive officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the investor section of our web site, www.glaukos.com. To the extent required by rules adopted by the SEC and NYSE, we intend to promptly disclose future amendments to certain provisions of the code, or waivers of such provisions granted to executive officers and directors on our web site at www.glaukos.com.

The remaining information required by this Item 10 will be included in our Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2016, and is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2016, and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2016, and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2016, and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in our Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2016, and is incorporated herein by reference.

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

ITEM 16.FORM 10-K SUMMARY

      None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on March 15, 2017.

GLAUKOS CORPORATION

By:	/s/ Thomas W. Burns
Thomas W. Burns
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Burns	Chief Executive Officer, President and	March 15, 2017
Thomas W. Burns	Director (Principal Executive Officer)

/s/ Richard L. Harrison	Treasurer and Chief Financial Officer	March 15, 2017
Richard L. Harrison	(Principal Accounting and Financial Officer)

/s/ William J. Link	Chairman of the Board	March 15, 2017
William J. Link, Ph.D.

/s/ Mark J. Foley	Director	March 15, 2017
Mark J. Foley

/s/ David F. Hoffmeister	Director	March 15, 2017
David F. Hoffmeister

/s/ Gilbert H. Kliman	Director	March 15, 2017
Gilbert H. Kliman, M.D.

/s/ Jonathan T. Silverstein	Director	March 15, 2017
Jonathan T. Silverstein

/s/ Marc A. Stapley	Director	March 15, 2017
Marc A. Stapley

/s/ Aimee S. Weisner	Director	March 15, 2017
Aimee S. Weisner

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by referenced to Exhibit 3.1 to the Form 8‑K (File No. 001‑37463) filed on June 30, 2015).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form 8‑K (File No. 001‑37463) filed on June 30, 2015).
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

10.4+	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S‑1 (No. 333‑204091) filed on May 12, 2015).
10.5+	2001 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S‑1 (No. 333‑204091) filed on May 12, 2015).
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

10.8+	2011 Stock Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S‑1 (No. 333‑204091) filed on May 12, 2015).
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

10.11+	2015 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S‑1 (No. 333‑204091) filed on June 15, 2015).
10.12+	2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S‑1 (No. 333‑204091) filed on June 15, 2015).
10.13+	Thomas W. Burns Offer Letter dated July 10, 2014 (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S‑1 (No. 333‑204091) filed on May 12, 2015).
10.14+

Thomas W. Burns Executive Severance and Change in Control Agreement dated July 10, 2014 (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S‑1 (No. 333‑204091) filed on May 12, 2015).

10.15+	Chris M. Calcaterra Offer Letter dated July 10, 2014 (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S‑1 (No. 333‑204091) filed on May 12, 2015).

Exhibit Number	Description
10.16+

Chris M. Calcaterra Executive Severance and Change in Control Agreement dated July 10, 2014 (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S‑1 (No. 333‑204091) filed on May 12, 2015).

10.17+	Richard L. Harrison Offer Letter dated July 10, 2014 (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S‑1 (No. 333‑204091) filed on May 12, 2015).
10.18+

Richard L. Harrison Executive Severance and Change in Control Agreement dated July 10, 2014 (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S‑1 (No. 333‑204091) filed on May 12, 2015).

10.19+	Joseph E. Gilliam Offer Letter dated February 3, 2017 (incorporated by reference to Exhibit 99.2 to the to the Company’s Current Report on Form 8-K (File No. 001-37463) filed on February 3, 2017).
10.20*+	The Executive Nonqualified Excess Plan and the Executive Nonqualified Excess Plan Adoption Agreement.
10.21

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

10.23

Amended and Restated Patent License Agreement, by and between the Registrant and DOSE Medical Corporation, dated as of June 30, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8‑K (File No. 001‑37463) filed on June 30, 2015).

10.24

Amended and Restated Transition Services Agreement, by and between the Registrant and DOSE Medical Corporation, dated as of June 30, 2015 (incorporated by reference to Exhibit 10.2 to the Form 8‑K (File No. 001‑37463) filed on June 30, 2015).

21*	Subsidiaries of Glaukos Corporation as of December 31, 2016
23.1*	Consent of Independent Registered Public Accounting Firm
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