Form 10-Q
period 2017-03-31
GLAUKOS Corp
filed 2017-05-04
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company’’ and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company ☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 2, 2017 there were 34,286,934 shares of the registrant’s Common Stock outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2017

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,621	$6,494
Short-term investments	90,590	89,268
Accounts receivable, net	14,434	14,305
Inventory, net	7,485	6,844
Prepaid expenses and other current assets	2,579	3,032
Restricted cash	30	80
Total current assets	123,739	120,023
Property and equipment, net	7,839	7,593
Intangible assets, net	5,970	6,567
Deposits and other assets	354	188
Total assets	$137,902	$134,371

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,934	$2,967
Accrued liabilities	10,623	13,911
Deferred rent	85	60
Total current liabilities	14,642	16,938
Other liabilities	307	159
Total liabilities	14,949	17,097

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 34,308 and 33,971 shares issued and 34,280 and 33,943 shares outstanding at March 31, 2017 and December 31, 2016, respectively	34	34
Additional paid-in capital	313,916	308,815
Accumulated other comprehensive income	348	648
Accumulated deficit	(191,213)	(192,091)
Less treasury stock (28 shares as of March 31, 2017 and December 31, 2016)	(132)	(132)
Total stockholders' equity	122,953	117,274
Total liabilities and stockholders' equity	$137,902	$134,371

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Net sales	$35,907	$23,092
Cost of sales	5,180	3,121
Gross profit	30,727	19,971
Operating expenses:
Selling, general and administrative	21,481	12,288
Research and development	8,942	7,062
Total operating expenses	30,423	19,350
Income from operations	304	621
Other income, net
Interest and other income	636	335
Interest and other expense, net	(7)	(102)
Change in fair value of stock warrant liability	-	43
Total other income, net	629	276
Income before taxes	933	897
Provision for income taxes	55	-
Net income	$878	$897
Basic net income per share	$0.03	$0.03
Diluted net income per share	$0.02	$0.03
Weighted average shares used to compute basic net income per share	34,146	32,317
Weighted average shares used to compute diluted net income per share	37,742	35,724

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net income	$878	$897
Other comprehensive loss:
Foreign currency translation adjustments	(340)	(285)
Unrealized gain on short-term investments, net of tax	40	268
Other comprehensive loss	(300)	(17)
Total comprehensive income	$578	$880

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income	$878	$897
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,009	1,122
Stock-based compensation	3,202	1,417
Unrealized foreign currency gains	(342)	(149)
Change in fair value of stock warrant liability	-	(43)
Amortization of premium on short-term investments	27	82
Deferred rent	173	19
Changes in operating assets and liabilities:
Accounts receivable, net	(81)	(1,982)
Inventory	(538)	(1,129)
Prepaid expenses and other current assets	478	(355)
Restricted cash	49	-
Accounts payable and accrued liabilities	(2,316)	(816)
Other assets	(163)	-
Net cash provided by (used in) operating activities	2,376	(937)
Investing activities
Purchases of short-term investments	(26,599)	(23,710)
Proceeds from sales and maturities of short-term investments	25,257	15,600
Purchases of property and equipment	(760)	(377)
Net cash used in investing activities	(2,102)	(8,487)
Financing activities
Proceeds from exercise of stock options	1,970	438
Proceeds from exercise of stock warrants	-	50
Payments of secured notes	-	(2,191)
Net cash provided by (used in) financing activities	1,970	(1,703)
Effect of exchange rate changes on cash and cash equivalents	(117)	(53)
Net increase (decrease) in cash and cash equivalents	2,127	(11,180)
Cash and cash equivalents at beginning of period	6,494	21,572
Cash and cash equivalents at end of period	$8,621	$10,392
Supplemental disclosures of cash flow information
Interest paid	$-	$112
Taxes paid	$1	$62
Supplemental schedule of noncash investing and financing activities
Reduction of liability upon vesting of stock options previously exercised for unvested stock	$3	$21

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.  Organization and Basis of Presentation

Organization and business

Glaukos Corporation (Glaukos or the Company), incorporated in Delaware on July 14, 1998, is a developer, manufacturer and marketer of medical devices for the treatment of glaucoma. The accompanying condensed consolidated financial statements include the accounts of Glaukos and its wholly owned subsidiaries. All significant intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.

The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements. As permitted under those rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted.  In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial information, contained herein.  The condensed consolidated balance sheet at December 31, 2016 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements.  These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2016, which are contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 15, 2017. The results for the period ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any other interim period.

Note 2.  Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2017, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 15, 2017.

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

Foreign currency translation

The accompanying condensed consolidated financial statements are presented in U.S. dollars. The Company considers the local currency to be the functional currency for its international subsidiaries. Accordingly, their assets and liabilities are translated into U.S. dollars using the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing throughout the periods presented. Currency translation adjustments arising from period to period are charged or credited to accumulated other comprehensive income in stockholders’ equity. For the three months ended March 31, 2017 and 2016, the Company reported losses from foreign currency translation adjustments in each of those periods of approximately $0.3 million.  Realized gains and losses resulting from foreign currency transactions are included in selling, general and administrative expense in the condensed consolidated statements of operations. For the three months ended March 31, 2017 and 2016, the Company reported foreign currency transaction gains of $17,000 and $61,000, respectively.

Cash, cash equivalents and short-term investments

The Company invests its excess cash in marketable securities, including money market funds, money market securities, corporate bonds, corporate commercial paper and U.S. government agency bonds.  For financial reporting purposes, liquid investment instruments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents are recorded at face value or cost, which approximates fair market value. From time to time, the Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Commission. Investments are stated at fair value as determined by quoted market prices. Investments are considered available-for-sale and, accordingly, unrealized gains and losses are included in accumulated other comprehensive income within stockholders’ equity.

The Company’s entire investment portfolio, except for restricted cash, is considered to be available for use in current operations and, accordingly, all such investments are stated at fair value using quoted market prices and classified as current assets, although the stated maturity of individual investments may be one year or more beyond the balance sheet date. The Company did not have any trading securities or restricted investments at March 31, 2017 and December 31, 2016.

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

The valuation of assets and liabilities is subject to fair value measurements using a three-tiered approach and fair value measurements are classified and disclosed by the Company in one of the following three categories:

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

At each financial reporting date, the Company accrues the estimated costs of clinical study activities performed by third party clinical sites with whom the Company has agreements that provide for fees based upon the quantities of subjects enrolled and clinical evaluation visits that occur over the life of the study. The cost estimates are determined based upon a review of the agreements and data collected by internal and external clinical personnel as to the status of enrollment and subject visits, and are based upon the facts and circumstances known to the Company at each financial reporting date. If the actual performance of activities varies from the assumptions used in the cost estimates, the accruals are adjusted accordingly. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through March 31, 2017.

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

Net income per share

Basic net income per share is calculated by dividing the net income by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. Diluted net income per share is calculated by dividing the net income by the weighted average number of common shares plus the sum of the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method. Common stock equivalents are comprised of stock warrants and stock options outstanding under the Company’s stock option plans.

The Company’s computation of net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net income - basic	$878	$897
Denominator:
Weighted average number of common shares outstanding - basic	34,146	32,317
Common stock equivalents from outstanding common stock options	3,577	3,394
Common stock equivalents for ESPP	19	11
Common stock equivalents from outstanding common stock warrants	-	2
Weighted average number of common shares outstanding - diluted	37,742	35,724

Basic net income per share	$0.03	$0.03

Diluted net income per share	$0.02	$0.03

Potentially dilutive securities not included in the calculation of diluted net income per share because to do so would be anti-dilutive were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Stock options outstanding	1,828	1,988
ESPP	-	18
	1,828	2,006

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance in Accounting Standards Update (ASU) 2014-09 which was codified in Accounting Standards Codification (ASC) 606, Revenue Recognition – Revenue from Contracts with Customers (ASC 606). ASC 606 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and is principles-based, such that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires management to recognize almost all leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments.  The new standard must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of 2019. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements; however, the Company anticipates recognition of additional assets and corresponding liabilities on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which modifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards, and classification in the statement of cash flows.  The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods and the Company adopted ASU 2016-09 in its first quarter 2017. As a result of the prospective adoption of ASU 2016-09 on January 1, 2017, excess tax benefits of $13.1 million were recorded to the Company’s net operating loss carryover resulting in an increase in the Company’s deferred tax assets with an identical increase in the associated valuation allowance.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASC 2016-18), which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows. ASU 2016-18 will be effective for the Company starting in the first quarter of 2018.  Currently, the Company's restricted cash balance is not significant and the Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), clarifying the definition of a business. The amendments are intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. When substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. This introduces an initial required screening that, if met, eliminates the need for further assessment. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. To be a business without outputs, there will need to be an organized workforce. The ASU also narrows the definition of the term “outputs” to be consistent with how it is described in ASC 606, Revenue Recognition - Revenue from Contracts with Customers.  The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements.

Note 3.  Balance Sheet Details

Short-term investments

Short-term investments consisted of the following (in thousands):

	At March 31, 2017
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government bonds	1-3	$1,799	$-	$(11)	$1,788
U.S. government agency bonds	less than 3	5,715	-	(12)	5,703
Bank certificates of deposit	less than 1	17,851	17	(6)	17,862
Commercial paper	less than 1	6,527	1	(1)	6,527
Corporate notes	less than 3	53,363	9	(52)	53,320
Asset-backed securities	less than 2	5,388	2	-	5,390
		$90,643	$29	$(82)	$90,590

	At December 31, 2016
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	1-3	$9,535	$2	$(22)	$9,515
Bank certificates of deposit	less than 2	11,101	13	(1)	11,113
Commercial paper	less than 1	17,011	1	(2)	17,010
Corporate notes	less than 3	45,178	7	(61)	45,124
Asset-backed securities	less than 2	6,503	3	—	6,506
		$89,328	$26	$(86)	$89,268

Accounts receivable, net

Accounts receivable consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accounts receivable	$14,755	$14,800
Less allowance for doubtful accounts	(321)	(495)
	$14,434	$14,305

Inventory, net

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Finished goods	$2,351	$2,014
Work in process	1,890	2,105
Raw material	3,244	2,725
	$7,485	$6,844

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued contract payments (see Note 5)	$891	$823
Accrued sales commissions	439	1,641
Accrued clinical study payments	733	1,167
Accrued bonuses	2,298	6,122
Accrued vacation benefits	1,660	1,382
Accrued Employee Stock Purchase Plan deductions	1,013	4
Other accrued liabilities	3,589	2,772
	$10,623	$13,911

Note 4.  Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

The following tables present information about the Company's financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		At March 31, 2017
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	March 31,	identical assets	inputs	inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$1,953	$1,953	$-	$-
U.S. government agency bonds (ii)	5,703	-	5,703	-
U.S. government bonds (ii)	1,788	-	1,788	-
Bank certificates of deposit (ii)	17,862	-	17,862	-
Commercial paper (ii) (iii)	8,525	-	8,525	-
Corporate notes (ii)	53,320	-	53,320	-
Asset-backed securities (ii)	5,390	-	5,390	-
	$94,541	$1,953	$92,588	$-

		At December 31, 2016
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$80	$80	$-	$-
U.S. government agency bonds (ii)	9,515	-	9,515	-
Bank certificates of deposit (ii)	11,113	-	11,113	-
Commercial paper (ii)	17,010	-	17,010	-
Corporate notes (ii)	45,124	-	45,124	-
Asset-backed securities (ii)	6,506	-	6,506	-
	$89,348	$80	$89,268	$-
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)

One commercial paper investment totaling $1,998 (in thousands) is included in cash and cash equivalents on the condensed consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the condensed consolidated balance sheets.

Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

U.S. government agency bonds, U.S. government bonds, bank certificates of deposit, commercial paper, corporate notes and asset-backed securities are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.

There were no transfers between levels within the fair value hierarchy during the periods presented.

Note 5.  Long-Term Debt and Intangible Assets

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

 Intangible assets

In 2015, the Company entered into agreements with two international distributors pursuant to which their distribution rights with the Company were terminated effective as of December 31, 2015.  In 2016 and 2017, the Company entered into agreements with two additional international distributors pursuant to which their distribution rights with the Company were terminated effective as of January 1, 2017 and March 31, 2017, respectively.  As part of the agreements, the distributors agreed to provide certain services to, and not compete with, the Company for one to two years in exchange for payments calculated based on single-digit percentages of the Company’s future revenues in those years in the respective countries that had comprised their territories.  Management recorded the estimated fair value of the non-compete provisions as intangible assets.  As of March 31, 2017, the non-compete intangible assets totaled $0.5 million and will be amortized on a straight-line basis to selling, general and administrative expense over the one to two year period.

The following reflects the composition of intangible assets, net (in thousands):

	March 31,	December 31,
	2017	2016
GMP royalty buyout	$17,500	$17,500
Non-compete agreements	524	243
	18,024	17,743
Accumulated amortization	(12,054)	(11,176)
Total	$5,970	$6,567
Weighted average amortization period (in months)	60	60

In each of the three month periods ended March 31, 2017 and 2016, the Company recorded amortization expense of $0.9 million related to intangible assets in cost of sales. Estimated amortization expense will be $3.8 million in 2017 and $3.1 million in 2018.

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

The following table summarizes stock option activity under the 2001 Stock Plan, 2011 Stock Plan and 2015 Stock Plan (in thousands):

Number of
Shares
Underlying
Options
Outstanding at December 31, 2016	5,911
Granted	1,404
Exercised	(337)
Canceled/forfeited/expired	(9)
Outstanding at March 31, 2017	6,969

Exercisable at March 31, 2017	3,126

The following table summarizes the allocation of stock-based compensation in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cost of sales	$130	$38
Selling, general and administrative	2,314	1,112
Research and development	758	267
Total	$3,202	$1,417

Stock-Based Awards to Employees

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the assumptions noted in the following table.  The weighted average assumptions used to estimate the fair value of options granted to employees were as follows:

	Three Months Ended
	March 31,
	2017	2016
Risk-free interest rate	2.17%	1.60%
Expected dividend yield	0.0%	0.0%
Expected volatility	46.6%	52.7%
Expected term (in years)	6.09	6.09

The

Note 7.  Income Taxes

The provision for income taxes is determined using an effective tax rate. For the three months ended March 31, 2017, the Company’s estimated annual effective tax rate of 2.6% was lower than the U.S. federal statutory rate primarily due to the utilization of net operating loss carryforwards, the benefit of which had not previously been recognized due to the Company’s full valuation allowance.  The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the annual effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets.  For the three months ended March 31, 2017, the Company recorded a provision for income taxes of $55,000, which was primarily comprised of federal alternative minimum tax and state income taxes. The Company recorded no provision for income taxes in the three months ended March 31, 2016.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities along with net operating loss and tax credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount it believes is more likely than not to be realized.  When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made.  For the periods ended March 31, 2017 and 2016, respectively, the Company had established a valuation allowance for all deferred tax assets.

Additionally, the Company follows an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return.

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

The Company leases a 37,700 square foot facility located in San Clemente, California under a sublease that was effective September 1, 2015, followed by a five-year lease for the facility that was effective on January 1, 2017 upon expiration of the sublease. This facility is the Company’s main headquarters and manufacturing facility.  Rent under the direct lease began on January 1, 2017 at approximately $42,000 per month, with rent for the second and third months abated, and the rent payments increase annually beginning on January 1, 2018 at percentages ranging from 2.5% to 3.5%.  The direct lease agreement contains an option to extend the lease for up to two additional three-year periods at market rates.  The direct lease landlord agreed to provide the Company with a tenant improvement allowance after January 1, 2017 in the amount of the cost of any leasehold improvements, not to exceed approximately $264,000 upon the Company providing the necessary documentation evidencing the costs of the allowable leasehold improvements.

In January 2017, the Company entered into an additional lease for an approximately 39,300 square foot facility located adjacent to the Company’s San Clemente, California headquarters.  The new lease became effective April 1, 2017 and expires on December 31, 2021 and will not have a material effect on the Company’s condensed consolidated financial statements.

The Company’s foreign subsidiaries lease office space totaling less than 2,000 square feet.

The Company recorded deferred rent of $282,000 and $219,000 as of March 31, 2017 and December 31, 2016, respectively, in conjunction with its facilities lease agreements. Rent expense was $0.3 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

Future minimum payments under the aforementioned non-cancelable operating leases for each of the five succeeding years are as follows (in thousands):

Remainder of 2017	$670
2018	700
2019	656
2020	643
2021	659
Thereafter	-
$3,328

Purchase Commitments

The Company is a party to various purchase arrangements related to components used in production and research and development activities. As of March 31, 2017 and December 31, 2016, the Company had non-cancelable, firm purchase commitments with certain vendors totaling approximately $1.9 million and $3.7 million, respectively, due within one year. There are no material purchase commitments due beyond one year.

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the UC Agreement) with the Regents of the University of California (the University) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the University a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the UC Agreement, Glaukos agreed to pay to the University a low single-digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $0.5 million. This ongoing product payment terminates on the date that the last of the Patent Rights expires, which is currently expected to be in 2022. In the three months ended March 31, 2017 and 2016, the Company recorded approximately $0.9 million and $0.6 million, respectively, in cost of sales in connection with this product payment obligation.

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

	Three months ended
	March 31,
Geographic Net Sales Information (in thousands)	2017	2016
United States	$31,877	$21,542
International	4,030	1,550
Total net sales	$35,907	$23,092

Note 10.  Subsequent Event

On April 12, 2017, the Company entered into an IOP System Purchase Agreement (the Purchase Agreement), between the Company and DOSE Medical Corporation (DOSE), to purchase from DOSE its intraocular pressure (IOP) sensor system, including all patents, license rights and tangible assets, and to assume certain liabilities related thereto (collectively, the IOP Sensor System), for consideration consisting of an initial cash payment of $5.5 million, plus performance-based consideration of up to $9.5 million upon achievement of certain development, clinical and regulatory milestones.  The Company completed the purchase of the IOP Sensor System concurrent with the execution of the Purchase Agreement.

DOSE was previously a wholly-owned subsidiary of the Company.  In 2010, it was spun-out as a standalone entity and in 2015, the Company acquired the iDose product line and related assets from DOSE. Thomas W. Burns, the Company’s President, Chief Executive and a member of its board of directors, and William J. Link, Ph.D., Chairman of the Company’s board of directors, currently serve on the board of directors of DOSE and certain members of the Company’s management and board of directors hold an equity interest in DOSE.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016  filed with the U.S. Securities and Exchange Commission (SEC) on March 15, 2017.

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

The iStent was the first commercially available MIGS treatment solution. Food and Drug Administration (FDA)‑approved for insertion in combination with cataract surgery, the iStent procedure is currently reimbursed by Medicare and a majority of commercial payors.

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

Prior to 2016, we had never been profitable and had incurred operating losses in each year since our inception. Our net sales increased to $35.9 million for the three months ended March 31, 2017 from $23.1 million for the three months ended March 31, 2016.  Our net income was approximately $0.9 million for each of the three month periods ended March 31, 2017 and March 31, 2016. As of March 31, 2017 and December 31, 2016, we had an accumulated deficit of $191.2 million and $192.1 million, respectively.

We have made and expect to continue to make significant investments in our global sales force, marketing programs and clinical studies. FDA‑approved IDE studies and new product development programs in our industry are expensive, and we have incurred a significant increase in administrative costs since we began operating as a public company. Accordingly, although we achieved profitability in 2016 and for the three months ended March 31, 2017, there can be no assurance that we will continue to be profitable.

Recent developments

On April 12, 2017, we purchased from DOSE Medical Corporation (DOSE) its intraocular pressure (IOP) sensor system, including all patents, license rights and tangible assets, and to assume certain liabilities related thereto (collectively, the IOP Sensor System), for consideration consisting of an initial cash payment of $5.5 million, plus performance-based consideration of up to $9.5 million upon achievement of certain development, clinical and regulatory milestones.  See Note 10 - Subsequent Event to the condensed consolidated financial statements for further information.

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

We sell our products through a direct sales organization in the United States, and outside the United States we sell our products primarily through direct sales subsidiaries in fourteen countries and through independent distributors in certain countries in which we do not have a direct presence. The primary end‑user customers for our products are hospitals and surgery centers.

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

      As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, the Australian Department of Health (ADOH) recently initiated a comprehensive review of its Medicare Benefits Schedule (MBS), a list of approximately 5,600 codes used to determine reimbursement.  As part of this review, reimbursement of the surgeon fee code for implantation of iStent devices was suspended effective May 1, 2017. Prior to suspension of the code, the Company filed an application with the ADOH to obtain a new code for reimbursement of the surgeon fee. Effective as of May 1, 2017, the ADOH issued an interim MBS code for the balance of 2017 which will provide for continued iStent device reimbursement in connection with cataract surgery while the application for the new surgeon fee code is pending.

Cost of sales

Cost of sales reflects the aggregate costs to manufacture our products and includes raw material costs, labor costs, manufacturing overhead expenses and the effect of changes in the balance of reserves for excess and obsolete inventory. We manufacture our iStent products at our headquarters in San Clemente, California using components manufactured by third parties. Due to the relatively low production volumes of our iStent products, compared to our potential capacity for those products, a significant portion of our per unit costs is comprised of manufacturing overhead expenses. These expenses include quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management.

Beginning in late 2013, cost of sales has included amortization of the $17.5 million intangible asset we recognized in connection with our royalty buyout agreement with GMP in November 2013. The amortization expense was $0.9 million in each of the three month periods ended March 31, 2017 and 2016, and is estimated to be $3.5 million in 2017 and $3.0 million in 2018.

Beginning in 2015, cost of sales includes a charge equal to a low single‑digit percentage of worldwide net sales of certain current and future products, including our iStent products, with a required minimum annual payment of $500,000, which amount became payable to the Regents of the University of California (University) in connection with our December 2014 agreement with the University (the UC Agreement). This ongoing product payment obligation will terminate on the date the last of the Patent Rights expires, which is currently expected to be in 2022. Under the Protecting Americans from Tax Hikes Act of 2015 (PATH Act) the 2.3% federal medical device excise tax on U.S. sales of medical devices manufactured by us has been suspended from January 1, 2016 to December 31, 2017, and, absent further legislative action, will be reinstated starting January 1, 2018.

Our future gross profit as a percentage of net sales, or gross margin, will be impacted by numerous factors including commencement of sales of products in our pipeline, or any other future products, which may have higher product costs. Our gross margin will also be affected by manufacturing inefficiencies that we may experience as we attempt to manufacture our products on a larger scale, manufacture new products and change our manufacturing capacity or output. Additionally, our gross margin will continue to be affected by the aforementioned intangible asset amortization and expense related to the UC Agreement.

Selling, general and administrative

Our selling, general and administrative (SG&A) expenses primarily consist of personnel‑related expenses, including salaries, sales commissions, bonuses, fringe benefits and stock‑based compensation for our executive, financial, marketing, sales, business development and administrative functions. Other significant SG&A expenses include marketing programs, advertising, conferences and congresses, and travel expenses, as well as the costs associated with obtaining and maintaining our patent portfolio, professional fees for accounting, auditing, consulting and legal services, travel and allocated overhead expenses.

We expect SG&A expenses to continue to grow as we increase our sales and marketing infrastructure globally and our clinical education and general administration infrastructure in the United States. We also expect other nonemployee‑related costs, including sales and marketing program activities for new products, outside services and accounting and general legal costs to increase as our overall operations grow. The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as on the timing of any new product launches. In addition, we have incurred increased SG&A expenses resulting from becoming a public company, which may further increase when we are no longer able to rely on certain “emerging growth company” exemptions we are afforded under the Jumpstart Our Business Startups Act (the JOBS Act).

Research and development

Our research and development (R&D) activities primarily consist of new product development projects, pre‑clinical studies, IDE studies, and other clinical trials. Our R&D expenses primarily consist of personnel‑related expenses, including salaries, fringe benefits and stock‑based compensation for our R&D employees; research materials; supplies and services; and the costs of conducting clinical studies, which include payments to investigational sites and investigators, clinical research organizations, consultants, and other outside technical services and the costs of materials, supplies and travel. We expense R&D costs as incurred. We expect our R&D expenses to increase as we initiate and advance our development programs, the most costly of which are expected to be our iStent Inject,  iStent Supra and iDose product candidates.  Additionally, we expect our R&D expenses to increase as we incur developmental spend on the IOP Sensor System product line we purchased from DOSE in April 2017.

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

Other income, net

Other income, net primarily consists of interest income derived from our short-term investments, interest expense on our secured notes payable and, until the final warrants were exercised during the first three months of 2016, changes in the fair value of our stock warrant liability.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

	Three Months Ended
	March 31,		% Increase
(in thousands)	2017	2016	(decrease)
Statements of operations data:
Net sales	$35,907	$23,092	55%
Cost of sales	5,180	3,121	66%
Gross profit	30,727	19,971	54%
Operating expenses:
Selling, general and administrative	21,481	12,288	75%
Research and development	8,942	7,062	27%
Total operating expenses	30,423	19,350	57%
Income from operations	304	621	-51%
Total other income, net	629	276	128%
Provision for income taxes	55	-	NM
Net income	$878	$897	-2%

Net sales

Net sales for the three months ended March 31, 2017 and 2016 were $35.9 million and $23.1 million, respectively, reflecting an increase of $12.8 million or 55%.  Net sales in the United States represented $31.9 million and $21.5 million of net sales for the three months ended March 31, 2017 and 2016, respectively, increasing by 48% and accounting for 81% of the overall increase in net sales. Increases in both the number of customer facilities purchasing our iStent products and the average utilization of iStent by our existing customers accounted for the growth in unit sales in the United States.  Additionally, some of the sales increase resulted from our selling price increase to U.S. ASCs in connection with the increase in reimbursement payments from Medicare to ASCs effective January 1, 2017.  International sales for the three months ended March 31, 2017 and 2016 were $4.0 million and $1.6 million, respectively, increasing by 160% and accounting for 19% of the Company’s worldwide net sales increase.  Net sales at our Australian and German subsidiaries accounted for the majority of the increase internationally.  Worldwide, increased unit volume due to higher iStent utilization and adoption of the iStent procedure by additional surgeons across our expanding customer base was responsible for the majority of the increase in net sales.

Cost of sales

Cost of sales for the three months ended March 31, 2017 and 2016 were $5.2 million and $3.1 million, respectively, reflecting an increase of $2.1 million or 66%. Our gross margins were 86% for the three months ended March 31, 2017 and March 31, 2016.

Selling, general and administrative expenses

SG&A expenses for the three months ended March 31, 2017 and 2016 were $21.5 million and $12.3 million, respectively, reflecting an increase of $9.2 million or 75%. The increase in SG&A expenses was primarily the result of an increase of approximately $3.6 million in salary, stock-based compensation, travel and other costs associated with our increased number of domestic employees, and an increase in SG&A expenses incurred by our foreign subsidiaries of approximately $2.0 million.  Additionally, approximately $0.7 million of the increase resulted from increased marketing expenses for industry meetings and marketing materials, corporate insurance and facilities rent and utility costs.

Research and development expenses

R&D expenses for the three months ended March 31, 2017 and 2016 were $8.9 million and $7.1 million, respectively, reflecting an increase of $1.8 million or 27%.  Most of the increase in R&D expenses resulted from the cost of additional personnel, primarily in our clinical affairs function, required to manage the increased number of clinical studies and associated investigational sites and study investigators.

Other income, net

We had other income, net for the three months ended March 31, 2017 and March 31, 2016 of $0.6 million and $0.3 million, respectively.  The increase in interest and other income reflects higher interest rates on a comparatively higher balance of short-term investments, and the recognition of greater unrealized foreign currency gains due to higher intercompany loan balances.

Provision for income taxes

The provision for income taxes is determined using an effective tax rate. For the three months ended March 31, 2017, the Company’s estimated annual effective tax rate of 2.6% was lower than the U.S. federal statutory rate primarily due to the utilization of net operating loss carryforwards, the benefit of which had not previously been recognized due to the Company’s full valuation allowance. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the annual effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where we conducts business, our expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets.  For the three months ended March 31, 2017, we recorded a provision for income taxes of $55,000, which was primarily comprised of federal alternative minimum tax and state income taxes. We recorded no provision for income taxes in the three months ended March 31, 2016.

Liquidity and Capital Resources

From our inception through 2015, we incurred losses and negative cash flow from our operations. For the three months ended March 31, 2017, we had approximately $0.9 million of net income and generated $2.4 million of cash from operations. As of March 31, 2017, we had an accumulated deficit of approximately $191.2 million. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering (IPO), issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities and cash generated from net sales.  We have made and expect to continue to make significant investments in our global sales force, marketing programs and clinical studies. FDA‑approved IDE studies and new product development programs in our industry are expensive, and we have incurred a significant increase in administrative costs since we began operating as a public company in 2015. Accordingly, although we achieved profitability in 2016 and for the three months ended March 31, 2017, and generated cash from operations, there can be no assurance that we will continue to be profitable or continue to generate cash from operations.

At March 31, 2017, we had $99.2 million in cash, cash equivalents and short-term investments. We plan to fund our operations and capital funding needs using existing cash and investments and cash generated from commercial operations, and we may seek to obtain additional financing in the future through debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all. We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and cash generated from sales of our iStent products will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date our financial statements for the three months ended March 31, 2017 are made publicly available.

Cash Flows

Our historical cash outflows have primarily been associated with cash used for operating activities such as the purchase of and growth in inventory, expansion of our sales and marketing and R&D activities and other working capital needs; the acquisition of intellectual property; and expenditures related to equipment and improvements used to increase our manufacturing capacity, to improve our manufacturing efficiency and for overall facility expansion.

The following table is a condensed summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(in millions)	2017	2016
Net cash provided by (used in):
Operating activities	$2.4	$(0.9)
Investing activities	(2.1)	(8.5)
Financing activities	1.9	(1.7)
Exchange rate changes	(0.1)	-
Net increase (decrease) in cash and cash equivalents	$2.1	$(11.1)

At March 31, 2017, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the three months ended March 31, 2017 and 2016, our operating activities provided $2.4 million and used $0.9 million of cash, respectively.

For the three months ended March 31, 2017, the total net change in operating assets and liabilities reflected cash usage of $2.6 million due primarily to increases in accounts receivable and inventory and a decrease in accounts payable and accrued liabilities, partially offset by a decrease in prepaid expenses and other current assets.  More than offsetting this amount were all non-cash adjustments to reconcile net income to net cash provided by operating activities totaling $4.1 million, primarily consisting of stock-based compensation expense of $3.2 million and depreciation and amortization of $1.0 million.

For the three months ended March 31, 2016, the total net change in operating assets and liabilities reflected cash usage of $4.3 million due to increases in accounts receivable and inventory and a decrease in accounts payable.  All other adjustments to reconcile net income to net cash used in operating activities totaled $2.4 million, primarily consisting of stock-based compensation expense of $1.4 million and depreciation and amortization of $1.1 million.

Investing Activities

In the three months ended March 31, 2017 and 2016, our investing activities used $2.1 million and $8.5 million of cash, respectively.

For the three months ended March 31, 2017, we used cash of approximately $26.6 million for purchases of short-term investments and we received cash of approximately $25.3 million from sales and maturities of short-term investments, for a combined net cash usage of $1.3 million related to short-term investments.

For the three months ended March 31, 2016, we used $23.7 million for purchases of short-term investments and we received cash of approximately $15.6 million from sales and maturities of short-term investments, for a combined net cash usage of $8.1 million.

Additionally, in the three months ended March 31, 2017 and 2016, we used approximately $0.8 million and $0.4 million, respectively, for purchases of property and equipment.

Financing Activities

In the three months ended March 31, 2017, finance activities provided $1.9 million in cash, all from proceeds from the exercise of stock options.

In the three months ended March 31, 2016, we used cash of $1.7 million in financing activities comprised of note payments totaling approximately $2.2 million, offset by cash receipts from stock option and warrant exercises totaling $0.5 million.

Commitments

The Company had no commitments for capital expenditures as of March 31, 2017.

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

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies and estimates as disclosed therein.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our exposure to market risk since December 31, 2016.  Refer to Item 7A “Quantitative and Qualitative Disclosures about “Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016 for further detail.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our first fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Neither we nor any of our subsidiaries is a party to, and none of their respective property is the subject of, any material legal proceeding, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.

Item 1A.  Risk Factors

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 15, 2017. Other than changes to the risk factors below related to our primary reliance on a single operational location and our failure to secure and maintain adequate coverage and reimbursement, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Annual Report on Form 10-K.

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

Risks Related to Our Business

While we were profitable in the most recently completed fiscal year and quarter, we have incurred significant losses since inception and there can be no guarantee that we will be able to sustain profitability.

While we were profitable in our most recently completed fiscal year and quarter, since the Company’s inception in July 1998, we have incurred significant operating losses. For the fiscal quarter ended March 31, 2017, we had net income of approximately $0.9 million and for the fiscal year ended December 31, 2016 we had net income of $4.5 million. As of March 31, 2017, we had an accumulated deficit of approximately $191.2 million. Losses have resulted principally from costs incurred in our clinical trial, research and development programs and from our general and administrative expenses. Additionally, in 2015, we recorded a charge of $25.7 million incurred with the deconsolidation of the non‑glaucoma related assets of DOSE and elimination of the noncontrolling interest. To date, we have financed our operations primarily through the sale of equity securities, debt financing, and cash generated from net sales. We have devoted substantially all of our resources to the research and development of our products, the commercial launch of the iStent, the development of our proprietary sales network, and the assembly of a management team to build our business.

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

Our primary sales‑generating commercial product is the iStent, which we began selling in the United States in the third quarter of 2012. We rely heavily upon sales in the United States, which comprised 89% and 93% of our net sales for the quarters ended March 31, 2017 and 2016, respectively. We expect to continue to derive a significant portion of our net sales from sales of the iStent in the United States, even if we are successful in continuing to commercialize our iStent products outside the United States, or receive necessary approvals to commercialize the iStent Inject, iStent Supra and iDose. Accordingly, our ability to generate net sales is highly dependent on our ability to market and sell the iStent.

We developed MIGS to provide an alternative to the traditional glaucoma treatment and management paradigm. The iStent is our first MIGS device and we are developing other products to treat glaucoma. MIGS and our MIGS devices may experience a slowdown of market acceptance among eye care professionals, patients, healthcare payors and the medical community. There are a number of other available therapies marketed for the treatment of glaucoma, including medication therapies that are well established and are widely accepted by the medical community. There are also other MIGS devices that are available or are in development by third parties that have entered or could enter the market and which may affect adoption of or demand for our products. For example, Alcon, Inc. (which acquired Transcend Medical, Inc., a MIGS competitor) obtained FDA approval of its CyPass® suprachoroidal implant, a MIGS device, in August 2016. The CyPass device is indicated for use in conjunction with cataract surgery for the reduction of IOP in adult patients with mild to moderate primary open-angle glaucoma. With this approval, Alcon commenced a commercial launch of its competitive MIGS device, the CyPass. In November 2016, Allergan plc (which acquired AqueSys, Inc., a MIGS competitor) obtained FDA approval of its Xen®  Glaucoma Treatment System for use in the U.S., which is indicated for the management of refractory glaucoma, where previous surgical treatment has failed or in patients with primary open angle glaucoma, and pseudoexfoliative or pigmentary glaucoma with open angles that are unresponsive to maximum tolerated medical therapy. With this approval, Allergan has entered the MIGS space and commenced a commercial launch of its Xen device. We are aware of several other companies, including Santen Pharmaceutical Co., Ltd. (which recently acquired InnFocus, Inc., a MIGS competitor) and Ivantis Inc., that are conducting FDA‑approved IDE clinical trials or have filed for regulatory approval of MIGS devices. If these approved MIGS products or other products that may be developed receive regulatory approval, we will have additional, new direct MIGS competitors. These new MIGS products could achieve greater commercial acceptance or demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our iStent or other products under development, which may reduce demand for our primary product, the iStent, as well as for our products in development.

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

Our existing foreign operations, as well as our planned international growth, expose us to additional uncertainty and risks beyond regulatory authorization and reimbursement levels. Outside the United States, we sell our products through direct sales organizations in 14 countries and a network of third-party distribution partners in other markets. These international operations expose us and our subsidiaries and third-party distributors to a variety of risks including, without limitation, the following:

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

In September 2016, we relocated our corporate headquarters and our manufacturing operations to an approximately 37,700 square foot facility located in San Clemente, California pursuant to a lease that expires on December 31, 2021. This new location serves as our sole manufacturing location where we manufacture, inspect, package, release and ship nearly all of our final products. If this facility suffers a crippling event, or a force majeure event, this could materially impact our ability to operate. If we are unable to continue to expand our manufacturing facility in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter operational interruptions, delays or additional costs in achieving our research, development and commercialization objectives, including in obtaining regulatory approvals of our product candidates and meeting customer demand, which could materially damage our business and financial position. Our move to our new corporate headquarters and further planned expansion could also result in a higher cost structure that could reduce our gross margin and negatively affect our operating results.

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

Our principal office and manufacturing facility was recently relocated to San Clemente, California.  Thus, substantially all of our operations are conducted primarily at a single location, including our manufacturing processes, research and development activities, customer and technical support, and management and administrative functions. In addition, substantially all of our inventory of component supplies and finished goods will be held at a single location. Despite our efforts to safeguard this facility, including acquiring insurance, adopting environmental health and safety protocols and utilizing off‑site storage of computer data, vandalism, terrorism or a natural or other disaster, such as an earthquake, fire or flood, could damage or destroy our manufacturing equipment or our inventory of component supplies or finished goods, cause substantial delays in our operations, result in the loss of key information, and cause us to incur additional expenses, including relocation expenses. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.

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

Many third‑party payors in the United States model their coverage policies and payment amounts after those determined by Centers for Medicare & Medicaid Services (CMS), the federal agency responsible for administering the Medicare program. CMS relies on a network of Medicare Administrative Contractors (MACs), which process nearly 4.9 million Medicare claims each day and disburse more than $365 billion annually, to develop coverage policies when no national coverage determination exists for a procedure. Because there currently is no Medicare national coverage determination for procedures using our iStent  devices, we are required to provide scientific and clinical support for the use of the iStent (including the iStent Inject device and iStent Supra device, if approved) to each MAC separately, with no assurance that coverage and adequate reimbursement will be obtained. Although all MACs currently provide coverage and reimbursement for the MIGS procedure using the iStent, difficulties in processing reimbursement or regional differences or reductions in the reimbursement amount for the physician professional services could negatively impact iStent penetration or usage by customers. These differences in MAC reimbursement could also negatively impact the amount paid by private commercial insurance companies, further negatively affecting customer penetration or usage.

Third‑party payors, including CMS, regularly assess and propose changes to their coverage and reimbursement policies. Changes in these current policies impact the profit margin of the hospital or surgery center where the surgery is performed and increase costs to customers. For example, beginning in 2016, Medicare started to make a single, comprehensive payment for combination iStent insertion and cataract procedures performed in hospital outpatient departments (HOPDs), eliminating the separate payments that were available for the procedures in prior years and reducing the total reimbursement amount for the combination procedure in the HOPD. Further, any decline in the amount payors are willing to reimburse our customers for MIGS procedures could make it difficult for existing customers to continue using, or new customers to adopt, our iStent devices and could create additional pricing pressure for us. If we were forced to lower the price we charge for our products, our gross margins would decrease, which would adversely affect our ability to invest in and grow our business. Conversely, although the reimbursement payments from Medicare to surgery centers for the iStent procedure was increased effective January 1, 2017, there can be no assurance that this increase will remain in effect in future years or that the amount of reimbursement will not be decreased in future years. Any reduction in the amount of Medicare reimbursement payments will have a negative effect on our net sales.

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

In addition, although we have obtained temporary Category III Current Procedural Terminology (CPT) codes for the MIGS procedures associated with the insertion of our iStent products, there is no guarantee that these billing codes or the payment amounts associated with such codes will not change in the future. Category III codes expire five years after the date they become effective. Prior to expiration, there are two options: submit an application to convert to a permanent Category I code; or submit an application for a five-year extension of Category III status. If we are unable to maintain our existing codes or obtain new permanent Category I codes for procedures using our iStent products, or obtain new reimbursement codes for our other products in development, we will be subject to significant pricing pressure, which could harm our business, results of operations, financial condition and prospects.

Physicians are typically paid separately from the facility for surgical procedures involving the iStent. Unlike the facility payment associated with the CPT code that describes iStent insertion, there is no published Medicare payment schedule at the national level, and the physician payment rate is left to the discretion of the individual MAC. In order to adopt a new procedure, one of the factors that the surgeon evaluates is whether or not payment for the procedure adequately covers the surgeon’s time. As with the facility payment, the incremental payment the physician receives for inserting the iStent device plays a role in a surgeon’s decision to adopt the technology.  Accordingly, changes in the payment the physician receives could affect the extent to which physicians recommend the iStent procedure to patients, which could have a material adverse effect on our business, financial condition and operating results.

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

In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the Code) contains rules that limit for U.S. federal income tax purposes the ability of a corporation that undergoes an “ownership change” to utilize its net operating losses (and certain other tax attributes) existing as of the date of such ownership change. Under these rules, a corporation is treated as having had an “ownership change” if there is more than a 50% increase in stock ownership by one or more “five percent shareholders,” within the meaning of Section 382 of the Code, during a rolling three‑year period. We believe a portion of our existing net operating losses are subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize our net operating losses to offset future taxable income could be further limited, which could have a negative effect on our liquidity. For these reasons, we may not be able to utilize a material portion of our net operating losses, even if we continue to achieve profitability.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (PPACA) was signed into law. While the goal of health care reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The PPACA substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services and significantly impacts the medical device industry. Among other things, the PPACA:

•

imposes an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions (described in more detail below), which, under the PATH Act, is suspended from January 1, 2016 to December 31, 2017, and, absent further legislative action, will be reinstated starting January 1, 2018;

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

We are an “emerging growth company,” as defined in the JOBS Act, enacted in April 2012, and may remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the completion of our IPO. However, if certain events occur prior to the end of such five‑year period, including if we become a “large accelerated filer,” our annual gross revenues equals or exceeds $1.0 billion or we issue more than $1.0 billion of non‑convertible debt in any three‑year period, we will cease to be an emerging growth company prior to the end of such five‑year period. For as long as we remain an “emerging growth company,” we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits.

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1*	IOP System Purchase Agreement dated as of April 12, 2017 by and between Glaukos Corporation and DOSE Medical Corporation	8-K	1-37463	2.1	04/12/2017
3.1	Restated Certificate of Incorporation of the Registrant	8-K	1-37463	3.1	06/30/2015
3.2	Amended and Restated Bylaws of the Registrant	8-K	1-37463	3.2	06/30/2015
10.1*	First Amendment to Amended and Restated Patent License Agreement dated as of April 12, 2017 by and between Glaukos Corporation and DOSE Medical Corporation	8-K	1-37463	10.1	04/12/2017
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*Schedules and exhibits are omitted pursuant to Item 601(b) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on May 4, 2017.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chief Executive Officer and President

By:	/s/ RICHARD L. HARRISON
Richard L. Harrison
Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)