Form 10-Q
period 2017-06-30
GLAUKOS Corp
filed 2017-08-07
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 3, 2017 there were 34,434,009 shares of the registrant’s Common Stock outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2017

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,370	$6,494
Short-term investments	90,420	89,268
Accounts receivable, net	16,702	14,305
Inventory, net	8,382	6,844
Prepaid expenses and other current assets	2,340	3,032
Restricted cash	-	80
Total current assets	131,214	120,023
Property and equipment, net	8,724	7,593
Intangible assets, net	5,029	6,567
Deposits and other assets	559	188
Total assets	$145,526	$134,371

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,974	$2,967
Accrued liabilities	13,061	13,911
Deferred rent	89	60
Total current liabilities	19,124	16,938
Other liabilities	468	159
Total liabilities	19,592	17,097

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 34,461 and 33,971 shares issued and 34,433 and 33,943 shares outstanding at June 30, 2017 and December 31, 2016, respectively	34	34
Additional paid-in capital	320,500	308,815
Accumulated other comprehensive income	46	648
Accumulated deficit	(194,514)	(192,091)
Less treasury stock (28 shares as of June 30, 2017 and December 31, 2016)	(132)	(132)
Total stockholders' equity	125,934	117,274
Total liabilities and stockholders' equity	$145,526	$134,371

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$41,285	$28,556	$77,192	$51,648
Cost of sales	5,522	4,359	10,702	7,480
Gross profit	35,763	24,197	66,490	44,168
Operating expenses:
Selling, general and administrative	24,675	15,120	46,156	27,408
In-process research and development	5,320	-	5,320	-
Research and development	9,633	6,955	18,575	14,017
Total operating expenses	39,628	22,075	70,051	41,425
(Loss) income from operations	(3,865)	2,122	(3,561)	2,743
Other income, net:
Interest and other income	598	286	1,234	621
Interest and other expense, net	(12)	(76)	(19)	(178)
Change in fair value of stock warrant liability	-	-	-	43
Total other income, net	586	210	1,215	486
(Loss) income before taxes	(3,279)	2,332	(2,346)	3,229
Provision for income taxes	22	-	77	-
Net (loss) income	$(3,301)	$2,332	$(2,423)	$3,229
Basic net (loss) income per share	$(0.10)	$0.07	$(0.07)	$0.10
Diluted net (loss) income per share	$(0.10)	$0.06	$(0.07)	$0.09
Weighted average shares used to compute basic net (loss) income per share	34,322	32,652	34,234	32,477
Weighted average shares used to compute diluted net (loss) income per share	34,322	36,182	34,234	35,975

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net (loss) income	$(3,301)	$2,332	$(2,423)	$3,229
Other comprehensive loss:
Foreign currency translation adjustments	(320)	(149)	(660)	(434)
Unrealized gain on short-term investments, net of tax	18	58	58	326
Other comprehensive loss	(302)	(91)	(602)	(108)
Total comprehensive (loss) income	$(3,603)	$2,241	$(3,025)	$3,121

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net (loss) income	$(2,423)	$3,229
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,428	2,255
Loss on disposal of fixed assets	5	-
Stock-based compensation	7,935	3,465
Unrealized foreign currency gains	(624)	(229)
Change in fair value of stock warrant liability	-	(43)
Amortization of premium on short-term investments	58	161
Deferred rent	338	2
Changes in operating assets and liabilities:
Accounts receivable, net	(2,289)	(4,051)
Inventory	(1,368)	(1,579)
Prepaid expenses and other current assets	721	(131)
Restricted cash	80	-
Accounts payable and accrued liabilities	2,145	2,028
Other assets	(368)	(5)
Net cash provided by operating activities	6,638	5,102
Investing activities
Purchases of short-term investments	(45,766)	(35,825)
Proceeds from sales and maturities of short-term investments	44,580	23,954
Purchases of property and equipment	(2,071)	(1,219)
Net cash used in investing activities	(3,257)	(13,090)
Financing activities
Proceeds from exercise of stock options	2,782	2,414
Proceeds from exercise of stock warrants	-	50
Payments of secured notes	-	(4,410)
Share purchases under Employee Stock Purchase Plan	968	793
Net cash provided by (used in) financing activities	3,750	(1,153)
Effect of exchange rate changes on cash and cash equivalents	(255)	(92)
Net increase (decrease) in cash and cash equivalents	6,876	(9,233)
Cash and cash equivalents at beginning of period	6,494	21,572
Cash and cash equivalents at end of period	$13,370	$12,339
Supplemental disclosures of cash flow information
Interest paid	$-	$197
Taxes paid	$64	$63
Supplemental schedule of noncash investing and financing activities
Reduction of liability upon vesting of stock options previously exercised for unvested stock	$3	$42

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

The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements.  As permitted under those rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted.  In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial information, contained herein.  The condensed consolidated balance sheet at December 31, 2016 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements.  These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2016, which are contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 15, 2017. The results for the period ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period.

Acquisition of IOP Sensor System from DOSE Medical

On April 12, 2017, the Company entered into an IOP Sensor System Purchase Agreement (the Purchase Agreement), between the Company and DOSE Medical Corporation (DOSE), to purchase from DOSE its intraocular pressure (IOP) sensor system, including all patents, license rights and tangible assets, and to assume certain liabilities related thereto (collectively, the IOP Sensor System), for consideration consisting of an initial cash payment of $5.5 million, plus performance-based consideration of up to $9.5 million upon achievement of certain development, clinical and regulatory milestones.  The Company completed the purchase of the IOP Sensor System concurrent with the execution of the Purchase Agreement.

The transaction was accounted for as an asset acquisition.  Of the $5.5 million initial cash payment, $5.3 million was immediately charged to in-process research and development expense as management determined there was no alternative future use related to the assets purchased. Of the remaining $0.2 million, the majority was capitalized to fixed assets and will be depreciated over the corresponding asset’s useful life, and a small portion was recorded as a prepaid asset and will be amortized to general and administrative expense as the underlying amounts are utilized.

DOSE was previously a wholly-owned subsidiary of the Company.  In 2010, it was spun-out as a standalone entity and was accounted for as a consolidated variable interest entity.  In 2015, the Company acquired the iDose product line and related assets from DOSE and upon the acquisition, the Company derecognized DOSE as a consolidated entity in the financial statements. Thomas W. Burns, the Company’s President, Chief Executive and a member of its board of directors, and William J. Link, Ph.D., Chairman of the Company’s board of directors, currently serve on the board of directors of DOSE and certain members of the Company’s management and board of directors hold an equity interest in DOSE.

Note 2.  Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2017, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 15, 2017.

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

Foreign currency translation

The accompanying condensed consolidated financial statements are presented in U.S. dollars. The Company considers the local currency to be the functional currency for its international subsidiaries. Accordingly, their assets and liabilities are translated into U.S. dollars using the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing throughout the periods presented. Currency translation adjustments arising from period to period are charged or credited to accumulated other comprehensive income in stockholders’ equity. For the three month periods ended June 30, 2017 and 2016, the Company reported losses from foreign currency translation adjustments of approximately $0.3 million and $0.1 million, respectively, and for the six month periods ended June 30, 2017 and 2016, the Company reported losses from foreign currency translation adjustments of approximately $0.7 million and $0.4 million, respectively.  Realized gains and losses resulting from foreign currency transactions are included in selling, general and administrative expense in the condensed consolidated statements of operations. For the three month periods ended June 30, 2017 and 2016, the Company reported foreign currency transaction gains (losses) of $95,000 and $(38,000), respectively, and for the six month periods ended June 30, 2017 and 2016, the Company reported foreign currency transaction gains of $112,000 and $23,000, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on intercompany loans, are included in the condensed consolidated statements of operations. For the three month periods ended June 30, 2017 and 2016, the Company reported net foreign currency transaction gains of $0.4 million and $42,000, respectively, and for the six month periods ended June 30, 2017 and 2016, the Company reported net foreign currency transaction gains of $0.7 million and $0.3 million, respectively.

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

The Company’s entire investment portfolio, except for restricted cash, is considered to be available for use in current operations and, accordingly, all such investments are stated at fair value using quoted market prices and classified as current assets, although the stated maturity of individual investments may be one year or more beyond the balance sheet date. The Company did not have any trading securities or restricted investments at June 30, 2017 or December 31, 2016.

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

At each financial reporting date, the Company accrues the estimated costs of clinical study activities performed by third party clinical sites with whom the Company has agreements that provide for fees based upon the quantities of subjects enrolled and clinical evaluation visits that occur over the life of the study. The cost estimates are determined based upon a review of the agreements and data collected by internal and external clinical personnel as to the status of enrollment and subject visits, and are based upon the facts and circumstances known to the Company at each financial reporting date. If the actual performance of activities varies from the assumptions used in the cost estimates, the accruals are adjusted accordingly. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through June 30, 2017.

Net (loss) income per share

Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. In quarters when the Company realizes net income, diluted net income per share is calculated by dividing the net income by the weighted average number of common shares plus the sum of the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method. Common stock equivalents are comprised of stock warrants and stock options outstanding under the Company’s stock option plans. In quarters when the Company realizes a net loss, no common stock equivalents are included in the calculation of weighted average number of dilutive common stock equivalents as the effect of applying the treasury stock method is considered anti-dilutive.

The Company’s computation of net (loss) income per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income - basic	$(3,301)	$2,332	$(2,423)	$3,229
Denominator:
Weighted average number of common shares outstanding - basic	34,322	32,652	34,234	32,477
Common stock equivalents from outstanding common stock options	-	3,510	-	3,485
Common stock equivalents for ESPP	-	20	-	12
Common stock equivalents from outstanding common stock warrants	-	-	-	1
Weighted average number of common shares outstanding - diluted	34,322	36,182	34,234	35,975

Basic net (loss) income per share	$(0.10)	$0.07	$(0.07)	$0.10

Diluted net (loss) income per share	$(0.10)	$0.06	$(0.07)	$0.09

Potentially dilutive securities not included in the calculation of diluted net (loss) income per share because to do so would be anti-dilutive were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock options outstanding	5,737	2,151	5,805	2,157
ESPP	19	-	19	-
	5,756	2,151	5,824	2,157

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

The Company has performed a preliminary analysis and does not believe adoption of the standard will have a material impact on its consolidated financial statements. In the preliminary analysis, the Company has concluded it generally has one performance obligation, the transaction price is not impacted by any variable consideration or other factors noted in ASC 606, and the Company’s performance obligations are generally satisfied when products are shipped. The Company will continue to review variable consideration, potential disclosures, and the method of adoption in order to complete the evaluation of the impact on the consolidated financial statements. In addition, the Company will continue to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB, which may impact the current conclusions.  The Company expects to complete its assessment process, including finalizing a transition method for adoption, by the end of the fourth quarter of 2017 and expects to complete its implementation process prior to the adoption of this ASU on January 1, 2018.

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

Note 3.  Balance Sheet Details

Short-term investments

Short-term investments consisted of the following (in thousands):

	At June 30, 2017
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government bonds	1-3	$1,799	$-	$(12)	$1,787
U.S. government agency bonds	less than 3	3,697	-	(12)	3,685
Bank certificates of deposit	less than 1	15,450	8	-	15,458
Commercial paper	less than 1	8,327	1	-	8,328
Corporate notes	less than 3	53,435	20	(39)	53,416
Asset-backed securities	less than 2	7,747	1	(2)	7,746
		$90,455	$30	$(65)	$90,420

	At December 31, 2016
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	1-3	$9,535	$2	$(22)	$9,515
Bank certificates of deposit	less than 2	11,101	13	(1)	11,113
Commercial paper	less than 1	17,011	1	(2)	17,010
Corporate notes	less than 3	45,178	7	(61)	45,124
Asset-backed securities	less than 2	6,503	3	—	6,506
		$89,328	$26	$(86)	$89,268

Accounts receivable, net

Accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accounts receivable	$17,196	$14,800
Less allowance for doubtful accounts	(494)	(495)
	$16,702	$14,305

Inventory, net

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Finished goods	$3,047	$2,014
Work in process	2,656	2,105
Raw material	2,679	2,725
	$8,382	$6,844

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued contract payments (see Note 5)	$1,025	$823
Accrued sales commissions	382	1,641
Accrued clinical study payments	783	1,167
Accrued bonuses	4,863	6,122
Accrued vacation benefits	1,731	1,382
Accrued Employee Stock Purchase Plan deductions	491	4
Other accrued liabilities	3,786	2,772
	$13,061	$13,911

Note 4.  Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

The following tables present information about the Company's financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		At June 30, 2017
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$443	$443	$-	$-
U.S. government agency bonds (ii)	3,686	-	3,686	-
U.S. government bonds (ii)	1,787	-	1,787	-
Bank certificates of deposit (ii)	15,458	-	15,458	-
Commercial paper (ii)	8,328	-	8,328	-
Corporate notes (ii)	53,416	-	53,416	-
Asset-backed securities (ii)	7,745	-	7,745	-
	$90,863	$443	$90,420	$-

		At December 31, 2016
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$80	$80	$-	$-
U.S. government agency bonds (ii)	9,515	-	9,515	-
Bank certificates of deposit (ii)	11,113	-	11,113	-
Commercial paper (ii)	17,010	-	17,010	-
Corporate notes (ii)	45,124	-	45,124	-
Asset-backed securities (ii)	6,506	-	6,506	-
	$89,348	$80	$89,268	$-
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.

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

Note 5.   Intangible Assets

GMP Vision Solutions intangible asset

In January 2007, the Company entered into an agreement (the Original GMP Agreement) with GMP Vision Solutions, Inc. (GMP) to acquire certain in‑process research and development in exchange for periodic royalty payments equal to a single‑digit percentage of revenues received for royalty‑bearing products and periodic royalty payments at a higher royalty rate applied to all amounts received in connection with the grant of licenses or sub-licenses of the related intellectual property.

In November 2013, the Company entered into an amended agreement with GMP in which remaining royalties payable to GMP (the Buyout Agreement) were canceled in exchange for the issuance of $17.5 million in promissory notes payable to GMP and a party related to GMP (together, the GMP Note Parties). The Company concluded that the $17.5 million transaction represented the purchase of an intangible asset. The Company estimated a useful life of five years over which the intangible asset is being amortized to cost of sales in the accompanying statements of operations, which amortization period was determined after consideration of the projected outgoing royalty payment stream had the Buyout Agreement not occurred, and the remaining life of the patents obtained in the Original GMP Agreement. After determining that the pattern of future cash flows associated with this intangible asset could not be reliably estimated with a high level of precision, the Company concluded that the intangible asset will be amortized on a straight‑line basis over the estimated useful life. For each of the three month periods ended June 30, 2017 and 2016, the Company recorded amortization expense of $0.9 million and for each of the six month periods ended June 30, 2017 and 2016, the Company recorded amortization expense of $1.8 million related to this intangible asset in cost of sales.

Other intangible assets

In 2015, the Company entered into agreements with two international distributors pursuant to which their distribution rights with the Company were terminated effective as of December 31, 2015.  In 2016 and 2017, the Company entered into agreements with two additional international distributors pursuant to which their distribution rights with the Company were terminated effective as of January 1, 2017 and March 31, 2017, respectively.  As part of the agreements, the distributors agreed to provide certain services to, and not compete with, the Company for one to two years in exchange for payments calculated based on single-digit percentages of the Company’s future revenues in those years in the respective countries that had comprised their territories.  Management recorded the estimated fair value of the non-compete provisions as intangible assets.  As of June 30, 2017, the non-compete intangible assets totaled $0.5 million and will be amortized on a straight-line basis to selling, general and administrative expense over the one to two year periods. For the three month periods ended June 30, 2017 and 2016, the Company recorded amortization expense related to the non-compete provisions of approximately $66,000 and $23,000, respectively, and for the six month periods ended June 30, 2017 and 2016, the Company recorded amortization expense related to the non-compete provisions of approximately $129,000 and $46,000, respectively.

The following reflects the composition of intangible assets, net (in thousands):

	June 30,	December 31,
	2017	2016
GMP royalty buyout	$17,500	$17,500
Non-compete agreements	524	243
	18,024	17,743
Accumulated amortization	(12,995)	(11,176)
Total	$5,029	$6,567
Weighted average amortization period (in months)	60	60

Estimated amortization expense will be $3.8 million in 2017 and $3.1 million in 2018 related to the above mentioned intangible assets.

Note 6.  Stock-Based Compensation

The Company has four stock-based compensation plans (collectively, the Stock Plans)—the 2001 Stock Option Plan (the 2001 Stock Plan), the 2011 Stock Plan (the 2011 Stock Plan), the 2015 Omnibus Incentive Compensation Plan (the 2015 Stock Plan) and the 2015 Employee Stock Purchase Plan (the ESPP).  The 2015 Stock Plan permits grants of restricted stock units (RSUs).  The Company has historically granted stock options, but the Company began to award RSU grants to certain employees during the three months ended June 30, 2017. RSU awards vest 25% on each of the first, second, third and fourth anniversaries of the grant date.

The following table summarizes stock option and restricted stock activity under the 2001 Stock Plan, 2011 Stock Plan and 2015 Stock Plan (in thousands):

Number of
Shares
Underlying
Options/
RSUs
Outstanding at December 31, 2016	5,911
Granted	1,877
Exercised	(453)
Canceled/forfeited/expired	(79)
Outstanding at June 30, 2017	7,256

Exercisable at June 30, 2017	3,334

The following table summarizes the allocation of stock-based compensation related to stock options and restricted stock units in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of sales	$141	$44	$270	$82
Selling, general and administrative	3,470	1,391	5,784	2,503
Research and development	1,123	613	1,881	880
Total	$4,734	$2,048	$7,935	$3,465

Stock-based awards to employees and nonemployees

The Company recognizes compensation expense for all stock-based awards granted to employees and nonemployees, including members of its board of directors.

The fair value of stock option awards is estimated at the grant date using the Black-Scholes option pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period using the straight-line method. The determination of the fair value-based measurement of stock options on the date of grant using an option pricing model is affected by the determination of the fair value of the underlying stock as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s stock price volatility over the expected term of the grants, and actual and projected employee stock option exercise behaviors. In the future, as additional empirical evidence regarding these estimates becomes available, the Company may change or refine its approach of deriving them, and these changes could impact the fair value-based measurement of stock options granted in the future. Changes in the fair value-based measurement of stock awards could materially impact the Company’s operating results.

The fair values of stock option awards made to nonemployees are remeasured at each reporting period using the Black-Scholes option pricing model. Compensation expense for these stock option awards is determined by applying the remeasured fair values to the shares that have vested during a period.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the assumptions noted in the following table.  The weighted average assumptions used to estimate the fair value of options granted to employees were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Risk-free interest rate	2.01%	1.45%	2.13%	1.58%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	46.6%	53.2%	46.6%	52.8%
Expected term (in years)	6.09	5.78	6.09	6.05

The fair value of RSU awards made to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date.

Note 7.  Income Taxes

The provision for income taxes is determined using an estimated annual effective tax rate which is generally lower than the U.S. federal statutory rate primarily due to the utilization of net operating loss carryforwards, the benefit of which had not previously been recognized due to the Company’s full valuation allowance.  The annual effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the annual effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets.  For the three and six month periods ended June 30, 2017, the Company recorded a provision for income taxes of $22,000 and $77,000, respectively which was primarily comprised of federal alternative minimum tax and state income taxes. The Company recorded no provision for income taxes in the three and six month periods ended June 30, 2016.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities along with net operating loss and tax credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount it believes is more likely than not to be realized.  When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made.  For each of the three and six month periods ended June 30, 2017 and 2016, the Company had established a valuation allowance for all deferred tax assets.

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

The Company leases two adjacent facilities located in San Clemente, California, both of which are subject to leases that expire on December 31, 2021. The agreements each contain an option to extend the leases for up to two additional three-year periods at market rates. The total square footage of both facilities equals approximately 77,000. The lease landlord agreed to provide the Company with a tenant improvement allowance after January 1, 2017 in the amount of the cost of any leasehold improvements, not to exceed approximately $264,000 upon the Company providing the necessary documentation evidencing the costs of the allowable leasehold improvements.

The Company’s foreign subsidiaries lease office space totaling less than 3,000 square feet.

The Company recorded deferred rent of $253,000 and $219,000 as of June 30, 2017 and December 31, 2016, respectively, in conjunction with its facilities lease agreements. For each of the three month periods ended June 30, 2017 and 2016, rent expense was $0.3 million and for the six month periods ended June 30, 2017 and 2016, rent expense was $0.6 million and $0.5 million, respectively.

Future minimum payments under the aforementioned non-cancelable operating leases for each of the five succeeding years are as follows (in thousands):

Remainder of 2017	$799
2018	1,443
2019	1,294
2020	1,231
2021	1,246
Thereafter	-
$6,013

Purchase Commitments

The Company is a party to various purchase arrangements related to components used in production and research and development activities. As of June 30, 2017 and December 31, 2016, the Company had non-cancelable, firm purchase commitments with certain vendors totaling approximately $0.6 million and $3.7 million, respectively, due within one year. There are no material purchase commitments due beyond one year.

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the UC Agreement) with the Regents of the University of California (the University) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the University a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the UC Agreement, Glaukos agreed to pay to the University a low single-digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $0.5 million. This ongoing product payment terminates on the date that the last of the Patent Rights expires, which is currently expected to be in 2022. For the three month periods ended June 30, 2017 and 2016, the Company recorded approximately $1.0 million and $0.7 million, respectively, in cost of sales in connection with this product payment obligation and approximately $1.9 million and $1.3 million, respectively, in cost of sales in connection with this product payment obligation for the six month periods ended June 30, 2017 and 2016.

Executive Deferred Compensation Plan

       Effective April 1, 2017, the Company established a deferred compensation plan (the Deferred Compensation Plan) for eligible senior level employees. The plan is designed to permit eligible employees to make elective deferrals of compensation to which he or she will become entitled in the future. The Company also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of company-owned life insurance policies (COLIs).  The fair value of the Deferred Compensation Plan liability, included in other liabilities on the condensed consolidated balance sheets, was approximately $0.2 million and zero as of June 30, 2017 and December 31, 2016, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the condensed consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $0.2 million and zero as of June 30, 2017 and December 31, 2016, respectively.

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

	Three months ended		Six months ended
	June 30,		June 30,
Geographic Net Sales Information (in thousands)	2017	2016	2017	2016
United States	$37,075	$26,299	$68,952	$47,841
International	4,210	2,257	8,240	3,807
Total net sales	$41,285	$28,556	$77,192	$51,648

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

We are developing four primary pipeline product platforms: the iStent Inject, the iStent Supra,  iDose and the IOP Sensor System. The iStent Inject includes two stents pre‑loaded in an auto‑injection inserter. We are developing two versions of this product: the first is currently being studied for lowering intraocular pressure in conjunction with cataract surgery in a U.S. investigational device exemption (IDE) pivotal trial; and the second is currently being studied in an initial U.S. IDE study as a standalone treatment for lowering intraocular pressure. The iStent Supra is designed to access an alternative drainage space within the eye and is now in a U.S. pivotal IDE trial. iDose is a drug delivery system that is designed to be implanted in the eye to continuously deliver therapeutic levels of medication for extended periods of time to lower intraocular pressure in glaucoma patients. A U.S. investigational new drug (IND) Phase II study of our Travoprost Intraocular Implant using the iDose delivery system is currently underway.  On April 12, 2017, we purchased from DOSE Medical Corporation (DOSE) its intraocular pressure (IOP) sensor system, including all patents, license rights and tangible assets, and to assume certain liabilities related thereto (collectively, the IOP Sensor System).

Prior to 2016, we had never been profitable and had incurred operating losses in each year since our inception. Our net sales increased to $41.3 million for the three months ended June 30, 2017 from $28.6 million for the three months ended June 30, 2016, and net sales increased to $77.2 million for the six months ended June 30, 2017 from $51.6 million for the six months ended June 30, 2016. We incurred net losses for the three and six month periods ended June 30, 2017 of $3.3 million and $2.4 million, respectively, and achieved net income for the three and six month periods ended June 30, 2016 of $2.3 million and $3.2 million, respectively.

The decrease in net income for each of the three and six month periods ended June 30, 2017 of $5.6 million from the comparable three and six month periods ended June 30, 2016 related primarily to our purchase of the IOP Sensor System from DOSE, which resulted in a $5.3 million charge to in-process research and development expense in

April 2017.  As of June 30, 2017 and December 31, 2016, we had an accumulated deficit of $194.5 million and $192.1 million, respectively.

We have made and expect to continue to make significant investments in our global sales force, marketing programs and clinical studies. FDA‑approved IDE studies and new product development programs in our industry are expensive, and we have incurred a significant increase in administrative costs since we began operating as a public company. Accordingly, although we achieved profitability in 2016 and the first quarter of 2017, we incurred a loss in the second quarter of 2017 and there can be no assurance that we will be profitable in future quarters.

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

Beginning in late 2013, cost of sales has included amortization of the $17.5 million intangible asset we recognized in connection with our royalty buyout agreement with GMP in November 2013. The amortization expense was $0.9 million in each of the three month periods ended June 30, 2017 and 2016, and was $1.8 million in each of the six month periods ended June 30, 2017 and 2016, and is estimated to be $3.5 million in 2017 and $3.0 million in 2018.

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

Under the Protecting Americans from Tax Hikes Act of 2015 (PATH Act), the 2.3% federal medical device excise tax on U.S. sales of medical devices manufactured by us has been suspended from January 1, 2016 to December 31, 2017, and, absent further legislative action, will be reinstated starting January 1, 2018.

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

We expect SG&A expenses to continue to grow as we increase our sales and marketing infrastructure globally and our clinical education and general administration infrastructure in the United States. We also expect other nonemployee‑related costs, including sales and marketing program activities for new products, outside services and accounting and general legal costs to increase as our overall operations grow. The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as on the timing of any new product launches. In addition, we have incurred increased SG&A expenses resulting from becoming a public company, which may further increase when we are no longer able to rely on certain “emerging growth company” exemptions we are afforded under the Jumpstart Our Business Startups Act (the JOBS Act), which we anticipate will occur as of the end of fiscal year 2017.

In-process research and development

Our in-process research and development (IPR&D) expenses consist of the cost associated with purchasing the IOP Sensor System from DOSE on April 12, 2017. The DOSE IOP Sensor System features a micro-invasive ocular implant that is designed to capture and store a glaucoma patient’s short-interval IOP measurements over extended periods of time, and transmit data to the patient’s physician in order to enhance treatment decisions. The wireless system, which is designed for ab-interno insertion, incorporates a rechargeable battery that may allow the sensor to function for multiple years. The IOP Sensor System was in the development-stage at the time of purchase.

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

Income taxes

The provision for income taxes is determined using an estimated annual effective tax rate which is generally lower than the U.S. federal statutory rate primarily due to the utilization of net operating loss carryforwards, the benefit of which had not previously been recognized due to a full valuation allowance.  The annual effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the annual effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the we conduct business, our expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets.

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2016

	Three Months Ended
	June 30,		% Increase
(in thousands)	2017	2016	(decrease)
Statements of operations data:
Net sales	$41,285	$28,556	45%
Cost of sales	5,522	4,359	27%
Gross profit	35,763	24,197	48%
Operating expenses:
Selling, general and administrative	24,675	15,120	63%
In-process research and development	5,320	-	NM
Research and development	9,633	6,955	39%
Total operating expenses	39,628	22,075	80%
(Loss) income from operations	(3,865)	2,122	NM
Total other income, net	586	210	179%
Provision for income taxes	22	-	NM
Net (loss) income	$(3,301)	$2,332	NM

Net sales

Net sales for the three months ended June 30, 2017 and 2016 were $41.3 million and $28.6 million, respectively, reflecting an increase of $12.7 million or 45%.  The increase in net sales resulted from unit volume increases worldwide, a price increase in U.S. ASCs related to an increase in Medicare reimbursement rates, and expansion of the Company’s direct sales operations into new international markets. Net sales in the United States represented $37.1 million and $26.3 million for the three months ended June 30, 2017 and 2016, respectively, increasing by 41% and accounting for 85% of the overall increase in worldwide net sales. International sales for the three months ended June 30, 2017 and 2016 were $4.2 million and $2.3 million, respectively, increasing by 87% and accounting for 15% of the Company’s worldwide net sales increase.  Net sales at our Australian and German subsidiaries accounted for the majority of the increase internationally.

Cost of sales

Cost of sales for the three months ended June 30, 2017 and 2016 were $5.5 million and $4.4 million, respectively, reflecting an increase of $1.1 million or 27%. Our gross margin was 87% and 85% for the three months ended June 30, 2017 and June 30, 2016, respectively.

Selling, general and administrative expenses

SG&A expenses for the three months ended June 30, 2017 and 2016 were $24.7 million and $15.1 million, respectively, reflecting an increase of $9.6 million or 63%. The increase in SG&A expenses was primarily the result of an increase of approximately $3.4 million in salary, stock-based compensation, travel and other costs associated with our increased number of domestic employees, and an increase in SG&A expenses incurred by our foreign subsidiaries of approximately $2.8 million.  Additionally, approximately $0.8 million of the increase resulted from increased marketing expenses for industry meetings and marketing materials, corporate insurance and utility costs.

In-process research and development expenses

IPR&D expenses for the three months ended June 30, 2017 and June 30, 2016 were $5.3 million and zero, respectively.  The increase resulted from the purchase of the IOP Sensor System from DOSE.

Research and development expenses

R&D expenses for the three months ended June 30, 2017 and 2016 were $9.6 million and $7.0 million, respectively, reflecting an increase of $2.6 million or 39%.  The increase in R&D expenses primarily resulted from the cost of additional personnel, primarily in our clinical affairs function, required to manage the increased number of clinical studies and associated investigational sites and study investigators.

Other income, net

We had other income, net for the three months ended June 30, 2017 and June 30, 2016 of $0.6 million and $0.2 million, respectively.  The increase in interest and other income reflects higher interest rates on a comparatively higher balance of short-term investments, and the recognition of greater unrealized foreign currency gains due to higher intercompany loan balances.

Provision for income taxes

Our effective tax rate for the second quarter of 2017 was (0.7%).    For the three months ended June 30, 2017, we recorded a provision for income taxes of $22,000, which was primarily comprised of federal alternative minimum tax and state income taxes. We recorded no provision for income taxes in the three months ended June 30, 2016.

Comparison of Six Months Ended June 30, 2017 and 2016

	Six Months Ended
	June 30,		% Increase
(dollars in thousands)	2017	2016	(decrease)
Statements of operations data:
Net sales	$77,192	$51,648	49%
Cost of sales	10,702	7,480	43%
Gross profit	66,490	44,168	51%
Operating expenses:
Selling, general and administrative	46,156	27,408	68%
In-process research and development	5,320	-	NM
Research and development	18,575	14,017	33%
Total operating expenses	70,051	41,425	69%
(Loss) income from operations	(3,561)	2,743	NM
Total other income, net	1,215	486	150%
Provision for income taxes	77	-	NM
Net (loss) income	$(2,423)	$3,229	NM

Net sales

Net sales for the six months ended June 30, 2017 and 2016 were $77.2 million and $51.6 million, respectively, reflecting an increase of $25.6 million or 49%.  The increase in net sales resulted from unit volume increases worldwide, a price increase in U.S. ASCs related to an increase in Medicare reimbursement rates, and expansion of the Company’s direct sales operations into new international markets. Net sales in the United States represented $69.0 million and $47.8 million for the six months ended June 30, 2017 and 2016, respectively, increasing by 44% and accounting for 83%

of the overall increase in worldwide net sales. International sales for the six months ended June 30, 2017 and 2016 were $8.2 million and $3.8 million, respectively, increasing by 116% and accounting for 17% of the Company’s worldwide net sales increase.  Net sales at our Australian and German subsidiaries accounted for the majority of the increase internationally.

Cost of sales

Cost of sales for the six months ended June 30, 2017 and 2016 were $10.7 million and $7.5 million, respectively, reflecting an increase of $3.2 million or 43%. Our gross margins were 86% for the six months ended June 30, 2017 and June 30, 2016.

Selling, general and administrative expenses

SG&A expenses for the six months ended June 30, 2017 and 2016 were $46.2 million and $27.4 million, respectively, reflecting an increase of $18.8 million or 68%. The increase in SG&A expenses was primarily the result of an increase of approximately $7.4 million in salary, stock-based compensation, travel and other costs associated with our increased number of domestic employees, an increase in legal fees of approximately $1.5 million, and an increase in SG&A expenses incurred by our foreign subsidiaries of approximately $4.6 million.  Additionally, approximately $1.5 million of the increase resulted from increased marketing expenses for industry meetings and marketing materials, corporate insurance, facilities rent and utility costs.

In-process research and development expenses

IPR&D expenses for the six months ended June 30, 2017 and June 30, 2016 were $5.3 million and zero, respectively.  The increase resulted from the purchase of the IOP Sensor System from DOSE.

Research and development expenses

R&D expenses for the six months ended June 30, 2017 and 2016 were $18.6 million and $14.0 million, respectively, reflecting an increase of $4.6 million or 33%. The increase in R&D expenses primarily resulted from the cost of additional personnel, primarily in our clinical affairs function, required to manage the increased number of clinical studies and associated investigational sites and study investigators.

Other income, net

We had other income, net for the six months ended June 30, 2017 and June 30, 2016 of $1.2 million and $0.5 million, respectively.  The increase in interest and other income reflects higher interest rates on a comparatively higher balance of short-term investments, and the recognition of greater unrealized foreign currency gains due to higher intercompany loan balances.

Provision for income taxes

Our effective tax rate for the first six months of 2017 was (3.3%).    For the six months ended June 30, 2017, we recorded a provision for income taxes of $77,000, which was primarily comprised of federal alternative minimum tax and state income taxes. We recorded no provision for income taxes in the six months ended June 30, 2016.

Liquidity and Capital Resources

From our inception through 2015, we incurred losses and negative cash flow from our operations. For the twelve months ended December 31, 2016, we generated net income.  For the six months ended June 30, 2017, we incurred a $2.4 million net loss but generated $6.6 million of cash from operations. As of June 30, 2017, we had an accumulated deficit of approximately $194.5 million. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering (IPO), issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities and cash generated from net sales.  We have made and expect to continue to make significant investments in our global sales force, marketing programs and clinical studies. FDA‑approved IDE studies and new product development programs in our industry are expensive, and we have incurred a significant increase in administrative costs since we began operating as a public company in 2015. Accordingly, although we achieved profitability in 2016 and for the three months ended March 31, 2017, and have generated cash from operations, there can be no assurance that we will continue to be profitable or continue to generate cash from operations.

At June 30, 2017, we had $103.8 million in cash, cash equivalents and short-term investments. We plan to fund our operations and capital funding needs using existing cash and investments and cash generated from commercial operations, and we may seek to obtain additional financing in the future through debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all. We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and cash generated from sales of our iStent products will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date our financial statements for the three and six months ended June 30, 2017 are made publicly available.

Cash Flows

Our historical cash outflows have primarily been associated with cash used for operating activities such as the purchase of and growth in inventory; expansion of our sales, marketing and R&D activities and other working capital needs; the acquisition of intellectual property; and expenditures related to equipment and improvements used to increase our manufacturing capacity, to improve our manufacturing efficiency and for overall facility expansion. For the three and six months ended June 30, 2017 we have generated cash from operations.

The following table is a condensed summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(in millions)	2017	2016
Net cash provided by (used in):
Operating activities	$6.6	$5.1
Investing activities	(3.3)	(13.1)
Financing activities	3.8	(1.2)
Exchange rate changes	(0.2)	-
Net increase (decrease) in cash and cash equivalents	$6.9	$(9.2)

At June 30, 2017, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the six months ended June 30, 2017 and 2016, our operating activities provided $6.6 million and $5.1 million, respectively.

For the six months ended June 30, 2017, the total net change in operating assets and liabilities reflected cash usage of $1.1 million due primarily to increases in accounts receivable and inventory of approximately $3.7 million and an increase in accounts payable and accrued liabilities of $2.1 million, partially offset by a net decrease in prepaid expenses and other current assets of $0.7 million.  More than offsetting this amount were all non-cash adjustments to reconcile net (loss) income to net cash provided by operating activities totaling $10.1 million, primarily consisting of stock-based compensation expense of $7.9 million and depreciation and amortization of $2.4 million.

For the six months ended June 30, 2016, the total net change in operating assets and liabilities reflected cash usage of $3.7 million due to increases in accounts receivable and inventory, partially offset by an increase in accounts payable.  All other adjustments to reconcile net income to net cash provided by operating activities totaled $5.6 million, primarily consisting of stock-based compensation expense of $3.5 million and depreciation and amortization of $2.3 million.

Investing Activities

In the six months ended June 30, 2017 and 2016, our investing activities used $3.3 million and $13.1 million of cash, respectively.

For the six months ended June 30, 2017, we used cash of approximately $45.8 million for purchases of short-term investments and we received cash of approximately $44.6 million from sales and maturities of short-term investments, for a combined net cash usage of $1.2 million related to short-term investments.

For the six months ended June 30, 2016, we used $35.8 million for purchases of short-term investments and we received cash of approximately $24.0 million from sales and maturities of short-term investments, for a combined net cash usage of $11.8 million.

Additionally, in the six months ended June 30, 2017 and 2016, we used approximately $2.1 million and $1.2 million, respectively, for purchases of property and equipment.

Financing Activities

In the six months ended June 30, 2017, finance activities provided $3.8 million in cash comprised of proceeds from the exercise of stock options of $2.8 million and share purchases under the Employee Stock Purchase Plan of approximately $1.0 million.

In the six months ended June 30, 2016, we used cash of $1.2 million in financing activities comprised of note payments totaling approximately $4.4 million, offset by cash receipts from stock option of $2.4 million, share purchases under the Employee Stock Purchase Program of $0.8 million and warrant exercises totaling $50,000.

Commitments

As of June 30, 2017, the Company had material commitments for capital expenditures of approximately $0.6 million.

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

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” included in our Annual Report on Form 10‑K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies and estimates as disclosed therein.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our second fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Neither we nor any of our subsidiaries is a party to, and none of their respective property is the subject of, any material legal proceeding, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.

Item 1A.  Risk Factors

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, which was filed with the SEC on May 4, 2017. Other than the deletion of a risk factor regarding our status as an emerging growth company, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Quarterly Report on Form 10-Q.

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

Risks Related to Our Business

While we were profitable in the most recently completed fiscal year and prior quarter, we have incurred significant losses since inception and there can be no guarantee that we will be able to sustain profitability.

While we were profitable in our most recently completed fiscal year and prior quarter ended March 31, 2017, since the Company’s inception in July 1998, we have incurred significant operating losses. For the six month period ended June 30, 2017, we incurred a net loss of approximately $2.4 million and for the fiscal year ended December 31, 2016 we had net income of $4.5 million. As of June 30, 2017, we had an accumulated deficit of approximately $194.5 million. Losses have resulted principally from costs incurred in our clinical trial, research and development programs and from our general and administrative expenses. The net loss for the three and six month periods ended June 30, 2017 were primarily attributable to our purchase of certain IOP sensor system assets from DOSE Medical Corporation, which resulted in a $5.3 million charge to research and development expense in April 2017.  To date, we have financed our operations primarily through the sale of equity securities, debt financing, and cash generated from net sales. We have devoted substantially all of our resources to the research and development of our products, the commercial launch of the iStent, the development of our proprietary sales network, and the assembly of a management team to build our business.

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

Our primary sales‑generating commercial product is the iStent, which we began selling in the United States in the third quarter of 2012. We rely heavily upon sales in the United States, which comprised 89% and 93% of our net sales for the six month periods ended June 30, 2017 and 2016, respectively. We expect to continue to derive a significant portion of our net sales from sales of the iStent in the United States, even if we are successful in continuing to commercialize our iStent products outside the United States, or receive necessary approvals to commercialize the iStent

Inject, iStent Supra,  iDose and the IOP Sensor System.  Accordingly, our ability to generate net sales is highly dependent on our ability to market and sell the iStent.

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

In September 2016, we relocated our corporate headquarters and our manufacturing operations to an approximately 37,700 square foot facility located in San Clemente, California pursuant to a lease that expires on December 31, 2021. This new location serves as our sole manufacturing location where we manufacture, inspect, package, release and ship nearly all of our final products pursuant to numerous U.S. and foreign regulatory approvals. If this facility suffers a crippling event, or a force majeure event, this could materially impact our ability to operate. If we are unable to continue to expand our manufacturing facility in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter operational interruptions, delays or additional costs in achieving our research, development and commercialization objectives, including in obtaining regulatory approvals of our product candidates and meeting customer demand, which could materially damage our business and financial position. Our move to our new corporate headquarters and further planned expansion could also result in a higher cost structure that could reduce our gross margin and negatively affect our operating results.

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

We have been and may continue to be required to make significant “last time” purchases of components that are being discontinued by the supplier to ensure supply continuity. In addition, given our limited experience with certain suppliers, it may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and regulatory requirements, we cannot quickly engage additional or replacement suppliers for some of our critical components. Even if we are able to identify and qualify a suitable second source to replace one of our key suppliers, if necessary, that replacement supplier would not have access to our previous supplier’s proprietary processes and would therefore be required to develop its own, which could result in further delay.

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

We currently operate primarily at a facility in a single location and any crippling accident, natural disaster or other force majeure event or disruption at this facility could materially affect our ability to operate and produce saleable products and could shut down our manufacturing capacity for an extended period.

Our principal office and manufacturing facility was recently relocated to San Clemente, California, adjacent to U.S. Marine Corps Base Camp Pendleton and wilderness area susceptible to brushfires.  Thus, substantially all of our operations are conducted primarily at a single location, including our manufacturing processes, research and development activities, customer and technical support, and management and administrative functions. In addition, substantially all of our inventory of component supplies and finished goods will be held at a single location. Despite our efforts to safeguard this facility, including acquiring insurance, adopting environmental health and safety protocols and utilizing off‑site storage of computer data, vandalism, terrorism or a natural or other disaster, such as an earthquake, fire or flood, could damage or destroy our manufacturing equipment or our inventory of component supplies or finished goods, cause substantial delays in our operations, result in the loss of key information, and cause us to incur additional expenses, including relocation expenses. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.

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

We also compete with the use of medication therapy for treating glaucoma and with manufacturers of medical devices used in surgical therapy procedures for treating glaucoma, including Alcon, Inc., Johnson & Johnson (through its acquisition of Abbott Medical Optics Inc.), Allergan plc, STAAR Surgical Company, Lumenis Ltd., NeoMedix,Inc. and Ellex Medical Lasers Limited. Alcon, Inc. and Johnson & Johnson (through its acquisition of Abbott Medical Optics Inc.) are the leading manufacturers of aqueous shunts, and Alcon, Inc. also markets the EX‑PRESS Glaucoma Filtration Device. Lumenis Ltd. is a leading manufacturer of selective laser trabeculoplasty equipment. Neomedix, Inc. markets an electrosurgical device, and Ellex Medical Lasers Limited markets a canaloplasty device that some physicians employ to lower intraocular pressure in glaucoma.

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

We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and cash generated from sales of our iStent products will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date our consolidated financial statements for the three and six months ended June 30, 2017 are made publicly available.  However, our future funding requirements will depend on many factors, including:

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

•	serious and unexpected adverse effects experienced by participants in our clinical trials;
•	the data from our pre‑clinical studies and clinical trials may be insufficient to support clearance or approval, where required;
•	our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;

•	the manufacturing process or facilities we use may not meet applicable requirements; and
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

The medical device excise tax moratorium imposed by the PATH Act for 2016 and 2017 favorably impacted our gross profit margin in 2016 and will continue to do so in 2017. However, this impact will not continue in 2018 when the tax is automatically reinstated, absent further legislation, as the iStent was subject to this excise tax prior to the moratorium and the other products in our pipeline potentially will be subject to this tax. There are no assurances that our business will not be materially adversely affected by the current, or possible future additional tax, provisions implemented under healthcare reform or appropriate legislation. It is also possible that legislation will be introduced and passed by the Republican-controlled Congress repealing the PPACA in whole or in part and signed into law by President Trump. Because of the continued uncertainty about the likelihood or extent of a potential repeal of that legislation, we cannot quantify or predict with any certainty the likely impact of a repeal of PPACA on our business model, prospects, financial condition or results of operations.

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

In addition, we may estimate and publicly announce the anticipated timing of the accomplishment of various clinical, regulatory and other product development goals, which are often referred to as milestones. These milestones could include the right to affix the CE Mark in the European Union; the submission to the FDA of an IDE application, or an IND application, to commence a clinical trial for a new product candidate; the enrollment of patients in clinical trials; the release of data from clinical trials; and other clinical and regulatory events. The actual timing of these milestones could vary dramatically compared to our estimates, in some cases for reasons beyond our control. We cannot assure you that we will meet our projected milestones and if we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.

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

The Sarbanes‑Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404(a) of the Sarbanes‑Oxley Act requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. We anticipate that we will no longer be an “emerging growth company” as of the end of fiscal year 2017, and consequently, Section 404(b) of the Sarbanes‑Oxley Act will require our independent registered public accounting firm to annually attest to the effectiveness of our internal control over financial reporting commencing with the year ending December 31, 2017.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits.

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1*	IOP System Purchase Agreement, dated as of April 12, 2017, by and between Glaukos Corporate and DOSE Medical Corporation	8-K	1-37463	2.1	4/12/2017
3.1	Restated Certificate of Incorporation of the Registrant	8-K	1-37463	3.1	06/30/2015
3.2	Amended and Restated Bylaws of the Registrant	8-K	1-37463	3.2	06/30/2015
10.1+	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 2015 Omnibus Incentive Compensation Plan
10.2+	Joseph E. Gilliam Executive Severance and Change in Control Agreement dated May 5, 2017	8-K	1-37463	10.1	5/5/2017
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

+ Indicates a management contract or compensatory plan or arrangement.

* Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b).  The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on August 7, 2017.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chief Executive Officer and President

By:	/s/ JOSEPH E. GILLIAM
Joseph E. Gilliam
Chief Financial Officer and Sr. Vice President, Corporate Development (Principal Accounting and Financial Officer)