Form 10-Q
period 2017-09-30
GLAUKOS Corp
filed 2017-11-08
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 6, 2017 there were 34,565,353 shares of the registrant’s Common Stock outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2017

We use Glaukos, our logo, iStent,  iStent Inject,  iStent Infinite,  iStent Supra,  iPrism,  iDose,  MIGS and other marks as trademarks. This report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

References throughout this document to “we,” “us,” “our,” or “Glaukos” refer to Glaukos Corporation and its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,318	$6,494
Short-term investments	89,494	89,268
Accounts receivable, net	16,948	14,305
Inventory, net	8,966	6,844
Prepaid expenses and other current assets	2,495	3,032
Restricted cash	-	80
Total current assets	137,221	120,023
Property and equipment, net	10,535	7,593
Intangible assets, net	4,088	6,567
Deposits and other assets	767	188
Total assets	$152,611	$134,371

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,558	$2,967
Accrued liabilities	16,157	13,911
Deferred rent	92	60
Total current liabilities	19,807	16,938
Other liabilities	703	159
Total liabilities	20,510	17,097

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 34,582 and 33,971 shares issued and 34,554 and 33,943 shares outstanding at September 30, 2017 and December 31, 2016, respectively	35	34
Additional paid-in capital	325,701	308,815
Accumulated other comprehensive (loss) income	(314)	648
Accumulated deficit	(193,189)	(192,091)
Less treasury stock (28 shares as of September 30, 2017 and December 31, 2016)	(132)	(132)
Total stockholders' equity	132,101	117,274
Total liabilities and stockholders' equity	$152,611	$134,371

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$40,412	$29,577	$117,604	$81,225
Cost of sales	5,718	3,886	16,420	11,366
Gross profit	34,694	25,691	101,184	69,859
Operating expenses:
Selling, general and administrative	24,141	16,854	70,297	44,262
In-process research and development	-	-	5,320	-
Research and development	9,805	7,807	28,380	21,824
Total operating expenses	33,946	24,661	103,997	66,086
Income (loss) from operations	748	1,030	(2,813)	3,773
Other income, net:
Interest and other income	658	314	1,892	935
Interest and other expense, net	(28)	(45)	(47)	(223)
Change in fair value of stock warrant liability	-	-	-	43
Total other income, net	630	269	1,845	755
Income (loss) before taxes	1,378	1,299	(968)	4,528
Provision for income taxes	53	140	130	140
Net income (loss)	$1,325	$1,159	$(1,098)	$4,388
Basic net income (loss) per share	$0.04	$0.03	$(0.03)	$0.13
Diluted net income (loss) per share	$0.04	$0.03	$(0.03)	$0.12
Weighted average shares used to compute basic net income (loss) per share	34,472	33,116	34,314	32,691
Weighted average shares used to compute diluted net income (loss) per share	37,654	37,023	34,314	36,259

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$1,325	$1,159	$(1,098)	$4,388
Other comprehensive loss:
Foreign currency translation adjustments	(369)	81	(1,029)	(353)
Unrealized gain (loss) on short-term investments, net of tax	9	(175)	67	151
Other comprehensive loss	(360)	(94)	(962)	(202)
Total comprehensive income (loss)	$965	$1,065	$(2,060)	$4,186

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net (loss) income	$(1,098)	$4,388
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,941	3,410
Loss on disposal of fixed assets	5	-
Stock-based compensation	12,653	6,117
Unrealized foreign currency gains	(948)	(311)
Change in fair value of stock warrant liability	-	(43)
Amortization of premium on short-term investments	55	206
Deferred rent	577	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,483)	(4,170)
Inventory	(1,918)	(2,191)
Prepaid expenses and other current assets	568	(1,396)
Restricted cash	80	-
Accounts payable and accrued liabilities	2,774	2,996
Other assets	(577)	26
Net cash provided by operating activities	13,629	9,031
Investing activities
Purchases of short-term investments	(71,437)	(60,724)
Proceeds from sales and maturities of short-term investments	71,190	41,702
Purchases of property and equipment	(4,453)	(4,236)
Net cash used in investing activities	(4,700)	(23,258)
Financing activities
Proceeds from exercise of stock options	3,266	3,749
Proceeds from exercise of stock warrants	-	50
Payments of secured notes	-	(6,656)
Share purchases under Employee Stock Purchase Plan	968	793
Net cash provided by (used in) financing activities	4,234	(2,064)
Effect of exchange rate changes on cash and cash equivalents	(339)	(293)
Net increase (decrease) in cash and cash equivalents	12,824	(16,584)
Cash and cash equivalents at beginning of period	6,494	21,572
Cash and cash equivalents at end of period	$19,318	$4,988
Supplemental disclosures of cash flow information
Interest paid	$-	$253
Taxes paid	$64	$64
Supplemental schedule of noncash investing and financing activities
Reduction of liability upon vesting of stock options previously exercised for unvested stock	$4	$54

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

The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements.  As permitted under those rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted.  In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial information, contained herein.  The condensed consolidated balance sheet at December 31, 2016 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements.  These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2016, which are contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 15, 2017. The results for the period ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period.

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

Note 2.  Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2017, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 15, 2017.

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

Foreign currency translation

The accompanying condensed consolidated financial statements are presented in U.S. dollars. The Company considers the local currency to be the functional currency for its international subsidiaries. Accordingly, their assets and liabilities are translated into U.S. dollars using the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing throughout the periods presented. Currency translation adjustments arising from period to period are charged or credited to accumulated other comprehensive income in stockholders’ equity. For the three month periods ended September 30, 2017 and 2016, the Company reported foreign currency translation losses of approximately $0.4 million and gains of approximately $0.1 million, respectively.  For the nine month periods ended September 30, 2017 and 2016, the Company reported foreign currency translation losses of approximately $1.0 million and $0.4 million, respectively.

Realized gains and losses resulting from foreign currency transactions are included in selling, general and administrative expense in the condensed consolidated statements of operations. For the three month periods ended September 30, 2017 and 2016, the Company reported foreign currency transaction gains of $33,000 and $51,000,  respectively.  For the nine month periods ended September 30, 2017 and 2016, the Company reported foreign currency transaction gains of $145,000 and $73,000, respectively.

Unrealized gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, primarily gains and losses on intercompany loans, are included in the condensed consolidated statements of operations as a component of other income, net. For the three month periods ended September 30, 2017 and 2016, the Company reported net foreign currency transaction gains of $0.3 million and $0.1 million, respectively.  For the nine month periods ended September 30, 2017 and 2016, the Company reported net foreign currency transaction gains of $0.9 million and $0.3 million, respectively.

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

The Company’s entire investment portfolio, except for restricted cash, is considered to be available for use in current operations and, accordingly, all such investments are stated at fair value using quoted market prices and classified as current assets, although the stated maturity of individual investments may be one year or more beyond the balance sheet date. The Company did not have any trading securities or restricted investments at September 30, 2017 or December 31, 2016.

Realized gains and losses and declines in value, if any, judged to be other-than-temporary on available-for-sale securities are reported in other income, net. When securities are sold, any associated unrealized gain or loss previously reported as a separate component of stockholders’ equity is reclassified out of stockholders’ equity and recorded in the statements of operations in the period sold using the specific identification method. Accrued interest and dividends are included in other income, net. The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair value below the cost basis, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

At each financial reporting date, the Company accrues the estimated costs of clinical study activities performed by third party clinical sites with whom the Company has agreements that provide for fees based upon the quantities of subjects enrolled and clinical evaluation visits that occur over the life of the study. The cost estimates are determined based upon a review of the agreements and data collected by internal and external clinical personnel as to the status of enrollment and subject visits, and are based upon the facts and circumstances known to the Company at each financial reporting date. If the actual performance of activities varies from the assumptions used in the cost estimates, the accruals are adjusted accordingly. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities for the three months ended September 30, 2017.

Net income (loss) per share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. For periods when the Company realizes net income, diluted net income per share is calculated by dividing the net income by the weighted average number of common shares plus the sum of the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method. Common stock equivalents are comprised of stock warrants and stock options outstanding under the Company’s stock option plans. In quarters when the Company realizes a net loss, no common stock equivalents are included in the calculation of weighted average number of dilutive common stock equivalents as the effect of applying the treasury stock method is considered anti-dilutive.

The Company’s computation of net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) - basic	$1,325	$1,159	$(1,098)	$4,388
Denominator:
Weighted average number of common shares outstanding - basic	34,472	33,116	34,314	32,691
Common stock equivalents from outstanding common stock options	3,177	3,886	-	3,555
Common stock equivalents for ESPP	5	21	-	12
Common stock equivalents from outstanding common stock warrants	-	-	-	1
Weighted average number of common shares outstanding - diluted	37,654	37,023	34,314	36,259

Basic net income (loss) per share	$0.04	$0.03	$(0.03)	$0.13

Diluted net income (loss) per share	$0.04	$0.03	$(0.03)	$0.12

Potentially dilutive securities not included in the calculation of diluted net (loss) income per share because to do so would be anti-dilutive were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock options outstanding	2,296	631	5,649	2,131
ESPP	-	-	8	70
	2,296	631	5,657	2,201

Recently adopted accounting pronouncements

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

Recently issued accounting pronouncements not yet adopted

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASC 2016-18), which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows. ASU 2016-18 will be effective for the Company starting in the first quarter of 2018.  Currently, the Company's restricted cash balance is not significant and the Company does not expect the adoption of the guidance will have a material impact on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), clarifying the definition of a business. The amendments are intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. When substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. This introduces an initial required screening that, if met, eliminates the need for further assessment. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. To be a business without outputs, there will need to be an organized workforce. The ASU also narrows the definition of the term “outputs” to be consistent with how it is described in ASC 606, Revenue Recognition - Revenue from Contracts with Customers.  The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods with early adoption permitted. The Company does not expect the adoption of the guidance will have a material impact on its condensed consolidated financial statements.

Note 3.  Balance Sheet Details

Short-term investments

Short-term investments consisted of the following (in thousands):

	At September 30, 2017
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government bonds	less than 2	$1,800	$-	$(12)	$1,788
U.S. government agency bonds	less than 3	3,698	-	(11)	3,687
Bank certificates of deposit	less than 1	7,498	5	-	7,503
Commercial paper	less than 1	9,174	2	-	9,176
Corporate notes	less than 3	53,419	29	(29)	53,419
Asset-backed securities	less than 3	13,933	1	(13)	13,921
		$89,522	$37	$(65)	$89,494

	At December 31, 2016
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	1-3	$9,535	$2	$(22)	$9,515
Bank certificates of deposit	less than 2	11,101	13	(1)	11,113
Commercial paper	less than 1	17,011	1	(2)	17,010
Corporate notes	less than 3	45,178	7	(61)	45,124
Asset-backed securities	less than 2	6,503	3	—	6,506
		$89,328	$26	$(86)	$89,268

Accounts receivable, net

Accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accounts receivable	$17,568	$14,800
Less allowance for doubtful accounts	(620)	(495)
	$16,948	$14,305

Inventory, net

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Finished goods	$3,518	$2,014
Work in process	2,459	2,105
Raw material	2,989	2,725
	$8,966	$6,844

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued contract payments (see Note 8)	$1,000	$823
Accrued sales commissions	2,065	1,641
Accrued clinical study payments	643	1,167
Accrued bonuses	4,565	6,122
Accrued vacation benefits	2,033	1,382
Accrued Employee Stock Purchase Plan deductions	865	4
Other accrued liabilities	4,986	2,772
	$16,157	$13,911

Note 4.  Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands). The Company did not have any financial liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

		At September 30, 2017
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$1,727	$1,727	$-	$-
U.S. government agency bonds (ii)	3,687	-	3,687	-
U.S. government bonds (ii)	1,788	-	1,788	-
Bank certificates of deposit (ii)	7,503	-	7,503	-
Commercial paper (ii)	9,176	-	9,176	-
Corporate notes (ii)	53,419	-	53,419	-
Asset-backed securities (ii)	13,921	-	13,921	-
	$91,221	$1,727	$89,494	$-

		At December 31, 2016
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$80	$80	$-	$-
U.S. government agency bonds (ii)	9,515	-	9,515	-
Bank certificates of deposit (ii)	11,113	-	11,113	-
Commercial paper (ii)	17,010	-	17,010	-
Corporate notes (ii)	45,124	-	45,124	-
Asset-backed securities (ii)	6,506	-	6,506	-
	$89,348	$80	$89,268	$-
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.

Money market funds and currency are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

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

In November 2013, the Company entered into an amended agreement with GMP in which remaining royalties payable to GMP (the Buyout Agreement) were canceled in exchange for the issuance of $17.5 million in promissory notes payable to GMP and a party related to GMP. The Company concluded that the $17.5 million transaction represented the purchase of an intangible asset. The Company estimated a useful life of five years over which the intangible asset is being amortized to cost of sales in the accompanying statements of operations, which amortization period was determined after consideration of the projected outgoing royalty payment stream had the Buyout Agreement not occurred, and the remaining life of the patents obtained in the Original GMP Agreement. After determining that the pattern of future cash flows associated with this intangible asset could not be reliably estimated with a high level of precision, the Company concluded that the intangible asset will be amortized on a straight‑line basis over the estimated useful life. For each of the three month periods ended September 30, 2017 and 2016, the Company recorded amortization expense of $0.9 million and for each of the nine month periods ended September 30, 2017 and 2016, the Company recorded amortization expense of $2.6 million related to this intangible asset in cost of sales.

Other intangible assets

In 2015, the Company entered into agreements with two international distributors pursuant to which their distribution rights with the Company were terminated effective as of December 31, 2015.  In 2016 and 2017, the Company entered into agreements with two additional international distributors pursuant to which their distribution rights with the Company were terminated effective as of January 1, 2017 and March 31, 2017, respectively.  As part of the agreements, the distributors agreed to provide certain services to, and not compete with, the Company for one to two years in exchange for payments calculated based on single-digit percentages of the Company’s future revenues in those years in the respective countries that had comprised the distributors’ territories.  Management recorded the estimated fair value of the non-compete provisions as intangible assets.  As of September 30, 2017, the gross non-compete intangible assets totaled $0.5 million and are being amortized on a straight-line basis to selling, general and administrative expense over the one to two year periods. For the three month periods ended September 30, 2017 and 2016, the Company recorded amortization expense related to the non-compete provisions of approximately $66,000 and $23,000, respectively, and for the nine month periods ended September 30, 2017 and 2016, the Company recorded amortization expense related to the non-compete provisions of approximately $194,000 and $69,000, respectively.

The following reflects the composition of intangible assets, net (in thousands):

	September 30,	December 31,
	2017	2016
GMP royalty buyout	$17,500	$17,500
Non-compete agreements	524	243
	18,024	17,743
Accumulated amortization	(13,936)	(11,176)
Total	$4,088	$6,567
Weighted average amortization period (in months)	60	60

Estimated amortization expense will be $3.8 million in 2017 and $3.1 million in 2018 related to the above mentioned intangible assets.

Note 6.  Stock-Based Compensation

The Company has four stock-based compensation plans (collectively, the Stock Plans)—the 2001 Stock Option Plan (the 2001 Stock Plan), the 2011 Stock Plan (the 2011 Stock Plan), the 2015 Omnibus Incentive Compensation Plan (the 2015 Stock Plan) and the 2015 Employee Stock Purchase Plan (the ESPP).  The 2015 Stock Plan permits grants of restricted stock units (RSUs).  The Company has historically granted stock options, but the Company began to award RSU grants to certain employees during the nine months ended September 30, 2017. RSU awards vest 25% on each of the first, second, third and fourth anniversaries of the grant date.

The following table summarizes stock option and restricted stock unit activity under the 2001 Stock Plan, 2011 Stock Plan and 2015 Stock Plan (in thousands):

Number of
Shares
Underlying
Options/
RSUs
Outstanding at December 31, 2016	5,911
Granted	1,886
Exercised	(573)
Canceled/forfeited/expired	(106)
Outstanding at September 30, 2017	7,118

Exercisable at September 30, 2017	3,530

The following table summarizes the allocation of stock-based compensation related to stock options and restricted stock units in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of sales	$164	$61	$435	$143
Selling, general and administrative	3,536	1,933	9,320	4,436
Research and development	1,017	657	2,898	1,538
Total	$4,717	$2,651	$12,653	$6,117

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the assumptions noted in the following table.  The weighted average assumptions used to estimate the fair value of options granted to employees were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017		2016		2017	2016
Risk-free interest rate	**	%	**	%	2.13%	1.58%
Expected dividend yield	**	%	**	%	0.0%	0.0%
Expected volatility	**	%	**	%	46.6%	52.8%
Expected term (in years)	**		**		6.09	6.05

**There were no stock options granted in the period.

The fair value of RSU awards made to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date.

Note 7.  Income Taxes

     The provision for income taxes is determined using an effective tax rate. For the nine months ended September 30, 2017, the Company’s estimated annual effective tax rate of 5.7% was lower than the U.S. federal statutory rate primarily due to the utilization of net operating loss carryforwards, the benefit of which had not previously been recognized due to the Company’s full valuation allowance. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the annual effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. For the three and nine month periods ended September 30, 2017, the Company recorded a provision for income taxes of $53,000 and $130,000, respectively, which were primarily comprised of federal alternative minimum tax and state income taxes. The Company recorded a provision for income taxes of $140,000 in both the three and nine month periods ended September 30, 2016.

     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities along with net operating loss and tax credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. For the periods ended September 30, 2017 and 2016, the Company had established a valuation allowance for all deferred tax assets.

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

Operating leases

The Company leases its main headquarters and manufacturing facility and facilities for some of its foreign subsidiaries.  Certain of the Company’s leases contain renewal options, rent escalation clauses, and/or landlord incentives.  Rent expense for noncancelable operating leases with scheduled rent increases and/or landlord incentives is recognized on a straight-line basis over the lease term beginning with the lease commencement date, or the date the Company takes control of the leased space, whichever is sooner.  The excess of straight-line rent expense over scheduled payment amounts and landlord incentives is recorded as a deferred rent liability.

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

The Company’s remaining U.S.-based and foreign subsidiaries’ leased office space totals less than 14,000 square feet.

The Company recorded deferred rent of $0.3 million and $0.2 million as of September 30, 2017 and December 31, 2016, respectively, in conjunction with its facilities lease agreements. For the three month periods ended September 30, 2017 and 2016, rent expense was $0.4 million and $0.3 million, respectively, and for the nine month periods ended September 30, 2017 and 2016, rent expense was $1.1 million and $0.8 million, respectively.

Future minimum payments under the aforementioned non-cancelable operating leases for each of the five succeeding years are as follows (in thousands):

Remainder of 2017	$392
2018	1,458
2019	1,294
2020	1,231
2021	1,246
Thereafter	-
$5,621

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the UC Agreement) with the Regents of the University of California (the University) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the University a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the UC Agreement, Glaukos agreed to pay to the University a low single-digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $0.5 million. This ongoing product payment terminates on the date that the last of the Patent Rights expires, which is currently expected to be in 2022. For the three month periods ended September 30, 2017 and 2016, the Company recorded approximately $1.0 million and $0.7 million, respectively, in cost of sales in connection with this product payment obligation and approximately $2.9 million and $2.0 million, respectively, in cost of sales in connection with this product payment obligation for the nine month periods ended September 30, 2017 and 2016.

Executive Deferred Compensation Plan

       Effective April 1, 2017, the Company established a deferred compensation plan (the Deferred Compensation Plan) for eligible senior level employees. The plan is designed to permit eligible employees to make elective deferrals of compensation to which he or she will become entitled in the future. The Company also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of company-owned life insurance policies (COLIs).  The fair value of the Deferred Compensation Plan liability, included in other liabilities on the condensed consolidated balance sheets, was approximately $0.4 million as of September 30, 2017 and the cash surrender value of the COLIs, included in deposits and other assets on the condensed consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $0.4 million of September 30, 2017.

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

	Three months ended		Nine months ended
	September 30,		September 30,
Geographic Net Sales Information (in thousands)	2017	2016	2017	2016
United States	$35,647	$26,935	$104,599	$74,776
International	4,765	2,642	13,005	6,449
Total net sales	$40,412	$29,577	$117,604	$81,225

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

We are developing six primary pipeline products: the iStent Inject, the iStent SA, the iStent Infinite, the iStent Supra, the iDose and the IOP Sensor System. The iStent Inject includes two stents pre-loaded in an auto-injection mechanism that is designed to allow an ophthalmic surgeon to inject stents into multiple locations of the trabecular meshwork through a single corneal incision.  The iStent Inject has been approved in the European Union, Australia, Brazil and Canada.  Glaukos completed enrollment in the U.S. investigational device exemption (IDE) pivotal clinical trial for the iStent Inject for use in conjunction with cataract surgery. Enrollment is also complete in the U.S. IDE initial clinical trial for iStent SA, a similar two-stent product intended for use as a standalone procedure. The iStent Infinite includes three stents pre-loaded in an auto-injection inserter that is designed for standalone use in refractory glaucoma patients. The Company has not yet submitted an application with the FDA to commence a U.S. IDE clinical trial for iStent Infinite. The iStent Supra is designed to access an alternative drainage space within the eye and is now in a U.S. pivotal IDE trial the enrollment of which is complete. iDose is a drug delivery system that is designed to be implanted in the eye to continuously deliver therapeutic levels of medication for extended periods of time to lower intraocular pressure (IOP) in glaucoma patients. The Company recently completed enrollment in a U.S. investigational new drug (IND) Phase II study of our Travoprost Intraocular Implant using the iDose delivery system.  On April 12, 2017, we purchased from DOSE Medical Corporation (DOSE) its IOP sensor system, including all patents, license rights and tangible assets, and assumed certain liabilities related thereto (collectively, the IOP Sensor System).

Prior to 2016, we had never been profitable and had incurred operating losses in each year since our inception. Our net sales increased to $40.4 million for the three months ended September 30, 2017 from $29.6 million for the three months ended September 30, 2016, and net sales increased to $117.6 million for the nine months ended September 30, 2017 from $81.2 million for the nine months ended September 30, 2016. We achieved net income for the three month periods ended September 30, 2017 and 2016 of $1.3 million and $1.2 million, respectively, and incurred a net loss of $1.1 million for the nine month period ended September 30, 2017, while we achieved net income of $4.4 million for the nine month period ended September 30, 2016.

The decrease in net income for the nine month period ended September 30, 2017 of $5.5 million from the comparable nine month period ended September 30, 2016 related primarily to our purchase of the IOP Sensor System from DOSE, which resulted in a $5.3 million charge to in-process research and development (IPR&D) expense in April 2017.  As of September 30, 2017 and December 31, 2016, we had an accumulated deficit of $193.2 million and $192.1 million, respectively.

We have made and expect to continue to make significant investments in our global sales force, marketing programs and clinical studies. FDA‑approved IDE studies and new product development programs in our industry are expensive, and we have incurred a significant increase in administrative costs since we began operating as a public company. Accordingly, although we achieved profitability in 2016, and the first and third quarters of 2017, we incurred a loss in the second quarter of 2017 and there can be no assurance that we will be profitable in future quarters.

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

We anticipate our net sales will increase as we expand our global sales and marketing infrastructure and continue to increase awareness of our products by expanding our sales base and increasing our marketing efforts. We also expect that our net sales within a fiscal year may be impacted seasonally and reflect seasonality patterns generally consistent with U.S. cataract procedure volumes, which are typically softer in the first quarter and stronger in the fourth quarter of a given year. Additionally, we expect our net sales in 2017 to continue to benefit from higher average selling prices to ambulatory surgery centers (ASCs) in the United States as a result of an increase in reimbursement payments from Medicare to ASCs for the iStent procedure effective January 1, 2017.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, the Australian Department of Health (ADOH) initiated a comprehensive review of its Medicare Benefits Schedule (MBS), a list of approximately 5,600 codes used to determine reimbursement.  As part of this review, reimbursement of the surgeon fee code for implantation of iStent devices was suspended effective May 1, 2017. Prior to suspension of the code, the Company filed an application with the ADOH to obtain a new code for reimbursement of the surgeon fee. Effective as of May 1, 2017, the ADOH issued an interim MBS code for the balance of 2017 which will provide for continued iStent device reimbursement in connection with cataract surgery while the application for the new surgeon fee code is pending.

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

Beginning in late 2013, cost of sales has included amortization of the $17.5 million intangible asset we recognized in connection with our royalty buyout agreement with GMP Vision Solutions, Inc. in November 2013. The amortization expense was $0.9 million in each of the three month periods ended September 30, 2017 and 2016, and was $2.6 million in each of the nine month periods ended September 30, 2017 and 2016, and is estimated to be $3.5 million in 2017 and $3.0 million in 2018.

Beginning in 2015, cost of sales includes a charge equal to a low single‑digit percentage of worldwide net sales of certain current and future products, including our iStent products, with a required minimum annual payment of $500,000, which amount became payable to the Regents of the University of California (University) in connection with our December 2014 agreement with the University (the UC Agreement) related to a group of the Company’s U.S. patents (the Patent Rights). This ongoing product payment obligation will terminate on the date the last of the Patent Rights expires, which is currently expected to be in 2022.

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

Selling, general and administrative

Our selling, general and administrative (SG&A) expenses primarily consist of personnel‑related expenses, including salaries, sales commissions, bonuses, fringe benefits and stock‑based compensation for our executive, financial, marketing, sales and administrative functions. Other significant SG&A expenses include marketing programs, advertising, conferences and congresses, and travel expenses, as well as the costs associated with obtaining and maintaining our patent portfolio, professional fees for accounting, auditing, consulting and legal services, travel and allocated overhead expenses.

We expect SG&A expenses to continue to grow as we increase our sales and marketing infrastructure globally and our clinical education and general administration infrastructure in the United States. We also expect other nonemployee‑related costs, including sales and marketing program activities for new products, outside services and accounting and general legal costs to increase as our overall operations grow. The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as on the timing of any new product launches and other potential business and operational actions. In addition, we have incurred increased SG&A expenses resulting from becoming a public company, which may further increase when we are no longer able to rely on certain “emerging growth company” exemptions we are afforded under the Jumpstart Our Business Startups Act (the JOBS Act), which will occur as of the end of fiscal year 2017.

In-process research and development

Our IPR&D expense consists of the cost associated with purchasing the IOP Sensor System from DOSE on April 12, 2017. The DOSE IOP Sensor System features a micro-invasive ocular implant that is designed to capture and store a glaucoma patient’s short-interval IOP measurements over extended periods of time, and transmit data to the patient’s physician in order to enhance treatment decisions. The wireless system, which is designed for ab-interno insertion, incorporates a rechargeable battery that may allow the sensor to function for multiple years. The IOP Sensor System was in the development-stage at the time of purchase.

Research and development

Our research and development (R&D) activities primarily consist of new product development projects, pre‑clinical studies, IDE studies, and other clinical trials. Our R&D expenses primarily consist of personnel‑related expenses, including salaries, fringe benefits and stock‑based compensation for our R&D employees; research materials; supplies and services; and the costs of conducting clinical studies, which include payments to investigational sites and investigators, clinical research organizations, consultants, and other outside technical services and the costs of materials, supplies and travel. We expense R&D costs as incurred. We expect our R&D expenses to increase as we initiate and advance our development programs, the most costly of which are expected to be our iStent Inject, iStent Supra, iDose, iStent SA and iStent Infinite product candidates.  Additionally, we expect our R&D expenses to increase as we incur developmental spend on the IOP Sensor System product line we purchased from DOSE in April 2017.

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

Other income, net

Other income, net primarily consists of interest income derived from our short-term investments, interest expense on our secured notes payable and, until the final warrants were exercised during the first three months of 2016, changes in the fair value of our stock warrant liability. Also included are unrealized gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar, primarily related to intercompany loans.

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

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2016

	Three Months Ended
	September 30,		% Increase
(in thousands)	2017	2016	(decrease)
Statements of operations data:
Net sales	$40,412	$29,577	37%
Cost of sales	5,718	3,886	47%
Gross profit	34,694	25,691	35%
Operating expenses:
Selling, general and administrative	24,141	16,854	43%
In-process research and development	-	-	NM
Research and development	9,805	7,807	26%
Total operating expenses	33,946	24,661	38%
Income from operations	748	1,030	(27)%
Total other income, net	630	269	134%
Provision for income taxes	53	140	(62)%
Net income	$1,325	$1,159	14%

Net sales

Net sales for the three months ended September 30, 2017 and 2016 were $40.4 million and $29.6 million, respectively, reflecting an increase of $10.8 million or 37%.  The increase in net sales resulted from unit volume increases worldwide, a price increase in U.S. ASCs related to an increase in Medicare reimbursement rates, and expansion of the Company’s direct sales operations into new international markets. Net sales in the United States represented $35.6 million and $26.9 million for the three months ended September 30, 2017 and 2016, respectively, increasing by 32% and accounting for 80% of the overall increase in worldwide net sales. International sales for the three months ended September 30, 2017 and 2016 were $4.8 million and $2.6 million, respectively, increasing by 80% and accounting for 20% of the Company’s worldwide net sales increase.  Net sales at our subsidiaries in Australia, Germany, Japan and the United Kingdom accounted for the majority of the increase internationally.

Cost of sales

Cost of sales for the three months ended September 30, 2017 and 2016 were $5.7 million and $3.9 million, respectively, reflecting an increase of $1.8 million or 47%. Our gross margin was 86% and 87% for the three months ended September 30, 2017 and September 30, 2016, respectively.

Selling, general and administrative expenses

SG&A expenses for the three months ended September 30, 2017 and 2016 were $24.1 million and $16.9 million, respectively, reflecting an increase of $7.2 million or 43%. The increase in SG&A expenses was primarily the result of an increase of approximately $2.7 million in salary and related expenses and stock-based compensation associated with our increased number of domestic employees, an increase in SG&A expenses incurred by our foreign subsidiaries of approximately $2.3 million and an increase of approximately $1.1 million in consulting and professional services fees.

Research and development expenses

R&D expenses for the three months ended September 30, 2017 and 2016 were $9.8 million and $7.8 million, respectively, reflecting an increase of $2.0 million or 26%.  The increase in R&D expenses primarily resulted from additional salary and related expenses, stock-based compensation, travel and other costs associated with our increased number of personnel, primarily in our clinical and regulatory affairs functions, required to manage the increased number of global clinical studies with associated investigational sites and study investigators, as well as increased product costs for supplies and inventory requisitions for iStent Inject.  Offsetting these increases was a reduction in U.S. clinical trial expenses given we achieved full enrollment in a U.S.-based clinical study during the second quarter of 2017.

Other income, net

We had other income, net for the three months ended September 30, 2017 and September 30, 2016 of $0.6 million and $0.3 million, respectively.  The increase in interest and other income reflects higher interest rates on a comparatively higher balance of short-term investments and the recognition of greater unrealized foreign currency gains due to higher intercompany loan balances.

Provision for income taxes

Our effective tax rate for the third quarter of 2017 was 3.8%.    For the three months ended September 30, 2017 and September 30, 2016, we recorded a provision for income taxes of $53,000 and $140,000, respectively, which were primarily comprised of federal alternative minimum tax and state income taxes.

Comparison of Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended
	September 30,		% Increase
(dollars in thousands)	2017	2016	(decrease)
Statements of operations data:
Net sales	$117,604	$81,225	45%
Cost of sales	16,420	11,366	44%
Gross profit	101,184	69,859	45%
Operating expenses:
Selling, general and administrative	70,297	44,262	59%
In-process research and development	5,320	-	NM
Research and development	28,380	21,824	30%
Total operating expenses	103,997	66,086	57%
(Loss) income from operations	(2,813)	3,773	NM
Total other income, net	1,845	755	144%
Provision for income taxes	130	140	(7)%
Net (loss) income	$(1,098)	$4,388	NM

Net sales

Net sales for the nine months ended September 30, 2017 and 2016 were $117.6 million and $81.2 million, respectively, reflecting an increase of $36.4 million or 45%.  The increase in net sales resulted from unit volume increases worldwide, a price increase in U.S. ASCs related to an increase in Medicare reimbursement rates, and expansion of the Company’s direct sales operations into new international markets. Net sales in the United States represented $104.6 million and $74.8 million for the nine months ended September 30, 2017 and 2016, respectively, increasing by 40% and accounting for 82% of the overall increase in worldwide net sales. International sales for the nine months ended September 30, 2017 and 2016 were $13.0 million and $6.4 million, respectively, increasing by 102% and accounting for 18% of the Company’s worldwide net sales increase.  Net sales at our subsidiaries in Australia, Canada, Germany, Japan and the United Kingdom accounted for the majority of the increase internationally.

Cost of sales

Cost of sales for the nine months ended September 30, 2017 and 2016 were $16.4 million and $11.4 million, respectively, reflecting an increase of $5.0 million or 44%. Our gross margins were 86% for each of the nine months ended September 30, 2017 and September 30, 2016.

Selling, general and administrative expenses

SG&A expenses for the nine months ended September 30, 2017 and 2016 were $70.3 million and $44.3 million, respectively, reflecting an increase of $26.0 million or 59%. The increase in SG&A expenses was primarily the result of an increase of approximately $10.1 million in salary and related expenses, stock-based compensation, travel and other costs associated with our increased number of domestic employees and an increase in SG&A expenses incurred by our foreign subsidiaries of approximately $6.9 million.  Consulting and professional services expenses increased by approximately $3.9 million and marketing expenses for industry meetings, marketing materials and marketing samples increased by approximately $1.5 million.

In-process research and development expenses

IPR&D expenses for the nine months ended September 30, 2017 and September 30, 2016 were $5.3 million and zero, respectively.  The increase resulted from the purchase of the IOP Sensor System from DOSE.

Research and development expenses

R&D expenses for the nine months ended September 30, 2017 and 2016 were $28.4 million and $21.8 million, respectively, reflecting an increase of $6.6 million or 30%. The increase in R&D expenses primarily resulted from additional salary and related expenses, stock-based compensation, travel and other costs associated with our increased cost of personnel, primarily in our clinical and regulatory affairs functions, required to manage the increased number of global clinical studies with associated investigational sites and study investigators, as well as increased product costs for supplies and inventory requisitions for iStent Inject.  Offsetting these increases was a reduction in U.S. clinical trial expenses given we achieved full enrollment in a U.S.-based clinical study during the second quarter of 2017.

Other income, net

We had other income, net for the nine months ended September 30, 2017 and September 30, 2016 of $1.8 million and $0.8 million, respectively, reflecting an increase of $1.0 million or 144%.  The $1.0 million increase was primarily related to additional interest and other income of $0.3 million given higher interest rates on a comparatively higher balance of short-term investments and the recognition of greater unrealized foreign currency gains of approximately $0.6 million due to higher intercompany loan balances.

Provision for income taxes

Our effective tax rate for the first nine months of 2017 was (13.4%).    For the nine months ended September 30, 2017 and September 30, 2016, we recorded a provision for income taxes of $130,000 and $140,000, respectively, which were primarily comprised of federal alternative minimum tax and state income taxes.

Liquidity and Capital Resources

From our inception through 2015, we incurred losses and negative cash flow from our operations. For the 12 months ended December 31, 2016, we generated net income.  For the nine months ended September 30, 2017, we incurred a $1.1 million net loss but generated $13.6 million of cash from operations. As of September 30, 2017, we had an accumulated deficit of approximately $193.2 million. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering (IPO), issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities and cash generated from net sales.  We have made and expect to continue to make significant investments in our global sales force, marketing programs and clinical studies. FDA‑approved IDE studies and new product development programs in our industry are expensive, and we have incurred a significant increase in administrative costs since we began operating as a public company in 2015. Accordingly, although we achieved profitability in 2016 and for the three month periods ended March 31, 2017 and September 30, 2017, and have generated cash from operations, there can be no assurance that we will continue to be profitable or continue to generate cash from operations.

At September 30, 2017, we had $108.8 million in cash, cash equivalents and short-term investments. We plan to fund our operations and capital funding needs using existing cash and investments and cash generated from commercial operations, and we may seek to obtain additional financing in the future through debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all. We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and cash generated from sales of our iStent products will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date our financial statements for the three and nine months ended September 30, 2017 are made publicly available.

Cash Flows

Our historical cash outflows have primarily been associated with cash used for operating activities such as the purchase of and growth in inventory; expansion of our sales, marketing and R&D activities and other working capital needs; the acquisition of intellectual property; and expenditures related to equipment and improvements used to increase our manufacturing capacity, to improve our manufacturing efficiency and for overall facility expansion. For the nine months ended September 30, 2017 we have generated cash from operations.

The following table is a condensed summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(in millions)	2017	2016
Net cash provided by (used in):
Operating activities	$13.6	$9.0
Investing activities	(4.7)	(23.2)
Financing activities	4.2	(2.1)
Exchange rate changes	(0.3)	(0.3)
Net increase (decrease) in cash and cash equivalents	$12.8	$(16.6)

At September 30, 2017, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the nine months ended September 30, 2017 and 2016, our operating activities provided $13.6 million and $9.0 million, respectively.

For the nine months ended September 30, 2017, the total net change in operating assets and liabilities reflected cash usage of $1.6 million due primarily to increases in accounts receivable and inventory of approximately $4.4 million and an increase in accounts payable and accrued liabilities of $2.8 million.  More than offsetting this amount were all non-cash adjustments to reconcile net loss to net cash provided by operating activities totaling $16.3 million, primarily consisting of stock-based compensation expense of $12.7 million and depreciation and amortization of $3.9 million.

For the nine months ended September 30, 2016, the total net change in operating assets and liabilities reflected cash usage of $4.7 million due to increases in accounts receivable, inventory and prepaid expenses, partially offset by an increase in accounts payable.  More than offsetting this amount were all other non-cash adjustments to reconcile net income to net cash used in operating activities totaling $9.4 million, primarily consisting of stock-based compensation expense of $6.1 million and depreciation and amortization of $3.4 million.

Investing Activities

In the nine months ended September 30, 2017 and 2016, our investing activities used $4.7 million and $23.2 million of cash, respectively.

For the nine months ended September 30, 2017, we used cash of approximately $71.4 million for purchases of short-term investments and we received cash of approximately $71.2 million from sales and maturities of short-term investments, for a combined net cash usage of $0.2 million related to short-term investments.

In the nine months ended September 30, 2016, we used cash of approximately $60.7 million for purchases of short-term investments and we received cash of approximately $41.7 million from sales and maturities of short-term investments, for a combined net cash usage of $19.0 million related to short-term investments.

Additionally, in the nine months ended September 30, 2017 and 2016, we used approximately $4.5 million and $4.2 million, respectively, for purchases of property and equipment.

Financing Activities

             In the nine months ended September 30, 2017 and 2016, financing activities provided $4.2 million and used $2.1 million of cash, respectively.

             In the nine months ended September 30, 2017, we received cash from stock option exercises and share purchases under our Employee Stock Purchase Plan totaling $4.2 million.

             In the nine months ended September 30, 2016, we made secured note payments of approximately $6.7 million and we received cash from stock option and warrant exercises and share purchases under our Employee Stock Purchase Plan totaling $4.6 million.

Commitments

As of September 30, 2017, the Company had material commitments for capital expenditures of approximately $0.6 million.

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

Critical Accounting Policies and Significant Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and such differences could be material to our financial position and results of operations.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our third fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Neither we nor any of our subsidiaries is a party to, and none of their respective property is the subject of, any material legal proceeding, although we are from time to time party to legal proceedings that arise in the ordinary course of our business.

Item 1A.  Risk Factors

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, which was filed with the SEC on August 7, 2017.  We do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Quarterly Report on Form 10-Q.

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

While we were profitable in our most recently completed fiscal year and first quarter ended March 31, 2017, since the Company’s inception in July 1998, we have incurred significant operating losses. For the nine month period ended September 30, 2017, we incurred a net loss of approximately $1.1 million and for the fiscal year ended December 31, 2016 we had net income of $4.5 million. As of September 30, 2017, we had an accumulated deficit of approximately $193.2 million. Losses have resulted principally from costs incurred in our clinical trial, research and development programs and from our general and administrative expenses. The net loss for the nine month period ended September 30, 2017 was primarily attributable to our purchase of certain IOP sensor system assets from DOSE Medical Corporation (DOSE), which resulted in a $5.3 million charge to in-process research and development expense in April 2017.  To date, we have financed our operations primarily through the sale of equity securities, debt financing, and cash generated from net sales. We have devoted substantially all of our resources to the research and development of our products, the commercial launch of the iStent, the development of our proprietary sales network, and the assembly of a management team to build our business.

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

Our primary sales‑generating commercial product is the iStent, which we began selling in the United States in the third quarter of 2012. We rely heavily upon sales in the United States, which comprised 89% and 92% of our net sales for the nine month periods ended September 30, 2017 and 2016, respectively. We expect to continue to derive a significant portion of our net sales from sales of the iStent in the United States, even if we are successful in continuing to commercialize our iStent products outside the United States, or receive necessary approvals to commercialize the iStent Inject, iStent SA, iStent Infinite, iStent Supra,  iDose and the IOP Sensor System.  Accordingly, our ability to generate net sales is highly dependent on our ability to market and sell the iStent.

We developed MIGS to provide an alternative to the traditional glaucoma treatment and management paradigm. The iStent is our first MIGS device and we are developing other products to treat glaucoma. MIGS and our MIGS devices may experience a slowdown of market acceptance among eye care professionals, patients, healthcare payors and the medical community. There are a number of other available therapies marketed for the treatment of glaucoma, including medication therapies that are well established and are widely accepted by the medical community. There are also other MIGS devices that are available or are in development by third parties that have entered or could enter the market and which may affect adoption of or demand for our products. For example, Alcon, Inc. (which acquired Transcend Medical, Inc., a MIGS competitor) obtained FDA approval of its CyPass® suprachoroidal implant, a MIGS device, in August 2016 and with such approval commenced a commercial launch of this competitive product. The CyPass device is indicated for use in conjunction with cataract surgery for the reduction of IOP in adult patients with mild to moderate primary open-angle glaucoma.  In November 2016, Allergan plc (which acquired AqueSys, Inc., a MIGS competitor) obtained FDA approval of its Xen®  Glaucoma Treatment System for use in the U.S., which is indicated for the management of refractory glaucoma, where previous surgical treatment has failed or in patients with primary open angle glaucoma, and pseudoexfoliative or pigmentary glaucoma with open angles that are unresponsive to maximum tolerated medical therapy. With this approval, Allergan entered the MIGS space and commenced a commercial launch of its Xen device. We are aware of several other companies, including Santen Pharmaceutical Co., Ltd. (which recently acquired InnFocus, Inc., a MIGS competitor), Istar Medical SA and Ivantis Inc. that are conducting FDA‑approved IDE clinical trials or have filed for regulatory approval of MIGS devices. If these approved MIGS products or other products that may be developed receive regulatory approval, we will have additional, new direct MIGS competitors. These new MIGS products could achieve greater commercial acceptance or demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our iStent or other products under development, which may reduce demand for our primary product, the iStent, as well as for our products in development.

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

Our principal office and manufacturing facility is located in San Clemente, California, adjacent to U.S. Marine Corps Base Camp Pendleton and wilderness area susceptible to brushfires.  Thus, substantially all of our operations are conducted primarily at a single location, including our manufacturing processes, research and development activities, customer and technical support, and management and administrative functions. In addition, substantially all of our inventory of component supplies and finished goods will be held at a single location. Despite our efforts to safeguard this facility, including acquiring insurance, adopting environmental health and safety protocols and utilizing off‑site storage of computer data, vandalism, terrorism or a natural or other disaster, such as an earthquake, fire or flood, could damage or destroy our manufacturing equipment or our inventory of component supplies or finished goods, cause substantial delays in our operations, result in the loss of key information, and cause us to incur additional expenses, including relocation expenses. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.

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

Many third‑party payors in the United States model their coverage policies and payment amounts after those determined by Centers for Medicare & Medicaid Services (CMS), the federal agency responsible for administering the Medicare program. CMS relies on an extensive network of Medicare Administrative Contractors (MACs) to develop coverage policies when no national coverage determination exists for a procedure. Because there currently is no Medicare national coverage determination for procedures using our iStent devices, we are required to provide scientific and clinical support for the use of the iStent (including the iStent Inject device and iStent Supra device, if approved) to each MAC separately, with no assurance that coverage and adequate reimbursement will be obtained. Although all MACs currently provide coverage and reimbursement for the MIGS procedure using the iStent, difficulties in processing reimbursement or regional differences or reductions in the reimbursement amount for the physician professional services could negatively impact iStent penetration or usage by customers. These differences in MAC reimbursement could also negatively impact the amount paid by private commercial insurance companies, further negatively affecting customer penetration or usage.

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

Until recently, our iStent was the only MIGS device approved for sale in the United States by the FDA. Thus, we had for several years commercialized the iStent in the United States without any direct MIGS competitors. Alcon, Inc. (which acquired Transcend Medical, Inc., a MIGS competitor) obtained FDA approval of its CyPass® suprachoroidal implant, a MIGS device, in August 2016 and with such approval commenced a commercial launch of this competitive product. The CyPass device is indicated for use in conjunction with cataract surgery for the reduction of IOP in adult patients with mild to moderate primary open-angle glaucoma.  In November 2016, Allergan plc (which acquired AqueSys, Inc., a MIGS competitor) obtained FDA approval of its Xen®  Glaucoma Treatment System for use in the U.S., which is indicated for the management of refractory glaucoma, where previous surgical treatment has failed or in patients with primary open angle glaucoma, and pseudoexfoliative or pigmentary glaucoma with open angles that are unresponsive to maximum tolerated medical therapy. With this approval, Allergan entered the MIGS space and commenced a commercial launch of its Xen device. We are aware of several other companies, including Santen Pharmaceutical Co., Ltd. (which recently acquired InnFocus, Inc., a MIGS competitor), Istar Medical SA and Ivantis Inc. that are conducting FDA‑approved investigational device exemption (IDE) clinical trials or have filed for regulatory approval of MIGS devices. If these approved MIGS products or other products that may be developed receive regulatory approval, we will have additional, new direct MIGS competitors. These new MIGS products could achieve greater commercial acceptance or demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our iStent or other products under development, which may reduce demand for our primary product, the iStent, as well as for our products in development. Demand for the iStent or our future products may decline when such products and technologies are introduced, and our business may be harmed.

We also compete with the use of medication therapy for treating glaucoma and with manufacturers of medical devices used in surgical therapy procedures for treating glaucoma, including Alcon, Inc., Johnson & Johnson (through its acquisition of Abbott Medical Optics Inc.), Allergan plc, STAAR Surgical Company, Lumenis Ltd., NeoMedix, Inc., New World Medical, Inc., Iridex Corporation and Ellex Medical Lasers Limited. Alcon, Inc. and Johnson & Johnson (through its acquisition of Abbott Medical Optics Inc.) are the leading manufacturers of aqueous shunts, and Alcon, Inc. also markets the EX‑PRESS Glaucoma Filtration Device. Lumenis Ltd. is a leading manufacturer of selective laser trabeculoplasty equipment. Neomedix, Inc. markets an electrosurgical device.  New World Medical, Inc. offers a surgical device.  Iridex Corporation offers laser systems.  And, Ellex Medical Lasers Limited markets a canaloplasty device that some physicians employ to lower intraocular pressure in glaucoma.

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

We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and cash generated from sales of our iStent products will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date our consolidated financial statements for the three and nine months ended September 30, 2017 are made publicly available.  However, our future funding requirements will depend on many factors, including:

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

We and some of our component manufacturers are required to comply with regulatory requirements known as the FDA’s Quality System Regulation (QSR), which covers the procedures and documentation of the design, testing, production, control, quality assurance, inspection, complaint handling, recordkeeping, management review, labeling, packaging, sterilization, storage and shipping of our device products. The FDA’s Current Good Manufacturing Practices (cGMPs) apply to the manufacture of our drug products. The FDA audits compliance with these regulatory requirements through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may conduct inspections or audits at any time, and we and some of our component suppliers are subject to such inspections. Although we believe our manufacturing facilities and those of our critical component suppliers are in compliance with the QSR requirements, and with applicable cGMPs for our iDose drug delivery implant, we cannot provide assurance that any future inspection will not result in adverse findings. If our manufacturing facilities or those of any of our component suppliers are found to be in violation of applicable laws and regulations, or we or our suppliers have significant noncompliance issues or fail to timely and adequately respond to any adverse inspectional observations or product safety issues, or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action, including any of the following sanctions:

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

Numerous federal and state laws and regulations, including the Federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), and the Health Information Technology for Economic and Clinical Health Act (HITECH Act) govern the collection, dissemination, security, use and confidentiality of patient‑identifiable health information. HIPAA and the HITECH Act may require us to comply with standards for the use and disclosure of health information within our company and with third parties. The Privacy Standards and Security Standards under HIPAA establish a set of basic national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. Notably, whereas HIPAA previously directly regulated only these covered entities, the HITECH Act, which was signed into law as part of the stimulus package in February 2009, makes certain of HIPAA’s privacy and security standards also directly applicable to covered entities’ business associates. As a result, both covered entities and business associates are now subject to significant civil and criminal penalties for failure to comply with the Privacy Standards and Security Standards.

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

We are subject to a variety of federal, state and local regulations relating to the use, handling, storage and disposal of, and human exposure to, hazardous and toxic materials. We could incur costs, fines, and civil and criminal sanctions, third‑party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. Compliance with current or future environmental and safety laws and regulations could restrict our ability to expand our facilities, impair our research, development or production efforts, or require us to incur other significant expenses. There can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of the inability to obtain permits, human error, accident, equipment failure or other causes.

Risks Related to Our Intellectual Property

If we are unable to adequately protect our intellectual property, our competitors and other third parties could develop and commercialize products similar or identical to ours, which would substantially impair our ability to compete.

Our success and ability to compete depends significantly upon our ability to maintain and protect our proprietary rights to the technologies and inventions used in or embodied by our products. We rely on a combination of patents and trademark rights, and to a lesser extent on trade secrets and copyrights, together with licenses and nondisclosure agreements to protect our intellectual property. These legal means, however, afford only limited protection and may not adequately protect our intellectual property rights. We also have not pursued or maintained, and may not pursue or maintain in the future, patent protection for our products in every country or territory in which we sell or will in the future sell our products. In addition, we cannot be sure that any of our pending patent applications or pending trademark applications will issue or that, if issued, they will issue in a form that will be advantageous to us. The United States Patent and Trademark Office (USPTO) or other foreign patent offices may deny or significantly narrow claims made under our patent applications and our issued patents may be successfully challenged, may be designed around, or may otherwise be of insufficient scope to provide us with any meaningful protection for our present or future commercial products. Further, the USPTO or other foreign trademark offices may deny our trademark applications and, even if published or registered, these trademarks may be ineffective in protecting our brand and goodwill and may be successfully opposed or challenged.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1*	IOP System Purchase Agreement, dated as of April 12, 2017, by and between Glaukos Corporation and DOSE Medical Corporation	8-K	1-37463	2.1	4/12/2017
3.1	Restated Certificate of Incorporation of the Registrant	8-K	1-37463	3.1	06/30/2015
3.2	Amended and Restated Bylaws of the Registrant	8-K	1-37463	3.2	06/30/2015
10.1+	Thomas W. Burns Executive Severance and Change in Control Agreement dated November 3, 2017	8-K	1-37463	10.1	11/7/2017
10.2+	Chris M. Calcaterra Executive Severance and Change in Control Agreement dated November 3, 2017	8-K	1-37463	10.2	11/7/2017
10.3+	Joseph E. Gilliam Executive Severance and Change in Control Agreement dated November 3, 2017	8-K	1-37463	10.3	11/7/2017
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

+ Indicates a management contract or compensatory plan or arrangement.

* Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b).  The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on November 8, 2017.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chief Executive Officer and President

By:	/s/ JOSEPH E. GILLIAM
Joseph E. Gilliam
Chief Financial Officer and Sr. Vice President, Corporate Development (Principal Accounting and Financial Officer)