Form 10-K
period 2017-12-31
GLAUKOS Corp
filed 2018-02-28
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common stock as reported on The New York Stock Exchange, was $1,268 million.

The number of shares of the Registrant’s common stock outstanding as of February 26, 2018 (latest practicable date) was 34,740,886 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 2017.

We use Glaukos, our logo, iStent,  iStent Inject,  iStent Infinite, iStent SA,  iStent Supra,  iPrism,  iDose,  MIGS and other marks as trademarks. This report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

References throughout this document to “we,” “us,” “our,” or “Glaukos” refer to Glaukos Corporation and its consolidated subsidiaries.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These statements are based on management’s beliefs and assumptions and on information currently available to management. Some of the statements under Item 1 - “Business,” Item 1A - “Risk Factors,” Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K contain forward‑looking statements. In some cases, you can identify forward‑looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward‑looking statements contain these words.

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward‑looking statements. Although we believe that we have a reasonable basis for each forward‑looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.

In addition, you should refer to the “Risk Factors” section of this report for a discussion of other important factors that may cause actual results to differ materially from those expressed or implied by the forward‑looking statements. As a result of these factors, we cannot assure you that the forward‑looking statements in this report will prove to be accurate. Furthermore, if the forward‑looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward‑looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward‑looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

ii

PART I

ITEM 1.BUSINESS

Overview

We are an ophthalmic medical technology and pharmaceutical company focused on the development and commercialization of surgical devices and sustained pharmaceutical therapies designed to treat glaucoma, one of the world’s leading causes of blindness. We developed Micro‑Invasive Glaucoma Surgery (MIGS) to serve as an alternative to the traditional glaucoma treatment and management paradigm. We launched the iStent, our first MIGS device, in the United States in July 2012 and we are developing additional products designed to treat a full range of glaucoma progression.

Glaucoma is a group of eye diseases characterized by progressive, irreversible and largely asymptomatic vision loss caused by optic nerve damage which is most commonly associated with elevated levels of pressure within the eye, or intraocular pressure. Elevated intraocular pressure often occurs when aqueous humor, the thin watery fluid that fills the front part of the eye, is not circulating normally and draining properly. Glaucoma is a chronic condition that progresses slowly over long periods of time and can have a devastating impact on a patient’s vision and quality of life.

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

We developed MIGS to address the shortcomings of traditional glaucoma treatment options. MIGS procedures involve the insertion of a micro‑scale device or drug delivery system from within the eye’s anterior chamber through a small corneal incision. Our MIGS devices are designed to reduce intraocular pressure by restoring the natural outflow pathways for aqueous humor. Our MIGS drug delivery systems are designed to reduce intraocular pressure by continuously eluting a glaucoma drug from within the eye, potentially providing sustained pharmaceutical therapy for extended periods of time.

Our iStent, a micro‑bypass stent that is designed to reduce intraocular pressure by restoring the natural physiologic pathways for aqueous humor, was the first commercially available MIGS treatment solution. Approved by the United States (U.S.) Food and Drug Administration (FDA) for insertion in combination with cataract surgery, the iStent procedure is currently reimbursed by Medicare and all major national private payors. Our next product, the iStent Inject, includes two stents pre‑loaded in an auto‑injection inserter that are also designed to lower intraocular pressure. The iStent Inject was commercially available in 2017 in certain European Union countries, Canada, Australia, Brazil and South Africa. In these markets, it is approved for use in conjunction with cataract surgery or as a standalone procedure, even though reimbursement may not be available for all such procedures. We are currently seeking FDA approval to market the iStent Inject in the U.S.

We are developing four additional iStent pipeline products: the iStent Inject (in the U.S.), the iStent SA, the iStent Infinite and the iStent Supra. In an effort to obtain approval to market the iStent Inject in the U.S. in conjunction with cataract surgery, we completed a U.S. investigational device exemption (IDE) pivotal trial and submitted a premarket approval application (PMA) for the iStent Inject in 2017. The iStent SA is designed for use as a standalone glaucoma procedure. Similar to the iStent Inject, the iStent SA is a two-stent product that is slightly wider than the iStent Inject and uses a different auto‑injection inserter designed for use in a standalone procedure. The iStent SA is currently being studied in a U.S. pivotal IDE study as a standalone treatment for lowering intraocular pressure in pseudophakic glaucoma patients. We recently submitted an IDE application for the iStent Infinite, which includes three stents pre-loaded in an auto-injection inserter and is intended to lower intraocular pressure in refractory glaucoma patients. The iStent Supra is designed to access an alternative drainage space within the eye and is being evaluated in a U.S. pivotal IDE trial. We completed enrollment for the U.S. pivotal IDE trial for the iStent Supra in 2017.

    We are also pursuing regulatory approval of our first sustained pharmaceutical therapy using our iDose drug delivery system. A U.S. investigational new drug (IND) Phase II study of our initial iDose platform product, iDose

Travoprost, was completed in 2017 and we intend to commence U.S. Phase III clinical trials for this product in the first half of 2018. We are also conducting research and development (R&D) activities to explore other potential drugs that may benefit from the use of the iDose drug delivery system. In addition, other proprietary R&D efforts are underway on early-stage technologies, including, without limitation, an intraocular pressure sensor (IOP) system that is designed to capture and store a glaucoma patient’s short-interval IOP measurements over extended periods of time, and transmit data to the patient’s physician in order to enhance treatment decisions.

We have a commercial organization which includes a direct sales force in the United States and 16 other countries, as well as distribution partners in regions of Europe, Asia Pacific, Latin America and other targeted international geographies. Information about geographic revenue is set forth in Note 12 of our notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our net sales increased to $159.3 million in 2017 from $114.4 million in 2016 and $71.7 million in 2015, and we incurred a net loss of $0.1 million for the year ended December 31, 2017, compared with net income of $4.5 million for the year ended December 31, 2016, and a net loss of $38.3 million for the year ended December 31, 2015.

Glaucoma Treatment Overview and Limitations

Glaucoma and the eye’s drainage system

Glaucoma is a group of eye diseases characterized by progressive, irreversible and largely asymptomatic vision loss in which elevated levels of intraocular pressure are often associated with optic nerve damage. While some glaucoma patients do not experience an increase in intraocular pressure, it is widely considered a major risk factor in glaucoma’s progression and reduction in intraocular pressure is the only clinically proven treatment. Elevated intraocular pressure occurs when aqueous humor is not circulating normally or properly draining from the front part of the eye. Normally, this fluid flows through the trabecular meshwork, an area of spongy mesh‑like tissue in the eye located around the base of the cornea, and into Schlemm’s canal, a circular channel in the eye that collects the aqueous humor and delivers it back into the bloodstream. This trabecular meshwork pathway is also known as the conventional outflow pathway.

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

Open‑angle glaucoma is the most common type of glaucoma. In open‑angle glaucoma, structures of the eye may appear normal, but aqueous humor outflow through the trabecular meshwork and into Schlemm’s canal is reduced due to gradual degeneration and obstruction causing a permanent and progressive loss of retinal cells and associated vision loss. Direct causes of this blockage are unknown, but the disease is linked to age, ethnicity and hereditary factors. Loss of aqueous humor drainage leads to increased resistance and thus a chronic, painless buildup of pressure in the eye.

Glaucoma is a progressive disease that can be categorized based by severity levels ranging from ocular hypertension (or pre‑glaucoma) to severe glaucoma. An eye doctor usually diagnoses glaucoma as part of a comprehensive exam that includes measuring intraocular pressure and corneal thickness, evaluating optic nerve damage and testing visual fields. Intraocular pressure is measured in millimeters of mercury (mm Hg), with normal eye pressures ranging from 10 to 21 mm Hg. Glaucoma is typically characterized by an intraocular pressure greater than 21 mm Hg.

Glaucoma treatment overview

The traditional treatment of glaucoma encompasses a variety of medication regimens, laser treatments and surgical procedures to lower intraocular pressure.

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

Laser treatments have been developed to provide an alternative to lifelong medication treatments. Typically performed at an outpatient surgical center, these treatments involve the use of lasers to create changes in eye tissue and improve aqueous humor outflow. Ophthalmic surgeons may perform laser procedures as an initial treatment or for patients who are noncompliant with prescription eye drops or whose intraocular pressure is not well controlled by medications. According to Market Scope, selective laser trabeculoplasty (SLT) is the most frequently performed glaucoma laser procedure in the United States. Although SLT can help to lower intraocular pressure, the procedure’s effectiveness often wears off within one to five years according to the Glaucoma Research Foundation. While a second procedure can be performed, the results of repeated laser surgeries are less predictable and less effective than those of the first surgery. Additionally, medication therapy may still be required post‑treatment.

Where medication therapy and laser treatment are unsuccessful in managing glaucoma, invasive surgical procedures such as trabeculectomies or implantation of tube shunts are performed, usually as outpatient procedures. In a trabeculectomy, the surgeon cuts open the conjunctiva and sclera to create flaps, removes a plug of scleral tissue and sometimes a portion of the trabecular meshwork to create an opening into the anterior chamber. The conjunctiva and scleral flaps are sutured back down and a small blister, or bleb, is created between the conjunctiva and sclera. The surgery results in a new drainage channel that allows increased outflow of aqueous humor into the bleb. While some patients experience significant reductions in intraocular pressure, trabeculectomy failure rates can approach 50% according to published research. A common complication is scarring, which can prevent fluid drainage from the eye and interfere with the proper function of the bleb. If the bleb doesn’t work properly, more surgery may be needed. Among the other complications associated with trabeculectomies are blurred vision, bleeding in the eye, bleb leaks, low intraocular pressure or hypotony, infection, persistent corneal edema, choroidal detachment and cataract development. Implantations of tube shunts, devices that divert the aqueous humor from the anterior chamber, are generally reserved for eyes in which a trabeculectomy has failed or has a poor likelihood of success. A tube shunt surgery is similar to a trabeculectomy, except that the device’s tube is inserted through the scleral channel to maintain the channel and the device’s reservoir end is placed deep under the conjunctiva to maintain the drainage space. While invasive glaucoma surgery often leads to significant reductions in intraocular pressure, it is associated with high long‑term failure rates, long recovery times and significant complication risks. Additionally, as with laser treatment, the effects may dissipate over time, requiring additional procedures, and medication therapy may still be required post‑treatment.

We believe that because of the limitations of medications and laser treatments, and the morbidity associated with invasive surgical therapies, a clear unmet medical need exists in the management of open‑angle glaucoma patients.

Our Products

We pioneered the development of MIGS in order to address the shortcomings of traditional pharmaceutical and surgical options.

In contrast to invasive surgical approaches, MIGS procedures access the anterior chamber of the eye through small corneal incisions or penetrations. MIGS devices are designed to reduce intraocular pressure by restoring the natural physiologic pathways for aqueous humor outflow in a procedure that preserves more eye tissue and allows for faster recovery times and fewer complications than invasive glaucoma surgical options.

iStent trabecular micro-bypass stent. We launched our first micro‑scale MIGS treatment solution, the iStent, in the United States following FDA approval in June 2012. The iStent was the first FDA‑approved surgical device available for insertion in conjunction with cataract surgery for the reduction of intraocular pressure in adult patients with mild‑to‑moderate open‑angle glaucoma. The iStent is a micro‑bypass stent made of surgical‑grade non‑ferromagnetic titanium that is coated with heparin and is 1.0 mm long and 0.33 mm wide. Packaged in a sterile, pre‑loaded configuration, the iStent is inserted through the small corneal incision made during cataract surgery and placed into Schlemm’s canal. Once inserted, the iStent is designed to improve aqueous humor outflow while fitting naturally within Schlemm’s canal. The ergonomic rail design protects and accesses underlying collector channels while the iStent’s three retention arches help ensure secure placement. The iStent is currently approved in the U.S. only for insertion in conjunction with cataract surgery because this was the product usage in the U.S. IDE clinical trial information that was included in the PMA. The iStent is commercially available in the U.S., certain European Union countries, Brazil, Canada, Australia, Japan and other countries.

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

iStent Inject trabecular micro‑bypass stent (Outside of the U.S). The iStent Inject, which includes two stents pre‑loaded in an auto‑injection inserter, is also designed to lower intraocular pressure. Each iStent Inject stent is approximately one‑third the size of the iStent and relies on a similar fluidic method of action to improve aqueous humor outflow into Schlemm’s canal. Packaged in a two‑stent, pre-loaded, auto‑inject mechanism, the iStent Inject is designed to allow the surgeon to inject these stents into multiple trabecular meshwork locations through a single corneal entry. The iStent Inject has been approved for marketing in the European Union, Canada, Brazil, Australia and certain other countries, primarily in the Middle East. In these markets, it is approved for use in conjunction with cataract surgery or as a standalone procedure. In 2017, the iStent Inject was commercially available in certain European Union countries, Canada, Australia, Brazil and South Africa, even though reimbursement may not be available for all such procedures.

The image below left is the iStent Inject injection system, pre‑loaded with two iStent Inject devices; the image below center is a magnified view of two iStent Inject devices; the image below right shows two iStent Inject devices on a penny (inside circle).

Our Pipeline

We are developing five additional pipeline products: the iStent Inject (U.S.), the iStent SA, the iStent Infinite, the iStent Supra and iDose Travoprost.

iStent Inject trabecular micro bypass stent (in the U.S.). We are seeking FDA approval to market the iStent Inject in the U.S. We submitted a PMA application to the FDA at the end of 2017 after completing the U.S. pivotal IDE clinical trial to evaluate the iStent Inject for the reduction of intraocular pressure in mild‑to‑moderate open‑angle glaucoma in combination with cataract surgery.

iStent SA trabecular micro-bypass system. The iStent SA is designed for use as a standalone glaucoma procedure. Similar to the iStent Inject, the iStent SA is a two-stent product that is slightly wider than the iStent Inject and uses a different auto‑injection inserter designed for use in a standalone procedure. The system allows the surgeon to inject stents into multiple trabecular meshwork locations through a single corneal entry point and is designed to make its own self‑sealing corneal needle penetration in order to achieve insertion without an incision. A U.S. pivotal IDE trial evaluating the iStent SA for the reduction of intraocular pressure in pseudophakic mild-to-moderate open-angle glaucoma patients is currently underway. Pseudophakic refers to patients who have previously undergone cataract surgery and no longer have a natural crystalline lens. We have not commercialized the iStent SA.

iStent Infinite trabecular micro-bypass system. The iStent Infinite is designed for use as a standalone procedure in patients with refractory glaucoma (or on maximally tolerated topical glaucoma medications). The iStent Infinite consists of three stents that are pre-loaded in an auto-injection system that allows the surgeon to inject stents across a span of five to six clock hours of Schlemm’s canal. In early 2018, we submitted an IDE application seeking authorization to study the iStent Infinite in order to seek regulatory clearance through a 510(k) pre-market submission. We have not commercialized the iStent Infinite.

       The image below left is a magnified view of two iStent SA devices; the image below center is a magnified view of three iStent Infinite devices; the image below right is a magnified view of the iStent Infinite inserter.

iStent Supra suprachoroidal micro‑bypass stent. The iStent Supra is designed to reduce intraocular pressure by accessing the suprachoroidal space in the eye, an area that we estimate is responsible for 20% of its total aqueous outflow. Enrollment for the U.S. pivotal IDE trial for the iStent Supra used in conjunction with cataract surgery was completed in 2017 and the two-year follow-up will conclude in 2019. The iStent Supra device has been approved for marketing in the European Union and certain other countries, primarily in the Middle East. We have not commercialized the iStent Supra.

The image below left is a magnified view of the iStent Supra; the image below center illustrates the iStent Supra device implanted into the suprachoroidal space of the eye; the image below right shows the iStent Supra device on the tip of a finger (inside circle).

iDose. The iDose drug delivery system is a targeted injectable implant that is based on our micro‑scale device-platform designed to be pre‑loaded into a small gauge needle and injected into the eye via a self‑sealing corneal needle penetration, where it is secured within the eye. Once secured in the eye, the iDose implant is designed to continuously deliver therapeutic levels of medication from within the eye for extended periods of time. The titanium implant is similar in size to the Company’s other proprietary MIGS devices. The implant is capped with a membrane that is designed for continuous controlled drug elution into the anterior chamber. When depleted, the implant can be removed and replaced in a similar, subsequent procedure. Glaukos has designed the product to be an alternative to chronic, daily prescription eye drop treatments, which may have high rates of patient noncompliance and cause long‑term ocular surface damage to glaucomatous eyes.

In November 2015, the Company submitted an IND application to the FDA seeking authorization to study our initial iDose platform product, iDose Travoprost, for investigational use in the reduction of elevated intraocular pressure in patients with glaucoma. In December 2015, the FDA notified the Company that it was allowing the Phase II IND clinical trial to proceed. In this Phase II clinical trial, the iDose Travoprost implant was filled with a special formulation of travoprost, a prostaglandin analog used to reduce elevated intraocular pressure. In 2017, the Company completed the 154-patient, randomized, 12-week masked Phase II clinical trial, which was designed to assess the safety and preliminary efficacy of two models of iDose Travoprost with different travoprost elution rates compared to topical timolol maleate ophthalmic solution, 0.5% and conducted an End-of-Phase II meeting with the FDA. The Company is currently making preparations to initiate Phase III IND clinical trials for iDose Travoprost in the first half of 2018. We have not commercialized the iDose Travoprost.

   The image below left is a magnified view of the iDose implant; the image below center is a close-up illustration of the iDose implant placement in the eye; the image below right is a graphic illustrating the effect of iDose after implantation.

Research & Development

Our research and development efforts are focused primarily on continuous improvement of our iStent devices, iDose drug delivery systems, related injector systems and development of new innovations that are based on our proprietary MIGS surgical and sustained pharmaceutical therapy platforms. Our research and development objectives are:

•

To advance glaucoma patient care through continuous improvement of our MIGS platforms by providing viable MIGS alternatives to lifelong medication regimens and invasive surgical procedures for intraocular pressure management;

•

To introduce micro‑scale injectable therapies—including our iStent Inject,  iStent SA, iStent Supra, iStent Infinite and iDose Travoprost pipeline products—that can be performed in minor surgical suites or in‑office settings with topical anesthetic; and

•

To leverage our expertise in micro-scale design and continue to expand our core research and development capabilities in order to identify and develop additional micro-invasive ophthalmic innovations that complement our existing product offerings and address important unmet clinical needs.

As of December 31, 2017, our research and development team consisted of 132 employees. Our research and development process is supported by multiple clinical trials and regulatory affairs activities. Our research and development expenses were approximately $38.9 million, $29.2 million, and $25.0 million in the years ended December 31, 2017, 2016 and 2015, respectively. We expect our research and development expenditures to increase as we continue to devote significant resources to clinical trials and regulatory approvals of our new products.

Sales and Marketing

In the United States, we sell our products through a direct sales organization that, as of December 31, 2017, consisted of 119 sales professionals, including regional business managers, sales directors, clinical relations personnel and reimbursement specialists. Our sales organization is primarily responsible for training ophthalmic surgeons on the iStent procedure, helping these physicians integrate the technology into their practices and providing resources to support reimbursement, while also identifying and supporting investigational sites for clinical trials of our pipeline technologies. We continue to recruit experienced sales professionals with extensive sales and/or clinical experience in ophthalmic medical technologies.

We invest significant time and expense to provide comprehensive training to our sales professionals so that they are proficient in all aspects of our iStent technologies, including features and benefits, procedure techniques and reimbursement. In addition, we provide technical education regarding the eye’s anatomy, glaucoma diagnosis, disease states and treatment, and cataract surgery.

Outside the United States, we sell our products through direct sales organizations in 16 countries and a network of distribution partners in other markets. As of December 31, 2017, our direct sales organization outside the United States consisted of 87 sales professionals. We continually monitor our international sales progress and consider conversion to a direct sales approach on a country‑by‑country basis, depending on our assessment of market conditions, net sales and profitability trends, reimbursement coding and coverage potential, and other factors. As of December 31, 2017, we had agreements with approximately 18 distributor organizations. No single distributor accounted for more than 10% of our total net sales for the years ended December 31, 2017, 2016 or 2015.

Our global sales efforts and promotional activities are currently aimed at ophthalmic surgeons and other eye care professionals. Our primary customers include hospitals and ambulatory surgery centers (ASCs).

Reimbursement

United States reimbursement

Reimbursement for iStent procedures

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

Category III codes expire five years after the date they become effective. Prior to expiration, there are two options: submit an application to convert to a Category I code; or submit an application for a five-year extension of Category III status. CPT code 0191T, which describes the insertion of the iStent, as well as the iStent Inject, iStent SA, and iStent Infinite devices, was first effective in 2008 and our most recent application for an additional extension was approved in early 2017 and expires on December 31, 2023.

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

We estimate that 20% of patients who meet the FDA indication for iStent insertion are covered by private health insurance companies and we have secured coverage policies for iStent insertion with all major national private payors.

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

Physicians are paid separately from the facility for surgical procedures. Unlike the CPT code used to pay facilities for iStent insertion, there is no published Medicare payment schedule at the national level for the physician payment, leaving the amount of such payment to the discretion of the individual Medicare contractor. Recently, several Medicare contractors have reduced the amount of the physician payment. One of the factors a surgeon evaluates when deciding whether to adopt or to continue to perform procedures is whether or not payment for the procedure adequately covers the surgeon’s time. As with the facility payment, the incremental payment the physician receives for inserting the iStent device in conjunction with cataract surgery over and above what he or she would receive for performing cataract surgery alone plays a role in a surgeon’s decision to adopt or to continue to use the technology.

Unlike Medicare, commercial payors do not publish fee schedules. In general, based on selected feedback from facilities and surgeons, payments for iStent insertion from the commercial payors who cover the procedure are generally comparable to local Medicare payments.

Reimbursement for future products

We have also filed and received approval of applications for CPT codes that describe our pipeline iStent devices. Our application for a CPT code to describe insertion of the iStent Supra was approved by the American Medical Association (AMA), in 2011 resulting in the creation of a Category III CPT code 0253T. Our application for another extension of the Category III status of code 0253T was approved in early 2017 and expires on December 31, 2023. Our application for a CPT code to describe the insertion of additional trabecular meshwork stents (as with the iStent Inject, iStent SA, and iStent Infinite procedures) was approved by the AMA in early 2014 resulting in the creation of Category III CPT code 0376T. While this code was available beginning on January 1, 2015 for the reporting of procedures in which more than one iStent is inserted in the same eye, it currently does not result in any incremental facility or professional fee payment from Medicare. In addition, it is unclear whether any other third‑party payor will provide reimbursement for the insertion of a second stent or that a professional fee payment for a second stent will be adequate. Our application for an extension of the Category III status of code 0376T was approved in early 2017 and expires on December 31, 2023. We have not yet filed any applications for CPT codes that describe our iDose drug delivery system.

Reimbursement outside the United States

Outside the United States, reimbursement levels vary significantly by country and by region within some countries. Reimbursement is obtained from a variety of sources, including government-sponsored and private health insurance plans, and combinations of both. Some countries require additional clinical data before granting or expanding coverage and reimbursement for our products. In general, obtaining broad‑based reimbursement and adequate payment for new technologies is more difficult in these markets than in the United States. Many countries require new medical technologies to not only be safe and effective, but also to be able to demonstrate clinical benefits that outweigh the costs when compared to the standard of care.

In some countries, applications for reimbursement can be approved, but additional approvals or negotiations for payment have to be obtained. For example, in France, our customers can obtain reimbursement from the government by obtaining a code that describes iStent insertion. Certain customers, including hospitals, can obtain an incremental facility fee if the iStent were to be included on the list of devices approved for pass-through payment. In 2013, our application for a code to describe iStent insertion and our application to add the iStent to the list of devices approved for pass-through payment were denied. Following publication of data on iStent Inject, we submitted new applications for both devices in 2014. In November 2015, the French government approved the iStent application for reimbursement, but since the iStent has not been added to the list of devices approved for pass-through payment, the incremental facility payment has never been paid. Thus, as in this situation, obtaining full or even partial reimbursement can be difficult and time consuming and there can be no assurance that full or partial reimbursement will be made even though our products have been approved for reimbursement at some level.

In other countries, there are no codes that specifically describe the insertion of a trabecular stent or there is no mechanism to provide incremental payment for the iStent when insertion is in conjunction with cataract surgery.

As in the United States, reimbursement decisions can change, resulting in the elimination or reduction of reimbursement payments. For example, in Australia, the iStent and iStent Inject were initially included on the Department of Health’s (ADOH) prosthesis listing, which provided for a separate reimbursement payment for these devices. Last year, the Australian government began a comprehensive review of the approximately 5,600 items on the Medicare Benefits Schedule (MBS), including the prosthesis listing, in an effort to ensure all MBS items were aligned with contemporary clinical evidence and practice and improved health outcomes for patients. In connection with this review, the Company we were advised that effective May 1, 2017, the iStent and iStent Inject would no longer be reimbursed under the current code. Following petitions by the Company, on May 4, 2017, the ADOH created a temporary MBS code for the implantation of iStent and iStent Inject. This temporary code is set to expire on December 31, 2018. Concurrently, we submitted a request to the ADOH for the creation of permanent MBS code for the implantation of iStent and iStent Inject. The ADOH is considering the request for a new permanent MBS procedure code for the implantation of iStent and iStent Inject. Recently, we received correspondence advising us that ADOH’s medical services advisory committee has expressed written support for the inclusion of a permanent MBS code for implantation of iStent and iStent Inject in conjunction with cataract surgery. The advisory committee did not, however, support at this time the inclusion of a permanent code for a standalone procedure. Even though the ADOH has received the recommendations of the advisory committee, it has yet to make a final decision on the Company’s application for the creation of a permanent code.

Competition

Until recently, our iStent was the only MIGS device approved for sale in the United States by the FDA. Thus, we had for several years commercialized the iStent in the United States without any direct MIGS competitors. Alcon, Inc. (which acquired Transcend Medical, Inc., a MIGS competitor) obtained FDA approval and commenced a commercial launch of its CyPass® suprachoroidal implant, a competitive MIGS device, in 2016. The CyPass device is indicated for use in conjunction with cataract surgery for the reduction of IOP in adult patients with mild to moderate primary open-angle glaucoma. Also in 2016, Allergan plc (which acquired AqueSys, Inc., a MIGS competitor) obtained FDA approval and commenced a commercial launch of its Xen®  Glaucoma Treatment System for use in the U.S. The Xen device is indicated for the management of refractory glaucoma where previous surgical treatment has failed or in patients with primary open angle glaucoma and pseudoexfoliative or pigmentary glaucoma with open angles that are unresponsive to maximum tolerated medical therapy. We are aware of several other companies, such as Santen Pharmaceutical Co., Ltd. (which recently acquired InnFocus, Inc., a MIGS competitor) and Ivantis Inc., that are conducting FDA‑approved IDE clinical trials or have filed for regulatory approval of MIGS devices. If these MIGS products or other products that may be developed receive regulatory approval, we will have additional direct MIGS competitors. These new MIGS products could achieve greater commercial acceptance, demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our iStent or our other products under development, which may reduce demand for our primary product, the iStent, as well as for our products in development.

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

Many of our current and potential competitors (including MIGS competitors) are large publicly traded companies or divisions of publicly‑traded companies and have several competitive advantages, including:

•	greater financial and human resources for product development, sales and marketing and patent litigation;
•	significantly greater name recognition;

•	longer operating histories;
•	established relationships with healthcare professionals, customers and third‑party payors;
•	additional lines of products and the ability to offer rebates or bundle products to offer higher discounts or incentives;
•	more established sales and marketing programs and distribution networks; and
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

Facilities, Manufacturing and Distribution

Our corporate headquarters and our manufacturing operations are located in an approximately 86,000 square foot campus in San Clemente, California which is comprised of two main buildings. This location serves as our sole manufacturing location where we manufacture, inspect, package, release and ship nearly all of our final products. All of our headquarters‑based employees, including our manufacturing and distribution employees, work at this campus. While these facilities are sufficient for our current needs, we will require additional space as our business expands. Our international subsidiaries also lease facilities in Australia, Brazil, Canada, Germany, Japan and the United Kingdom.

We manufacture, inspect, package and ship finished products from our San Clemente facility. We source components used in our proprietary manufacturing process from outside vendors and we assemble them to produce iStent devices and disposable insertion instruments. These components include both off‑the‑shelf materials and custom made parts. The iStent device and some insertion instrument components are supplied by single vendors. While we believe that there are at least several other vendors that could make any one of these items, we strive to maintain a minimum inventory of three to six months’ supply to help mitigate any supply interruptions. We source the heparin used in our iStent heparin coating from one supplier. We maintain a stock of several years’ worth of heparin material and have FDA approval to retest and extend the shelf life of the material indefinitely for U.S. product.

We have received International Standards Organization (ISO) 13485 certification which includes design control requirements. Our manufacturing processes have been validated as required by the FDA and other regulatory bodies. As a medical device manufacturer, our manufacturing facility and the facilities of our critical suppliers are subject to periodic inspection by the FDA and other regulatory agencies.

Intellectual Property

The strength of our competitive position depends substantially upon our ability to obtain and enforce intellectual property rights protecting our technology both domestically and internationally. We rely on a combination of intellectual property rights, including patents, trademarks, service marks, copyrights, trade secrets and other similar intellectual property, as well as customary contractual protections and security measures used to protect our proprietary, trade secret information.

In the aggregate, our intellectual property assets are of material importance to our business. We are significantly dependent on our patent and other intellectual property rights and the failure to protect such rights or succeed in litigation could negatively impact our ability to sell current or future products, or prohibit us from enforcing our patents or other intellectual property rights against others. For additional information see “Risks Related to Our Intellectual Property.”

As of December 31, 2017, we owned or exclusively licensed in certain fields of use 158 issued patents and 87 pending patent applications, including 64 U.S. patents and 32 U.S. patent applications. We may, from time to time, choose to acquire or license additional patents and patent applications, or we may choose to abandon, sell, or license certain Company patents and patent applications, depending on the needs of the Company. Our issued patents that protect our commercial products and current product pipeline will expire between 2020 and 2034. While we have pursued and continue to pursue patent protection for our existing and pipeline technologies in the U.S. and certain jurisdictions abroad, we do not know how many of our pending patent applications will result in the issuance of patents or the extent to which the examination process could require us to narrow our claims. In addition, any of our issued patents may be successfully challenged and invalidated or found to lack the scope necessary to prevent a competitor from entering the marketplace.

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

In some circumstances, we may rely on trade secrets to protect our technology. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and manufacturing processes, in part, by confidentiality and invention assignment agreements with employees and certain third-party service providers.

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

Government Regulation

Our products and operations are subject to extensive and rigorous regulation by the FDA and other federal, state and local authorities, as well as foreign regulatory authorities. The FDA regulates, among other things, the research, development, testing, manufacturing, approval, labeling, storage, recordkeeping, advertising, promotion and marketing, distribution, post approval monitoring and reporting and import and export of medical devices (such as our iStent products), as well as combination drug/device products (such as iDose) in the United States to assure the safety and effectiveness of medical products for their intended use. The Federal Trade Commission also regulates the advertising of our products. Further, we are subject to laws directed at preventing fraud and abuse, which subject our sales and marketing, training and other practices to government scrutiny.

U.S. government regulation—medical devices

Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the Federal Food, Drug and Cosmetic Act (FDCA), also referred to as a 510(k) clearance, or approval from the FDA of a PMA. Both the 510(k) clearance and PMA processes can be expensive, and lengthy, and require payment of significant user fees, unless an exemption is available.

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

All clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s regulations for institutional review board approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable, or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant marketing approval or clearance of a product. The commencement or completion of any clinical trial may be delayed or halted or be inadequate to support approval of a PMA application for numerous reasons, including, but not limited to, the following:

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

The PMA approval process

Following receipt of a PMA application, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If it is, the FDA will accept the application for filing and begin the review. The FDA, by statute and by regulation, has 180 days to review a filed PMA application, although the review of an application more often occurs over a significantly longer period of time. During this review period, the FDA may request additional information or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant’s response to deficiencies communicated by the FDA. The FDA considers a PMA or PMA supplement to have been voluntarily withdrawn if an applicant fails to respond to an FDA request for information (e.g., major deficiency letter) within a total of 360 days. Before approving or denying a PMA, an FDA advisory committee may review the PMA at a public meeting and provide the FDA with the committee’s recommendation on whether the FDA should approve the submission, approve it with specific conditions, or not approve it. Prior to approval of a PMA, the FDA may conduct a bioresearch monitoring inspection of the clinical trial data and clinical trial sites and a QSR inspection of the manufacturing facility and processes. Overall, the FDA review of a PMA application generally takes between one and three years, but may take significantly longer. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

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

The FDA approved the iStent PMA on June 25, 2012, for the indication for use in combination with cataract surgery for the reduction of intraocular pressure in adult patients with mild‑to‑moderate open‑ angle glaucoma currently treated with prescription eye drops. The FDA imposed conditions of approval, including three postmarket studies (two of which are now completed), and a requirement that we implement a three‑part training program for physicians who will use the iStent device.

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
•

the Medical Device Reporting (MDR) regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to reoccur;

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

•	the submission to the FDA of an NDA seeking marketing authorization for the drug product;
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

To conduct a clinical study of an investigational new drug product, we are required to file an IND with the FDA. The IND submission must include the general investigational plan and the protocol(s) for human studies, as well as results of animal studies or other human studies, as appropriate, analytical data and any available data or literature to support the use of the investigational new drug. An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical trials as outlined in the IND. If the FDA raises questions, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical trials can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to begin. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development.

Clinical trials involve the administration of the investigational drug to patients under the supervision of qualified investigators in accordance with GCPs. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, how the study will be carried out, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from the IRB at each clinical site before the trials may be initiated. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. The IRB must also monitor the trial until completed. Either FDA or an IRB may suspend or terminate an ongoing clinical trial at any time for a variety of reasons, including safety concerns or lack of protection of patient rights. All participants in our clinical trials must provide their informed consent in writing. In addition, there are requirements and industry guidelines that require the posting of ongoing clinical trials on public registries and the disclosure of designated clinical trial results. The IRB must also review and approve all clinical trial recruitment plans and materials.

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

•

Phase III. Phase III clinical trials are generally controlled clinical trials conducted in an expanded patient population generally at multiple clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the drug product has been obtained and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit‑risk profile of the investigational drug product, and to provide an adequate basis for product approval and adequate information for product labeling. Phase III clinical trials usually involve several hundred to several thousand participants. In most cases, the FDA requires two adequate and well‑controlled Phase III clinical trials to demonstrate the efficacy of the drug. The FDA has the legal discretion to approve a drug on the basis of a single well‑controlled clinical trial although this is less common and typically is subject to significant restrictions.

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

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter which indicates that the review cycle for an application is complete but that the application is not ready for approval. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing (including clinical testing), or information, in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA may ultimately decide that an application does not satisfy the regulatory criteria for approval. If, or when, the deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

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

Section 505 of the FDCA describes three types of NDAs: (1) an application that contains full reports of investigations of safety and effectiveness (section 505(b)(1)); (2) an application that contains full reports of investigations of safety and effectiveness but where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference (section 505(b)(2)); and (3) an application that contains information to show that the proposed product has the same active ingredient, dosage form, strength, route of administration, labeling, quality, performance characteristics, and intended use, among other things, to a previously approved product (section 505(j)).

Our iDose implant may be eligible for the Section 505(b)(2) application pathway if and when we are prepared to submit an application for marketing to the FDA. Section 505(b)(2) expressly permits the FDA to rely, in approving an NDA, on data not developed by the applicant. Thus, if a 505(b)(2) applicant can establish that reliance on the FDA’s previous findings of safety and effectiveness is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. We are pursuing a Section 505(b)(2) NDA regulatory strategy for our iDose implant which we expect will allow us to rely in our NDA filing on certain nonclinical and clinical safety findings made by the FDA in previous approvals. For changes to a previously approved drug product, an application may rely on the FDA’s finding of safety and effectiveness of the previously approved drug, coupled with the information needed to support the change from the approved drug product. The additional information could be new studies conducted by the applicant or published data. The FDA may approve the new product candidate for all, or some, of the label indications for which the reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant.

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

Advice from the FDA is typically provided based on questions concerning quality (chemistry, manufacturing and controls testing), pre‑clinical testing and clinical studies, and pharmacovigilance plans and risk‑management programs. Advice is not legally binding with regard to any future marketing application for the drug product.

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

Employees

As of December 31, 2017, we had 387 employees, with 183 in sales and marketing, 132 in research and development, clinical, regulatory and quality assurance, 44 in general and administrative, and 28 in manufacturing and distribution. We often supplement our research and development and clinical, regulatory and quality assurance departments with independent consultants on a project basis. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union. We consider our relationship with our employees to be good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available on our web site at www.glaukos.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with, or furnishing of these reports to, the Security and Exchange Commission (SEC). Any materials we file with the SEC are available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Additional information about the operation of the Public Reference Room can also be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Risks Related to Our Business

We have incurred significant losses since inception and there can be no guarantee that we reach or sustain profitability.

Since the Company’s inception in July 1998, we have incurred significant operating losses. For the fiscal year ended December 31, 2017, we incurred a net loss of approximately $0.1 million and for the fiscal year ended December 31, 2016 we had net income of $4.5 million. As of December 31, 2017, we had an accumulated deficit of approximately $192.2 million. Losses have resulted principally from costs incurred in our clinical trial, research and development programs and from our general and administrative expenses. Losses in the fiscal year ended December 31, 2017 were primarily attributable to our purchase of certain IOP sensor system assets from DOSE Medical Corporation (DOSE), which resulted in a $5.3 million charge to in-process research and development expense in April 2017. To date, we have financed our operations primarily through the sale of equity securities, debt financing, and cash generated from net sales. We have devoted substantially all of our resources to the research and development of our products, the commercial launch of the iStent, the development of our proprietary sales network, and the assembly of a management team to build our business.

To implement our global business strategies we need to, among other things, further grow our global sales and marketing infrastructure to increase global market acceptance of our products and any other products that receive FDA or equivalent foreign approval, fund ongoing research and development activities, expand our manufacturing capabilities, and obtain regulatory clearance or approval to commercialize our existing products in international markets or to commercialize those currently under development in the United States and internationally. As a result, we expect our expenses to increase significantly as we pursue these objectives. Our ability to sustain profitability is highly uncertain, especially given our limited commercial history selling our products globally and an increasingly competitive landscape, which makes forecasting our sales more difficult. We will need to generate significant additional net sales to maintain profitability. We cannot be sure that we will remain profitable for any substantial period of time. Our failure to sustain profitability could have an adverse effect on the value of our common stock.

Substantially all of our net sales are generated from sales of the iStent, which has an increasingly competitive landscape, and we are completely dependent on its success. If competition or other factors slow the market acceptance or usage of the iStent or our other products under development, our business will suffer.

Our primary sales‑generating commercial product is the iStent, which we began selling in the United States in the third quarter of 2012. We rely heavily upon sales in the United States, which comprised 88% and 92% of our net sales for the years ended December 31, 2017 and 2016, respectively. We expect to continue to derive a significant portion of our net sales from sales of the iStent in the United States, even if we are successful in continuing to commercialize our iStent products outside the United States, or receive necessary approvals to commercialize the iStent Inject, iStent SA, iStent Infinite, iStent Supra,  iDose Travoprost and the IOP Sensor System in the United States and other countries. Accordingly, our ability to generate net sales is highly dependent on our ability to market and sell the iStent.

We developed MIGS to provide an alternative to the traditional glaucoma treatment and management paradigm. The iStent is our first MIGS device and we are developing other products to treat glaucoma. MIGS and our MIGS devices may experience a slowdown of market acceptance among eye care professionals, patients, healthcare payors and the medical community. There are a number of other available therapies marketed for the treatment of glaucoma, including medication therapies that are well established and are widely accepted by the medical community. There are also other MIGS devices that are currently available in the United States and globally or are in development by third parties that have entered or could enter the market and which may affect adoption of or demand for our products. For example, Alcon, Inc. (which acquired Transcend Medical, Inc., a MIGS competitor) obtained FDA approval and commenced a commercial launch of its CyPass® suprachoroidal implant, a competitive MIGS device, in 2016. The CyPass device is indicated for use in conjunction with cataract surgery for the reduction of IOP in adult patients with mild to moderate primary open-angle glaucoma.  Also in 2016, Allergan plc (which acquired AqueSys, Inc., a MIGS competitor) obtained FDA approval and commenced a commercial launch of its Xen®  Glaucoma Treatment System, a competitive MIGS device, for use in the U.S. This Xen device is indicated for the management of refractory glaucoma, where previous surgical treatment has failed or in patients with primary open angle glaucoma, and pseudoexfoliative or pigmentary glaucoma with open angles that are unresponsive to maximum tolerated medical therapy. We are aware of several other companies, including Santen Pharmaceutical Co., Ltd. (which recently acquired InnFocus, Inc., a MIGS competitor), Istar Medical SA and Ivantis Inc. that are conducting FDA‑approved IDE clinical trials or have filed for regulatory approval of MIGS devices. If these MIGS products, or other products that may be developed, receive regulatory approval, we will have additional direct MIGS competitors. These new MIGS products could achieve greater commercial acceptance or demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our iStent or other products under development, which may reduce demand for our primary product, the iStent, as well as for our products in development.

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

•	lack of evidence supporting cost benefits or cost‑effectiveness of our products over existing alternatives;
•	perception that our products are unproven, investigational or experimental;
•	the price of our products relative to competing treatment alternatives;
•	physician preference for competitive MIGS devices in the market;
•	liability risks generally associated with the use of new products and procedures; and
•	training required to use new products.

Our growth depends on our ability to develop and commercialize additional products, including, our pipeline products consisting of the iStent Inject, the iStent SA, the iStent Infinite, the iStent Supra and the iDose Travoprost. If we are not able to commercialize additional products, including any or each of such pipeline products, in a timely manner, our products may become obsolete over time, customers may not buy our products, our net sales and profitability may decline, and we may not experience growth in our business.

Demand for our products may change in ways we may not anticipate due to:

•	changing coverage and reimbursement, coding and payments;
•	changing customer needs;
•	the introduction of new products and technologies;
•	evolving surgical practices;
•	evolving industry standards; and
•	other unforeseen reasons.

As a result, it is important that we continue to build a more complete product offering. Developing additional products is expensive and time‑consuming, and could divert management’s attention away from expanding acceptance of the iStent and harm our business. Even if we are successful in developing our additional pipeline products, including those currently in development, the success of our new product offerings, if any, will depend on a variety of factors, including our ability to:

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

Our existing foreign operations, as well as our planned international growth, expose us to additional uncertainty and risks beyond regulatory authorization and reimbursement levels. Outside the United States, we sell our products through direct sales organizations in 16 countries and a network of third-party distribution partners in other markets. These international operations expose us and our subsidiaries and third-party distributors to a variety of risks including, without limitation, the following:

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

Our corporate headquarters and our manufacturing operations are located in an approximately 86,000 square foot campus located in San Clemente, California, comprised of two main buildings. This location serves as our sole manufacturing location where we manufacture, inspect, package, release and ship nearly all of our final products pursuant to numerous U.S. and foreign regulatory approvals. If this facility suffers a crippling event, or a force majeure event, this could materially impact our ability to operate. If we are unable to continue to expand our manufacturing facility in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter operational interruptions, delays or additional costs in achieving our research, development and commercialization objectives, including in obtaining regulatory approvals of our product candidates and meeting customer demand, which could materially damage our business and financial position. As our business expands, we will require additional space, which could also result in a higher cost structure that could reduce our gross margin and negatively affect our operating results.

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

We depend on a limited number of third‑party suppliers for certain components and pharmaceuticals, and the loss of any of these suppliers, or their inability to provide us with an adequate supply of materials, could harm our business.

We rely on a limited number of third‑party suppliers to supply components for the iStent, the iStent Inject and its unique injector system and our other pipeline products, as well as drugs for our iDose drug delivery system in development. Other than agreements with key suppliers, we generally do not enter into long‑term supply agreements with our suppliers, and we order most components and other products on a purchase order basis. In some cases, we have a sole supplier or a limited number of suppliers. For example, we rely on one machining company to manufacture the titanium iStent implant and one pharmaceutical supplier for the heparin used in the iStent’s heparin coating. While we believe that there are at least several other vendors that could supply the titanium implant, and other pharmaceutical vendors that could supply heparin, we have not yet qualified any of these vendors, which could cause delay, thereby impairing our ability to meet the demand of our customers. Although we maintain inventory to mitigate supply interruptions, we are nevertheless exposed to risks, including limited control over costs, availability, quality and delivery schedules.

We have been and may continue to be required to make significant “last time” purchases of components that are being discontinued by the supplier to ensure supply continuity. In addition, given our limited experience with certain suppliers, it may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. If any one or more of our suppliers cease to provide us with sufficient quantities of components or drugs in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and regulatory requirements, we cannot quickly engage additional or replacement suppliers for some of our critical components. Even if we are able to identify and qualify a suitable second source to replace one of our key suppliers, if necessary, that replacement supplier would not have access to our previous supplier’s proprietary processes and would therefore be required to develop its own, which could result in further delay.

Failure of any of our suppliers to deliver products at the level our business requires would limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. We may also have difficulty obtaining similar components or drugs from other suppliers that are acceptable to the FDA or other regulatory agencies, and the failure of our suppliers to comply with strictly enforced regulatory requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures or civil penalties. It could also require us to cease using the components or drugs, seek alternative components, drugs or technologies and modify our products to incorporate alternative components, drugs or technologies, which could result in a requirement to seek additional regulatory approvals. Our suppliers may also encounter financial or other hardships unrelated to our demand for their products, which could inhibit their ability to fulfill our orders and meet our requirements. Any disruption of this nature or increased expense could harm our commercialization efforts and adversely affect our operating results.

In addition, we rely on our suppliers to supply us with components and pharmaceuticals that comply with regulatory requirements, Current Good Manufacturing Practices and quality control standards, and meet agreed upon specifications at acceptable costs and on a timely basis. Although we expect our third‑party suppliers to act consistent with such standards, we do not control our suppliers, as they operate and oversee their own businesses. There is a risk that our suppliers will not always act consistent with our best interests, and may not always supply components that meet our needs. Unexpected safety or efficacy concerns can arise with respect to marketed products, whether or not scientifically justified, leading to product recalls, withdrawals, or declining sales, as well as product liability, consumer fraud and/or other claims, including potential civil or criminal governmental actions. Accordingly, if we fail to obtain sufficient quantities of high‑quality components and pharmaceuticals to meet demand for our products on a timely basis, we could lose customer orders, our reputation may be harmed and our business could suffer.

We currently operate primarily at a facility in a single location and any crippling accident, natural disaster or other force majeure event or disruption at this facility could materially affect our ability to operate and produce saleable products and could shut down our manufacturing capacity for an extended period.

Our principal office and manufacturing facility is located in San Clemente, California, adjacent to U.S. Marine Corps Base Camp Pendleton and wilderness area susceptible to brushfires, earthquakes and other natural disasters. Thus, substantially all of our operations are conducted primarily at a single location, including our manufacturing processes, research and development activities, customer and technical support, and management and administrative functions. In addition, substantially all of our inventory of component supplies and finished goods are held at a single location. Despite our efforts to safeguard this facility, including acquiring insurance on commercially reasonable terms, adopting environmental health and safety protocols and utilizing off‑site storage of computer data, vandalism, terrorism or a natural or other disaster, such as an earthquake, fire or flood, could damage or destroy our manufacturing equipment or our inventory of component supplies or finished goods, cause substantial delays in our operations, result in the loss of key information, and cause us to incur additional expenses, including relocation expenses. Our insurance may not cover our losses in any particular case, or insurance may not be available on commercially reasonable terms to cover certain of these catastrophic events. In addition, regardless of the level of insurance coverage, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.

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

Many third‑party payors in the United States model their coverage policies and payment amounts after those determined by CMS, the federal agency responsible for administering the Medicare program. CMS relies on an extensive network of Medicare Administrative Contractors (MACs) to develop coverage policies when no national coverage determination exists for a procedure. Because there currently is no Medicare national coverage determination for procedures using our iStent devices, we are required to provide scientific and clinical support for the use of the iStent (including the iStent Inject device and iStent Supra device, if approved) to each MAC separately, with no assurance that coverage and adequate reimbursement will be obtained. Although all MACs currently provide coverage and reimbursement for the MIGS procedure using the iStent, difficulties in processing reimbursement or regional differences or reductions in the reimbursement amount for the physician professional services could negatively impact iStent penetration or usage by customers. These differences in MAC reimbursement could also negatively impact the amount paid by private commercial insurance companies, further negatively affecting customer penetration or usage.

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

In addition, although we have obtained temporary Category III Current Procedural Terminology (CPT) codes for the MIGS procedures associated with the insertion of our iStent products, there is no guarantee that these billing codes or the payment amounts associated with such codes will not change in the future. Category III codes expire five years after the date they become effective. Prior to expiration, there are two options: submit an application to convert to a permanent Category I code; or submit an application for a five-year extension of Category III status. If we are unable to maintain our existing codes or obtain new permanent Category I codes for procedures using our iStent products, or obtain new reimbursement codes for our other products in development, we will be subject to significant pricing pressure, which could harm our business, results of operations, financial condition and prospects. Additionally, if we do obtain a permanent Category I Code for procedures using our iStent products, national reimbursement levels for such procedures may be adjusted at that time. Reimbursement levels may be decreased or significantly decreased, which would have a material adverse effect on our business, financial condition and operating results.

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

Until recently, our iStent was the only MIGS device approved for sale in the United States by the FDA. Thus, we had for several years commercialized the iStent in the United States without any direct MIGS competitors. Alcon, Inc. (which acquired Transcend Medical, Inc., a MIGS competitor) obtained FDA approval and commenced a commercial launch of its CyPass® suprachoroidal implant, a competitive MIGS device, in 2016. The CyPass device is indicated for use in conjunction with cataract surgery for the reduction of IOP in adult patients with mild to moderate primary open-angle glaucoma. Also in 2016, Allergan plc (which acquired AqueSys, Inc., a MIGS competitor) obtained FDA approval and commenced a commercial launch of its Xen®  Glaucoma Treatment System, a competitive MIGS device, for use in the U.S. The Xen device is indicated for the management of refractory glaucoma, where previous surgical treatment has failed or in patients with primary open angle glaucoma, and pseudoexfoliative or pigmentary glaucoma with open angles that are unresponsive to maximum tolerated medical therapy. We are aware of several other companies, including Santen Pharmaceutical Co., Ltd. (which recently acquired InnFocus, Inc., a MIGS competitor), Istar Medical SA and Ivantis Inc. that are conducting FDA‑approved investigational device exemption (IDE) clinical trials or have filed for regulatory approval of MIGS devices. If these MIGS products, or other products that may be developed, receive regulatory approval, we will have additional direct MIGS competitors. These new MIGS products could achieve greater commercial acceptance or demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our iStent or other products under development, which may reduce demand for our primary product, the iStent, as well as for our products in development. Demand for the iStent or our future products may decline when such products and technologies are introduced, and our business may be harmed.

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

As discussed above, the Xen device is being marketed by Allergan plc, a publicly traded company, and the CyPass is being marketed by Alcon, Inc., which is a division of Novartis International AG, a publicly traded multinational pharmaceutical company. InnFocus, Inc. was acquired by Santen Pharmaceutical Co., Ltd., a publicly traded multinational pharmaceutical company dedicated to the ophthalmic field. As a result of these transactions, we are competing directly against other MIGS providers that have the efficiencies and advantages identified above.

The training required for surgeons to use our products could reduce the market acceptance of our products.

As with any new method or technique, ophthalmic surgeons must undergo a thorough training program before they are qualified to perform procedures using our products. Surgeons could experience difficulty with the technique necessary to successfully insert our products, including intraoperative gonioscopy, and not achieve the technical competency necessary to be qualified to insert our devices. Also, even after successfully completing the training program, the physicians could experience difficulty inserting our products and cease utilizing them or limit their use significantly in practice. Surgeons may also experience greater success or competency with a competitive MIGS product.

We could also experience difficulty meeting expected levels of ophthalmic surgeons who complete our training program. This could happen due to less demand than expected, preference for competitive MIGS products, the length of time necessary to train each surgeon being longer than expected, the capacity of our sales representatives to train surgeons being less than anticipated, or if we are unable to sufficiently increase our sales organization. All of these events would lead to fewer trained ophthalmic surgeons qualified to insert our products, which could negatively impact our operating and financial results.

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

We believe that ophthalmic surgeons will not use our products unless they conclude that our products provide a safe, efficient, effective and preferable alternative to currently available treatment options. If longer‑term patient studies or clinical experience indicate that treatment with our products is less effective, less efficient or less safe than our current data suggest, our sales would be harmed, and we could be subject to significant liability. Further, unsatisfactory patient outcomes or patient injury could cause negative publicity for our products, particularly in the early phases of product introduction for our products currently under development. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from their use. It is also possible that as our products become more widely used, latent defects could be identified, creating negative publicity and liability problems for us and adversely affecting demand for our products. Physicians may also conclude that the products offered by our MIGS competitors have greater efficacy than our products, which could result in a decline in our sales.

Ophthalmic surgeons may also determine not to use our products due to other potential risks to patients. For example, the iStent is rated “MRI Conditional” by the American Society for Testing and Materials. This means that a patient implanted with the iStent can be scanned via magnetic resonance imaging (MRI) only under the following conditions specified on the product label: static magnetic field of 3‑Tesla or less, and maximum spatial magnetic field gradient of 4,000‑Gauss/cm or less. Therefore, it may not be safe for iStent recipients to undergo MRIs in environments that do not match these specified conditions. Physicians may choose not to implant iStents because of this limitation, which could have an adverse impact on our net sales growth and financial results.

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

Our net sales from the sale of the iStent may experience volatility due to a number of factors, many of which are beyond our control, including:

•	our ability to drive increased sales of our products;
•	our ability to establish and maintain an effective and dedicated sales organization;
•	fluctuations in the demand for our products;
•	pricing pressure applicable to our products, including adverse third‑party coverage and reimbursement outcomes and competitor pricing;
•	results of clinical research and trials on our products;
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

Since the commercial launch of the iStent in July 2012, we have seen significant period‑to‑period growth in our business. We anticipate that this growth will continue in the near term as the iStent continues to gain market acceptance and we develop and introduce new products. Not only do we expect this growth to continue, but we must continue to grow in order to meet our business and financial objectives. However, continued growth may create numerous challenges, including:

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

Although we raised net proceeds of approximately $113.6 million from our IPO and generate net sales from our approved products, we may nevertheless need to raise substantial additional capital in the future to:

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

We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and cash generated from sales of our iStent products will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date our consolidated financial statements for the year ended December 31, 2017 are made publicly available. However, our future funding requirements will depend on many factors, including:

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

As of December 31, 2017, we had net operating loss carryforwards of approximately $125.7 million for U.S. federal income tax purposes, approximately $94.2 million of net operating loss carryforwards for state income tax purposes and approximately $18.0 million of net operating loss carryforwards for foreign purposes. The federal net operating loss carryforwards begin to expire in 2018 and $2.5 million of the state net operating loss carryforwards expired in 2017 and the remainder will begin to expire in 2028. The foreign net operating loss carryforwards will begin to expire no earlier than 2023, if not utilized sooner. At December 31, 2017, we had federal and state research and development carryforwards of approximately $7.5 million and $7.0 million, respectively, which begin to expire in 2021 for federal purposes and carry over indefinitely for state purposes. We have recorded a full valuation allowance against these tax attributes because we believe that uncertainty exists with respect to the future realization of the tax attributes as well as with respect to the amount of the tax attributes that will be available in future periods. To the extent available, we intend to use these net operating loss carryforwards to offset future taxable income associated with our operations. There can be no assurance that we will generate sufficient taxable income in the carryforward period to utilize any remaining net operating loss carryforwards before they expire.

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

Risks Related to the Regulatory Environment

Our failure to obtain and maintain regulatory clearances or approvals on a timely basis, or at all, could prevent us from commercializing our current or pipeline products in the U.S., which could severely impede our ability to grow our business and/or harm our business, financial condition and operating results.

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

To the extent clinical data is required to support a 510(k) clearance or PMA approval process, clinical testing must be conducted in compliance with FDA requirements pertaining to human research. Depending on the risk posed by a device, we may be required to obtain an IDE from the FDA prior to beginning any clinical trial; similar notifications are required in other countries. Among other requirements, we must obtain approval from an independent Institutional Review Board (IRB) before such studies may begin. We may not be able to obtain FDA and/or IRB approval to undertake clinical trials in the United States for any new devices we intend to market in the United States. If the IDE application is approved, there can be no assurance the FDA will determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. We must also comply with other FDA requirements such as obtaining informed consent, monitoring, record-keeping, reporting and the submission of information regarding certain clinical trials to a public database maintained by the National Institutes of Health.  Compliance with these requirements can require significant time and resources and if the FDA determines that we have not complied with such requirements, it may refuse to consider the data to support our applications or initiate enforcement actions.

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

•	failure of clinical sites to conduct the clinical trial in accordance with applicable regulatory requirements or our clinical protocols;
•	serious and unexpected adverse effects experienced by participants in our clinical trials;
•	the data from our pre‑clinical studies and clinical trials may be insufficient to support clearance or approval, where required;
•	our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;
•	the manufacturing process or facilities we use may not meet applicable requirements; and
•

the potential for approval policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering our clinical data or regulatory filings insufficient for clearance or approval.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products is also subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market any drug product candidate in the United States until we receive FDA approval of a NDA or other appropriate drug product application. Prior to submitting a marketing application, human clinical studies are required. In order for clinical studies of a new drug to commence in the United States, an Investigational New Drug (IND) application must be filed with the FDA; similar notifications are required in other countries. Informed consent also must be obtained from study participants. In general, studies may begin in the United States without specific approval by the FDA after a 30‑day review period has passed. However, the FDA may prevent studies from moving forward, and may suspend or terminate studies once initiated. Studies are also subject to review by an independent Institutional Review Board (IRB) responsible for overseeing studies at particular sites and protecting human research study subjects. An IRB may prevent a study from beginning or suspend or terminate a study once initiated. Furthermore, the FDA may suggest amendments to any study protocol that may be necessary for the results to support approval. These amendments and the associated discussions with the FDA may further delay study initiation and, as a result, approval of our drug product. Generally, studies also may not commence until after receiving approval by an independent IRB. The IRB is responsible for overseeing studies at particular sites and protecting human research study subjects. An IRB may disapprove a study or suspend or terminate an approved study once initiated.

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

Further, in December 2016, Congress enacted the 21st Century Cures Act (Cures Act), which contained several provisions related to the review and approval of new medical technologies. Along with other changes, the Cures Act established a statutory program for “breakthrough” devices. The FDA will apply additional resources to help speed the approval or clearance of devices that are designated as breakthrough devices. The Cures Act also included provisions related to the “least burdensome” principle with respect to demonstrating substantial equivalence or reasonable assurance of safety and effectiveness and expanded the number of patients that could be treated by a device approved under a Humanitarian Device Exemption, among other provisions.

Similarly, in August 2017, Congress enacted the FDA Reauthorization Act of 2017 (FDARA). FDARA reauthorized the FDA to collect device user fees, including a new user fee for de novo classification requests, and contained substantive amendments to the device provisions of the FDCA. Among other changes, FDARA required that the FDA update and revise its processes for scheduling inspections of device establishments, communicating about those inspections with manufacturers and providing feedback on the manufacturer’s responses to Form 483s. The statute also required that the FDA study the impact of device servicing, including third party servicers, and creates a new process for device sponsors to request classification of accessory devices as part of the PMA application for the parent device or to request a separate classification of accessory devices.

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

In March 2010, the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (ACA) was signed into law. While the goal of health care reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The ACA substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services and significantly impacts the medical device industry. Among other things, the ACA:

•

imposes an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions (described in more detail below), which, under the PATH Act, was suspended from January 1, 2016 to December 31, 2017, and, pursuant to HR 195 passed on January 22, 2018, was further suspended through December 31, 2019;

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislation, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On April 16, 2015, President Obama signed into law the Medicare Access and CHIP Reauthorization Act of 2015, which, among other things, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments scheduled to begin in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations.

The medical device excise tax moratorium imposed by the PATH Act for 2016 and 2017 favorably impacted our gross profit margin in 2017, and will continue to do so through 2019, based upon its recent extension. However, this impact will not continue in 2020 when the tax is automatically reinstated, absent further legislation, as the iStent was subject to this excise tax prior to the moratorium and the other products in our pipeline potentially will be subject to this tax. There are no assurances that our business will not be materially adversely affected by the current, or possible future additional tax, provisions implemented under healthcare reform or appropriate legislation. It is also possible that legislation may be introduced and passed by Congress repealing the ACA in whole or in part and signed into law by President Trump. Because of the continued uncertainty about the likelihood or extent of a potential repeal of that legislation, we cannot quantify or predict with any certainty the likely impact of a repeal of ACA on our business model, prospects, financial condition or results of operations.

Additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or product candidates or additional pricing pressures.

In May 2017, the EU adopted a new Medical Devices Regulation (EU) 2017/745 (MDR), which will repeal and replace the Medical Device Directive (MDD). The MDR will take effect beginning May 25, 2020. The MDR does not set out a substantially different regulatory system, but provides for stricter controls of medical devices, including, among other things, strengthening of conformity assessment procedures, increased requirements as regards clinical data for devices and pre-market regulatory review of high-risk devices. The MDR also provides for greater control over conformity assessment notified bodies and their standards, increased transparency, more robust device vigilance requirements and clarification of the rules for clinical investigations. Under provisions that govern the transition period until the MDR takes effect, medical devices with notified body certificates issued under the MDD prior to May 26, 2020 may continue to be marketed and sold as long as those certificates are valid, until May 27, 2024 at the latest. After the expiration of any applicable transitional period, only devices that have been CE marked under the MDR may be placed on the market in the EU. If, as a result of these regulatory changes, we cannot obtain or maintain the approvals necessary to sell the iStent or our other products (including pipeline products, if approved) in the EU, our business would be harmed.

The clinical trial process required to obtain regulatory approvals is lengthy and expensive with uncertain outcomes, and could result in delays in new product introductions.

Because of the indication we chose to pursue for the iStent, the FDA required that we seek PMA approval rather than clearance under the 510(k) process. In order to obtain PMA and FDA approval for a product, the sponsor must conduct well‑controlled clinical trials designed to assess the safety and efficacy of the product candidate. We also will be required to conduct clinical trials to obtain approval of products using the iDose drug delivery system, new indications for the iStent or new product candidates. Conducting clinical trials is a complex and expensive process, can take many years, and outcomes are inherently uncertain. We incur substantial expense for, and devote significant time to, clinical trials but cannot be certain that the trials will ever result in commercial sales. We may suffer significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical trial process. Any of our products may malfunction or may produce undesirable adverse effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials. We, the clinical trial investigators, the reviewing IRB, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time to avoid exposing trial participants to unacceptable health risks.

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

Before we can obtain regulatory approval for any drug product candidate, such as our iDose drug delivery implant, we must undertake extensive clinical testing in humans to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory agencies. Clinical trials of drug product candidates are expensive and take years to complete, and the outcome of such trials is uncertain. We completed a U.S. IND Phase II clinical trial of iDose Travoprost in 2017 and we intend to commence U.S. Phase III clinical trials in the first half of 2018. Our ability to conduct additional iDose clinical trials depends on many factors, including the data obtained in the Phase III clinical trials.

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

We could also encounter delays if the FDA concluded that our financial relationships with our principal investigators resulted in a perceived or actual conflict of interest that may have affected the interpretation of a study, the integrity of the data generated at the applicable clinical trial site or the utility of the clinical trial itself. Principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash compensation and/or stock options in connection with such services. If these relationships and any related compensation to or ownership interest by the clinical investigator carrying out the study result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of our marketing application by the FDA. Any such delay or rejection could prevent us from commercializing any of our products currently in development.

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

If the FDA does not conclude that the iDose drug delivery implant satisfies the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for approval of the iDose drug delivery implant under Section 505(b)(2) are not as we expect, the approval pathway will likely take significantly longer, cost significantly more and encounter significantly more complications and risks than anticipated, and in any case may not be successful.

We intend to seek FDA approval of an NDA under Section 505(b)(2) of the FDCA for our drug delivery implant, iDose. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch‑Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant.

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

We and our suppliers are subject to extensive post‑marketing regulatory requirements and failure to comply with applicable requirements could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw a product from the market.

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

Medical devices are also subject to other postmarket requirements including establishment registration and device listing, quality system requirements, reporting of adverse events and device malfunctions, reporting of corrections and removals, labeling requirements, and promotional restrictions. The regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales. Even after we have obtained the proper regulatory clearance or approval to market a product, we have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations. The FDA, state and foreign regulatory authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, which may include any of the following sanctions:

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

More generally, all medical devices, such as the iStent, can experience performance problems that require review and possible corrective action by us or a component supplier. We cannot provide assurance that component failures, manufacturing errors, noncompliance with quality system requirements or good manufacturing practices, design defects and/or labeling inadequacies in any device or drug products that could result in an unsafe condition or injury to the patient will not occur. The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. Manufacturers may also, under their own initiative, stop shipment or recall a product if any material deficiency is found, take corrective action with respect to product in the field, or withdraw a product to improve device performance or for other reasons. A government‑mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, noncompliance with good manufacturing practices or quality system requirements, design or labeling defects or other deficiencies and issues. Similar regulatory agencies in other countries have similar authority to recall products because of material deficiencies or defects in design or manufacture that could endanger health. Any recall would divert management attention and financial resources, could cause the price of our stock to decline and expose us to product liability or other claims and harm our reputation with customers. A recall involving our products could be particularly harmful to our business, financial and operating results.

The FDA requires that certain corrections or removals be reported to the FDA within 10 working days after the recall is initiated. Notice to the FDA of a correction or removal is required when undertaken to reduce a risk to health, including when there is a reasonable probability that the product will cause serious adverse health consequences or death, or when use of the device may cause temporary or medically reversible adverse health consequences or an outcome where the probability of serious adverse health consequences is remote. In addition, companies are required to maintain certain records of corrections and removal, even if they are not reportable to the FDA or similar foreign governmental authorities. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA or foreign governmental authorities. If the FDA or foreign governmental authorities disagree with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA or a foreign governmental authority could take enforcement action for failing to report the recalls when they were conducted.

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

We and some of our component manufacturers are required to comply with regulatory requirements known as the FDA’s Quality System Regulation (QSR), which covers the procedures and documentation of the design, testing, production, control, quality assurance, inspection, complaint handling, recordkeeping, management review, labeling, packaging, sterilization, storage and shipping of our device products. The FDA’s Current Good Manufacturing Practices (cGMPs) also apply to the manufacture of our products. The FDA audits compliance with these regulatory requirements through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may conduct inspections or audits at any time, and we and some of our component suppliers are subject to such inspections. Although we believe our manufacturing facilities and those of our critical component suppliers are in material compliance with the QSR requirements and with applicable cGMPs, we cannot provide assurance that any future inspection will not result in adverse findings. If our manufacturing facilities or those of any of our component suppliers are found to be in violation of applicable laws and regulations, or we or our suppliers have significant noncompliance issues or fail to timely and adequately respond to any adverse inspectional observations or product safety issues, or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action, including any of the following sanctions:

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

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of a drug or medical device for a use that has not been cleared or approved by the FDA. Use of a drug or device outside of its cleared or approved indications is known as “off‑label” use. Physicians may use our products off‑label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitutes promotion of an off‑label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of warning letters, untitled letters, fines, penalties, consent decrees, injunctions, or seizures, which could have an adverse impact on our reputation and financial results. We could also be subject to enforcement action under other federal or state laws, including the federal False Claims Act (FCA). While we may request additional indications for our products, the FDA may deny those requests, require additional expensive clinical data to support any additional indications or impose limitations on the intended use of any cleared or approved product as a condition of clearance or approval.

In addition to promoting our products in a manner consistent with our clearances, we must have adequate substantiation for the claims we make for our products. If any of our claims are determined to be false, misleading or deceptive, our products could be considered to be misbranded under the FDCA or to violate the Federal Trade Commission Act. We could also face lawsuits from our competitors under the Lanham Act alleging that our marketing materials are false or misleading.

Failure to comply with the Federal Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act, and implementing regulations affecting the transmission, security and privacy of health information could result in significant penalties.

Numerous federal and state laws and regulations, including the Federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), and the Health Information Technology for Economic and Clinical Health Act (HITECH Act) govern the collection, dissemination, security, use, disclosure and confidentiality of patient‑identifiable health information. HIPAA and the HITECH Act may require us to comply with standards for the use and disclosure of patient-identifiable health information. The Privacy Standards and Security Standards under HIPAA establish a set of basic national privacy and security standards for the protection of patient-identifiable health information by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. Notably, whereas HIPAA previously directly regulated only these covered entities, the HITECH Act makes certain of HIPAA’s privacy and security standards also directly applicable to covered entities’ business associates. As a result, both covered entities and business associates are now subject to significant civil and criminal penalties for failure to comply with the Privacy Standards and Security Standards.

HIPAA and the HITECH Act also include standards for common healthcare electronic transactions and code sets, such as claims information, plan eligibility and payment information. Covered entities, such as healthcare providers, are required to conform to such transaction set standards pursuant to HIPAA.

HIPAA requires covered entities to develop and maintain policies and procedures with respect to the use and disclosure of patient-identifiable health information and the adoption of administrative, physical and technical safeguards to protect such information. The HITECH Act expands the notification requirement for breaches of patient‑identifiable health information, restricts certain disclosures and sales of patient‑identifiable health information and provides a tiered system for civil monetary penalties for HIPAA violations. The HITECH Act also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney fees and costs associated with pursuing federal civil actions. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA.

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

•

the civil False Claims Act (FCA), which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other Federal payors that are false or fraudulent; knowingly making using, or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the government; or knowingly making, using, or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

•

the federal Physician Payments Sunshine Act under ACA, which require certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members. Manufacturers must submit such reports by the 90th day of each subsequent calendar year; and

•

state law equivalents of each of the above federal laws, such as anti‑kickback and false claims laws that may apply to items or services reimbursed by any third‑party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.

Further, the ACA, among other things, amended the intent requirements of the federal Anti‑Kickback Statute and certain criminal statutes governing healthcare fraud. A person or entity can now be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, ACA provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies scrutinize of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time‑ and resource‑consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

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

The patent prosecution process itself is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. The patent prosecution process requires compliance with complex laws, rules and regulations imposed by patent authorities. Failure to comply with these laws, rules and regulations may derive, among other bases, from various defects of form in the preparation or filing of our patents or patent applications, which may include defects that relate to our making proper priority claims and inventorship determinations. If any such defects are identified, we may need to take corrective action. For example, we have filed petitions with the USPTO to request in part that Dr. Richard Hill, one of our consultants, be added as an inventor on patents related to our iStent,  iStent Inject, iStent SA, iStent Infinite and iStent Supra product candidate that were developed during Dr. Hill’s consultancy. Dr. Hill has assigned his rights in these patents and certain other patent applications to us pursuant to the terms of his consulting agreement. Because Dr. Hill was employed as an Associate Professor at the University of California, Irvine, or the University, during the period when these patents and patent applications were developed in December 2014, we entered into an agreement with the University pursuant to which the University agreed not to challenge our ownership of these patents and patent applications. In addition, if any material defects are found in the form or preparation of any of our patents or patent applications, such patents or applications may be invalid and unenforceable. Any of these outcomes could impair our ability to prevent competition from third parties, which could harm our business. Moreover, the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. Noncompliance with these requirements can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we fail to maintain the patents and patent applications covering our products or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to our products, which would have a material adverse effect on our business. In addition, patents are limited in term. Once all of the patents covering a particular product of ours in a particular jurisdiction have expired, we will no longer be able to stop competitors from marketing a product that is the same as or similar to our product in that jurisdiction, which could have a material adverse effect on our business.

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

The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Third parties could assert infringement or misappropriation claims against us with respect to our current or future commercial products. Moreover, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that materially and adversely affect our business. Our competitors or other interested parties could also pursue additional patent protection related to their earlier patent disclosures with the intent to cover our products. Whether or not any such claims are valid, we cannot be certain that we have not infringed and will not in the future infringe the intellectual property rights of such third parties or others. Additionally, for business reasons, we have challenged and may in the future seek to invalidate or challenge the intellectual property rights of a third party, including those rights owned by our competitors, before any infringement assertion is made. This action could include seeking a declaration or decision from a court or patent office that one or more of our products do not infringe one or more patents or other intellectual property rights owned by third parties and/or that one or more patents owned by one or more third parties are invalid.

Any infringement or misappropriation claim or validity or infringement challenge could result in significant costs, substantial damages and our inability to manufacture, market or sell our existing or future products that are found to infringe. Even if we were to prevail in any such action, the litigation or administrative proceeding could result in substantial cost and diversion of resources that could materially and adversely affect our business. If a court determined, or if we independently discovered, that our product offerings violated third‑party proprietary rights, there can be no assurance that we would be able to re‑engineer our products to avoid those rights or to obtain a license under those rights on commercially reasonable terms, if at all. As a result, we could be prohibited from selling products that are found to infringe, or we could elect not to sell or to stop selling products that we believe have a substantial probability of infringing a third‑party’s intellectual property rights. Even if obtaining a license were feasible, it may be costly and time‑consuming. A court could also enter orders that temporarily, preliminarily or permanently enjoin us or our customers from making, using, selling, offering to sell, distributing, exporting or importing the iStent or future products, such as the iStent Inject,  iStent SA, iStent Infinite, iStent Supra or iDose Travoprost, or could enter orders mandating that we undertake certain remedial activities. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest, and if we are found to have willfully infringed third‑party rights, could in addition treble the compensatory damages and award attorneys’ fees. These damages could be substantial and could harm our reputation, business, financial condition and results of operations.

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

Many of our employees and consultants were previously employed at or engaged by other medical device, biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees, consultants and contractors, may have executed proprietary rights, non‑disclosure and non‑competition agreements in connection with such previous employment. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know‑how or trade secrets of others in their work for us, we may be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property or disclosed the alleged trade secrets or other proprietary information, of these former employers or competitors. Additionally, we may be subject to claims from third parties challenging our ownership interest in intellectual property we regard as our own, based on claims that our employees or consultants have breached an obligation to assign inventions to another employer, to a former employer, or to another person or entity. Litigation may be necessary to defend against claims, and it may be necessary or we may desire to enter into a license to settle any such claim; however, there can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all. If our defense to those claims fails, in addition to paying monetary damages, a court could prohibit us from using technologies or features that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies or features that are important or essential to our products could have a material adverse effect on our business, and may prevent us from selling our products. In addition, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could have an adverse effect on our business, results of operations and financial condition.

Risks Related to Being a Public Company

If we experience material weaknesses in, or otherwise fail to maintain an effective system of, internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

The Sarbanes‑Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular,

Section 404(a) of the Sarbanes‑Oxley Act requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. We are no longer an “emerging growth company” as of December 31, 2017, and consequently, Section 404(b) of the Sarbanes‑Oxley Act requires our independent registered public accounting firm to annually attest to the effectiveness of our internal control over financial reporting commencing with the year ending December 31, 2017.

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

Risks Related to our Common Stock and Ownership of Our Common Stock

We expect that the price of our common stock may fluctuate substantially.

The market price for our common stock may fluctuate depending upon many factors, including, but not limited to:

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

The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business. We will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline..

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

As of December 31, 2017, we leased or owned approximately 94,000 square feet of office and operations space. This space includes our corporate headquarters and production facilities in San Clemente, California as well as smaller administrative offices and sales offices in the United States, Germany, Australia, Canada, Brazil, Japan and the United Kingdom.

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

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock trades on the NYSE under the symbol “GKOS”. The table below sets forth, for the periods indicated, the high and low intra‑day sales prices per share of our common stock as reported on the NYSE.

	High	Low
2017
First Quarter	$52.49	$33.18
Second Quarter	$52.48	$36.51
Third Quarter	$43.49	$30.22
Fourth Quarter	$36.20	$23.08

	High	Low
2016
First Quarter	$25.97	$14.25
Second Quarter	$30.01	$16.26
Third Quarter	$39.82	$28.26
Fourth Quarter	$39.02	$28.72

As of February 26, 2018, we had 22 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of record holders also does not include stockholders whose shares may be held in trust by other entities.

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

	6/25/2015	12/31/2015	12/30/2016	12/29/2017
GKOS	$100.00	$79.08	$109.87	$82.16
S&P Small Cap 600 index	$100.00	$92.03	$116.47	$131.89
S&P Small Cap 600 Healthcare index	$100.00	$98.73	$100.89	$135.91

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

ITEM 6.SELECTED FINANCIAL DATA

The selected consolidated financial information set forth below for each of the years ended December 31, 2017, 2016, 2015, 2014 and 2013 has been derived from our audited consolidated financial statements. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included in Items 7 and 8, respectively, of this Annual Report on Form 10-K.

	Year ended December 31,
(in thousands, except per share amounts)	2017	2016	2015	2014	2013

Statements of Operations Data:
Net sales	$159,254	$114,397	$71,700	$45,587	$20,946
Cost of sales	21,050	16,177	12,988	11,418	2,535
Gross profit	138,204	98,220	58,712	34,169	18,411
Operating expenses:
Selling, general and administrative	96,260	64,756	43,961	28,135	17,098
In-process research and development	5,320	—	—	—	—
Research and development	38,905	29,223	25,047	19,205	15,511
Total operating expenses	140,485	93,979	69,008	47,340	32,609
(Loss) income from operations	(2,281)	4,241	(10,296)	(13,171)	(14,198)
Loss on deconsolidation of DOSE	—	—	(25,685)	—	—
Total other income (expense), net	2,282	324	(2,307)	(868)	(23)
Provision for income taxes	93	43	33	18	6
Net (loss) income	$(92)	$4,522	$(38,321)	$(14,057)	$(14,227)
Net loss attributable to noncontrolling interest	—	—	(1,080)	(1,931)	(1,588)
Net (loss) income attributable to Glaukos Corporation	$(92)	$4,522	$(37,241)	$(12,126)	$(12,639)
Basic net (loss) income per share attributable to Glaukos Corporation stockholders	$(0.00)	$0.14	$(2.13)	$(5.29)	$(6.21)
Diluted net (loss) income per share attributable to Glaukos Corporation stockholders	$(0.00)	$0.12	$(2.13)	$(5.29)	$(6.21)
Weighted average shares used to compute basic net (loss) income per share attributable to Glaukos Corporation stockholders	34,381	32,928	17,474	2,294	2,036
Weighted average shares used to compute diluted net (loss) income per share attributable to Glaukos Corporation stockholders	34,381	36,459	17,474	2,294	2,036

	As of December 31,
(in thousands)	2017	2016	2015	2014	2013

Balance Sheet Data:
Cash and cash equivalents	$24,508	$6,494	21,572	$2,304	$6,728
Short-term investments	94,506	89,268	69,552	—	—
Net working capital (deficit)	122,672	103,085	83,778	(9,633)	6,487
Total assets	165,836	134,371	116,661	26,021	30,877
Total liabilities	27,634	17,097	21,470	29,546	23,709
Convertible preferred stock	—	—	—	157,379	156,210
Additional paid in capital	331,073	308,815	291,853	8,155	6,073
Total stockholders’ equity (deficit)	138,202	117,274	95,191	(151,299)	(141,298)
Noncontrolling interest	—	—	—	(9,605)	(7,744)
Total equity (deficit)	138,202	117,274	95,191	(160,904)	(149,042)

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected financial data” and our audited consolidated financial statements and related notes included in Items 6 and 8, respectively, of this Annual Report on Form 10-K. This discussion and analysis and other parts of this Annual Report on Form 10-K contain forward-looking statements that reflect our current plans, expectations, estimates and beliefs that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events may differ materially from those discussed in these forward-looking statements. You should carefully read Item 1A - “Risk Factors” included in this Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements and Industry Data.”

Overview

We are an ophthalmic medical technology and pharmaceutical company focused on the development and commercialization of novel surgical devices and sustained pharmaceutical therapies designed to treat glaucoma, one of the world’s leading causes of blindness. We developed Micro‑Invasive Glaucoma Surgery (MIGS) to address the shortcomings of traditional glaucoma treatment options. MIGS procedures involve the insertion of a micro‑scale device or drug delivery system from within the eye’s anterior chamber through a small corneal incision. Our MIGS devices are designed to reduce intraocular pressure by restoring the natural outflow pathways for aqueous humor. Our MIGS drug delivery systems are designed to reduce intraocular pressure by continuously eluting a glaucoma drug from within the eye, potentially providing sustained pharmaceutical therapy for extended periods of time.

Our iStent, a micro‑bypass stent that is designed to reduce intraocular pressure by restoring the natural physiologic pathways for aqueous humor, was the first commercially available MIGS treatment solution. Approved by the United States (U.S.) Food and Drug Administration (FDA) for insertion in combination with cataract surgery, the iStent procedure is currently reimbursed by Medicare and all major national private payors. Our next product, the iStent Inject, includes two stents pre‑loaded in an auto‑injection inserter that are also designed to lower intraocular pressure. The iStent Inject was commercially available in 2017 in certain European Union countries, Canada, Australia, Brazil and South Africa. In these markets, it is approved for use in conjunction with cataract surgery or as a standalone procedure, even though reimbursement may not be available for all such procedures. We are currently seeking FDA approval to market the iStent Inject in the U.S.

We are developing four additional iStent pipeline products: the iStent Inject (in the U.S.), the iStent SA, the iStent Infinite and the iStent Supra. In an effort to obtain approval to market the iStent Inject in the U.S. in conjunction with cataract surgery, we completed a U.S. investigational device exemption (IDE) pivotal trial and submitted a premarket approval application (PMA) for the iStent Inject in 2017. The iStent SA is designed for use as a standalone glaucoma procedure. Similar to the iStent Inject, the iStent SA is a two-stent product that is slightly wider than the iStent Inject and uses a different auto‑injection inserter designed for use in a standalone procedure. The iStent SA is currently being studied in a U.S. pivotal IDE study as a standalone treatment for lowering intraocular pressure in pseudophakic glaucoma patients. We recently submitted an IDE application for the iStent Infinite, which includes three stents pre-loaded in an auto-injection inserter and is intended to lower intraocular pressure in refractory glaucoma patients. The iStent Supra is designed to access an alternative drainage space within the eye and is being evaluated in a U.S. pivotal IDE trial. We completed enrollment for the U.S. pivotal IDE trial for the iStent Supra in 2017.

      We are also pursuing regulatory approval of our first sustained pharmaceutical therapy using our iDose drug delivery system. A U.S. investigational new drug (IND) Phase II study of our initial iDose platform product, iDose Travoprost, was completed in 2017 and we intend to commence U.S. Phase III clinical trials for this product in the first half of 2018. We are also conducting research and development activities to explore other potential drugs that may benefit from the use of the iDose drug delivery system. In addition, other proprietary R&D efforts are underway on early-stage technologies, including, without limitation, an intraocular pressure sensor (IOP) system that is designed to capture and store a glaucoma patient’s short-interval IOP measurements over extended periods of time, and transmit data to the patient’s physician in order to enhance treatment decisions.

Prior to 2016, we had never been profitable and had incurred operating losses in each year since our inception. Our net sales increased to $159.3 million for the year ended December 31, 2017 from $114.4 million and $71.7 million for the years ended December 31, 2016 and 2015, respectively. We incurred a net loss of $0.1 million for the year ended December 31, 2017. We achieved net income of $4.5 million for the year ended December 31, 2016 and we incurred a net loss of $38.3 million for the year ended December 31, 2015.

As of December 31, 2017, we had an accumulated deficit of $192.2 million.

We have made and expect to continue to make significant investments in our global sales force, marketing programs, research and development activities and clinical studies. FDA‑approved IDE studies and new product development programs in our industry are expensive, and we have incurred a significant increase in administrative costs since we began operating as a public company. Accordingly, although we achieved profitability in 2016, we incurred a loss in 2017 and there can be no assurance that we will be profitable in future.

Components of results of operations

Net sales

We currently operate in one reportable segment, ophthalmic medical devices, and substantially all of our net sales are derived from sales of our iStent products, net of customer returns and allowances. We recognize net sales when goods are shipped, title and risk of loss transfer to our customers, persuasive evidence of an arrangement exists and collectability is reasonably assured.

We sell our products through a direct sales organization in the United States, and outside the United States we sell our products primarily through direct sales subsidiaries in sixteen countries and through independent distributors in certain countries in which we do not have a direct presence. The primary end‑user customers for our products are hospitals and surgery centers.

We anticipate our net sales will increase as we expand our global sales and marketing infrastructure and continue to increase awareness of our products by expanding our sales base and increasing our marketing efforts. We also expect that our net sales within a fiscal year may be impacted seasonally and reflect seasonality patterns generally consistent with U.S. cataract procedure volumes, which are typically softer in the first quarter and stronger in the fourth quarter of a given year. However, until recently, our iStent was the only MIGS device approved for sale in the United States by the FDA. Thus, we had for several years commercialized the iStent in the United States without any direct MIGS competitors. Other MIGS devices have now become available in the United States and globally, or are in development by third parties that have entered or could enter the market and which may affect adoption of or demand for our products. These new MIGS products could achieve greater commercial acceptance than our iStent or our pipeline products under development, which may reduce demand for our products and reduce our net sales.

In 2017, the Australian Department of Health (ADOH) initiated a comprehensive review of its Medicare Benefits Schedule (MBS), a list of approximately 5,600 codes used to determine reimbursement. As part of this review, reimbursement of the surgeon fee code for implantation of iStent devices was suspended effective May 1, 2017. Prior to suspension of the code, the Company filed an application with the ADOH to obtain a new code for reimbursement of the surgeon fee. On May 4, 2017 the ADOH created a temporary MBS code for the implantation of iStent and iStent Inject, which is set to expire on December 31, 2018. The Company has submitted a request to the ADOH for the creation of a permanent MBS code for the implantation of iStent and iStent Inject. See Item 1, Business above for additional information.

Cost of sales

Cost of sales reflects the aggregate costs to manufacture our products and includes raw material costs, labor costs, manufacturing overhead expenses and the effect of changes in the balance of reserves for excess and obsolete inventory. We manufacture our iStent products at our headquarters in San Clemente, California using components manufactured by third parties. Due to the relatively low production volumes of our iStent products compared to our potential capacity for those products, a significant portion of our per unit costs is comprised of manufacturing overhead expenses. These expenses include quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management.

Beginning in late 2013, cost of sales has included amortization of the $17.5 million intangible asset we recognized in connection with our royalty buyout agreement with GMP Vision Solutions, Inc. (GMP) in November 2013. See “Indebtedness-Notes payable to GMP Vision Solutions” for additional information. The amortization expense was $3.5 million in each of the years ended December 31, 2017, 2016 and 2015 and is estimated to be $3.0 million in 2018, after which it will be fully amortized.

Beginning in 2015, cost of sales includes a charge equal to a low single‑digit percentage of worldwide net sales of certain current and future products, including our iStent products, with a required minimum annual payment of $500,000, which amount became payable to the Regents of the University of California (University) in connection with our December 2014 agreement with the University (UC Agreement) related to a group of the Company’s U.S. patents (Patent Rights). This ongoing product payment obligation will terminate on the date the last of the Patent Rights expires, which is currently expected to be in 2022.

Under the Protecting Americans from Tax Hikes Act of 2015 (PATH Act), the 2.3% federal medical device excise tax on U.S. sales of medical devices manufactured by us was suspended from January 1, 2016 to December 31, 2017, and, pursuant to HR 195 passed on January 22, 2018, was further suspended through December 31, 2019.

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

Selling, general and administrative

Our selling, general and administrative (SG&A) expenses primarily consist of personnel‑related expenses, including salaries, sales commissions, bonuses, fringe benefits and stock‑based compensation for our executive, financial, marketing, sales, and administrative functions. Other significant SG&A expenses include marketing programs, advertising, conferences and congresses, and travel expenses, as well as the costs associated with obtaining and maintaining our patent portfolio, professional fees for accounting, auditing, consulting and legal services, travel and allocated overhead expenses.

We expect SG&A expenses to continue to grow as we increase our sales and marketing infrastructure globally and our clinical education and general administration infrastructure in the United States. We also expect other nonemployee‑related costs, including sales and marketing program activities for new products, outside services and accounting and general legal costs to increase as our overall operations grow. The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as on the timing of any new product launches and other potential business and operational activities. In addition, we have incurred increased SG&A expenses resulting from becoming a public company, which we expect will increase in 2018 now that, as of the end of fiscal year 2017, we are no longer able to rely on certain “emerging growth company” exemptions that we are afforded under the Jumpstart Our Business Startups Act.

In-process research and development

Our in-process research and development (IPR&D) expense consists of the cost associated with purchasing the IOP Sensor System from DOSE on April 12, 2017. The IOP Sensor System was in the development-stage at the time of purchase.

Research and development

Our research and development (R&D) activities primarily consist of new product development projects, pre‑clinical studies, IDE studies, and other clinical trials. Our R&D expenses primarily consist of personnel‑related expenses, including salaries, fringe benefits and stock‑based compensation for our R&D employees; research materials; supplies and services; and the costs of conducting clinical studies, which include payments to investigational sites and investigators, clinical research organizations, consultants, and other outside technical services and the costs of materials, supplies and travel. We expense R&D costs as incurred. We expect our R&D expenses to increase as we initiate and advance our development programs and clinical trials, the most costly of which are expected to be our iStent Inject, iStent Supra, iDose Travoprost, iStent SA and iStent Infinite product candidates. Additionally, we expect our R&D expenses to increase as we incur developmental spend on the IOP Sensor System product line we purchased from DOSE in April 2017.

Completion dates and costs for our clinical development programs include seeking regulatory approvals and our research programs can vary significantly for each current and future product candidate and are difficult to predict. As a result, while we expect our R&D costs to continue to increase for the foreseeable future, we cannot estimate with any degree of certainty the costs we will incur in connection with the development of our product candidates. We anticipate we will make determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the scientific success of early research programs, results of ongoing and future clinical trials, as well as ongoing assessments as to each current or future product candidate’s commercial potential and our likelihood of obtaining necessary regulatory approvals.

Other income (expense), net

Other income (expense), net primarily consists of interest income derived from our short-term investments, interest expense during the time our secured notes payable were outstanding during 2016, and until the common stock warrants were exercised during the first three months of 2016, changes in the fair value of our stock warrant liability. Also included are unrealized gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar, primarily related to intercompany loans.

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

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. Among other changes, the Act reduces the US federal corporate tax rate from 34 percent to 21 percent for federal tax purposes. In accordance with Staff

Accounting Bulletin 118, as of December 31, 2017, we have not completed the accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on the existing deferred tax balances. In all cases, we will continue to make and refine calculations as additional analysis is completed. In addition, estimates may also be affected as we gain a more thorough understanding of the Act.

We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of the deferred tax balance was $25.2 million, which was fully offset by a decrease in the valuation allowance.

Due to uncertainties which currently exist in the interpretation of the provisions of the Act regarding Internal Revenue Code (IRC) Section 162(m), we are still evaluating the potential impacts of IRC Section 162(m) as amended by the Act.

Results of operations

Comparison of years ended December 31, 2017 and 2016

	Year ended
	December 31,		% Increase
(in thousands)	2017	2016	(decrease)
Statements of operations data:
Net sales	$159,254	$114,397	39%
Cost of sales	21,050	16,177	30%
Gross profit	138,204	98,220	41%
Operating expenses:
Selling, general and administrative	96,260	64,756	49%
In-process research and development	5,320	—	NM
Research and development	38,905	29,223	33%
Total operating expenses	140,485	93,979	49%
(Loss) income from operations	(2,281)	4,241	NM
Total other income, net	2,282	324	604%
Provision for income taxes	93	43	116%
Net (loss) income	$(92)	$4,522	NM

Net sales

Net sales for the years ended December 31, 2017 and 2016 were $159.3 million and $114.4 million, respectively, reflecting an increase of $44.9 million or 39%. The increase in net sales resulted from unit volume increases worldwide, an increase in the average selling price of iStents sold to U.S. ASCs related to an increase in Medicare reimbursement payments, and expansion of the Company’s direct sales operations into new international markets. Net sales in the United States represented $140.9 million and $105.0 million of net sales for the years ended December 31, 2017 and 2016, respectively, increasing by 34%. International sales for the years ended December 31, 2017 and 2016 were $18.4 million and $9.4 million, respectively, increasing by 95%. Net sales at our subsidiaries in Australia, Germany, Japan and the United Kingdom accounted for the majority of the increase internationally.

Cost of sales

Cost of sales for the years ended December 31, 2017 and 2016 were $21.1 million and $16.2 million, respectively, reflecting an increase of $4.9 million or 30%. Our gross margin for the year ended December 31, 2017 was approximately 87% compared to approximately 86% in 2016.

Selling, general and administrative expenses

SG&A expenses for the years ended December 31, 2017 and 2016 were $96.3 million and $64.8 million, respectively, reflecting an increase of $31.5 million or 49%. The increase in SG&A expenses was primarily the result of an increase of approximately $11.7 million in salary and related expenses and stock-based compensation associated with our increased number of domestic employees, an increase in SG&A expenses incurred by our foreign subsidiaries of approximately $8.9 million and an increase of approximately $4.4 million in consulting and professional services fees.

Research and development expenses

R&D expenses for the years ended December 31, 2017 and 2016 were $38.9 million and $29.2 million, respectively, reflecting an increase of $9.7 million or 33%. The increase in R&D expenses primarily resulted due to approximately $6.2 million in salary and related expenses, stock-based compensation, travel and other costs associated with our increased number of personnel, primarily in our clinical and regulatory affairs functions, required to manage the increased number of global clinical studies with associated investigational sites and study investigators, an increase of approximately $2.0 million in product costs for supplies and inventory requisitions for iStent Inject and an increase of approximately $1.8 million in consulting and professional services fees.  Partially offsetting these increases was a reduction in U.S. clinical trial expenses of approximately $1.8 million given we achieved full enrollment in a U.S.-based clinical study during the fiscal year ended 2017.

Other income, net

We had other income, net for the years ended December 31, 2017 and December 31, 2016 of $2.3 million and $0.3 million, respectively. The increase in interest and other income reflects higher interest rates on a comparatively higher balance of short-term investments and the recognition of greater unrealized foreign currency gains due to higher intercompany loan balances.

Provision for income taxes

Our effective tax rate for the year ended 2017 was not meaningful. For the years ended December 31, 2017 and 2016, we recorded a provision for income taxes of $93,000 and $43,000, respectively, which were primarily comprised of federal alternative minimum tax and state income taxes.

Comparison of years ended December 31, 2016 and 2015

	Year ended
	December 31,		% Increase
(in thousands)	2016	2015	(decrease)
Statements of operations data:
Net sales	$114,397	$71,700	60%
Cost of sales	16,177	12,988	25%
Gross profit	98,220	58,712	67%
Operating expenses:
Selling, general and administrative	64,756	43,961	47%
Research and development	29,223	25,047	17%
Total operating expenses	93,979	69,008	36%
Income (loss) from operations	4,241	(10,296)	NM
Loss on deconsolidation of DOSE	—	(25,685)	NM
Total other income (expense), net	324	(2,307)	NM
Provision for income taxes	43	33	30%
Net income (loss)	$4,522	$(38,321)	NM

Net sales

Net sales for the years ended December 31, 2016 and 2015 were $114.4 million and $71.7 million, respectively, reflecting an increase of $42.7 million or 60%. Net sales in the United States represented $105.0 million and $67.7 million of net sales for the years ended December 31, 2016 and 2015, respectively, increasing by 55% and accounting for 87% of the overall increase in net sales. Increases in both the number of customer facilities purchasing our iStent products and the average utilization of iStent in our customers’ available MIGS-appropriate procedures accounted for the growth in unit sales in the United States. International sales for the year ended December 31, 2016 and 2015 were $9.4 million and $4.0 million, respectively, increasing by $5.4 million or 135%, and accounting for 13% of the Company’s worldwide net sales increase. Net sales at our Australian and Canadian subsidiaries accounted for the majority of the increase internationally. Worldwide, increased unit volume due to increased iStent utilization across our expanding customer base was responsible for the majority of the increase in net sales.

Cost of sales

Cost of sales for the years ended December 31, 2016 and 2015 were $16.2 million and $13.0 million, respectively, reflecting an increase of $3.2 million or 25%. Our gross margin for the year ended December 31, 2016 was approximately 86% compared to approximately 82% in 2015. The increased gross margin percentage reflects that our fixed costs within cost of sales, such as certain manufacturing overhead costs and the intangible asset amortization in both the 2016 and 2015 periods, represent a smaller percentage of the larger 2016 revenue amount. Also, there was no medical device excise tax in cost of sales for the year ended 2016 due to the suspension of the excise tax pursuant to the PATH Act.

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

Liquidity and capital resources

From our inception through 2015, we incurred losses and negative cash flow from our operations. For the 12 months ended December 31, 2016, we generated net income of $4.5 million and for the 12 months ended December 31, 2017, we incurred a $0.1 million net loss but generated $25.5 million of cash from operations. As of December 31, 2017, we had an accumulated deficit of approximately $192.2 million. We have funded our operations to date from the sale of equity securities,  including our June 2015 initial public offering (IPO), the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities and cash generated from operations. We have made and expect to continue to make significant investments in our global sales force, marketing programs, research and development activities and clinical studies. FDA‑approved IDE studies and new product development programs in our industry are expensive, and we have also incurred a significant increase in administrative costs since we began operating as a public company in 2015. Accordingly, although we were profitable in 2016, and have generated cash from operations, there can be no assurance that we will continue to be profitable or continue to generate cash from operations.

At December 31, 2017, we had $119.0 million in cash, cash equivalents and short-term investments. We plan to fund our operations and capital funding needs using existing cash and investments and cash generated from commercial operations, and we may seek to obtain additional financing in the future through debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all. We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and cash generated from sales of our iStent products will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date our financial statements for the year ended December 31, 2017 are made publicly available.

Cash flows

Our historical cash outflows have primarily been associated with cash used for operating activities such as the purchase and growth of inventory, expansion of our sales, marketing and R&D activities and other working capital needs; the acquisition of intellectual property; and expenditures related to equipment and improvements used to increase our manufacturing capacity, to improve our manufacturing efficiency and for overall facility expansion. For the year ended December 31, 2017 we generated cash from operations.

The following table is a summary of our cash flows for the periods indicated:

	Year ended
	December 31,
(in millions)	2017	2016	2015

Net cash provided by (used in):
Operating activities	$25.5	$12.3	$(2.2)
Investing activities	(11.7)	(26.1)	(85.6)
Financing activities	4.7	(1.7)	107.1
Exchange rate changes	(0.5)	0.4	—
Net increase (decrease) in cash and cash equivalents	$18.0	$(15.1)	$19.3

At December 31, 2017, our cash, cash equivalents and short-term investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating activities

In the years ended December 31, 2017 and December 31, 2016, our operating activities generated net cash of $25.5 million and $12.3 million, respectively, and in the year ended December 31, 2015, our operating activities used $2.2 million of net cash.

The improvement in net cash generation from operating activities primarily reflects an increase in cash generated from significantly higher net sales of our iStent partially offset by increases in our total operating expenses. For the year ended December 31, 2017, the total net change in operating assets and liabilities provided cash of $2.7 million due to an increase in accounts payable and accrued liabilities of $9.7 million partially offset by increases in accounts receivable and inventory of $6.3 million. The remaining adjustments to reconcile net loss to net cash provided by operating activities provided cash of $22.9 million, primarily consisting of stock‑based compensation expense of $17.6 million and depreciation and amortization of $5.5 million.

For the year ended December 31, 2016, the total net change in operating assets and liabilities reflected cash usage of $6.3 million due to increases in accounts receivable and inventory of $9.7 million, partially offset by an increase in accounts payable of $5.1 million. The remaining adjustments to reconcile net income to net cash used in operating activities provided cash of $14.1 million, primarily consisting of stock‑based compensation expense of $8.8 million and depreciation and amortization of $4.7 million.

For the year ended December 31, 2015, the total net change in operating assets and liabilities reflected cash usage of $3.4 million due to increases in accounts receivable and inventory of approximately $4.0 million, partially offset by an increase in accounts payable of $1.5 million. All other adjustments to reconcile net loss to net cash used in operating activities totaled $39.5 million, primarily consisting of the $25.7 million loss on the deconsolidation of DOSE. The remaining adjustments primarily consisted of stock‑based compensation expense of $7.9 million and depreciation and amortization of $4.3 million.

Investing activities

In the years ended December 31, 2017, 2016 and 2015, we used approximately $11.7 million, $26.1 million and $85.6 million, respectively, of net cash in investing activities.

In the year ended December 31, 2017, we used approximately $94.3 million for purchases of short-term investments, and received proceeds from sales and maturities of short-term investments of $88.9 million.

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

Cash used for purchases of property and equipment was approximately $6.3 million, $6.3 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

We expect to increase our investment in property and equipment in the future as we expand our manufacturing capacity for current and new products, improve our manufacturing efficiency and for overall facility expansion.

Financing activities

In the years ended December 31, 2017, 2016 and 2015, our financing activities provided (used) net cash of $4.7 million, ($1.7) million and $107.1 million of cash, respectively.

In the year ended December 31, 2017, we received net cash proceeds of approximately $4.7 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan.

In the year ended December 31, 2016, we received net cash proceeds of approximately $8.0 million from the exercises of stock options and warrants and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan, and we used net cash of approximately $9.7 million for note payments.

In the year ended December 31, 2015, we received net cash proceeds of approximately $113.6 million from our IPO, approximately $6.9 million in net proceeds from senior secured term and draw-to term loans, and approximately $3.3 million from the exercises of stock options, warrants and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan. Additionally, we used approximately $7.8 million for note payments, approximately

$7.0 million to pay off and fully retire the senior secured term and draw-to term loans, and used approximately $1.9 million for net payments on the line of credit.

Indebtedness

Notes payable to GMP Vision Solutions

In November 2013, we entered into an agreement with GMP pursuant to which we bought out all remaining royalties payable to GMP in connection with the prior January 2017 agreement with GMP in exchange for the issuance of $17.5 million in secured promissory notes to GMP and a party related to GMP. These notes were secured by all of our assets, excluding intellectual property, and were previously subordinate to the rights of our bank lender in connection with our Amended Credit Agreement (as defined below) prior to the repayment in full of that facility in July 2015. The notes carried an interest rate of 5% per annum and required monthly interest‑only payments from November 30, 2013 through December 31, 2014 of $72,900, followed by 24 equal monthly principal and interest payments of $0.8 million, which we began paying on January 31, 2015 and were fully paid as of December 31, 2016. The buyout agreement also calls for payment of up to $2.0 million in the event of a sale of the Company that meets certain criteria. In connection with this buyout agreement, we recognized an intangible asset valued at $17.5 million. After determining that the pattern of future cash flows associated with this intangible asset could not be reliably estimated with a high level of precision, we concluded that the intangible asset would be amortized to cost of sales in our statements of operations on a straight line basis over the estimated useful life of five years.

In each of the years ended December 31, 2017, 2016 and 2015, we recorded related amortization expense of $3.5 million in cost of sales. Estimated amortization expense will be $3.0 million in 2018, after which it will be fully amortized.

Purchase commitments

The Company had $0.9 million in commitments for capital expenditures as of December 31, 2017.

Contractual obligations

The following table summarizes our significant contractual obligations as of December 31, 2017 and the effect those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
Contractual obligations		Less than			More than
(in millions)	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating lease obligations	$5,382	$1,513	$2,618	$1,251	$—
Firm purchase commitments	11,365	9,897	1,468	—	—
Total contractual obligations	$16,747	$11,410	$4,086	$1,251	$—

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

Revenue recognition

Our revenue is generated primarily from sales of our iStent products to customers in the United States and internationally. Our customers are comprised of ASCs, hospitals and distributors in certain international locations where we currently do not have a direct commercial presence. We recognize revenue from product sales when the following criteria are met: goods are shipped, title and risk of loss has transferred to our customers, persuasive evidence of an arrangement exists and collectability is reasonably assured. Persuasive evidence of an arrangement exists when we have a contractual arrangement in place with the customer. Delivery has occurred when a product is shipped. If persuasive evidence of an arrangement exists and delivery has occurred, we determine whether the invoiced amount is fixed or determinable and collectability of the invoiced amount is reasonably assured. We assess whether the invoiced amount is fixed or determinable based on the existing arrangement with the customer, including whether we have sufficient history with a customer to reliably estimate the customer’s payment patterns. We assess collectability by evaluating historical cash receipts and individual customer outstanding balances. To the extent all criteria set forth above are not satisfied at the time of shipment, revenue is recognized when cash is received from the customer.

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

Clinical trial expense accruals

As part of our R&D expenses, we accrue at each balance sheet date the estimated costs of clinical study activities performed by third‑party clinical sites with whom we have agreements providing for fees based upon the quantities of subjects enrolled and clinical evaluation visits that occur over the life of the study. The estimates are determined based upon a review of the agreements and data collected by internal and external clinical personnel as to the status of enrollment and subject visits, and are based upon the facts and circumstances known to us at each financial reporting date. If the actual timing of performance of activities varies from the assumptions used in the estimates, we adjust the accruals accordingly. There have been no material adjustments to our prior period accrued estimates for clinical trial activities through December 31, 2017. If we underestimate or overestimate the activity or fees associated with a study or service at a given point in time, adjustments to R&D expenses may be necessary in future periods. Subsequent changes in estimates may result in a material change in our accruals. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as expense in the period that the related goods are consumed or services are performed.

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

Stock‑based compensation expense

Stock‑based compensation expense for stock options is measured at the date of grant, based on the estimated fair value of the award using the Black‑Scholes option pricing model.

Stock-based compensation expense for restricted stock units is also measured at the date of grant, based on the closing price of our common stock.

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

The estimation of the fair value of each stock‑based option grant or issuance on the date of grant involves numerous assumptions by management. Although we calculate the fair value under the Black‑Scholes option pricing model, which is a standard option pricing model, this model still requires the use of numerous assumptions, including, among others, the expected life (turnover), volatility of the underlying equity security, a risk free interest rate and expected dividends. Because we have a limited operating history as a public company, there is a lack of company‑specific historical and implied volatility data, and therefore we have estimated stock price volatility based upon an index of the historical volatilities of a group of comparable publicly‑traded medical device peer companies. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We have estimated the expected term of our employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The model and assumptions also attempt to account for changing employee behavior as the stock price changes and capture the observed pattern of increasing rates of exercise as the stock price increases. The use of different values by management in connection with these assumptions in the Black‑Scholes option pricing model could produce substantially different results.

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

Foreign currency exchange risk

The financial statements of our foreign subsidiaries and their sales to customers are denominated in the foreign subsidiaries’ respective functional currencies, and therefore we have exposure to foreign currency exchange rates. The remainder of our business is primarily denominated in U.S. dollars. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables would not have been material for the periods presented. As our operations in countries outside of the United States grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Glaukos Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Glaukos Corporation (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss) income, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Irvine, California

February 28, 2018

Glaukos Corporation

Consolidated balance sheets

(in thousands, except par values)

	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$24,508	$6,494
Short-term investments	94,506	89,268
Accounts receivable, net	16,656	14,305
Inventory, net	11,222	6,844
Prepaid expenses and other current assets	2,568	3,032
Restricted cash	—	80
Total current assets	149,460	120,023
Property and equipment, net	11,794	7,593
Intangible assets, net	3,147	6,567
Deferred tax asset, net	235	—
Deposits and other assets	1,200	188
Total assets	$165,836	$134,371
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,244	$2,967
Accrued liabilities	20,449	13,911
Deferred rent	95	60
Total current liabilities	26,788	16,938
Other liabilities	846	159
Total liabilities	27,634	17,097
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized; 34,647 and 33,971 shares issued and 34,619 and 33,943 shares outstanding at December 31, 2017 and 2016, respectively	35	34
Additional paid-in capital	331,073	308,815
Accumulated other comprehensive (loss) income	(591)	648
Accumulated deficit	(192,183)	(192,091)
Less treasury stock (28 shares as of December 31, 2017 and 2016)	(132)	(132)
Total stockholders’ equity	138,202	117,274
Total liabilities and stockholders' equity	$165,836	$134,371

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated statements of operations

(in thousands, except per share amounts)

	Year ended
	December 31,
	2017	2016	2015

Net sales	$159,254	$114,397	$71,700
Cost of sales	21,050	16,177	12,988
Gross profit	138,204	98,220	58,712
Operating expenses:
Selling, general and administrative	96,260	64,756	43,961
In-process research and development	5,320	—	—
Research and development	38,905	29,223	25,047
Total operating expenses	140,485	93,979	69,008
(Loss) income from operations	(2,281)	4,241	(10,296)
Other income (expense), net
Interest and other income	2,326	889	82
Loss on deconsolidation of DOSE	—	—	(25,685)
Loss on extinguishment of debt	—	—	(195)
Interest and other expense, net	(44)	(608)	(1,062)
Change in fair value of stock warrant liability	—	43	(1,132)
Total other income (expense), net	2,282	324	(27,992)
Income (loss) before taxes	1	4,565	(38,288)
Provision for income taxes	93	43	33
Net (loss) income	(92)	4,522	(38,321)
Net loss attributable to noncontrolling interest		—	(1,080)
Net (loss) income attributable to Glaukos Corporation	$(92)	$4,522	$(37,241)
Basic net (loss) income per share, attributable to Glaukos Corporation stockholders	$(0.00)	$0.14	$(2.13)
Diluted net (loss) income per share, attributable to Glaukos Corporation stockholders	$(0.00)	$0.12	$(2.13)
Weighted-average shares used to compute basic net (loss) income per share attributable to Glaukos Corporation stockholders	34,381	32,928	17,474
Weighted-average shares used to compute diluted net (loss) income per share attributable to Glaukos Corporation stockholders	34,381	36,459	17,474

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated statements of comprehensive (loss) income

(in thousands)

	Year ended
	December 31,
	2017	2016	2015

Net (loss) income	$(92)	$4,522	$(38,321)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(1,115)	542	155
Unrealized (loss) gain on short-term investments, net of tax	(124)	55	(148)
Other comprehensive (loss) income	(1,239)	597	7
Total comprehensive (loss) income	(1,331)	5,119	(38,314)
Comprehensive loss attributable to noncontrolling interest	—	—	(1,080)
Comprehensive (loss) income attributable to Glaukos Corporation	$(1,331)	$5,119	$(37,234)

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated statements of convertible preferred stock and stockholders’ equity (deficit)

(in thousands, except per share amounts)

						Accumulated
	Convertible				Additional	other				Non-	Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	Treasury stock		controlling	equity
	Shares	Amount	Shares	Amount	capital	income	deficit	Shares	Amount	interest	(deficit)
Balance at December 31, 2014	21,642	$157,379	2,470	$6	$8,155	$44	$(159,372)	(28)	$(132)	$(9,605)	$(160,904)
Issuance of Series D convertible preferred stock at $18.00 per share in connection with exercises of preferred stock warrants	94	1,698	—	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	(21,736)	(159,077)	21,736	17	159,060	—	—	—	—	—	159,077
Issuance of common stock in initial public offering	—	—	6,900	7	113,582	—	—	—	—	—	113,589
Common stock issued under stock plans	—	—	1,097	2	2,979	—	—	—	—	—	2,981
Exercise of common stock warrant	—	—	6	—	188	—	—	—	—	—	188
Share-based compensation	—	—	—	—	7,889	—	—	—	—	—	7,889
Other comprehensive income	—	—	—	—	—	7	—	—	—	—	7
Deconsolidation of DOSE	—	—	—	—	—	—	—	—	—	10,685	10,685
Net loss	—	—	—	—	—	—	(37,241)	—	—	(1,080)	(38,321)
Balance at December 31, 2015	—	$—	32,209	$32	$291,853	$51	$(196,613)	(28)	$(132)	$—	$95,191
Common stock issued under stock plans	—	—	1,756	2	8,064	—	—	—	—	—	8,066
Exercise of common stock warrant	—	—	6	—	112	—	—	—	—	—	112
Share-based compensation	—	—	—	—	8,786	—	—	—	—	—	8,786
Other comprehensive income	—	—	—	—	—	597	—	—	—	—	597
Net income	—	—	—	—	—	—	4,522	—	—	—	4,522
Balance at December 31, 2016	—	$—	33,971	$34	$308,815	$648	$(192,091)	(28)	$(132)	$—	$117,274
Common stock issued under stock plans	—	—	676	1	4,666	—	—	—	—	—	4,667
Share-based compensation	—	—	—	—	17,592	—	—	—	—	—	17,592
Other comprehensive loss	—	—	—	—	—	(1,239)	—	—	—	—	(1,239)
Net loss	—	—	—	—	—	—	(92)	—	—	—	(92)
Balance at December 31, 2017	—	$—	34,647	$35	$331,073	$(591)	$(192,183)	(28)	$(132)	$—	$138,202

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated statements of cash flows

(in thousands)

	Year ended
	December 31,
	2017	2016	2015

Operating Activities
Net (loss) income	$(92)	$4,522	$(38,321)
Adjustments to reconcile net (loss) income to net cash provided by (used) in operating activities:
Depreciation and amortization	5,482	4,722	4,267
Loss on disposal of fixed assets	6	40	—
Stock-based compensation	17,592	8,786	7,889
Loss on deconsolidation of DOSE	—	—	25,685
Loss on extinguishment of debt	—	—	186
Change in fair value of stock warrant liability	—	(43)	1,132
Unrealized foreign currency (gains) losses	(951)	368	192
Amortization of premium on short-term investments	20	210	51
Amortization of debt discount and deferred financing costs	—	—	15
Deferred rent	722	(31)	91
Changes in operating assets and liabilities:
Accounts receivable, net	(2,181)	(6,791)	(2,163)
Inventory, net	(4,162)	(2,935)	(1,848)
Prepaid expenses and other current assets	494	(1,762)	(755)
Restricted cash	80	—	—
Accounts payable and accrued liabilities	9,741	5,096	1,518
Deferred tax asset, net	(235)	—	—
Other assets	(1,008)	127	(127)
Net cash provided by (used in) operating activities	25,508	12,309	(2,188)
Investing activities
Purchases of property and equipment	(6,311)	(6,278)	(877)
Purchase of iDOSE product line and related assets from DOSE Medical	—	—	(15,000)
Purchases of short-term investments	(94,307)	(75,192)	(69,751)
Proceeds from sales and maturities of short-term investments	88,891	55,354	—
Net cash used in investing activities	(11,727)	(26,116)	(85,628)
Financing activities
Proceeds from public offering, net of issuance costs	—	—	113,589
Proceeds from senior secured term and draw-to term loans	—	—	6,852
Payments of senior secured term and draw-to term loans	—	—	(7,000)
Proceeds from line of credit	—	—	1,750
Payments of line of credit	—	—	(3,600)
Payments of subordinated notes	—	(9,696)	(7,804)
Proceeds from exercise of stock options	3,699	6,059	1,734
Share purchases under Employee Stock Purchase Plan	968	1,945	1,161
Proceeds from exercise of stock warrants	—	50	428
Net cash provided by (used in) financing activities	4,667	(1,642)	107,110
Effect of exchange rate changes on cash and cash equivalents	(434)	371	(26)
Net increase (decrease) in cash and cash equivalents	18,014	(15,078)	19,268
Cash and cash equivalents at beginning of period	6,494	21,572	2,304
Cash and cash equivalents at end of period	$24,508	$6,494	$21,572
Supplemental disclosures of cash flow information
Interest paid	$—	$285	$834
Taxes paid, net of refunds	$12	$513	$25
Supplemental schedule of noncash investing and financing activities
Purchase of intangible assets in exchange for future payments	$—	$—	$243
Conversion of preferred stock into common stock	$—	$—	$159,077
Reduction of liability upon vesting of stock options previously exercised for unvested stock	$4	$62	$86

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Notes to consolidated financial statements

1.Organization and basis of presentation

Organization and business

Glaukos Corporation (Glaukos or the Company), incorporated in Delaware on July 14, 1998, is an ophthalmic medical technology and pharmaceutical company focused on the development and commercialization of novel surgical devices and sustained pharmaceutical therapies designed to treat glaucoma, one of the world’s leading causes of blindness. The accompanying consolidated financial statements include the accounts of Glaukos, its wholly owned subsidiaries and, through June 30, 2015, affiliated entity DOSE Medical Corporation (DOSE) (see Note 11). All significant intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

Liquidity

From inception through 2015, the Company was not profitable and incurred operating losses in each year. For the year ended December 31, 2017, the Company incurred a net loss of $0.1 million, generated $25.5 million of cash from operations and as of December 31, 2017 had an accumulated deficit of $192.2 million. For the year ended December 31, 2016, the Company generated net income of approximately $4.5 million.  The Company has financed operations to date primarily through private placements of equity securities, the issuance of common stock in the initial public offering (IPO) completed in June 2015, debt financings and cash generated by its commercial operations. While the Company became profitable in 2016, it may not be able to sustain profitability on a recurring basis in the future, as evidenced by losses incurred in 2017. The Company plans to fund its operations and capital funding needs using existing cash and investments, cash generated from commercial operations, and through future debt and equity financings. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to it, or at all. Any equity financing may result in dilution to existing stockholders and any additional debt financing may include restrictive covenants. As of December 31, 2017, the Company had cash, cash equivalents and short-term investments totaling $119.0 million and net working capital of $123.0 million. The Company has performed an analysis and concluded substantial doubt does not exist with respect to the Company being able to continue as a going concern through one year from the date of issuance of the consolidated financial statements for the year ended December 31, 2017.

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

Acquisition of the IOP Sensor System and certain assets from DOSE Medical

On April 12, 2017, the Company entered into an IOP Sensor System Purchase Agreement (the Purchase Agreement), between the Company and DOSE, to purchase from DOSE its intraocular pressure (IOP) sensor system, including all patents, license rights and tangible assets, and to assume certain liabilities related thereto (collectively, the IOP Sensor System), for consideration consisting of an initial cash payment of $5.5 million, plus performance-based consideration of up to $9.5 million upon achievement of certain development, clinical and regulatory milestones. The Company completed the purchase of the IOP Sensor System concurrent with the execution of the Purchase Agreement.

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

DOSE was previously a wholly-owned subsidiary of the Company. In 2010, it was spun-out as a standalone entity and was accounted for as a consolidated variable interest entity. In 2015, the Company acquired the iDose product line and related assets from DOSE for a cash payment of $15.0 million and upon the acquisition, the Company derecognized DOSE as a consolidated entity in the financial statements. In addition to an asset purchase, the parties agreed to an amended and restated patent license agreement and an amended and restated transition services agreement that provides for limited support from the Company to DOSE for a period of up to three years, which period was extended through June 30, 2021 in connection with the Purchase Agreement (see Note 11).

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

Use of estimates

The preparation of the financial statements in conformity with GAAP requires management to make informed estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the accompanying consolidated financial statements relate to revenue recognition and stock‑based compensation expense. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, this process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements.

Foreign currency translation

The accompanying consolidated financial statements are presented in United States (U.S.) dollars. The Company considers the local currency to be the functional currency for its international subsidiaries. Accordingly, their assets and liabilities are translated into U.S. dollars using the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing throughout the periods presented. Currency translation adjustments arising from period to period are charged or credited to accumulated other comprehensive (loss) income in stockholders’ equity. For the year ended December 31, 2017, the Company reported a loss from foreign currency translation adjustments of approximately $1.1 million, and for the years ended December 31, 2016 and 2015, the Company reported income from foreign currency translation adjustments of approximately $0.5 million and $0.2 million, respectively.

Realized gains and losses resulting from foreign currency transactions are included in selling, general and administrative expense in the consolidated statements of operations. For the year ended December 31, 2017, the Company reported a foreign currency transaction gain of approximately $0.1 million, and for the years ended December 31, 2016 and 2015, the Company reported foreign currency transaction losses of approximately $0.2 million and $0.1 million, respectively.

Unrealized gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, primarily gains and losses on intercompany loans, are included in the consolidated statements of operations as a component of other income, net. For the year ended December 31, 2017, the Company reported a net foreign currency transaction gain of $1.0 million and for the years ended December 31, 2016 and 2015, the Company reported net foreign currency transaction losses of $0.4 million and $0.2 million, respectively.

Cash, cash equivalents and short-term investments

The Company invests its excess cash in marketable securities, including money market funds, money market securities, bank certificates of deposit, corporate bonds, corporate commercial paper, U.S. government bonds and U.S. government agency bonds. For financial reporting purposes, liquid investment instruments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents are recorded at face value or cost, which approximates fair market value. From time to time, the Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Commission (FDIC). Investments are stated at fair value as determined by quoted market prices. Investments are considered available‑for‑sale and, accordingly, unrealized gains and losses are included in accumulated other comprehensive (loss) income within stockholders’ equity.

The Company’s entire investment portfolio, except for restricted cash, is considered to be available for use in current operations and, accordingly, all such investments are stated at fair value using quoted market prices and classified as current assets, although the stated maturity of individual investments may be one year or more beyond the balance sheet date. The Company did not have any trading securities or restricted investments at December 31, 2017, 2016 and 2015.

Realized gains and losses and declines in value, if any, judged to be other‑than‑temporary on available‑for‑sale securities, are reported in other income, net. When securities are sold, any associated unrealized gain or loss previously reported as a separate component of stockholders’ equity is reclassified out of stockholders’ equity and recorded in the statements of operations in the period sold using the specific identification method. Accrued interest and dividends are included in other income, net. The Company periodically reviews its available‑for‑sale securities for other‑than‑temporary declines in fair value below the cost basis, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Concentration of credit risk and significant customers

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has established guidelines regarding investment instruments and their maturities which are designed to maintain preservation of principal and liquidity. The Company believes that the concentration of credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms and the level of credit worthiness of its customers. During 2017, 2016 and 2015, none of the Company’s customers accounted for more than 10% of revenues.

Accounts receivable

The Company sells its products directly to hospitals, surgery centers and distributors in the U.S. and internationally. The Company periodically assesses the payment performance of these customers and establishes reserves for anticipated losses when necessary, which losses historically have not been significant and have not exceeded management’s estimates. Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts based on historical collection experience and expectations of future collection based on current market conditions. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses. Account balances are charged against the allowance when it is probable the receivable will not be recovered. The Company’s allowance for doubtful accounts was approximately $0.6 million,  $0.5 million and $0.1 million as of December 31, 2017, 2016 and 2015, respectively. Additionally, no customers accounted for more than 10% of net accounts receivable as of either date.

The Company generally permits returns of product from customers if such product is returned in a timely manner and in good condition. Estimated allowances for sales returns are based upon the Company’s historical patterns of product returns matched against sales, and management’s evaluation of specific factors that may increase or decrease the risk of product returns. The Company’s sales return reserve was approximately $0.3 million, $0.2 million and $0.1 million as of December 31, 2017, 2016 and 2015, respectively.

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

All long lived assets are reviewed for impairment in value when changes in circumstances dictate, based upon undiscounted future operating cash flows, and appropriate losses are recognized and reflected in current earnings to the extent the carrying amount of an asset exceeds its estimated fair value, determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets. The Company recorded no impairment charges during 2017 and 2015 and $14,000 in 2016.

Intangible assets

Intangible assets are recorded at cost and are amortized over the estimated useful life. Intangible assets in the accompanying balance sheets are currently comprised of the cost of the Company’s buyout of a royalty payment obligation and the value of non-compete agreements entered with three former international distributors. (See Note 5).

Fair value of financial instruments

The carrying amounts of cash equivalents, accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short‑term nature of those instruments.

The valuation of assets and liabilities is subject to fair value measurements using a three‑tiered approach and fair value measurements are classified and disclosed by the Company in one of the following three categories:

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

Advertising costs

All advertising costs are expensed as incurred. Advertising costs incurred during the years ended December 31, 2017, 2016 and 2015 were approximately $2.1 million, $1.6 million and $0.8 million, respectively.

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

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. Among other changes, the Act reduces the US federal corporate tax rate from 34 percent to 21 percent. In accordance with Staff Accounting Bulletin 118, as of December 31, 2017, the Company has not completed the accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances. In all cases, the Company will continue to make and refine calculations as additional analysis is completed. In addition, estimates may also be affected as the Company gains a more thorough understanding of the Act.

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for federal tax purposes. However, the Company is still analyzing certain aspects of the Act and refining calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of the deferred tax balance was $25.2 million, which was fully offset by a decrease in the valuation allowance.

Due to uncertainties which currently exist in the interpretation of the provisions of the Act regarding Internal Revenue Code (IRC) Section 162(m), the Company is still evaluating the potential impacts of IRC Section 162(m) as amended by the Act.

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

At each financial reporting date, the Company accrues the estimated costs of clinical study activities performed by third party clinical sites with whom the Company has agreements that provide for fees based upon the quantities of subjects enrolled and clinical evaluation visits that occur over the life of the study. The cost estimates are determined based upon a review of the agreements and data collected by internal and external clinical personnel as to the status of enrollment and subject visits, and are based upon the facts and circumstances known to the Company at each financial reporting date. If the actual performance of activities varies from the assumptions used in the cost estimates, the accruals are adjusted accordingly. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2017.

Stock‑based compensation

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

The fair value of restricted stock unit (RSU) awards made to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date.

Comprehensive (loss) income

All components of comprehensive (loss) income, including net (loss) income, are reported in the financial statements in the period in which they are recognized. Comprehensive (loss) income is defined as the change in equity during a period from transactions and other events and circumstances from non‑owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments.

Net (loss) income per share

Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents.

For periods when the Company realizes a net loss, no common stock equivalents are included in the calculation of weighted average number of dilutive common stock equivalents as the effect of applying the treasury stock method is considered anti-dilutive.

For periods when the Company realizes net income, diluted net income per share is calculated by dividing the net income by the weighted average number of common shares plus the sum of the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method. Common stock equivalents are comprised of stock options outstanding under the Company’s stock option plans, shares issuable under the Company’s Employee Stock Purchase Plan (ESPP), and stock warrants.

The Company’s computation of net (loss) income per share is as follows (in thousands, except per share amounts):

		As of
		December 31,
	2017	2016	2015

Numerator:
Net (loss) income - basic	$(92)	$4,522	$(37,241)
Denominator:
Weighted average number of common shares outstanding - basic	34,381	32,928	17,474
Common stock equivalents from outstanding common stock options	-	3,514	-
Common stock equivalents for ESPP	-	16	-
Common stock equivalents from outstanding common stock warrants	-	1	-
Weighted average number of common shares outstanding - diluted	34,381	36,459	17,474

Basic net (loss) income per share	$(0.00)	$0.14	$(2.13)

Diluted net (loss) income per share	$(0.00)	$0.12	$(2.13)

Potentially dilutive securities not included in the calculation of diluted net (loss) income per share because to do so would be anti‑dilutive were as follows (in common stock equivalent shares, in thousands):

	As of
	December 31,
	2017	2016	2015

Stock options outstanding	5,689	1,099	5,701
Employee stock purchase plan	28	—	89
Common stock warrants outstanding	—	—	6
	5,717	1,099	5,796

Recently adopted accounting pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which modifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards, and classification in the statement of cash flows. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments were effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods and the Company adopted ASU 2016-09 in its first quarter 2017. As a result of the prospective adoption of ASU 2016-09 on January 1, 2017, excess tax benefits of $13.1 million were recorded to the Company’s net operating loss carryover resulting in an increase in the Company’s deferred tax assets with an identical increase in the associated valuation allowance, and no prior periods have been adjusted.

Recently issued accounting pronouncements not yet adopted

In May 2014, the FASB issued guidance in ASU 2014-09 which was codified in Accounting Standards Codification (ASC) 606, Revenue Recognition – Revenue from Contracts with Customers (ASC 606). ASC 606 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and is principles-based, such that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

ASU 2015-14 deferred the effective date of ASC 606 to annual reporting periods beginning after December 15, 2017 (including interim periods within those periods) and while early adoption is permitted, the Company adopted ASC 606 on January 1, 2018. Companies are required to apply ASC 606 retrospectively; however, companies may use either a full retrospective or a modified retrospective approach when adopting the standard. The Company will be using the modified retrospective approach, and adoption of ASC 606 will not result in a cumulative catch-up adjustment to the opening balance sheet of retained earnings at the effective date.

The Company has performed an analysis and does not believe adoption of the standard will have a material impact on its consolidated financial statements with the exception of enhanced disclosure requirements required by ASC 606. In the analysis, the Company has concluded it generally has one performance obligation, the transaction price is not impacted by any variable consideration or other factors noted in ASC 606, except for offering a right of return, and the Company’s performance obligations are generally satisfied when products are shipped.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASC 2016-18), which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows. ASU 2016-18 was effective for the Company starting January 1, 2018. Currently, the Company's restricted cash balance is not significant and the Company does not expect the adoption of the guidance will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), clarifying the definition of a business. The amendments are intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. When substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. This introduces an initial required screening that, if met, eliminates the need for further assessment. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. To be a business without outputs, there will need to be an organized workforce. The ASU also narrows the definition of the term “outputs” to be consistent with how it is described in ASC 606, Revenue Recognition - Revenue from Contracts with Customers. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods with early adoption permitted. The Company does not expect the adoption of the guidance will have a material impact on its consolidated financial statements.

3.Balance sheet details

Short-term investments

Short-term investments consisted of the following (in thousands):

		At December 31, 2017
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government bonds	less than 2	$1,799	$—	$(17)	$1,782
U.S. government agency bonds	less than 2	2,698	—	(17)	2,681
Bank certificates of deposit	less than 1	10,300	1	(3)	10,298
Commercial paper	less than 1	11,598	—	(5)	11,593
Corporate notes	less than 3	51,532	6	(121)	51,417
Asset-backed securities	less than 3	16,796	—	(61)	16,735
Total		$94,723	$7	$(224)	$94,506

		At December 31, 2016
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	1-3	$9,535	$2	$(22)	$9,515
Bank certificates of deposit	less than 2	11,101	13	(1)	11,113
Commercial paper	less than 1	17,011	1	(2)	17,010
Corporate notes	less than 3	45,178	7	(61)	45,124
Asset-backed securities	less than 2	6,503	3	—	6,506
Total		$89,328	$26	$(86)	$89,268

Accounts receivable, net

Accounts receivable consisted of the following (in thousands):

	December 31,
	2017	2016

Accounts receivable	$17,248	$14,800
Less allowance for doubtful accounts	(592)	(495)
	$16,656	$14,305

Inventory, net

Inventory consisted of the following (in thousands):

	December 31,
	2017	2016

Finished goods	$4,225	$2,014
Work in process	2,368	2,105
Raw material	4,629	2,725
	$11,222	$6,844

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	December 31,
	2017	2016

Buildings	$874	$874
Equipment	8,311	5,342
Furniture and fixtures	1,382	639
Leasehold improvements	4,568	3,474
Computer equipment and software	1,980	1,239
Construction in progress	1,134	1,320
	18,249	12,888
Less accumulated depreciation and amortization	(6,455)	(5,295)
	$11,794	$7,593

Depreciation and amortization expense related to property and equipment was $2.1 million, $1.1 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2017	2016

Accrued contract payments (see Note 10)	$1,033	$823
Accrued sales commissions	506	1,641
Accrued clinical study payments	609	1,167
Accrued bonuses	9,106	6,122
Accrued vacation benefits	2,121	1,382
Accrued Employee Stock Purchase Plan liability	1,517	4
Other accrued liabilities	5,557	2,772
	$20,449	$13,911

4.Fair value measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market‑based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2017 and 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands). The Company did not have any financial liabilities measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016.

	At December 31, 2017
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$2,370	$2,370	$—	$—
U.S. government agency bonds (ii)	2,681	—	2,681	—
U.S. Government bonds (ii)	1,782	—	1,782	—
Bank certificates of deposit (ii)	10,298	—	10,298	—
Commercial paper (ii)(iii)	14,593	—	14,593	—
Corporate notes (ii)	51,417	—	51,417	—
Asset-backed securities (ii)	16,735	—	16,735	—
Total assets	$99,876	$2,370	$97,506	$—

(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the consolidated balance sheets.
(ii)	Included in short-term investments on the consolidated balance sheets.
(iii)

One commercial paper investment totaling $3,000 (in thousands) is included in cash and cash equivalents on the condensed consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the condensed consolidated balance sheets.

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

The Company concluded that the $17.5 million transaction represented the purchase of an intangible asset. The Company estimated a useful life of five years over which the intangible asset is being amortized to cost of sales in the accompanying statements of operations, which amortization period was determined after consideration of the projected outgoing royalty payment stream had the Buyout Agreement not occurred, and the remaining life of the patents obtained in the Original GMP Agreement. After determining that the pattern of future cash flows associated with this intangible asset could not be reliably estimated with a high level of precision, the Company concluded that the intangible asset will be amortized on a straight‑line basis over the estimated useful life. For each of the years ended December 31, 2017, 2016 and 2015, the Company recorded amortization expense of $3.5 million related to this intangible asset in cost of sales.

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

Intangible assets

In 2015, the Company entered into agreements with two international distributors pursuant to which their distribution rights with the Company were terminated effective as of December 31, 2015. In 2016 and 2017, the Company entered into agreements with two additional international distributors pursuant to which their distribution rights with the Company were terminated effective as of January 1, 2017 and March 31, 2017, respectively. As part of the agreements the distributors agreed to provide certain services to, and not compete with, the Company for one-to-two years in exchange for payments calculated based on single-digit percentages of the Company’s future revenues in those years in the respective countries that had comprised their distributors’ territories. Management recorded the estimated fair value of the non-compete provisions as intangible assets. As of December 31, 2017, the net non-compete intangible assets totaled approximately $0.2 million, and are being amortized on a straight-line basis to selling, general and administrative expense over the one-to-two year period. For the years ended December 31, 2017 and 2016, the Company recorded amortization expense related to the non-compete provisions of approximately $0.3 million and $0.2 million, respectively.

The following reflects the composition of intangible assets, net (in thousands):

	December 31,	December 31,
	2017	2016

GMP royalty buyout	$17,500	$17,500
Non-compete agreements	524	243
	18,024	17,743
Accumulated amortization	(14,877)	(11,176)
Total	$3,147	$6,567
Weighted average amortization period (in months)	60	60

Estimated amortization expense will be $3.1 million in 2018 after which the above mentioned intangible assets will be fully amortized.

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

The Company has historically granted stock options, but the Company began to award RSU grants to certain employees during the fiscal year ended 2017. RSU awards vest 25% on each of the first, second, third and fourth anniversaries of the grant date.

The purpose of these plans is to provide incentives to employees, directors and nonemployee consultants. The Company no longer grants any awards under the 2001 Stock Plan and the 2011 Stock Plan. The maximum term of any stock options granted under the Stock Plans is 10 years. Stock options generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly or annually over the remaining three years. Stock options are granted at exercise prices at least equal to the fair value of the underlying stock at the date of the grant.

The ESPP permits eligible employees to purchase shares of the Company’s common stock, using contributions via payroll deduction of up to 15% of their earnings, at a price per share equal to 85% of the lower of the stock’s fair market value on the offering date or purchase date. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

As of January 1, 2018, the Company has reserved an aggregate of 9.5 million shares of common stock for issuance under the 2015 Stock Plan, and 1.5 million shares of common stock for issuance under the ESPP.

Stock options granted pursuant to the 2001 Stock Plan and 2011 Stock Plan permitted optionees to elect to exercise unvested options in exchange for restricted common stock. All unvested shares issued upon the early exercise of stock options, so long as they remain unvested, are subject to the Company’s right of repurchase at the optionee’s original exercise price for a 90‑day period beginning on the date that an optionee’s service with the Company voluntarily or involuntarily terminates. Consistent with authoritative guidance, early exercises are not considered exercises for accounting purposes. Cash received for the exercise of unvested options is recorded as a liability, which liability is released to equity at each reporting date as the shares vest. During the years ended December 31, 2017, 2016 and 2015, there were option exercises for 0, 0 and 337 unvested shares, respectively. As of December 31, 2017 and 2016, 27 and 977 shares, respectively, remained subject to a repurchase right by the Company. As of December 31, 2017 and 2016, the related liability, which is included in other accrued liabilities in the accompanying consolidated balance sheets, was approximately $0 and $4,000, respectively.

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

Stock options

The following table summarizes stock option activity under the 2001 Stock Plan, 2011 Stock Plan and 2015 Stock Plan (in thousands):

	Number of		Weighted-
	shares	Weighted-	average	Aggregate
	underlying	average	remaining	intrinsic
	options	exercise price	contractual	value (in
	(in thousands)	per share	life (in years)	thousands)
Outstanding at December 31, 2014	5,657	$3.93	6.3	$16,131
Granted	1,139	18.07
Exercised	(1,022)	1.70		9,174
Canceled/forfeited/expired	(73)	6.56
Outstanding at December 31, 2015	5,701	$7.10	6.7	$102,390
Granted	1,979	21.24
Exercised	(1,660)	3.65		42,458
Canceled/forfeited/expired	(109)	20.00
Outstanding at December 31, 2016	5,911	$12.59	7.3	$129,591
Granted	1,877	43.85
Exercised	(639)	5.76		22,105
Canceled/forfeited/expired	(123)	23.79
Outstanding at December 31, 2017	7,026	$21.36	7.3	$69,555
Vested and expected to vest at December 31, 2017	6,893	$21.13	7.2	$69,080
Exercisable at December 31, 2017	3,687	$10.58	5.9	$57,987

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock on the date of exercise.

The weighted average estimated grant date fair value per share of stock options granted during the years ended December 31, 2017, 2016 and 2015 was $20.62, $10.81 and $9.77, respectively.

The total fair value of stock options that vested during the years ended December 31, 2017 and 2016 was $12.9 million and $5.7 million, respectively.

Restricted Stock Units

The following table summarizes the activity of unvested restricted stock units under the Stock Plans during the year ended December 31, 2017 (in thousands):

Weighted-
	Number of	average
	shares	grant date
	(in thousands)	fair value
Unvested at December 31, 2016	—	$—
Granted	173	39.10
Vested	—	—
Canceled/forfeited	—	—
Unvested at December 31, 2017	173	39.10

No restricted stock units vested during the year ended December 31, 2017.

Valuation and expense recognition of stock-based awards

The Company accounts for the measurement and recognition of compensation expense for all share‑based awards made to the Company’s employees and nonemployees based on the estimated fair value of the awards.

The fair value of RSU awards made to employees and nonemployees is equal to the closing marking proce of the Company’s common stock price on the grant date.

The Company uses the Black‑Scholes option‑pricing model to estimate the fair value of stock options and shares purchased under the ESPP. The determination of fair value using the Black‑Scholes option‑pricing model is affected by the estimated fair market value per share of the Company’s common stock as well as assumptions regarding a number of highly complex and subjective variables, including expected stock price volatility, risk‑free interest rate, expected dividends and expected option life and generally requires significant management judgment to determine.

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

Expected volatility. The Company only recently began to have publicly traded equity and has a limited operating history and a lack of Company‑specific historical and implied volatility data, and therefore has estimated its stock price volatility based upon an index of the historical volatilities of a group of comparable publicly‑traded medical device peer companies. The historical volatility data was computed using the historical daily closing prices for the selected peer companies’ shares during the equivalent period of the calculated expected term of the Company’s stock options. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

Stock‑based awards to employees

The weighted‑average assumptions used to estimate the fair value of stock options granted to employees were as follows:

	Year ended
	December 31,
	2017	2016	2015
Risk-free interest rate	2.13%	1.59%	1.77%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	46.5%	52.9%	56.0%
Expected term (in years)	6.04	6.04	6.07

Forfeiture rate. The Company reduces employee share‑based compensation expense for estimated forfeitures. Forfeitures are estimated at the time of grant based on historical experience, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The weighted‑average per share exercise price of options granted to employees during the years ended December 31, 2017, 2016 and 2015 was $43.85, $21.24 and $17.79, respectively.

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

Through December 31, 2016, in conjunction with various consulting agreements, the Company issued options to nonemployees to purchase 891,400 shares of common stock at exercise prices ranging from $0.25 to $25.91 per share. For the years ended December 31, 2017, 2016 and 2015, the Company recorded nonemployee stock‑based compensation expense of $0.5 million, $0.8 million and $1.1 million, respectively. No stock options were issued to nonemployees in 2017.

The following table summarizes the allocation of stock‑based compensation related to stock options and restricted stock units in the accompanying consolidated statements of operations (in thousands):

	Year ended
	December 31,
	2017	2016	2015

Cost of sales	$597	$233	$251
Selling, general & administrative	13,006	6,475	5,773
Research and development	3,989	2,078	1,865
Total	$17,592	$8,786	$7,889

In the years ended December 31, 2017, 2016, and 2015, the related tax benefits were $5.4 million, $9.9 million and $0.5 million, respectively, relating to stock-based compensation.

At December 31, 2017, the total unamortized stock‑based compensation expense is approximately $49.5 million. Of the approximately $49.5 million in unamortized stock-based compensation expense, $43.9 million is attributable to stock options and is to be recognized over the stock options’ remaining vesting terms of approximately 4.0 years (2.7 years on a weighted average basis). The remaining $5.6 million is attributable to restricted stock units and is to be recognized over the restricted stock units’ vesting terms of approximately 4.0 years (3.5 years on a weighted-average basis).

The total stock-based compensation cost capitalized in inventory was $0.1 million, $0.1 million and $43,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Common stock reserved for future issuance

Common stock reserved for issuance is as follows (in thousands):

As of
December 31,
2017

Stock options issued and outstanding—2001 Plan	811
Stock options issued and outstanding—2011 Plan	2,001
Stock options issued and outstanding—2015 Plan	4,388
Employee stock purchase plan	838
Authorized for future stock awards or option grants	3,443
11,481

8.Income taxes

United States and foreign income (loss) before income taxes was as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
United States	$12,543	$12,214	$(36,750)
Foreign	(12,542)	(7,649)	(1,538)
Total	$1	$4,565	$(38,288)

The provision for income taxes was as follows (in thousands):

	December 31,
	2017	2016	2015
Current:
Federal	$235	$(28)	$—
State	93	71	33
Foreign	—	—	—
	328	43	33
Deferred:
Federal	(235)	—	—
State	—	—	—
Foreign	—	—	—
	(235)	—	—
Provision for income taxes	$93	$43	$33

The tax provision for the noncontrolling interest was $0 in 2015; therefore, no tax benefit or expense was allocated to the net loss attributable to noncontrolling interest.

The reconciliations of the U.S. federal statutory tax expense to the combined effective tax provision are as follows:

	Year ended
	December 31,
(amounts in thousands)	2017	2016	2015
Statutory rate of tax expense	$-	$1,552	$(13,018)
State income taxes, net of federal benefit	(17)	530	(1,347)
Permanent and other items	(5,199)	789	1,307
Deconsolidation of DOSE	-	-	4,558
Nondeductible offering costs	-	7	-
Research credits	(2,215)	(1,945)	(1,745)
Uncertain tax positions	1,108	940	865
Change in tax rate	1,013	1,337	68
Tax Cuts and Jobs Act	25,216	-	-
Valuation allowance	(19,813)	(3,167)	9,345
Provision for income taxes	$93	$43	$33

Significant components of the Company’s net deferred tax assets at December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$37,571	$41,144
Tax credits	6,713	4,913
Depreciation and amortization	10,765	16,748
Stock-based compensation	7,184	5,310
Reserves and accruals	3,739	3,920
Other, net	—	233
Total deferred tax assets	65,972	72,268

Deferred tax liabilities:
Other, net	$(42)	$—

Valuation allowance	(65,695)	(72,268)
Net deferred tax assets	$235	$—

Based on the weight of available evidence, management has established a valuation allowance for all of the deferred tax assets, with the exception of known refundable federal credits, as it is more likely than not that the deferred tax assets will not be realized. The net change in the valuation allowance was $(6.6) million in 2017.

At December 31, 2017, the Company had approximately $125.7 million, $94.2 million and $18.0 million of net operating loss carryforwards for federal, state and foreign purposes, respectively, available to offset future taxable income. The federal and state net operating loss carryforwards begin to expire in 2018 and 2028, respectively. The tax losses in foreign jurisdictions, if not utilized sooner, will begin to expire no earlier than 2023.

At December 31, 2017, the Company had federal and state research and development credit carryforwards of $7.5 million and $7.0 million, respectively, which begin to expire in 2021 for federal purposes and carry over indefinitely for state purposes.

Utilization of the net operating loss and tax credit carryforwards will be subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code of 1986 and similar state provisions due to several ownership changes that have occurred previously or that could occur in the future. These ownership changes will limit the amount of net operating loss and tax credit carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax. In general, all ownership changes as defined by IRC Section 382 result from transactions increasing ownership of certain stockholders in the stock of the Company by more than 50 percentage points over a three‑year period. An analysis was performed by the Company which indicated that several ownership changes have occurred in previous years which created annual limitations on the Company’s ability to utilize net operating loss and tax credit carryforwards. Such limitations will result in approximately $0.1 million of tax benefits related to net operating loss and tax credit carryforwards that will expire unused. Accordingly, the related net operating loss and tax credit carryforwards have been removed from deferred tax assets accompanied by a corresponding reduction in the valuation allowance. The Company has not, however, conducted a IRC Section 382 study for any periods subsequent to December 31, 2009 and as such, the Company cannot provide any assurance that a change in ownership within the meaning of IRC has not occurred since that date.  Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The Company considers all earnings and profits of its foreign subsidiaries to be indefinitely reinvested. Due to losses incurred, there are no unrecorded income taxes associated with unrepatriated foreign earnings as of December 31, 2017.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2017, 2016 and 2015, excluding interest and penalties, is as follows (in thousands):

	December 31,
	2017	2016	2015
Balance at beginning of the year	$5,947	$4,848	$4,066
Reductions for tax positions—prior years	—	(49)	(284)
Additions for tax positions—current year	1,280	1,148	1,066
Balance at end of the year	$7,227	$5,947	$4,848

As of December 31, 2017, there would be no impact on the effective tax rate if the uncertain tax benefits were recognized.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest and penalties associated with uncertain tax positions as of December 31, 2017, 2016 and 2015. It is not anticipated that there will be a significant change in the unrecognized tax benefits over the next 12 months.

Due to the Company’s net operating loss carryforwards, its federal, state and foreign income tax returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

The Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. Among other changes, the Act reduces the US federal corporate tax rate from 34 percent to 21 percent. In accordance with Staff Accounting Bulletin 118, as of December 31, 2017, the Company has not completed the accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances. In all cases, the Company will continue to make and refine calculations as additional analysis is completed. In addition, estimates may also be affected as the Company gains a more thorough understanding of the Act.

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Act and refining calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of the deferred tax balance was $25.2 million, which was fully offset by a decrease in the valuation allowance.

Due to uncertainties which currently exist in the interpretation of the provisions of the Act regarding Internal

Revenue Code Section 162(m), the Company has not evaluated the potential impacts of IRC Section 162(m) as amended by the Act in its consolidated financial statements.

9.Employee benefits

Defined contribution plan

The Company sponsors a defined contribution plan pursuant to section 401(k) of the United States Internal Revenue Code that allows participating employees to contribute up to 100% of their salary, to an annual maximum of $18,000 in 2017 and 2016 ($24,000 in 2017 and 2016 for employees over the age of 50). Through December 31, 2017, the Company has only made “qualified nonelective contributions” to maintain compliance with IRS regulations. No plan contributions were made by the Company in 2016 and 2015. Beginning in 2017, the Company will contribute a $0.50 match for every $1.00 contributed by a participating employee up to 6% of plan-eligible earnings, with such Company contributions becoming vested when participating employees reach the 3-year anniversary from their date of hire, giving credit for past service. For the fiscal year ended December 31, 2017, Company contributions totaled approximately $1.0 million.

Deferred compensation plan

Effective April 1, 2017, the Company established a deferred compensation plan (the Deferred Compensation Plan) for eligible senior level employees. The plan is designed to permit eligible employees to make elective deferrals of compensation to which he or she will become entitled in the future. The Company also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of company-owned life insurance policies (COLIs). The fair value of the Deferred Compensation Plan liability, included in other liabilities on the consolidated balance sheets, was approximately $0.6 million as of December 31, 2017 and the cash surrender value of the COLIs, included in deposits and other assets on the consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $0.7 million as of December 31, 2017.

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

The Company recorded deferred rent of $0.3 million and $0.2 million as of December 31, 2017 and 2016, respectively, in conjunction with its facilities lease agreements. Rent expense was $1.5 million, $1.1 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum payments under the aforementioned noncancelable operating leases for each of the five succeeding years are as follows (in thousands):

2018	$1,513
2019	1,340
2020	1,278
2021	1,251
2022	—
Thereafter	—
$5,382

Purchase commitment

As of December 31, 2017, the Company did not have any noncancelable, firm purchase commitments due beyond one year.

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the UC Agreement) with the Regents of the University of California (the University) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the University a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the UC Agreement, Glaukos paid the University a low single‑digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $0.5 million. This ongoing product payment terminates on the date that the last of the Patent Rights expires, which is currently expected to be in 2022. For the years ended December 31, 2017, 2016 and 2015, the Company recorded approximately $3.9 million, $2.8 million and $1.8 million in cost of sales, respectively, in connection with the product payment obligation.

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

On June 30, 2015, the Company completed a transaction initially executed in July 2014, the closing of which was contingent upon the successful completion of an IPO. Pursuant to the terms of the asset purchase agreement, the Company acquired from DOSE certain assets, including the iDose product line, in exchange for payment of $15.0 million in cash and the elimination of the $10.9 million intercompany receivable owed by DOSE to the Company as of the closing date. The Company reconsidered its relationship with DOSE as a result of the transaction and determined it was no longer considered to be the primary beneficiary with the power to direct operations and the right to receive benefits/absorb losses of DOSE; therefore, upon the close of the transaction, the Company derecognized DOSE and no longer considered it a consolidated entity in its financial statements. Accordingly, in the three months ended June 30, 2015, the Company recorded a charge to other expense in the amount of $25.7 million to reflect the deconsolidation of DOSE’ non‑glaucoma related assets and noncontrolling interest.

In addition to the asset purchase agreement, the parties agreed to an amended and restated patent license agreement and an amended and restated transition services agreement that provides for limited support from the Company to DOSE for a period of up to three years, which period was extended through June 30, 2021 in connection with the Purchase Agreement.  Either party can terminate the transition services agreement upon adequate written notice.

Consolidation of DOSE’s results of operations included the following (in thousands):

	Year ended
	December 31,
	2017	2016	2015

Selling, general & administrative	$—	$—	$105
Research and development	—	—	890
Interest expense	—	—	85
Net loss of DOSE	$—	$—	$1,080

Consolidation of DOSE’s cash flows included the following (in thousands):

	Year ended
	December 31,
	2017	2016	2015

Cash used in operating activities	$—	$—	$(1,134)
Cash used in investing activities	—	—	(33)
Cash provided by financing activities	—	—	1,158
(Decrease) increase in cash and cash equivalents of DOSE	$—	$—	$(9)

12.Business segment information

Operating segments are identified as components of an enterprise about which segment discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The Company operates its business on the basis of one reportable segment—ophthalmic medical devices.

	Year ended
	December 31,
Geographic net sales information (in thousands)	2017	2016	2015

United States	$140,902	$104,995	$67,698
International	18,352	9,402	4,002
Total net sales	$159,254	$114,397	$71,700

	Property and equipment, net			Depreciation and amortization			Capital expenditures
	As of December 31,			Year ended December 31,			Year ended December 31,
	2017	2016	2015	2017	2016	2015	2017	2016	2015

United States	$11,677	$7,463	$2,012	$5,406	$4,654	$4,180	$6,051	$6,493	$972
International	117	130	142	76	68	87	221	56	62
Total	$11,794	$7,593	$2,154	$5,482	$4,722	$4,267	$6,272	$6,549	$1,034

13.Selected Quarterly Financial Information (Unaudited)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2017	2017	2017	2017
Net sales	$35,907	$41,285	$40,412	$41,650
Cost of sales	5,180	5,522	5,718	4,630
Gross profit	30,727	35,763	34,694	37,020
Operating expenses:
Selling, general and administrative	21,481	24,675	24,141	25,963
In-process research and development	—	5,320	—	—
Research and development	8,942	9,633	9,805	10,525
Total operating expenses	30,423	39,628	33,946	36,488
Income (loss) from operations	304	(3,865)	748	532
Total other income (expense), net	629	586	630	437
Provision for income taxes	55	22	53	(37)
Net income (loss)	$878	$(3,301)	$1,325	$1,006
Net income (loss) per share (1):
Basic	$0.03	$(0.10)	$0.04	$0.03
Diluted	$0.02	$(0.10)	$0.04	$0.03

	Three months ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2016	2016	2016	2016
Net sales	$23,092	$28,556	$29,577	$33,172
Cost of sales	3,121	4,359	3,886	4,811
Gross profit	19,971	24,197	25,691	28,361
Operating expenses:
Selling, general and administrative	12,288	15,120	16,854	20,494
Research and development	7,062	6,955	7,807	7,399
Total operating expenses	19,350	22,075	24,661	27,893
Income from operations	621	2,122	1,030	468
Total other income (expense), net	276	210	269	(431)
Provision for income taxes	—	—	140	(97)
Net income	$897	$2,332	$1,159	$134
Net income per share (1):
Basic	$0.03	$0.07	$0.03	$0.00
Diluted	$0.03	$0.06	$0.03	$0.00

(1)	Net income or loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share amounts will not necessarily equal the annual per share amount.

14. Subsequent events

None.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of December 31, 2017.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

      Ernst & Young LLP, our independent registered public accounting firm, which audited the consolidated financial statements included in this Annual Report on Form 10‑K, has issued an audit report on our internal control over financial reporting. See Report of Independent Registered Public Accounting Firm herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Glaukos Corporation

Opinion on Internal Control over Financial Reporting

We have audited Glaukos Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Glaukos Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss) income, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 /s/ Ernst & Young LLP

Irvine, California

February 28, 2018

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a written code of business conduct and ethics that applies to our directors, executive officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the investor section of our web site, www.glaukos.com. To the extent required by rules adopted by the SEC and NYSE, we intend to promptly disclose future amendments to certain provisions of the code, or waivers of such provisions granted to executive officers and directors, in the Corporate Governance section of our Investor Relations web site at investors.glaukos.com.

The remaining information required by this Item 10 will be included in our Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2017, and is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2017, and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2017, and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2017, and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in our Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2017, and is incorporated herein by reference.

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

The exhibits listed in the Exhibit Index (following the signatures page of this report) below are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

ITEM 16.FORM 10-K SUMMARY

   None.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1†

IOP System Purchase Agreement dated as of April 12, 2017 by and between Glaukos Corporation and DOSE Medical Corporation (incorporated by reference to Exhibit 2.1 to the Form 8-K (File No. 001‑37463) filed on April 12, 2017)

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

10.11+

Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 2015 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 333‑204091) filed on August 7, 2017).

10.12+	2015 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S‑1 (No. 333‑204091) filed on June 15, 2015).
10.13+	2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S‑1 (No. 333‑204091) filed on June 15, 2015).

Exhibit Number	Description
10.14+	Thomas W. Burns Offer Letter dated July 10, 2014 (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S‑1 (No. 333‑204091) filed on May 12, 2015).
10.15+

Thomas W. Burns Amended and Restated Executive Severance and Change in Control Agreement dated November 3, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No 001-37464) filed on November 7, 2017).

10.16+	Chris M. Calcaterra Offer Letter dated July 10, 2014 (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S‑1 (No. 333‑204091) filed on May 12, 2015).
10.17+

Chris M. Calcaterra Amended and Restated Executive Severance and Change in Control Agreement dated November 3, 2017 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001‑37463) filed on November 7, 2017).

10.18+	Joseph E. Gilliam Offer Letter dated February 3, 2017 (incorporated by reference to Exhibit 99.2 to the to the Company’s Current Report on Form 8-K (File No. 001-37463) filed on February 6, 2017).
10.19+

Joseph E. Gilliam Amended and Restated Executive Severance and Change in Control Agreement dated November 3, 2017 (incorporated by reference to Exhibit 10.3 to the Form 8-K (File No. 001‑37463) filed on November 7, 2017)

10.20+

The Executive Nonqualified Excess Plan and the Executive Nonqualified Excess Plan Adoption Agreement (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K (No. 001-37463) filed on March 15, 2017)

10.21*+	Directors’ Compensation Policy
10.22*+	Form of Director Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 2015 Omnibus Incentive Compensation Plan.
10.23

Asset Purchase Agreement, dated as of July 10, 2014, by and between the Registrant and DOSE Medical Corporation (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S‑1 (No. 333‑204091) filed on May 12, 2015).

10.24

Standard Industrial/Commercial Single‑Tenant Lease—Net, dated as of June 8, 2015, by and between the Registrant and 229 Fabricante, LLC (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to the Registration Statement on Form S‑1 (No. 333‑204091) filed on June 15, 2015).

10.25

Amended and Restated Patent License Agreement, by and between the Registrant and DOSE Medical Corporation, dated as of June 30, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8‑K (File No. 001‑37463) filed on June 30, 2015).

10.26†

First Amendment to Amended and Restated Patent License Agreement dated as of April 12, 2017 by and between Glaukos Corporation and DOSE Medical Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001‑37463) filed on April 12, 2017)

10.27

Amended and Restated Transition Services Agreement, by and between the Registrant and DOSE Medical Corporation, dated as of June 30, 2015 (incorporated by reference to Exhibit 10.2 to the Form 8‑K (File No. 001‑37463) filed on June 30, 2015).

21*	Subsidiaries of Glaukos Corporation as of December 31, 2017
23.1*	Consent of Independent Registered Public Accounting Firm
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

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

+    Indicates a management contract or compensatory plan or arrangement.

†   Schedules and exhibits are omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.

*    Filed Herewith.

**  Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on February 28, 2018.

GLAUKOS CORPORATION

By:	/s/ Thomas W. Burns
Thomas W. Burns
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Burns	Chief Executive Officer, President and	February 28, 2018
Thomas W. Burns	Director (Principal Executive Officer)

/s/ Joseph E. Gilliam	Chief Financial Officer & SVP, Corporate Development	February 28, 2018
Joseph E. Gilliam	(Principal Accounting and Financial Officer)

/s/ William J. Link	Chairman of the Board	February 28, 2018
William J. Link, Ph.D.

/s/ Mark J. Foley	Director	February 28, 2018
Mark J. Foley

/s/ David F. Hoffmeister	Director	February 28, 2018
David F. Hoffmeister

/s/ Gilbert H. Kliman	Director	February 28, 2018
Gilbert H. Kliman, M.D.

/s/ Jonathan T. Silverstein	Director	February 28, 2018
Jonathan T. Silverstein

/s/ Marc A. Stapley	Director	February 28, 2018
Marc A. Stapley

/s/ Aimee S. Weisner	Director	February 28, 2018
Aimee S. Weisner