Form 10-Q
period 2018-03-31
GLAUKOS Corp
filed 2018-05-09
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company ☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 7, 2018 there were 34,906,021 shares of the registrant’s Common Stock outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2018

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,587	$24,508
Short-term investments	98,177	94,506
Accounts receivable, net	17,549	16,656
Inventory, net	12,782	11,222
Prepaid expenses and other current assets	3,278	2,568
Total current assets	147,373	149,460
Property and equipment, net	12,069	11,794
Intangible assets, net	2,229	3,147
Deferred tax asset, net	235	235
Deposits and other assets	1,448	1,200
Total assets	$163,354	$165,836

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,841	$6,244
Accrued liabilities	13,705	20,449
Deferred rent	100	95
Total current liabilities	18,646	26,788
Other liabilities	1,680	846
Total liabilities	20,326	27,634

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 34,855 and 34,647 shares issued and 34,827 and 34,619 shares outstanding at March 31, 2018 and December 31, 2017, respectively	35	35
Additional paid-in capital	339,314	331,073
Accumulated other comprehensive loss	(1,295)	(591)
Accumulated deficit	(194,894)	(192,183)
Less treasury stock (28 shares as of March 31, 2018 and December 31, 2017)	(132)	(132)
Total stockholders' equity	143,028	138,202
Total liabilities and stockholders' equity	$163,354	$165,836

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Net sales	$40,133	$35,907
Cost of sales	5,786	5,180
Gross profit	34,347	30,727
Operating expenses:
Selling, general and administrative	27,155	21,481
Research and development	10,906	8,942
Total operating expenses	38,061	30,423
(Loss) income from operations	(3,714)	304
Other income, net:
Interest and other income	1,016	636
Interest and other expense, net	(8)	(7)
Total other income, net	1,008	629
(Loss) income before taxes	(2,706)	933
Provision for income taxes	5	55
Net (loss) income	$(2,711)	$878
Basic net (loss) income per share	$(0.08)	$0.03
Diluted net (loss) income per share	$(0.08)	$0.02
Weighted average shares used to compute basic net (loss) income per share	34,677	34,146
Weighted average shares used to compute diluted net (loss) income per share	34,677	37,742

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Net (loss) income	$(2,711)	$878
Other comprehensive loss:
Foreign currency translation adjustments	(494)	(340)
Unrealized (loss) gain on short-term investments, net of tax	(210)	40
Other comprehensive loss	(704)	(300)
Total comprehensive (loss) income	$(3,415)	$578

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net (loss) income	$(2,711)	$878
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,665	1,009
Loss on disposal of fixed assets	1	-
Stock-based compensation	5,402	3,202
Unrealized foreign currency gains	(499)	(342)
Amortization of premium on short-term investments	(58)	27
Deferred rent	839	173
Changes in operating assets and liabilities:
Accounts receivable, net	(863)	(81)
Inventory	(1,490)	(538)
Prepaid expenses and other current assets	(708)	477
Accounts payable and accrued liabilities	(8,056)	(2,316)
Other assets	(160)	(163)
Net cash (used in) provided by operating activities	(6,638)	2,326
Investing activities
Purchases of short-term investments	(27,919)	(26,599)
Proceeds from sales and maturities of short-term investments	24,097	25,257
Purchases of property and equipment	(1,246)	(760)
Net cash used in investing activities	(5,068)	(2,102)
Financing activities
Proceeds from exercise of stock options	1,452	1,970
Share purchases under Employee Stock Purchase Plan	1,388	-
Net cash provided by financing activities	2,840	1,970
Effect of exchange rate changes on cash and cash equivalents	(55)	(117)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,921)	2,077
Cash, cash equivalents and restricted cash at beginning of period	24,508	6,574
Cash, cash equivalents and restricted cash at end of period	$15,587	$8,651
Supplemental disclosures of cash flow information
Interest paid	$-	$-
Taxes paid	$3	$1
Supplemental schedule of noncash investing and financing activities
Reduction of liability upon vesting of stock options previously exercised for unvested stock	$-	$3

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.  Organization and Basis of Presentation

Organization and business

Glaukos Corporation (Glaukos or the Company), incorporated in Delaware on July 14, 1998, is an ophthalmic medical technology and pharmaceutical company focused on the development and commercialization of novel surgical devices and sustained pharmaceutical therapies designed to treat glaucoma, one of the world’s leading causes of blindness. The Company developed Micro‑Invasive Glaucoma Surgery (MIGS) to serve as an alternative to the traditional glaucoma treatment and management paradigms.  MIGS procedures involve the insertion of a micro‑scale device or drug delivery system from within the eye’s anterior chamber through a small corneal incision. The Company’s MIGS devices are designed to reduce intraocular pressure by restoring the natural outflow pathways for aqueous humor. The Company’s MIGS drug delivery systems are designed to reduce intraocular pressure by continuously eluting a glaucoma drug from within the eye, potentially providing sustained pharmaceutical therapy for extended periods of time.

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

The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements.  As permitted under those rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted.  In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial information, contained herein.  The condensed consolidated balance sheet at December 31, 2017 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements.  These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2017, which are contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on February 28, 2018. The results for the period ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period.

Note 2.  Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2018, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018, with the exception of the Company’s adoption of Accounting Standards Codification (ASC) 606, Revenue Recognition – Revenue from Contracts with Customers and its related amendments (ASC 606). See section below entitled “Revenue recognition” and Note 6, Revenue from Contracts with Customers for further discussion of the Company’s adoption of ASC 606 and related disclosures.

Use of estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the accompanying condensed consolidated financial statements relate to revenue recognition and stock‑based compensation expense. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, this process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements.

Foreign currency translation

The accompanying condensed consolidated financial statements are presented in U.S. dollars. The Company considers the local currency to be the functional currency for its international subsidiaries. Accordingly, their assets and liabilities are translated into U.S. dollars using the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing throughout the periods presented. Currency translation adjustments arising from period to period are charged or credited to accumulated other comprehensive loss in stockholders’ equity. For the three months ended March 31, 2018 and 2017, the Company reported foreign currency translation losses of approximately $0.5 million and $0.3 million, respectively.

Realized gains and losses resulting from foreign currency transactions are included in selling, general and administrative expense in the condensed consolidated statements of operations. For the three months ended March 31, 2018, the Company reported a foreign currency transaction loss of $48,000 and for the three months ended March 31, 2017, the Company reported a foreign currency transaction gain of $17,000.

Unrealized gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, primarily gains and losses on intercompany loans, are included in the condensed consolidated statements of operations as a component of other income, net. For the three months ended March 31, 2018 and 2017, the Company reported net unrealized foreign currency transaction gains of $0.5 million and $0.3 million, respectively.

Cash, cash equivalents and short-term investments

The Company invests its excess cash in marketable securities, including money market funds, money market securities, bank certificates of deposits, corporate bonds, corporate commercial paper, U.S. government bonds and U.S. government agency bonds.  For financial reporting purposes, liquid investment instruments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents are recorded at face value or cost, which approximates fair market value. The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Commission. Investments are stated at fair value as determined by quoted market prices. Investments are considered available-for-sale and, accordingly, unrealized gains and losses are included in accumulated other comprehensive (loss) income within stockholders’ equity.

The Company’s entire investment portfolio is considered to be available for use in current operations and, accordingly, all such investments are stated at fair value using quoted market prices and classified as current assets, although the stated maturity of individual investments may be one year or more beyond the balance sheet date. The Company did not have any trading securities or restricted investments at March 31, 2018 or December 31, 2017.

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

Revenue recognition

Effective January 1, 2018, the Company adopted Accounting Standards Concepts (ASC) 606, Revenue from Contracts with Customers.  The Company adopted the standard using the modified retrospective method to contracts that were not complete as of the date of initial application.  The Company’s accounting for revenue under ASC 606 is materially consistent with the accounting for revenue under ASC 605 and therefore the cumulative effect of adoption was immaterial. The reported results for the three months ended March 31, 2018 reflect the application of ASC 606 guidance while the reported results for periods prior to January 1, 2018 were prepared under the guidance of ASC 605.

The Company accounts for revenue in accordance with ASC 606 and applies the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

As part of the Company's adoption of ASC 606, the Company elected to use the following practical expedients: (i) to exclude disclosures of transaction prices allocated to remaining performance obligations and when the Company expects to recognize such revenue within one year; (ii) to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less, which mainly includes the Company's internal sales force compensation program; (iii) to account for shipping and handling costs as fulfillment costs (i.e., as an expense) rather than promised service (i.e., a revenue element); and (iv) to exclude from revenue the taxes collected from customers relating to product sales which are remitted to governmental authorities.

The Company derives its revenue from sales of its products in the United States and internationally. Customers are primarily comprised of ambulatory surgery centers (ASCs) and hospitals, with distributors being used in certain international locations where the Company does not have a direct commercial presence.

The Company concluded that one performance obligation exists for the majority of its contracts with customers which is to deliver products in accordance with the Company’s normal delivery times.  Revenue is recognized when this performance obligation is satisfied at a point in time when the Company considers control of a product to have transferred to the customer. Revenue reflects the consideration to which the Company expects to be entitled in exchange for those products or services. The Company has determined the transaction price to be the invoice price, net of adjustments, which includes estimates of variable consideration for product returns.

The Company offers volume-based rebate agreements to certain customers, and in these instances, the Company provides a rebate (in the form of a credit memo) at the contract’s conclusion, if earned by the customer. In such cases, the transaction price is allocated between the Company’s delivery of product and the issuance of a rebate at the contract’s conclusion for the customer to utilize on prospective purchases. The performance obligation to issue a customer’s rebate, if earned, is transferred over time and the Company’s method of measuring progress is the output method, whereby, the progress is measured by the estimated rebate earned to date over the total rebate estimated to be earned over the contract period.  The provision for volume-based rebates is estimated based on customers' contracted rebate programs and the customers’ projected sales levels. The Company periodically monitors its customer rebate programs to ensure the rebate allowance is fairly stated. The Company’s rebate allowance is included in accrued liabilities in the condensed consolidated balance sheets and estimated rebates accrued were not material during the periods presented.

Customers are not granted specific rights of return; however, the Company may permit returns of product from customers if such product is returned in a timely manner and in good condition. The Company provides a warranty on its products for one year from the date of shipment, and any product found to be defective or out of specification will be replaced at no charge during the warranty period. Estimated allowances for sales returns and warranty replacements are recorded at the time of sale of the product and are estimated based upon the historical patterns of product returns matched against sales, and an evaluation of specific factors that may increase the risk of product returns. Product returns and warranty replacements to date have been consistent with amounts reserved or accrued and have not been significant. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates which would affect net product revenue and earnings in the period such variances become known.

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

At each financial reporting date, the Company accrues the estimated costs of clinical study activities performed by third party clinical sites with whom the Company has agreements that provide for fees based upon the quantities of subjects enrolled and clinical evaluation visits that occur over the life of the study. The cost estimates are determined based upon a review of the agreements and data collected by internal and external clinical personnel as to the status of enrollment and subject visits, and are based upon the facts and circumstances known to the Company at each financial reporting date. If the actual performance of activities varies from the assumptions used in the cost estimates, the accruals are adjusted accordingly. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities for the three months ended March 31,  2018.

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

The fair values of stock option awards made to nonemployees are re-measured at each reporting period using the Black-Scholes option pricing model. Compensation expense for these stock option awards is determined by applying the re-measured fair values to the shares that have vested during a period.

The fair value of restricted stock unit (RSU) awards made to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date.

Net (loss) income per share

Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. For periods when the Company realizes a net loss, no common stock equivalents are included in the calculation of weighted average number of dilutive common stock equivalents as the effect of applying the treasury stock method is considered anti-dilutive. For periods when the Company realizes net income, diluted net income per share is calculated by dividing the net income by the weighted average number of common shares plus the sum of the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method. Common stock equivalents are comprised of stock options and RSUs outstanding under the Company’s stock option plans and shares issuable under the Company’s Employee Stock Purchase Plan (ESPP).

The Company’s computation of net (loss) income per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net (loss) income – basic	$(2,711)	$878
Denominator:
Weighted average number of common shares outstanding - basic	34,677	34,146
Common stock equivalents from outstanding common stock options	-	3,577
Common stock equivalents for ESPP	-	19
Weighted average number of common shares outstanding - diluted	34,677	37,742

Basic net (loss) income per share	$(0.08)	$0.03

Diluted net (loss) income per share	$(0.08)	$0.02

Potentially dilutive securities not included in the calculation of diluted net (loss) income per share because to do so would be anti-dilutive were as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Stock options outstanding	6,131	1,828
ESPP	22	-
	6,153	1,828

Recently adopted accounting pronouncements

In November 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASC 2016-18), which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows. ASU 2016-18 was effective for the Company beginning on January 1, 2018 and was required to be adopted retrospectively. Historically, the Company’s restricted cash balance has not been significant and the adoption of the guidance did not have a material impact on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01). The amendments are intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. When substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. This introduces an initial required screening that, if met, eliminates the need for further assessment. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. To be a business without outputs, there will need to be an organized workforce. The ASU also narrows the definition of the term “outputs” to be consistent with how it is described in ASC 606, Revenue Recognition - Revenue from Contracts with Customers.  The amendments were effective for annual periods beginning after December 15, 2017, including interim periods within those periods with early adoption permitted. The Company adopted the guidance effective January 1, 2018 and the guidance did not have a material impact on its condensed consolidated financial statements; however, any prospective impact to the Company’s condensed consolidated financial statements will depend on the terms specified in any future transactions subject to the guidance in ASU 2017-01.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation - Scope of Modification Accounting. The standard provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The standard was effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods and early adoption was permitted. The Company adopted the guidance on a prospective basis effective January 1, 2018 and the adoption of ASU 2017-09 did not have a material impact on its condensed consolidated financial statements; however, any future impact to share-based compensation expense will depend on the terms specified in any new changes to share-based payment awards subsequent to the adoption.

Recently issued accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. In September 2017, the FASB issued ASU No. 2017-13 which provides additional clarification and implementation guidance on the previously issued ASU No. 2016-02. Under the new guidance, a lessee will be required to recognize a lease liability and right-of-use asset for all leases with terms in excess of twelve months. The new guidance also modifies the classification criteria and accounting for sales-type and direct financing leases, and requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. Consistent with current guidance, a lessee’s recognition, measurement, and presentation of expenses and cash flows arising from a lease will continue to depend primarily on its classification. The accounting standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and must be applied using a modified retrospective approach. Early adoption is permitted. While the Company is continuing to assess all potential impacts of the standard, it expects that most of its lease commitments will be subject to the updated standard and recognized as lease liabilities and right-of-use assets upon adoption.

Note 3.  Balance Sheet Details

Short-term investments

Short-term investments consisted of the following (in thousands):

	At March 31, 2018
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government bonds	less than 2	$1,799	$-	$(16)	$1,783
U.S. government agency bonds	less than 2	4,185	-	(24)	4,161
Bank certificates of deposit	less than 1	11,800	-	(8)	11,792
Commercial paper	less than 1	16,178	-	(6)	16,172
Corporate notes	less than 3	46,381	2	(243)	46,140
Asset-backed securities	less than 3	18,262	-	(133)	18,129
Total		$98,605	$2	$(430)	$98,177

	At December 31, 2017
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government bonds	less than 2	$1,799	$-	$(17)	$1,782
U.S. government agency bonds	less than 2	2,698	-	(17)	2,681
Bank certificates of deposit	less than 1	10,300	1	(3)	10,298
Commercial paper	less than 1	11,598	-	(5)	11,593
Corporate notes	less than 3	51,532	6	(121)	51,417
Asset-backed securities	less than 3	16,796	-	(61)	16,735
Total		$94,723	$7	$(224)	$94,506

Accounts receivable, net

Accounts receivable consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accounts receivable	$18,198	$17,248
Less allowance for doubtful accounts	(649)	(592)
	$17,549	$16,656

Inventory, net

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Finished goods	$3,516	$4,225
Work in process	3,391	2,368
Raw material	5,875	4,629
	$12,782	$11,222

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued contract payments (see Note 9)	$999	$1,033
Accrued bonuses	3,168	9,106
Accrued vacation benefits	2,211	2,121
Accrued Employee Stock Purchase Plan liability	1,384	1,517
Other accrued liabilities	5,943	6,672
	$13,705	$20,449

Note 4.  Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands). The Company did not have any financial liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

		At March 31, 2018
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	March 31,	identical assets	inputs	inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$391	$391	$-	$-
U.S. government agency bonds (ii)	4,161	-	4,161	-
U.S. government bonds (ii)	1,783	-	1,783	-
Bank certificates of deposit (ii)	11,792	-	11,792	-
Commercial paper (ii) (iii)	17,672	-	17,672	-
Corporate notes (ii)	46,140	-	46,140	-
Asset-backed securities (ii)	18,129	-	18,129	-
	$100,068	$391	$99,677	$-

		At December 31, 2017
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$2,370	$2,370	$-	$-
U.S. government agency bonds (ii)	2,681	-	2,681	-
U.S. government bonds (ii)	1,782	-	1,782
Bank certificates of deposit (ii)	10,298	-	10,298	-
Commercial paper (ii) (iii)	14,593	-	14,593	-
Corporate notes (ii)	51,417	-	51,417	-
Asset-backed securities (ii)	16,735	-	16,735	-
	$99,876	$2,370	$97,506	$-
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)

As of March 31, 2018 and December 31, 2017, one commercial paper investment totaling $1,500 and $3,000 (in thousands), respectively, is included in cash and cash equivalents on the condensed consolidated balance sheets, as each of the investments have a maturity of three months or less from the date of purchase on the condensed consolidated balance sheets.

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

In November 2013, the Company entered into an amended agreement with GMP in which remaining royalties payable to GMP (the Buyout Agreement) were canceled in exchange for the issuance of $17.5 million in promissory notes payable to GMP and a party related to GMP. The Company concluded that the $17.5 million transaction represented the purchase of an intangible asset. The Company estimated a useful life of five years over which the intangible asset is being amortized to cost of sales in the accompanying statements of operations, which amortization period was determined after consideration of the projected outgoing royalty payment stream had the Buyout Agreement not occurred, and the remaining life of the patents obtained in the Original GMP Agreement. After determining that the pattern of future cash flows associated with this intangible asset could not be reliably estimated with a high level of precision, the Company concluded that the intangible asset will be amortized on a straight‑line basis over the estimated useful life. For each of the three months ended March 31, 2018 and 2017, the Company recorded amortization expense of $0.9 million related to this intangible asset in cost of sales.

Other intangible assets

In 2015, the Company entered into agreements with two international distributors pursuant to which their distribution rights with the Company were terminated effective as of December 31, 2015.  In 2016 and 2017, the Company entered into agreements with two additional international distributors pursuant to which their distribution rights with the Company were terminated effective as of January 1, 2017 and March 31, 2017, respectively.  As part of the agreements, the distributors agreed to provide certain services to, and not compete with, the Company for one to two years in exchange for payments calculated based on single-digit percentages of the Company’s future revenues in those years in the respective countries that had comprised the distributors’ territories.  Management recorded the estimated fair value of the non-compete provisions as intangible assets.  As of March 31, 2018, two of these intangible assets were fully amortized, and the gross non-compete intangible assets for the remaining two agreements totaled $0.3 million and continue to be amortized on a straight-line basis to selling, general and administrative expense over the one to two year periods. For the three months ended March 31, 2018 and 2017, the Company recorded amortization expense related to the non-compete intangible assets of approximately $43,000 and $63,000, respectively.

The following reflects the composition of intangible assets, net (in thousands):

	March 31,	December 31,
	2018	2017
GMP royalty buyout	$17,500	$17,500
Non-compete agreements	341	524
	17,841	18,024
Accumulated amortization	(15,612)	(14,877)
Total	$2,229	$3,147
Weighted average amortization period (in months)	60	60

The remaining amortization expense for 2018 is $2.2 million, after which point the above mentioned intangible assets will be fully amortized.

Note 6. Revenue from Contracts with Customers

The Company’s net sales are generated primarily from sales of iStent products to customers. Customers are primarily comprised of ASCs and hospitals, with distributors being used in certain international locations where the Company currently does not have a direct commercial presence.

Disaggregation of revenue

The Company’s disaggregation of revenue is consistent with its operating segments disclosed in Note 10, Business Segment Information and all of the Company’s net sales are considered revenue from contracts with customers.

Contract balances

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. As payment terms on invoiced amounts are typically 30 days, consistent with ASC 606 guidance, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of March 31, 2018 and December 31, 2017, all amounts included in accounts receivable, net on the condensed consolidated balance sheets are related to contracts with customers.

The Company does not have any contract assets given that the Company does not have any unbilled receivables and sales commissions are expensed when incurred as any incremental cost of obtaining contracts with customers would have an amortization period of less than one year.

Contract liabilities reflect consideration received from customers’ purchases allocated to the Company’s performance obligation to issue a rebate to customers who may be eligible for a rebate at the conclusion of their contract term. This performance obligation is transferred over time and the Company’s method of measuring progress is the output method, whereby the progress is measured by the estimated rebate earned to date over the total rebate estimated to be earned over the contract period.  The Company’s rebate allowance is included in accrued liabilities in the condensed consolidated balance sheets and estimated rebates accrued were not material during the periods presented.

During the three months ended March 31, 2018, the Company did not recognize any revenue related to changes in transaction prices related to its contracts with customers and did not recognize any changes in revenue related to amounts included in contract liabilities at the beginning of the period.

Note 7.  Stock-Based Compensation

The Company has four stock-based compensation plans (collectively, the Stock Plans)—the 2001 Stock Option Plan (the 2001 Stock Plan), the 2011 Stock Plan (the 2011 Stock Plan), the 2015 Omnibus Incentive Compensation Plan (the 2015 Stock Plan) and the 2015 ESPP. The 2015 Stock Plan permits grants of restricted stock units (RSU) awards.  RSU awards vest 25% on each of the first, second, third and fourth anniversaries of the grant date.

Stock options

The following table summarizes stock option activity under the 2001 Stock Plan, 2011 Stock Plan and 2015 Stock Plan during the three months ended March 31, 2018 (in thousands):

	Number of
	Shares	Weighted-
	Underlying	Average
	Options	Exercise Price
Outstanding at December 31, 2017	7,026	$21.36
Granted	743	30.92
Exercised	(144)	10.14
Canceled/forfeited/expired	(146)	29.03
Outstanding at March 31, 2018	7,479	$22.37
Vested and expected to vest at March 31, 2018	7,324	$22.16
Exercisable at March 31, 2018	4,083	$13.88

The weighted average estimated grant date fair value per share of stock options granted during the three months ended March 31, 2018 was $14.46 and the total fair value of stock options that vested during the three months ended

March 31, 2018 was $9.3 million. Additionally, as of March 31, 2018, total unamortized stock-based compensation expense was $53.7 million related to unvested share-based compensation arrangements which is expected to be recognized over a weighted-average vesting term of approximately 3.0 years.

Stock-based compensation cost capitalized in inventory was not material for the three months ended March 31, 2018.

Restricted stock units

The following table summarizes the activity of unvested RSUs under the Stock Plans during the three months ended March 31, 2018 (in thousands):

		Weighted-
	Number of	average
	shares	grant date
	(in thousands)	fair value
Unvested at December 31, 2017	173	$39.10
Granted	26	27.08
Vested	-	-
Canceled/forfeited	(7)	33.45
Unvested at March 31, 2018	192	$37.69

No RSUs vested during the three months ended March 31, 2018.

The fair value of RSU awards made to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date.

The following table summarizes the allocation of stock-based compensation related to stock options and RSUs in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of sales	$174	$130
Selling, general and administrative	4,016	2,314
Research and development	1,212	758
Total	$5,402	$3,202

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model applying the assumptions noted in the following table.  The weighted average assumptions used to estimate the fair value of options granted to employees were as follows:

	Three Months Ended
	March 31,
	2018	2017
Risk-free interest rate	2.67%	2.17%
Expected dividend yield	0.0%	0.0%
Expected volatility	44.9%	46.6%
Expected term (in years)	6.10	6.09

Note 8.  Income Taxes

The provision for income taxes is determined using an effective tax rate. For the three months ended March 31, 2018, the Company’s estimated annual effective tax rate of (0.5)% was lower than the U.S. federal statutory rate primarily due to the utilization of net operating loss carryforwards, the benefit of which had not previously been recognized due to the Company’s full valuation allowance. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the annual effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. For the three months ended March 31, 2018, the Company recorded a provision for income taxes of $5,000, which was primarily comprised of state income taxes.

     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities along with net operating loss and tax credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. For the period ended March 31, 2018, the Company has established a valuation allowance for all of the deferred tax assets, with the exception of known refundable federal credits. For the period ended March 31, 2017, the Company had established a valuation for all deferred tax assets.

     Additionally, the Company follows an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return.

The Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. Among other changes, the Act reduces the US federal corporate tax rate from 34 percent to 21 percent for federal tax purposes. In accordance with Staff Accounting Bulletin 118, as of March 31, 2018, the Company has not completed the accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances. In all cases, the Company will continue to make and refine calculations as additional analysis is completed. In addition, estimates may also be affected as the Company gains a more thorough understanding of the Act.

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Act and refining calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts based on information available at December 31, 2017. The provisional amount recorded related to the remeasurement of the deferred tax balance was $25.2 million, which was fully offset by a decrease in the valuation allowance. There were no significant changes to any of the balances recorded at December 31, 2017 as a result of the Act during the three months ended March 31, 2018.

Due to uncertainties which currently exist in the interpretation of the provisions of the Act regarding Internal Revenue Code (IRC) Section 162(m), the Company is still evaluating the potential impacts of IRC Section 162(m) as amended by the Act.

Note 9.  Commitments and Contingencies

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

The Company leases two adjacent facilities located in San Clemente, California, both of which are subject to leases that expire on December 31, 2021. The agreements each contain an option to extend the leases for up to two additional three-year periods at market rates. The total square footage of both facilities equals approximately 77,000, and during the three months ended March 31, 2018, the Company entered into an agreement to increase the leased square footage by approximately 21,000 square feet, effective January 1, 2019.

The Company’s remaining U.S.-based and foreign subsidiaries’ leased office space totals less than 14,000 square feet.

The Company recorded deferred rent of $0.3 million as of March 31, 2018 and December 31, 2017, in conjunction with its facilities lease agreements. For each of the three months ended March 31, 2018 and 2017, rent expense was $0.4 million.

Future minimum payments under the aforementioned non-cancelable operating leases for each of the five succeeding years are as follows (in thousands):

Remainder of 2018	$1,193
2019	1,543
2020	1,641
2021	1,644
2022	-
Thereafter	-
$6,021

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the UC Agreement) with the Regents of the University of California (the University) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the University a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the UC Agreement, Glaukos agreed to pay to the University a low single-digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $0.5 million. This ongoing product payment terminates on the date that the last of the Patent Rights expires, which is currently expected to be in 2022. For the three months ended March 31, 2018 and 2017, the Company recorded approximately $1.0 million and $0.9 million, respectively, in cost of sales in connection with this product payment obligation.

Executive Deferred Compensation Plan

       Effective April 1, 2017, the Company established a deferred compensation plan (the Deferred Compensation Plan) for eligible senior level employees. The plan is designed to permit eligible employees to make elective deferrals of compensation to which he or she will become entitled in the future. The Company also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of company-owned life insurance policies (COLIs).  The fair value of the Deferred Compensation Plan liability, included in other liabilities on the condensed consolidated balance sheets, was approximately $1.5 million as of March 31, 2018 and the cash surrender value of the COLIs, included in deposits and other assets on the condensed consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $0.9 million of March 31, 2018.

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

	Three months ended
	March 31,
Geographic Net Sales Information (in thousands)	2018	2017
United States	$33,613	$31,877
International	6,520	4,030
Total net sales	$40,133	$35,907

Note 11.  Subsequent Events

On April 14, 2018, the Company filed a patent infringement lawsuit against Ivantis, Inc. in the U.S. District Court for the Central District of California, Southern Division, alleging that Ivantis’ Hydrus Microstent device infringes the Company’s U.S. Patent Nos. 6,626,858 and 9,827,143. The lawsuit seeks unspecified monetary damages and injunctive relief. Ivantis has requested from the Court an extension of its deadline to file a response.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (SEC) on February 28, 2018.

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

Overview

We are an ophthalmic medical technology and pharmaceutical company focused on the development and commercialization of surgical devices and sustained pharmaceutical therapies designed to treat glaucoma, one of the world’s leading causes of blindness. We developed Micro‑Invasive Glaucoma Surgery (MIGS) to serve as an alternative to the traditional glaucoma treatment and management paradigms. MIGS procedures involve the insertion of a micro‑scale device or drug delivery system from within the eye’s anterior chamber through a small corneal incision. Our MIGS devices are designed to reduce intraocular pressure by restoring the natural outflow pathways for aqueous humor. Our MIGS drug delivery systems are designed to reduce intraocular pressure by continuously eluting a glaucoma drug from within the eye, potentially providing sustained pharmaceutical therapy for extended periods of time.

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

Our net sales increased to $40.1 million for the three months ended March 31, 2018 from $35.9 million for the three months ended March 31, 2017. We incurred a net loss of $2.7 million for the three months ended March 31, 2018 and we achieved net income of $0.9 million for the three months ended March 31, 2017.

As of March 31, 2018 and December 31, 2017, we had an accumulated deficit of $194.9 million and $192.2 million, respectively.

We have made and expect to continue to make significant investments in our global sales force, marketing programs, research efforts and clinical studies. FDA‑approved IDE studies and new product development programs in our industry are expensive, and we have incurred a significant increase in administrative costs since we began operating as a public company. Accordingly, although we achieved profitability in 2016 and certain periods of 2017, we incurred a loss in the first quarter of 2018 and there can be no assurance that we will be profitable in future quarters.

Components of results of operations

Net sales

We currently operate in one reportable segment, ophthalmic medical devices, and substantially all of our net sales are derived from sales of our iStent products, net of customer returns and allowances. Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those products or services.

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

Beginning in late 2013, cost of sales has included amortization of the $17.5 million intangible asset we recognized in connection with our royalty buyout agreement with GMP Vision Solutions, Inc. in November 2013. The amortization expense was $0.9 million in each of the three month periods ended March 31, 2018 and 2017, and the remaining amortization expense for 2018 is $2.1 million, after which point the above mentioned intangible asset will be fully amortized.

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

Selling, general and administrative

Our selling, general and administrative (SG&A) expenses primarily consist of personnel‑related expenses, including salaries, sales commissions, bonuses, fringe benefits and stock‑based compensation for our executive, financial, marketing, sales, and administrative functions. Other significant SG&A expenses include marketing programs, advertising, post-approval clinical studies, conferences and congresses, and travel expenses, as well as the costs associated with obtaining and maintaining our patent portfolio, professional fees for accounting, auditing, consulting and legal services, travel and allocated overhead expenses.

We expect SG&A expenses to continue to grow as we increase our sales and marketing infrastructure globally and our clinical education and general administration infrastructure in the United States. We also expect other nonemployee‑related costs, including sales and marketing program activities for new products, outside services and accounting and general legal costs to increase as our overall operations grow. The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as on the timing of any new product launches and other potential business and operational activities. In addition, we are incurring increased SG&A expenses, now that, as of the end of fiscal year 2017, we are no longer able to rely on certain “emerging growth company” exemptions that we had been afforded under the Jumpstart Our Business Startups Act.

Research and development

Our research and development (R&D) activities primarily consist of new product development projects, pre‑clinical studies, IDE studies, and other clinical trials. Our R&D expenses primarily consist of personnel‑related expenses, including salaries, fringe benefits and stock‑based compensation for our R&D employees; research materials; supplies and services; and the costs of conducting clinical studies, which include payments to investigational sites and investigators, clinical research organizations, consultants, and other outside technical services and the costs of materials, supplies and travel. We expense R&D costs as incurred. We expect our R&D expenses to increase as we initiate and advance our development programs, including our expanding pharmaceutical and IOP sensor development efforts, and clinical trials, the most costly of which are expected to be our iStent Inject, iStent Supra, iDose Travoprost, iStent SA and iStent Infinite product candidates.

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

Other income, net

Other income, net primarily consists of interest income derived from our short-term investments. Also included are unrealized gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar, primarily related to intercompany loans.

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

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. Among other changes, the Act reduces the US federal corporate tax rate from 34 percent to 21 percent for federal tax purposes. In accordance with Staff Accounting Bulletin 118, as of March 31, 2018, we have not completed the accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on the existing deferred tax balances. In all cases, we will continue to make and refine calculations as additional analysis is completed. In addition, estimates may also be affected as we gain a more thorough understanding of the Act.

We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts based on information available at December 31, 2017. The provisional amount recorded related to the remeasurement of the deferred tax balance was $25.2 million, which was fully offset by a decrease in the valuation allowance. There were no significant changes to any of the balances recorded at December 31, 2017 as a result of the Act during the three months ended March 31, 2018.

Due to uncertainties which currently exist in the interpretation of the provisions of the Act regarding Internal Revenue Code (IRC) Section 162(m), we are still evaluating the potential impacts of IRC Section 162(m) as amended by the Act.

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

	Three Months Ended
	March 31,		% Increase
(in thousands)	2018	2017	(decrease)
Statements of operations data:
Net sales	$40,133	$35,907	12%
Cost of sales	5,786	5,180	12%
Gross profit	34,347	30,727	12%
Operating expenses:
Selling, general and administrative	27,155	21,481	26%
Research and development	10,906	8,942	22%
Total operating expenses	38,061	30,423	25%
(Loss) income from operations	(3,714)	304	NM
Total other income, net	1,008	629	60%
Provision for income taxes	5	55	(91)%
Net (loss) income	$(2,711)	$878	NM

Net sales

Net sales for the three months ended March 31, 2018 and 2017 were $40.1 million and $35.9 million, respectively, reflecting an increase of $4.2 million or 12%.  The increase in net sales resulted primarily from unit volume increases worldwide, a modest benefit from the first quarter 2017 increase in the average selling price of iStents sold to U.S. ASCs, and expansion of the Company’s direct sales operations into new international markets. Net sales in the United States represented $33.6 million and $31.9 million for the three months ended March 31, 2018 and 2017, respectively, increasing by 5%. International sales for the three months ended March 31, 2018 and 2017 were $6.5 million and $4.0 million, respectively, increasing by 62%. Net sales at our subsidiaries in Brazil, Germany, Japan, and the United Kingdom accounted for the majority of the increase internationally.

Cost of sales

Cost of sales for the three months ended March 31, 2018 and 2017 were $5.8 million and $5.2 million, respectively, reflecting an increase of $0.6 million or 12%. Our gross margin was 86% for each of the three months ended March 31, 2018 and March 31, 2017.

Selling, general and administrative expenses

SG&A expenses for the three months ended March 31, 2018 and 2017 were $27.2 million and $21.4 million, respectively, reflecting an increase of approximately $5.7 million or 26%. The increase in SG&A expenses was primarily the result of approximately $4.4 million in additional compensation and related employee expense associated with our growing number of domestic and international employees. Additionally, other SG&A expenses incurred by our foreign subsidiaries increased by approximately $0.9 million.

Research and development expenses

R&D expenses for the three months ended March 31, 2018 and 2017 were $10.9 million and $8.9 million, respectively, reflecting an increase of $2.0 million or 22%.  The increase in R&D expenses was primarily the result of approximately $2.1 million in additional compensation and related employee expenses and consulting and professional services fees to support continued investment in our products, partially offset by a reduction in U.S. clinical trial expenses of approximately $0.5 million given the stage and timing of our clinical studies.

Other income, net

We had other income, net for the three months ended March 31, 2018 and March 31, 2017 of $1.0 million and $0.6 million, respectively.  The increase in interest and other income reflects higher interest rates on a comparatively higher balance of short-term investments and the recognition of greater unrealized foreign currency gains due to higher intercompany loan balances.

Provision for income taxes

Our effective tax rate for the first quarter of 2018 was (0.2)%.    For the three months ended March 31, 2018 and March 31, 2017, we recorded a provision for income taxes of $5,000 and $55,000, respectively, which were primarily comprised of state income taxes in both periods along with federal alternative minimum tax in the three months ended March 31, 2017.

Liquidity and Capital Resources

For the three months ended March 31, 2018, we incurred a net loss of $2.7 million and we used cash from operations of approximately $6.6 million. As of March 31, 2018, we had an accumulated deficit of approximately $194.9 million. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering (IPO), the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities and cash generated from operations. We have made and expect to continue to make significant investments in our global sales force, marketing programs, research and development activities and clinical studies. FDA‑approved IDE studies and new product development programs in our industry are expensive, and we have also incurred a significant increase in administrative costs since we began operating as a public company in 2015. Accordingly, although we were profitable in 2016 and certain periods in 2017, and have generated cash from operations in those years, there can be no assurance that we will continue to be profitable or continue to generate cash from operations.

At March 31, 2018, we had $113.8 million in cash, cash equivalents and short-term investments. We plan to fund our operations and capital funding needs using existing cash and investments and cash generated from operations, and we may seek to obtain additional financing in the future through debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all. We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and cash generated from sales of our iStent products will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date our condensed consolidated financial statements for the three months ended March 31, 2018 are made publicly available.

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$15,587	$24,508
Short-term investments	98,177	94,506
Accounts receivable, net	17,549	16,656
Accounts payable	4,841	6,244
Accrued liabilities	13,705	20,449
Working capital (1)	128,727	122,672
(1)	Working capital consists of total current assets less total current liabilities

Cash Flows

Our historical cash outflows have primarily been associated with cash used for operating activities such as the purchase of and growth in inventory; expansion of our sales, marketing and R&D activities and other working capital needs; the acquisition of intellectual property; and expenditures related to equipment and improvements used to increase our manufacturing capacity, to improve our manufacturing efficiency and for overall facility expansion. For the three months ended March 31, 2018, we used cash from operations of approximately $6.6 million.

The following table is a condensed summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(in millions)	2018	2017
Net cash (used in) provided by:
Operating activities	$(6.6)	$2.3
Investing activities	(5.1)	(2.1)
Financing activities	2.8	2.0
Exchange rate changes	(0.0)	(0.1)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(8.9)	$2.1

At March 31, 2018, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Commitments

As of March 31, 2018, the Company had material commitments for capital expenditures of approximately $0.8 million.

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

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” included in our Annual Report on Form 10‑K for the year ended December 31, 2017. There have been no material changes to our critical accounting policies and estimates as disclosed therein.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our exposure to market risk since December 31, 2017.  Refer to Item 7A “Quantitative and Qualitative Disclosures about “Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017 for further detail.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our first fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On April 14, 2018, the Company filed a patent infringement lawsuit against Ivantis, Inc. in the U.S. District Court for the Central District of California, Southern Division, alleging that Ivantis’ Hydrus Microstent device infringes the Company’s U.S. Patent Nos. 6,626,858 and 9,827,143. The lawsuit seeks unspecified monetary damages and injunctive relief. Ivantis has requested from the Court an extension of its deadline to file a response.

Item 1A.  Risk Factors

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 28, 2018.  With the exception of risks relating to the predictability of operating results with respect to new product introductions, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Annual Report on Form 10-K.

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

Since the Company’s inception in July 1998, we have incurred significant operating losses. For the first quarter ended March 31, 2018, we incurred a net loss of approximately $2.7 million and for the fiscal year ended December 31, 2017, we incurred a net loss of $0.1 million.  As of March 31, 2018, we had an accumulated deficit of approximately $194.9 million. Losses have resulted principally from costs incurred in our clinical trial, research and development programs and from our general and administrative expenses. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering (IPO), the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities and cash generated from operations. We have devoted substantially all of our resources to the research and development of our products, the commercial launch of the iStent, the development of our proprietary sales network, and the assembly of a management team to build our business.

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

Our primary sales‑generating commercial product is the iStent, which we began selling in the United States in the third quarter of 2012. We rely heavily upon sales in the United States, which comprised 84% and 89% of our net sales for the three months ended March 31, 2018 and 2017, respectively. We expect to continue to derive a significant portion of our net sales from sales of the iStent in the United States, even if we are successful in continuing to commercialize our iStent products outside the United States, or receive necessary approvals to commercialize the iStent Inject, iStent SA, iStent Infinite, iStent Supra,  iDose Travoprost and the IOP Sensor System in the United States and other countries. Accordingly, our ability to generate net sales is highly dependent on our ability to market and sell the iStent.

We developed MIGS to provide an alternative to the traditional glaucoma treatment and management paradigm. The iStent is our first MIGS device and we are developing other products to treat glaucoma. MIGS and our MIGS devices may experience a slowdown of market acceptance among eye care professionals, patients, healthcare payors and the medical community. There are a number of other available therapies marketed for the treatment of glaucoma, including medication therapies that are well established and are widely accepted by the medical community. There are also other MIGS devices that are currently available in the United States and globally or are in development by third parties that have entered or could enter the market and which may affect adoption of or demand for our products. For example, Alcon, Inc. (which acquired Transcend Medical, Inc., a MIGS competitor) obtained FDA approval and commenced a commercial launch of its CyPass® suprachoroidal implant, a competitive MIGS device, in 2016. The CyPass device is indicated for use in conjunction with cataract surgery for the reduction of IOP in adult patients with mild to moderate primary open-angle glaucoma.  Also in 2016, Allergan plc (which acquired AqueSys, Inc., a MIGS competitor) obtained FDA approval and commenced a commercial launch of its Xen®  Glaucoma Treatment System, a competitive MIGS device, for use in the U.S. This Xen device is indicated for the management of refractory glaucoma, where previous surgical treatment has failed or in patients with primary open angle glaucoma, and pseudoexfoliative or pigmentary glaucoma with open angles that are unresponsive to maximum tolerated medical therapy. We are aware of several other companies, including Santen Pharmaceutical Co., Ltd. (which recently acquired InnFocus, Inc., a MIGS competitor), Istar Medical SA and Ivantis Inc. that are conducting FDA‑approved IDE clinical trials or have filed for regulatory approval of MIGS devices in preparation for commercialization of their products. If these MIGS products, or other products that may be developed, receive regulatory approval, we will have additional direct MIGS competitors. These new MIGS products could achieve greater commercial acceptance or demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our iStent or other products under development, which may reduce demand for our primary product, the iStent, as well as for our products in development.

Eye care professionals, patients, healthcare payors and the medical community globally may be slow or fail to adopt our products for a variety of reasons, including, among others:

•	lack of experience with our products;
•	lack of availability of adequate coverage and reimbursement for hospitals, ASCs and physicians;
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

Until recently, our iStent was the only MIGS device approved for sale in the United States by the FDA. Thus, we had for several years commercialized the iStent in the United States without any direct MIGS competitors. Alcon, Inc. (which acquired Transcend Medical, Inc., a MIGS competitor) obtained FDA approval and commenced a commercial launch of its CyPass® suprachoroidal implant, a competitive MIGS device, in 2016. The CyPass device is indicated for use in conjunction with cataract surgery for the reduction of IOP in adult patients with mild to moderate primary open-angle glaucoma. Also in 2016, Allergan plc (which acquired AqueSys, Inc., a MIGS competitor) obtained FDA approval and  commenced a commercial launch of its Xen®  Glaucoma Treatment System, a competitive MIGS device, for use in the U.S. The Xen device is indicated for the management of refractory glaucoma, where previous surgical treatment has failed or in patients with primary open angle glaucoma, and pseudoexfoliative or pigmentary glaucoma with open angles that are unresponsive to maximum tolerated medical therapy. We are aware of several other companies, including Santen Pharmaceutical Co., Ltd. (which recently acquired InnFocus, Inc., a MIGS competitor), Istar Medical SA and Ivantis Inc. that are conducting FDA‑approved investigational device exemption (IDE) clinical trials or have filed for regulatory approval of MIGS devices in preparation for commercialization of their products. If these MIGS products, or other products that may be developed, receive regulatory approval, we will have additional direct MIGS competitors. These new MIGS products could achieve greater commercial acceptance or demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our iStent or other products under development, which may reduce demand for our primary product, the iStent, as well as for our products in development. Demand for the iStent or our future products may decline when such products and technologies are introduced, and our business may be harmed.

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

•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•	decisions by customers to defer orders in anticipation of the introduction of new products or product enhancements by us;
•

our ability to manage the risks associated with new product introductions, including, without limitation, managing product inventory levels to ensure we adequately meet product demands and avoid expenses and charges associated with product obsolescence, and shifts and changes in product demands and the associated impact on revenues and cost of goods sold;

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

Since the commercial launch of the iStent in July 2012, we have seen significant period‑to‑period growth in our business. We anticipate that this growth will continue in the near term as the iStent continues to gain market acceptance and we develop and introduce new products. Not only do we expect this growth to continue, but we must continue to grow in order to meet our business and financial objectives. However, continued growth may create numerous challenges, including:

•	new and increased responsibilities for our management team;
•	increased pressure on our operating, financial and reporting systems;
•	increased pressure from our competitors;
•	increased pressure to anticipate and satisfy market demand;
•	additional manufacturing capacity requirements;
•	strain on our ability to source a larger supply of components that meet our required specifications on a timely basis;
•	management of an increasing number of relationships with our customers, suppliers and other third parties;
•	entry into new international territories with unfamiliar regulations and business approaches; and
•	the need to hire, train and manage additional qualified personnel.

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

We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and cash generated from sales of our iStent products will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date our condensed consolidated financial statements for the three months ended March 31, 2018 are made publicly available. However, our future funding requirements will depend on many factors, including:

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

We cannot assure you that we will be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may even have to scale back our operations. In addition, the Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Commission.

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

We have asserted and may in the future need to assert claims of infringement against third parties to protect our intellectual property. For example, on April 14, 2018, the Company filed a patent infringement lawsuit against Ivantis, Inc. in the U.S. District Court for the Central District of California, Southern Division, alleging that Ivantis’ Hydrus Microstent device infringes the Company’s U.S. Patent Nos. 6,626,858 and 9,827,143. The lawsuit seeks unspecified monetary damages and injunctive relief. Ivantis has requested from the Court an extension of its deadline to file a response.

Regardless of the final outcome, any litigation to enforce our intellectual property rights in patents, copyrights, trade secrets or trademarks is highly unpredictable and could result in substantial costs and diversion of resources, which could have a material adverse effect on our business, financial condition and results of operations. Any claims we assert or have asserted against alleged infringers could provoke these third parties to assert counterclaims against us alleging that we infringe their own intellectual property rights, or that our rights are invalid or unenforceable. A court could hold that some or all of our asserted intellectual property rights are not infringed, or could invalidate our rights, hold our rights unenforceable, or substantially narrow the scope of protection. Any such adverse result would undermine our competitive position. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could hurt the price of our common stock. Such litigation proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

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

The Sarbanes‑Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404(a) of the Sarbanes‑Oxley Act requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. We are no longer an “emerging growth company” as of December 31, 2017, and consequently, Section 404(b) of the Sarbanes‑Oxley Act requires our independent registered public accounting firm to annually attest to the effectiveness of our internal control over financial reporting commencing with the year ended December 31, 2017.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1*	IOP System Purchase Agreement, dated as of April 12, 2017, by and between Glaukos Corporation and DOSE Medical Corporation	8-K	1-37463	2.1	4/12/2017
3.1	Restated Certificate of Incorporation of the Registrant	8-K	1-37463	3.1	06/30/2015
3.2	Amended and Restated Bylaws of the Registrant	8-K	1-37463	3.2	06/30/2015
10.1+	Form of Notice of Non-Statutory Stock Option Grant and Stock Option Agreement under the 2015 Omnibus Incentive Compensation Plan
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

+ Indicates a management contract or compensatory plan or arrangement.

* Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b).  The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on May 9, 2018.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chief Executive Officer and President

By:	/s/ JOSEPH E. GILLIAM
Joseph E. Gilliam
Chief Financial Officer and Sr. Vice President, Corporate Development (Principal Accounting and Financial Officer)