Form 10-Q
period 2018-06-30
GLAUKOS Corp
filed 2018-08-06
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 3, 2018, there were 35,255,010 shares of the registrant’s Common Stock outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2018

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,941	$24,508
Short-term investments	95,207	94,506
Accounts receivable, net	17,089	16,656
Inventory, net	13,812	11,222
Prepaid expenses and other current assets	4,336	2,568
Total current assets	155,385	149,460
Property and equipment, net	12,057	11,794
Intangible assets, net	1,311	3,147
Deferred tax asset, net	235	235
Deposits and other assets	2,102	1,200
Total assets	$171,090	$165,836

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,611	$6,244
Accrued liabilities	16,655	20,449
Deferred rent	105	95
Total current liabilities	20,371	26,788
Other liabilities	2,186	846
Total liabilities	22,557	27,634

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 35,166 and 34,647 shares issued and 35,138 and 34,619 shares outstanding at June 30, 2018 and December 31, 2017, respectively	35	35
Additional paid-in capital	348,611	331,073
Accumulated other comprehensive income (loss)	311	(591)
Accumulated deficit	(200,292)	(192,183)
Less treasury stock (28 shares as of June 30, 2018 and December 31, 2017)	(132)	(132)
Total stockholders' equity	148,533	138,202
Total liabilities and stockholders' equity	$171,090	$165,836

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$43,161	$41,285	$83,294	$77,192
Cost of sales	6,160	5,522	11,946	10,702
Gross profit	37,001	35,763	71,348	66,490
Operating expenses:
Selling, general and administrative	28,638	24,675	55,793	46,156
In-process research and development	-	5,320	-	5,320
Research and development	12,611	9,633	23,517	18,575
Total operating expenses	41,249	39,628	79,310	70,051
Loss from operations	(4,248)	(3,865)	(7,962)	(3,561)
Non-operating (expense) income:
Interest income	505	311	978	603
Other (expense) income, net	(1,644)	275	(1,109)	612
Total non-operating (expense) income	(1,139)	586	(131)	1,215
Loss before taxes	(5,387)	(3,279)	(8,093)	(2,346)
Provision for income taxes	11	22	16	77
Net loss	$(5,398)	$(3,301)	$(8,109)	$(2,423)
Basic net loss per share	$(0.15)	$(0.10)	$(0.23)	$(0.07)
Diluted net loss per share	$(0.15)	$(0.10)	$(0.23)	$(0.07)
Weighted average shares used to compute basic net loss per share	34,942	34,322	34,778	34,234
Weighted average shares used to compute diluted net loss per share	34,942	34,322	34,778	34,234

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(5,398)	$(3,301)	$(8,109)	$(2,423)
Other comprehensive gain (loss):
Foreign currency translation adjustments	1,541	(320)	1,047	(660)
Unrealized gain (loss) on short-term investments, net of tax	65	18	(145)	58
Other comprehensive gain (loss)	1,606	(302)	902	(602)
Total comprehensive loss	$(3,792)	$(3,603)	$(7,207)	$(3,025)

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net loss	$(8,109)	$(2,423)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,361	2,428
Loss on disposal of fixed assets	78	5
Stock-based compensation	11,863	7,935
Unrealized foreign currency losses (gains)	1,185	(624)
Amortization of (discount) premium on short-term investments	(135)	58
Deferred rent	1,350	338
Changes in operating assets and liabilities:
Accounts receivable, net	(644)	(2,289)
Inventory	(2,726)	(1,368)
Prepaid expenses and other current assets	(1,801)	721
Restricted cash	-	80
Accounts payable and accrued liabilities	(6,149)	2,145
Other assets	(899)	(368)
Net cash (used in) provided by operating activities	(2,626)	6,638
Investing activities
Purchases of short-term investments	(47,132)	(45,766)
Proceeds from sales and maturities of short-term investments	46,422	44,580
Purchases of property and equipment	(2,006)	(2,071)
Net cash used in investing activities	(2,716)	(3,257)
Financing activities
Proceeds from exercise of stock options	4,606	2,782
Share purchases under Employee Stock Purchase Plan	1,388	968
Payment of employee taxes related to vested restricted stock units	(318)	-
Net cash provided by financing activities	5,676	3,750
Effect of exchange rate changes on cash and cash equivalents	99	(255)
Net increase in cash, cash equivalents and restricted cash	433	6,876
Cash, cash equivalents and restricted cash at beginning of period	24,508	6,494
Cash, cash equivalents and restricted cash at end of period	$24,941	$13,370
Supplemental disclosures of cash flow information
Taxes paid	$365	$64
Supplemental schedule of noncash investing and financing activities
Reduction of liability upon vesting of stock options previously exercised for unvested stock	$-	$3

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

The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements.  As permitted under those rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted.  In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial information contained herein.  The condensed consolidated balance sheet at December 31, 2017 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements.  These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2017, which are contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on February 28, 2018. The results for the period ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period.

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

The transaction was accounted for as an asset acquisition.  Of the $5.5 million initial cash payment, $5.3 million was immediately charged to in-process research and development expense as management determined there was no alternative future use related to the assets purchased. Of the remaining $0.2 million, the majority was capitalized to fixed assets and is being depreciated over the corresponding asset’s useful life, and a small portion was recorded as a prepaid asset and is being amortized to general and administrative expense as the underlying amounts are utilized.

DOSE was previously a wholly-owned subsidiary of the Company.  In 2010, it was spun-out as a standalone entity and was accounted for as a consolidated variable interest entity.  In 2015, the Company acquired the iDose product line and related assets from DOSE and upon the acquisition, the Company derecognized DOSE as a consolidated variable interest entity in the financial statements. Thomas W. Burns, the Company’s President, Chief Executive and a member of its board of directors, and William J. Link, Ph.D., Chairman of the Company’s board of directors, currently serve on the board of directors of DOSE and certain members of the Company’s management and board of directors hold an equity interest in DOSE.

Note 2.  Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2018, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018, with the exception of the Company’s adoption of Accounting Standards Codification (ASC) 606, Revenue Recognition – Revenue from Contracts with Customers and its related amendments (ASC 606). See section below entitled “Revenue recognition” and Note 6, Revenue from Contracts with Customers for further discussion of the Company’s adoption of ASC 606 and related disclosures.

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

Foreign currency translation

The accompanying condensed consolidated financial statements are presented in U.S. dollars. The Company considers the local currency to be the functional currency for its international subsidiaries. Accordingly, their assets and liabilities are translated into U.S. dollars using the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing throughout the periods presented. As a result, currency translation adjustments arising from period to period are charged or credited to accumulated other comprehensive income (loss) in stockholders’ equity. For the three and six months ended June 30, 2018, the Company reported foreign currency translation gains of approximately $1.5 million and $1.0 million, respectively. For the three and six months ended June 30, 2017, the Company reported foreign currency translation losses of approximately $0.3 million and $0.7 million, respectively.

Realized gains and losses resulting from foreign currency transactions are included in selling, general and administrative expense in the condensed consolidated statements of operations. For the three and six months ended June 30, 2018, the Company reported foreign currency transaction losses of approximately $0.2 million and $0.3 million, respectively. For each of the three and six month periods ended June 30, 2017, the Company reported foreign currency transaction gains of approximately $0.1 million.

Unrealized gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, primarily gains and losses on intercompany loans, are included in the condensed consolidated statements of operations as a component of other (expense) income, net. For the three and six months ended June 30, 2018, the Company reported net unrealized foreign currency transaction losses of $1.7 million and $1.2 million, respectively. For the three and six months ended June 30, 2017, the Company reported net unrealized foreign currency transaction gains of $0.3 million and $0.6 million, respectively.

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

The Company’s entire investment portfolio is considered to be available for use in current operations and, accordingly, all such investments are stated at fair value using quoted market prices and classified as current assets, although the stated maturity of individual investments may be one year or more beyond the balance sheet date. The Company did not have any trading securities or restricted investments at June 30, 2018 or December 31, 2017.

Realized gains and losses and declines in value, if any, judged to be other-than-temporary on available-for-sale securities are reported in other (expense) income, net. When securities are sold, any associated unrealized gain or loss previously reported as a separate component of stockholders’ equity is reclassified out of stockholders’ equity and recorded in the statements of operations in the period sold using the specific identification method. Accrued interest and dividends are included in other (expense) income, net. The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair value below the cost basis, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Revenue recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers.  The Company adopted the standard by applying the modified retrospective method to contracts that were not complete as of the date of initial application.  The Company’s accounting for revenue under ASC 606 is materially consistent with the accounting for revenue under ASC 605 and therefore the cumulative effect of adoption was immaterial. The reported results for the three and six months ended June 30, 2018 reflect the application of ASC 606 guidance while the reported results for periods prior to January 1, 2018 were prepared under the guidance of ASC 605.

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

As part of the Company's adoption of ASC 606, the Company elected to use the following practical expedients: (i) to exclude disclosures of transaction prices allocated to remaining performance obligations when the Company expects to recognize such revenue within one year; (ii) to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less, which mainly includes the Company's internal sales force compensation program; (iii) to account for shipping and handling costs as fulfillment costs (i.e., as an expense) rather than promised service (i.e., a revenue element); and (iv) to exclude from revenue the taxes collected from customers relating to product sales which are remitted to governmental authorities.

The Company derives its revenue from sales of its products in the United States and internationally. Customers are primarily comprised of ambulatory surgery centers and hospitals, with distributors being used in certain international locations where the Company does not have a direct commercial presence.

The Company concluded that one performance obligation exists for the majority of its contracts with customers which is to deliver products in accordance with the Company’s normal delivery times.  Revenue is recognized when this performance obligation is satisfied at a point in time when the Company considers control of a product to have transferred to the customer. Revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for those products or services. The Company has determined the transaction price to be the invoice price, net of adjustments, which includes estimates of variable consideration for product returns.

The Company offers volume-based rebate agreements to certain customers and, in these instances, the Company provides a rebate (in the form of a credit memo) at the contract’s conclusion, if earned by the customer. In such cases, the transaction price is allocated between the Company’s delivery of product and the issuance of a rebate at the contract’s conclusion for the customer to utilize on prospective purchases. The performance obligation to issue a customer’s rebate, if earned, is transferred over time and the Company’s method of measuring progress is the output method, whereby, the progress is measured by the estimated rebate earned to date over the total rebate estimated to be earned over the contract period.  The provision for volume-based rebates is estimated based on customers' contracted rebate programs and the customers’ projected sales levels. The Company periodically monitors its customer rebate programs to ensure the rebate allowance is fairly stated. The Company’s rebate allowance is included in accrued liabilities in the condensed consolidated balance sheets and estimated rebates accrued were not material during the periods presented.

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

At each financial reporting date, the Company accrues the estimated unpaid costs of clinical study activities performed during a period by third party clinical sites with whom the Company has agreements that provide for fees based upon the quantities of subjects enrolled and clinical evaluation visits that occur over the life of the study. The cost estimates are determined based upon a review of the agreements and data collected by internal and external clinical personnel as to the status of enrollment and subject visits, and are based upon the facts and circumstances known to the Company at each financial reporting date. If the actual performance of activities varies from the assumptions used in the cost estimates, the accruals are adjusted accordingly. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through June 30, 2018.

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

The Company’s computation of net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net loss – basic and diluted	$(5,398)	$(3,301)	$(8,109)	$(2,423)
Denominator:
Weighted average number of common shares outstanding - basic	34,942	34,322	34,778	34,234
Weighted average number of common shares outstanding - diluted	34,942	34,322	34,778	34,234

Basic net loss per share	$(0.15)	$(0.10)	$(0.23)	$(0.07)

Diluted net loss per share	$(0.15)	$(0.10)	$(0.23)	$(0.07)

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock options outstanding	5,819	5,632	5,937	5,700
Unvested restricted stock units	141	105	333	105
ESPP	31	19	27	19
	5,991	5,756	6,297	5,824

Recently adopted accounting pronouncements

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASC 2016-18), which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows. ASU 2016-18 was effective for the Company beginning on January 1, 2018 and was required to be adopted retrospectively. Historically, the Company’s restricted cash balance has not been significant and the adoption of the guidance did not have a material impact on its condensed consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation - Scope of Modification Accounting (ASU 2017-09). The standard provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The standard was effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods and early adoption was permitted. The Company adopted the guidance on a prospective basis effective January 1, 2018 and the adoption of ASU 2017-09 did not have a material impact on its condensed consolidated financial statements; however, any future impact to share-based compensation expense will depend on the terms specified in any new changes to share-based payment awards subsequent to the adoption.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income that gives entities the option to reclassify to retained earnings tax effects related to items that have been stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the Act). A company that elects to reclassify these amounts must reclassify stranded tax effects related to the Act’s change in U.S. federal tax rate for all items accounted for in other comprehensive income. Companies can also elect to reclassify other stranded effects that relate to the Act but do not directly relate to the change in the federal rate. Companies can choose whether to apply the amendments retrospectively to each period in which the effect of the Act is recognized or to apply the amendments in the period of adoption. The guidance is effective for all companies for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Entities can choose whether to apply the amendments retrospectively to each period in which the effect of the Act is recognized or to apply the amendments in the period of adoption, and the Company is assessing the potential impacts of the standard.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered, or the service has been rendered, and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The accounting standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and the Company is assessing the potential impacts of the standard.

Note 3.  Balance Sheet Details

Short-term investments

Short-term investments consisted of the following (in thousands):

	At June 30, 2018
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government bonds	less than 1	$1,599	$-	$(13)	$1,586
U.S. government agency bonds	less than 2	3,988	-	(22)	3,966
Bank certificates of deposit	less than 1	8,702	1	(7)	8,696
Commercial paper	less than 1	12,672	1	(2)	12,671
Corporate notes	less than 3	47,152	20	(209)	46,963
Asset-backed securities	less than 3	21,456	1	(132)	21,325
Total		$95,569	$23	$(385)	$95,207

	At December 31, 2017
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government bonds	less than 2	$1,799	$-	$(17)	$1,782
U.S. government agency bonds	less than 2	2,698	-	(17)	2,681
Bank certificates of deposit	less than 1	10,300	1	(3)	10,298
Commercial paper	less than 1	11,598	-	(5)	11,593
Corporate notes	less than 3	51,532	6	(121)	51,417
Asset-backed securities	less than 3	16,796	-	(61)	16,735
Total		$94,723	$7	$(224)	$94,506

Accounts receivable, net

Accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accounts receivable	$17,626	$17,248
Less allowance for doubtful accounts	(537)	(592)
	$17,089	$16,656

Inventory, net

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Finished goods	$3,809	$4,225
Work in process	3,094	2,368
Raw material	6,909	4,629
	$13,812	$11,222

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued contract payments (see Note 9)	$1,078	$1,033
Accrued bonuses	4,894	9,106
Accrued vacation benefits	2,285	2,121
Accrued Employee Stock Purchase Plan liability	2,139	1,517
Other accrued liabilities	6,259	6,672
	$16,655	$20,449

Note 4.  Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands). The Company did not have any financial liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

		At June 30, 2018
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$148	$148	$-	$-
U.S. government agency bonds (ii)	3,966	-	3,966	-
U.S. government bonds (ii)	1,587	-	1,587	-
Bank certificates of deposit (ii) (iv)	10,195	-	10,195	-
Commercial paper (ii) (iii)	16,411	-	16,411	-
Corporate notes (ii)	46,963	-	46,963	-
Asset-backed securities (ii)	21,325	-	21,325	-
	$100,595	$148	$100,447	$-

		At December 31, 2017
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$2,370	$2,370	$-	$-
U.S. government agency bonds (ii)	2,681	-	2,681	-
U.S. government bonds (ii)	1,782	-	1,782
Bank certificates of deposit (ii)	10,298	-	10,298	-
Commercial paper (ii) (iii)	14,593	-	14,593	-
Corporate notes (ii)	51,417	-	51,417	-
Asset-backed securities (ii)	16,735	-	16,735	-
	$99,876	$2,370	$97,506	$-
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)

As of June 30, 2018 and December 31, 2017, commercial paper investments totaling $3,740 and $3,000 (in thousands), respectively, are included in cash and cash equivalents on the condensed consolidated balance sheets, as each of the investments has a maturity of three months or less from the date of purchase on the condensed consolidated balance sheets.

(iv)

As of June 30, 2018, one bank certificate of deposit investment totaling $1,500 (in thousands) is included in cash and cash equivalents on the condensed consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the condensed consolidated balance sheets.

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

In November 2013, the Company entered into an amended agreement with GMP in which remaining royalties payable to GMP (the Buyout Agreement) were canceled in exchange for the issuance of $17.5 million in promissory notes payable to GMP and a party related to GMP. The Company concluded that the $17.5 million transaction represented the purchase of an intangible asset. The Company estimated a useful life of five years over which the intangible asset is being amortized to cost of sales in the accompanying statements of operations, which amortization period was determined after consideration of the projected outgoing royalty payment stream had the Buyout Agreement not occurred, and the remaining life of the patents obtained in the Original GMP Agreement. After determining that the pattern of future cash flows associated with this intangible asset could not be reliably estimated with a high level of precision, the Company concluded that the intangible asset will be amortized on a straight‑line basis over the estimated useful life. For each of the three months ended June 30, 2018 and June 30, 2017, the Company recorded amortization expense of $0.9 million related to this intangible asset in cost of sales and for each of the six months ended June 30, 2018 and June 30, 2017, the Company recorded amortization expense of $1.8 million related to this intangible asset in cost of sales.

Other intangible assets

Prior to June 30, 2017, the Company entered into agreements with four international distributors pursuant to which their distribution rights with the Company were terminated. As part of the agreements, the distributors agreed to provide certain services to, and not compete with, the Company for one to two years in exchange for payments calculated based on single-digit percentages of the Company’s future revenues in those years in the respective countries that had comprised the distributors’ territories.  Management recorded the estimated fair value of the non-compete provisions as intangible assets.  As of June 30, 2018, two of these intangible assets were fully amortized, and the gross non-compete intangible assets for the remaining two agreements totaled $0.3 million and continue to be amortized on a straight-line basis to selling, general and administrative expense over the one to two year periods. For the three months ended June 30, 2018 and June 30, 2017, the Company recorded amortization expense related to the non-compete intangible assets of approximately $43,000 and $66,000, respectively, and for the six months ended June 30, 2018 and June 30, 2017, the Company recorded amortization expense related to the non-compete intangible assets of approximately $86,000 and $129,000, respectively.

The following reflects the composition of intangible assets, net (in thousands):

	June 30,	December 31,
	2018	2017
GMP royalty buyout	$17,500	$17,500
Non-compete agreements	341	524
	17,841	18,024
Accumulated amortization	(16,530)	(14,877)
Total	$1,311	$3,147
Weighted average amortization period (in months)	60	60

The remaining amortization expense for 2018 is $1.3 million, after which point the above mentioned intangible assets will be fully amortized.

Note 6. Revenue from Contracts with Customers

The Company’s net sales are generated primarily from sales of iStent products to customers. Customers are primarily comprised of ambulatory surgery centers and hospitals, with distributors being used in certain international locations where the Company currently does not have a direct commercial presence.

Disaggregation of revenue

The Company’s disaggregation of revenue is consistent with its operating segments disclosed in Note 10, Business Segment Information, and all of the Company’s net sales are considered revenue from contracts with customers.

Contract balances

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. As payment terms on invoiced amounts are typically 30 days, consistent with ASC 606 guidance, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of June 30, 2018 and December 31, 2017, all amounts included in accounts receivable, net on the condensed consolidated balance sheets are related to contracts with customers.

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

During the three and six months ended June 30, 2018, the Company did not recognize any revenue related to changes in transaction prices related to its contracts with customers and did not recognize any changes in revenue related to amounts included in contract liabilities at the beginning of the period.

Note 7.  Stock-Based Compensation

The Company has four stock-based compensation plans (collectively, the Stock Plans)—the 2001 Stock Option Plan (the 2001 Stock Plan), the 2011 Stock Plan (the 2011 Stock Plan), the 2015 Omnibus Incentive Compensation Plan (the 2015 Stock Plan) and the 2015 ESPP. The 2015 Stock Plan permits grants of RSU awards.  RSU awards vest 25% on each of the first, second, third and fourth anniversaries of the grant date.

Stock options

The following table summarizes stock option activity under the 2001 Stock Plan, 2011 Stock Plan and 2015 Stock Plan during the six months ended June 30, 2018 (in thousands):

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic Value
	Options	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2017	7,026	$21.36	7.3	$69,555
Granted	896	30.83
Exercised	(438)	10.49		11,319
Canceled/forfeited/expired	(177)	30.53
Outstanding at June 30, 2018	7,307	$22.95	7.2	$136,362
Vested and expected to vest at June 30, 2018	7,185	$22.78	7.2	$135,211
Exercisable at June 30, 2018	4,224	$15.67	6.1	$107,695

The weighted average estimated grant date fair value per share of stock options granted during the three and six months ended June 30, 2018 was $16.91 and $15.08, respectively, and the total fair value of stock options that vested during the three and six months ended June 30, 2018 was $6.4 million and $15.7 million, respectively.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the assumptions noted in the following table.  The weighted average assumptions used to estimate the fair value of options granted to employees were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Risk-free interest rate	2.65%	2.01%	2.67%	2.13%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	44.8%	46.6%	44.9%	46.6%
Expected term (in years)	6.10	6.09	6.10	6.09

Restricted stock units

The following table summarizes the activity of unvested RSUs under the Stock Plans during the six months ended June 30, 2018 (in thousands):

		Weighted-
	Number of	average
	shares	grant date
	(in thousands)	fair value
Unvested at December 31, 2017	173	$39.10
Granted	258	30.41
Vested	(26)	42.14
Canceled/forfeited	(9)	32.49
Unvested at June 30, 2018	396	$33.39

The fair value of RSU awards made to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date.

All share-based compensation arrangements

Additionally, as of June 30, 2018, total unamortized stock-based compensation expense was $57.2 million related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average vesting term of approximately 3.0 years. Stock-based compensation cost capitalized in inventory was not material for the three or six months ended June 30, 2018.

The following table summarizes the allocation of stock-based compensation related to stock options and RSUs in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of sales	$177	$141	$351	$270
Selling, general and administrative	4,864	3,470	8,880	5,784
Research and development	1,420	1,123	2,632	1,881
Total	$6,461	$4,734	$11,863	$7,935

Note 8.  Income Taxes

The provision for income taxes is determined using an effective tax rate. For the three months ended June 30, 2018, the Company’s estimated annual effective tax rate of (0.4)% was lower than the U.S. federal statutory rate primarily due to various permanent items, the impact of the Company’s valuation allowance, and minimum state tax payments. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the annual effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. For the three and six months ended June 30, 2018, the Company recorded a provision for income taxes of $11,000 and $16,000, respectively which was primarily comprised of state income taxes. For the three and six month periods ended June 30, 2017, the Company recorded a provision for income taxes of $22,000 and $77,000, respectively.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities along with net operating loss and tax credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. For the three and six months ended June 30, 2018, the Company has established a valuation allowance for all of the deferred tax assets, with the exception of known refundable federal credits. For the three and six months ended June 30, 2017, the Company had established a valuation allowance for all deferred tax assets.

Additionally, the Company follows an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return.

The Tax Cuts and Jobs Act

The Act was enacted on December 22, 2017. Among other changes, the Act reduces the US federal corporate tax rate from 34% to 21% for federal tax purposes. In accordance with Staff Accounting Bulletin 118, as of June 30, 2018, the Company has not completed the accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances. In all cases, the Company will continue to make and refine calculations as additional analysis is completed. In addition, estimates may also be affected as the Company gains a more thorough understanding of the Act.

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Act and refining calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts based on information available at December 31, 2017. The provisional amount recorded related to the remeasurement of the deferred tax balance was $25.2 million, which was fully offset by a decrease in the valuation allowance. There were no significant changes to any of the balances recorded at December 31, 2017 as a result of the Act during the three and six months ended June 30, 2018.

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

The Company leases two adjacent facilities located in San Clemente, California, both of which are subject to leases that expire on December 31, 2021. The agreements each contain an option to extend the leases for up to two additional three-year periods at market rates. The total square footage of both facilities equals approximately 77,000 and in February 2018, the Company entered into an agreement to increase the leased square footage by approximately 21,000 square feet, effective January 1, 2019.

The Company’s remaining U.S.-based and foreign subsidiaries’ leased office space totals less than 14,000 square feet.

The Company recorded deferred rent of $0.6 million and $0.3 million as of June 30, 2018 and December 31, 2017, respectively, in conjunction with its facilities lease agreements. For the three months ended June 30, 2018 and June 30, 2017, rent expense was $0.4 million and $0.3 million, respectively, and for the six months ended June 30, 2018 and June 30, 2017, rent expense was $0.8 million and $0.6 million, respectively.

Future minimum payments under the aforementioned non-cancelable operating leases for each of the five succeeding years are as follows (in thousands):

Remainder of 2018	$775
2019	1,539
2020	1,640
2021	1,644
2022	-
Thereafter	-
$5,598

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the UC Agreement) with the Regents of the University of California (the University) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the University a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the UC Agreement, Glaukos agreed to pay to the University a low single-digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $0.5 million. This ongoing product payment terminates on the date that the last of the Patent Rights expires, which is currently expected to be in 2022. For the three months ended June 30, 2018 and June 30, 2017, the Company recorded approximately $1.1 million and $1.0 million, respectively, in cost of sales in connection with this product payment obligation and approximately $2.1 million and $1.9 million, respectively, in cost of sales in connection with this product payment obligation for the six month periods ended June 30, 2018 and June 30, 2017.

Executive Deferred Compensation Plan

Effective April 1, 2017, the Company established a deferred compensation plan (the Deferred Compensation Plan) for eligible senior level employees. The plan is designed to permit eligible employees to make elective deferrals of compensation to which he or she will become entitled in the future. The Company also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of company-owned life insurance policies (COLIs).  The fair value of the Deferred Compensation Plan liability, included in other liabilities on the condensed consolidated balance sheets, was approximately $1.7 million and $0.6 million as of June 30, 2018 and December, 31, 2017, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the condensed consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $1.7 million and $0.7 million as of June 30, 2018 and December 31, 2017, respectively.

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

	Three months ended		Six months ended
	June 30,		June 30,
Geographic Net Sales Information (in thousands)	2018	2017	2018	2017
United States	$36,311	$37,075	$69,924	$68,952
International	6,850	4,210	13,370	8,240
Total net sales	$43,161	$41,285	$83,294	$77,192

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

Our iStent, a micro‑bypass stent that is designed to reduce intraocular pressure by restoring the natural physiologic pathways for aqueous humor, was the first commercially available MIGS treatment solution. Approved by the United States (U.S.) Food and Drug Administration (FDA) for insertion in combination with cataract surgery, the iStent procedure is currently reimbursed by Medicare and all major national private payors. Our next product, the iStent Inject, includes two stents pre‑loaded in an auto‑injection inserter that are also designed to lower intraocular pressure. The iStent Inject was commercially available in 2017 in certain European Union countries, Canada, Australia, Brazil and South Africa. In these markets, it is approved for use in conjunction with cataract surgery or as a standalone procedure, even though reimbursement may not be available for all such procedures. We received FDA approval to market the iStent Inject in the U.S. in conjunction with cataract surgery in June 2018.

We are developing three additional iStent pipeline products: the iStent Infinite, the iStent Supra and the iStent SA. We submitted an IDE application for the iStent Infinite, which includes three stents pre-loaded in an auto-injection inserter and is intended to lower intraocular pressure in refractory glaucoma patients. The iStent Supra is designed to access an alternative drainage space within the eye and is being evaluated in a U.S. pivotal IDE trial for implantation in connection with cataract surgery. We completed enrollment for the U.S. pivotal IDE trial for the iStent Supra in 2017.  The iStent SA is designed for use as a standalone glaucoma procedure. Similar to the iStent Inject, the iStent SA is a two-stent product that is slightly wider than the iStent Inject and uses a different auto‑injection inserter designed for use in a standalone procedure.

We are also pursuing regulatory approval of our first sustained pharmaceutical therapy using our iDose drug delivery system. A U.S. investigational new drug (IND) Phase II study of our initial iDose platform product, iDose

Travoprost, was completed in 2017 and we have commenced enrollment of the U.S. Phase III clinical trials for this product.

We are also conducting research and development activities to explore other potential drugs that may benefit from the use of the iDose drug delivery system. In addition, other proprietary research and development (R&D) efforts are underway on early-stage technologies, including, without limitation, an intraocular pressure sensor (IOP) system that is designed to capture and store a glaucoma patient’s short-interval IOP measurements over extended periods of time, and transmit data to the patient’s physician in order to enhance treatment decisions.

Our net sales increased to $43.2 million for the three months ended June 30, 2018 from $41.3 million for the three months ended June 30, 2017, and net sales increased to $83.3 million for the six months ended June 30, 2018 from $77.2 million for the six months ended June 30, 2017. We incurred net losses for the three and six month periods ended June 30, 2018 of $5.4 million and $8.1 million, respectively, and incurred net losses for the three and six month periods ended June 30, 2017 of $3.3 million and $2.4 million, respectively.

As of June 30, 2018 and December 31, 2017, we had an accumulated deficit of $200.3 million and $192.2 million, respectively.

We have made and expect to continue to make significant investments in our global sales force, marketing programs, research efforts and clinical studies. FDA‑approved IDE studies and new product development programs in our industry are expensive, and we have incurred a significant increase in administrative costs since we began operating as a public company. Accordingly, although we achieved profitability in 2016 and certain periods of 2017, we incurred losses in the first and second quarters of 2018 and there can be no assurance that we will be profitable in future quarters.

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

We anticipate our net sales will increase as we expand our global sales and marketing infrastructure and continue to increase awareness of our products by expanding our sales base and increasing our marketing efforts. We also expect that our net sales within a fiscal year may be impacted seasonally and reflect seasonality patterns generally consistent with U.S. cataract procedure volumes, which are typically softer in the first quarter and stronger in the fourth quarter of a given year. However, until recently, our iStent was the only MIGS device approved for sale in the United States by the FDA. Thus, we had for several years commercialized the iStent in the United States without any direct MIGS competitors. Other MIGS devices have now become available in the United States and globally, including our iStent Inject or are in development by third parties that have entered or could enter the market and which may affect adoption of or demand for our products. These new MIGS products could achieve greater commercial acceptance than our iStent, iStent Inject or our pipeline products under development, which may reduce demand for our products and reduce our net sales.

In 2017, the Australian Department of Health (ADOH) initiated a comprehensive review of its Medicare Benefits Schedule (MBS), a list of approximately 5,600 codes used to determine reimbursement. As part of this review, reimbursement of the surgeon fee code for implantation of iStent devices was suspended effective May 1, 2017. Prior to suspension of the code, the Company filed an application with the ADOH to obtain a new code for reimbursement of the surgeon fee. On May 4, 2017 the ADOH created a temporary MBS code for the implantation of iStent and iStent Inject, which is set to expire on December 31, 2018. In May 2018 the ADOH announced that a new permanent MBS code for the implantation of iStent and iStent Inject in conjunction with cataract surgery will be created effective November 2018.

Cost of sales

Cost of sales reflects the aggregate costs to manufacture our products and includes raw material costs, labor costs, manufacturing overhead expenses and the effect of changes in the balance of reserves for excess and obsolete inventory. We manufacture our iStent products at our headquarters in San Clemente, California using components manufactured by third parties. Due to the relatively low production volumes of our iStent products, compared to our potential capacity for those products, a significant portion of our per-unit costs is comprised of manufacturing overhead expenses. These expenses include quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management.

Beginning in late 2013, cost of sales has included amortization of the $17.5 million intangible asset we recognized in connection with our royalty buyout agreement with GMP Vision Solutions, Inc. in November 2013. The amortization expense was $0.9 million in each of the three month periods ended June 30, 2018 and June 30, 2017, and was $1.8 million in each of the six month periods ended June 30, 2018 and June 30, 2017, and the remaining amortization expense for 2018 is $1.2 million, after which point the above mentioned intangible asset will be fully amortized.

Beginning in 2015, cost of sales includes a charge equal to a low single‑digit percentage of worldwide net sales of certain current and future products, including our iStent products, with a required minimum annual payment of $500,000, which amount became payable to the Regents of the University of California (the University) in connection with our December 2014 agreement with the University (the UC Agreement) related to a group of the Company’s U.S. patents (the Patent Rights). This ongoing product payment obligation will terminate on the date the last of the Patent Rights expires, which is currently expected to be in 2022.

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

Research and development

Our R&D activities primarily consist of new product development projects, pre‑clinical studies, IDE studies, and other clinical trials. Our R&D expenses primarily consist of personnel‑related expenses, including salaries, fringe benefits and stock‑based compensation for our R&D employees; research materials; supplies and services; and the costs of conducting clinical studies, which include payments to investigational sites and investigators, clinical research organizations, consultants, and other outside technical services and the costs of materials, supplies and travel. We expense R&D costs as incurred. We expect our R&D expenses to increase as we initiate and advance our development programs, including our expanding pharmaceutical and IOP sensor development efforts, and clinical trials, the most costly of which are expected to be our iStent Supra, iDose Travoprost, iStent SA and iStent Infinite product candidates.

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

Non-operating (expense) income

Non-operating (expense) income primarily consists of interest income derived from our short-term investments. Also included are unrealized gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar, primarily related to intercompany loans.

Income taxes

The provision for income taxes is determined using an estimated annual effective tax rate which is generally lower than the U.S. federal statutory rate primarily due to various permanent items, the impact of the Company’s valuation allowance, and minimum state tax payments. The annual effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the annual effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the we conduct business, our expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets.

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. Among other changes, the Act reduces the US federal corporate tax rate from 34% to 21% for federal tax purposes. In accordance with Staff Accounting Bulletin 118, as of June 30, 2018, we have not completed the accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on the existing deferred tax balances. In all cases, we will continue to make and refine calculations as additional analysis is completed. In addition, estimates may also be affected as we gain a more thorough understanding of the Act.

We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts based on information available at December 31, 2017. The provisional amount recorded related to the remeasurement of the deferred tax balance was $25.2 million, which was fully offset by a decrease in the valuation allowance. There were no significant changes to any of the balances recorded at December 31, 2017 as a result of the Act during the three and six months ended June 30, 2018.

Due to uncertainties which currently exist in the interpretation of the provisions of the Act regarding Internal Revenue Code (IRC) Section 162(m), we are still evaluating the potential impacts of IRC Section 162(m) as amended by the Act.

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

	Three Months Ended
	June 30,		% Increase
(in thousands)	2018	2017	(decrease)
Statements of operations data:
Net sales	$43,161	$41,285	5%
Cost of sales	6,160	5,522	12%
Gross profit	37,001	35,763	3%
Operating expenses:
Selling, general and administrative	28,638	24,675	16%
In-process research and development	-	5,320	NM
Research and development	12,611	9,633	31%
Total operating expenses	41,249	39,628	4%
Loss from operations	(4,248)	(3,865)	10%
Total non-operating (expense) income	(1,139)	586	NM
Provision for income taxes	11	22	(50%)
Net loss	$(5,398)	$(3,301)	64%

NM = Not Meaningful

Net sales

Net sales for the three months ended June 30, 2018 and June 30, 2017 were $43.2 million and $41.3 million, respectively, reflecting an increase of $1.9 million or 5%.  The increase in net sales resulted primarily from expansion of the Company’s direct sales operations into new international markets. Net sales in the United States represented $36.3 million and $37.1 million for the three months ended June 30, 2018 and June 30, 2017, respectively, decreasing by 2%, with average selling prices relatively stable compared to the prior period. International sales for the three months ended June 30, 2018 and June 30, 2017 were $6.9 million and $4.2 million, respectively, increasing by 63%. Net sales at our subsidiaries in Brazil, Germany, Japan, and the United Kingdom accounted for the majority of the increase internationally.

Cost of sales

Cost of sales for the three months ended June 30, 2018 and June 30, 2017 were $6.2 million and $5.5 million, respectively, reflecting an increase of $0.6 million or 12%. Our gross margin was 86% and 87% for the three months ended June 30, 2018 and June 30, 2017, respectively.

Selling, general and administrative expenses

SG&A expenses for the three months ended June 30, 2018 and June 30, 2017 were $28.6 million and $24.7 million, respectively, reflecting an increase of approximately $4.0 million or 16%. The increase in SG&A expenses was primarily the result of approximately $3.1 million in additional compensation and related employee expense associated with our growing number of domestic and international employees with the remaining increase comprised of other SG&A expenses such as consulting and professional services fees and non-employee related expenses incurred by our foreign subsidiaries.

In-process research and development expenses

IPR&D expenses for the three months ended June 30, 2018 and June 30, 2017 were zero and $5.3 million, respectively, given the purchase of the IOP Sensor System from DOSE occurred in the prior year.

Research and development expenses

R&D expenses for the three months ended June 30, 2018 and June 30, 2017 were $12.6 million and $9.6 million, respectively, reflecting an increase of $3.0 million or 31%.  The increase in R&D expenses was primarily the result of approximately $1.7 million in additional compensation and related employee expenses as well as an overall increase in other core R&D and clinical expenses of approximately $1.3 million.

Non-operating (expense) income

We had non-operating expense for the three months ended June 30, 2018 of $1.1 million and had non-operating income of $0.6 million for the three months ended June 30, 2017. The decrease in non-operating (expense) income primarily relates to the recognition of unrealized foreign currency losses due to higher intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates.

Provision for income taxes

Our effective tax rate for the second quarter of 2018 was (0.2)%.    For the three months ended June 30, 2018 and June 30, 2017, we recorded a provision for income taxes of $11,000 and $22,000, respectively, which were primarily comprised of state income taxes in both periods along with federal alternative minimum tax in the three months ended June 30, 2017.

Comparison of Six Months Ended June 30, 2018 and 2017

	Six Months Ended
	June 30,		% Increase
(dollars in thousands)	2018	2017	(decrease)
Statements of operations data:
Net sales	$83,294	$77,192	8%
Cost of sales	11,946	10,702	12%
Gross profit	71,348	66,490	7%
Operating expenses:
Selling, general and administrative	55,793	46,156	21%
In-process research and development	-	5,320	NM
Research and development	23,517	18,575	27%
Total operating expenses	79,310	70,051	13%
Loss from operations	(7,962)	(3,561)	124%
Total non-operating (expense) income	(131)	1,215	NM
Provision for income taxes	16	77	-79%
Net loss	$(8,109)	$(2,423)	235%

NM = Not Meaningful

Net sales

Net sales for the six months ended June 30, 2018 and June 30, 2017 were $83.3 million and $77.2 million, respectively, reflecting an increase of $6.1 million or 8%. The increase in net sales resulted primarily from expansion of the Company’s direct sales operations into new international markets. Net sales in the United States represented $69.9 million and $69.0 million for the six months ended June 30, 2018 and June 30, 2017, respectively, increasing by 1%. International sales for the six months ended June 30, 2018 and June 30, 2017 were $13.4 million and $8.2 million, respectively, increasing by 62%. Net sales at our subsidiaries in Brazil, Germany, Japan, and the United Kingdom accounted for the majority of the increase internationally.

Cost of sales

Cost of sales for the six months ended June 30, 2018 and June 30, 2017 were $11.9 million and $10.7 million, respectively, reflecting an increase of $1.2 million or 12%. Our gross margin was 86% for each of the six months ended June 30, 2018 and June 30, 2017.

Selling, general and administrative expenses

SG&A expenses for the six months ended June 30, 2018 and June 30, 2017 were $55.8 million and $46.2 million, respectively, reflecting an increase of approximately $9.6 million or 21%. The increase in SG&A expenses was primarily the result of approximately $7.7 million in additional compensation and related employee expense associated with our growing number of domestic and international employees, with the remaining increase comprised of other SG&A expenses such as consulting and professional services fees and non-employee related expenses incurred by our foreign subsidiaries.

In-process research and development expenses

IPR&D expenses for the six months ended June 30, 2018 and June 30, 2017 were zero and $5.3 million, respectively, given the purchase of the IOP Sensor System from DOSE occurred in the prior year.

Research and development expenses

R&D expenses for the six months ended June 30, 2018 and June 30, 2017 were $23.5 million and $18.6 million, respectively, reflecting an increase of $4.9 million or 27%.  The increase in R&D expenses was primarily the result of approximately $3.2 million in additional compensation and related employee expenses as well as an overall increase in other core R&D and clinical expenses of approximately $1.7 million.

Non-operating (expense) income

We had non-operating expense for the six months ended June 30, 2018 of $0.1 million and had non-operating income of $1.2 million for the six months ended June 30, 2017. The decrease in non-operating (expense) income primarily relates to the recognition of unrealized foreign currency losses due to higher intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates.

Provision for income taxes

Our effective tax rate for the six months ended June 30, 2018 and 2017 was (0.2)% and (3.3)%, respectively.    For the six months ended June 30, 2018 and June 30, 2017, we recorded a provision for income taxes of $16,000 and $77,000, respectively, which were primarily comprised of state income taxes in both periods along with federal alternative minimum tax in the six months ended June 30, 2017.

Liquidity and Capital Resources

For the six months ended June 30, 2018, we incurred a net loss of $8.1 million and we used cash from operations of approximately $2.6 million. As of June 30, 2018, we had an accumulated deficit of approximately $200.3 million. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering (IPO), the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities and cash generated from operations. We have made and expect to continue to make significant investments in our global sales force, marketing programs, research and development activities and clinical studies. FDA‑approved IDE studies and new product development programs in our industry are expensive, and we have also incurred a significant increase in administrative costs since we began operating as a public company in 2015. Accordingly, although we were profitable in 2016 and certain periods in 2017, and have generated cash from operations in those years, there can be no assurance that we will continue to be profitable or continue to generate cash from operations.

At June 30, 2018, we had $120.1 million in cash, cash equivalents and short-term investments. We plan to fund our operations and capital funding needs using existing cash and investments and cash generated from operations, and we may seek to obtain additional financing in the future through debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all. We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and cash generated from operations will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date our condensed consolidated financial statements for the three and six months ended June 30, 2018 are made publicly available.

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$24,941	$24,508
Short-term investments	95,207	94,506
Accounts receivable, net	17,089	16,656
Accounts payable	3,611	6,244
Accrued liabilities	16,655	20,449
Working capital (1)	135,014	122,672
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

The following table is a condensed summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(in millions)	2018	2017
Net cash (used in) provided by:
Operating activities	$(2.6)	$6.6
Investing activities	(2.7)	(3.3)
Financing activities	5.7	3.8
Exchange rate changes	-	(0.2)
Net increase in cash, cash equivalents and restricted cash	$0.4	$6.9

At June 30, 2018, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the six months ended June 30, 2018, our operating activities used $2.6 million, whereas in the six months ended June 30, 2017, our operating activities provided $6.6 million.

For the six months ended June 30, 2018, the total net change in operating assets and liabilities reflected cash usage of $12.2 million due primarily to increases in inventory and prepaid expenses and other current assets of approximately $4.5 million and an increase in accounts payable and accrued liabilities of $6.1 million.  More than offsetting this amount were all non-cash adjustments to reconcile net loss to net cash used in operating activities totaling $17.7 million, primarily consisting of stock-based compensation expense of $11.9 million, depreciation and amortization of $3.4 million and unrealized foreign currency losses of $1.2 million.

For the six months ended June 30, 2017, the total net change in operating assets and liabilities reflected cash usage of $1.1 million due primarily to increases in accounts receivable and inventory of approximately $3.7 million and an increase in accounts payable and accrued liabilities of $2.1 million, partially offset by a net decrease in prepaid expenses and other current assets of $0.7 million.  More than offsetting this amount were all non-cash adjustments to reconcile net loss to net cash provided by operating activities totaling $10.1 million, primarily consisting of stock-based compensation expense of $7.9 million and depreciation and amortization of $2.4 million.

Investing Activities

In the six months ended June 30, 2018 and June 30, 2017, our investing activities used $2.7 million and $3.3 million of cash, respectively.

For the six months ended June 30, 2018, we used cash of approximately $47.1 million for purchases of short-term investments and we received cash of approximately $46.4 million from sales and maturities of short-term investments, for a combined net cash usage of $0.7 million related to short-term investments.

For the six months ended June 30, 2017, we used cash of approximately $45.8 million for purchases of short-term investments and we received cash of approximately $44.6 million from sales and maturities of short-term investments, for a combined net cash usage of $1.2 million related to short-term investments.

Additionally, during the six months ended June 30, 2018 and June 30, 2017, we used approximately $2.0 million and $2.1 million, respectively, for purchases of property and equipment.

Financing Activities

In the six months ended June 30, 2018 and June 30, 2017, financing activities provided $5.7 million and $3.8 million, respectively.

For the six months ended June 30, 2018, we received cash from stock option exercises of $4.6 million and share purchases under our Employee Stock Purchase Plan of $1.4 million.

In the six months ended June 30, 2017, finance activities provided $3.8 million in cash comprised of proceeds from the exercise of stock options of $2.8 million and share purchases under the Employee Stock Purchase Plan of approximately $1.0 million.

Commitments

As of June 30, 2018, the Company had material commitments for capital expenditures of approximately $0.9 million. We plan to fund our capital expenditures with cash and cash equivalents.

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

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” included in Part II, Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2017. There have been no material changes to our critical accounting policies and estimates as disclosed therein, with the exception of the Company’s adoption of Accounting Standards Codification (ASC) 606, Revenue Recognition – Revenue from Contracts with Customers and its related amendments (ASC 606). See the section entitled “Revenue recognition” within the Company’s Summary of Significant Accounting Policies and Note 6, Revenue from Contracts with Customers for further discussion of the Company’s adoption of ASC 606 and related disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our second fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On April 14, 2018, the Company filed a patent infringement lawsuit against Ivantis, Inc. in the U.S. District Court for the Central District of California, Southern Division, alleging that Ivantis’ Hydrus Microstent device infringes the Company’s U.S. Patent Nos. 6,626,858 and 9,827,143. The lawsuit seeks unspecified monetary damages and injunctive relief. On May 21, 2018, Ivantis filed a motion to dismiss the complaint for failure to state a claim and lack of subject matter jurisdiction, which the Court vacated to allow the Company time to conduct limited discovery on the issues raised.  Should Ivantis seek to file a renewed motion, it must do so by August 20, 2018. On May 23 and May 30, 2018, Ivantis also filed Inter Partes Review proceedings with the Patent Trial and Appeal Board (“PTAB”) on the patents asserted in the litigation.  The Company has three months to file an optional preliminary response, and within six months, the PTAB will decide whether or not to institute the proceedings.

Item 1A.  Risk Factors

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, which was filed with the SEC on May 9, 2018.  With the exception of risks relating to the recent FDA approval of our iStent Inject product and the European Union’s General Data Protection Regulation taking effect, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Annual Report on Form 10-K.

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

Risks Related to Our Business

We have incurred significant losses since inception and there can be no guarantee that we reach sustained profitability.

Since the Company’s inception in July 1998, we have incurred significant operating losses. For the three and six months ended June 30, 2018, we incurred net losses of approximately $5.4 million and $8.1 million, respectively, and for the fiscal year ended December 31, 2017, we incurred a net loss of $0.1 million.  As of June 30, 2018, we had an accumulated deficit of approximately $200.3 million. Losses have resulted principally from costs incurred in our clinical trial, research and development programs and from our general and administrative expenses. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering (IPO), the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities and cash generated from operations. We have devoted substantially all of our resources to the research and development of our products, the commercial launch of the iStent and the recently FDA-approved iStent Inject, the development of our proprietary sales network, and the assembly of a management team to build our business.

To implement our global business strategies we need to, among other things, further grow our global sales and marketing infrastructure to increase global market acceptance of our products and any other products that receive FDA or equivalent foreign approval, fund ongoing research and development activities, expand our manufacturing capabilities, and obtain regulatory clearance or approval to commercialize our existing products in international markets or to commercialize those currently under development in the United States and internationally. As a result, we expect our expenses to increase significantly as we pursue these objectives. Our ability to reach sustained profitability is highly uncertain, especially given our limited commercial history selling our products globally and an increasingly competitive landscape, which makes forecasting our sales more difficult. In addition, we may experience transitory sales declines related to the commercial launch of our iStent Inject device, as customers deplete inventory in anticipation of the new product and as physicians participate in ordinary-course training for and sampling of the iStent Inject.  We will need to generate significant additional net sales to reach and maintain profitability. We cannot be sure that we will reach sustained profitability for any substantial period of time. Our failure to sustain profitability could have an adverse effect on the value of our common stock.

Substantially all of our net sales have been generated from sales of the iStent, which has an increasingly competitive landscape, and we are substantially dependent on its success. If competition or other factors slow the market acceptance or usage of the iStent, the recently-approved iStent Inject or our other products under development, our business will suffer.

Our primary sales‑generating commercial product has been the iStent, which we began selling in the United States in the third quarter of 2012. We rely heavily upon sales in the United States, which comprised 84% and 89% of our net sales for the six months ended June 30, 2018 and 2017, respectively. We expect to continue to derive a significant portion of our net sales from sales of the iStent, as well as the recently-approved iStent Inject, in the United States, even if we are successful in continuing to commercialize our iStent products outside the United States, or receive necessary approvals to commercialize the iStent Infinite, iStent Supra,  iDose Travoprost, iStent SA and the IOP Sensor System in the United States and other countries. Accordingly, our ability to generate net sales is highly dependent on our ability to market and sell the iStent and the iStent Inject.

We developed MIGS to provide an alternative to the traditional glaucoma treatment and management paradigm. The iStent was our first MIGS device and we are developing other products to treat glaucoma, including the iStent Inject, which received FDA approval to be marketed in the U.S. in June 2018. MIGS and our MIGS devices may experience a slowdown of market acceptance among eye care professionals, patients, healthcare payors and the medical community. There are a number of other available therapies marketed for the treatment of glaucoma, including medication therapies that are well established and are widely accepted by the medical community. There are also other MIGS devices that are currently available in the United States and globally or are in development by third parties that have entered or could enter the market and which may affect adoption of or demand for our products. For example, Alcon, Inc. (which acquired Transcend Medical, Inc., a MIGS competitor) obtained FDA approval and commenced a commercial launch of its CyPass® suprachoroidal implant, a competitive MIGS device, in 2016. The CyPass device is indicated for use in conjunction with cataract surgery for the reduction of IOP in adult patients with mild to moderate primary open-angle glaucoma.  Also in 2016, Allergan plc (which acquired AqueSys, Inc., a MIGS competitor) obtained FDA approval and commenced a commercial launch of its Xen®  Glaucoma Treatment System, a competitive MIGS device, for use in the U.S. This Xen device is indicated for the management of refractory glaucoma, where previous surgical treatment has failed or in patients with primary open angle glaucoma, and pseudoexfoliative or pigmentary glaucoma with open angles that are unresponsive to maximum tolerated medical therapy. We are aware of several other companies, including Santen Pharmaceutical Co., Ltd. (which recently acquired InnFocus, Inc., a MIGS competitor), Istar Medical SA and Ivantis Inc. that are conducting FDA‑approved IDE clinical trials or have filed for regulatory approval of MIGS devices in preparation for commercialization of their products. If these MIGS products, or other products that may be developed, receive regulatory approval, we will have additional direct MIGS competitors. These new MIGS products could achieve greater commercial acceptance or demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our iStent or iStent Inject, or other products under development, which may reduce demand for our primary products, the iStent and the iStent Inject, as well as for our products in development.

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

Our growth depends on our ability to develop and commercialize additional products, including our recently FDA-approved iStent Inject and our pipeline products consisting of the iStent Infinite, the iStent Supra, the iDose Travoprost and the iStent SA. If we are not able to commercialize additional products, including any or each of our pipeline products, in a timely manner, our products may become obsolete over time, customers may not buy our products, our net sales and profitability may decline, and we may not experience growth in our business.

Demand for our products may change in ways we may not anticipate due to:

•	changing coverage and reimbursement, coding and payments;
•	changing customer needs;
•	the introduction of new products and technologies;
•	evolving surgical practices;
•	evolving industry standards; and
•	other unforeseen reasons.

As a result, it is important that we continue to build a more complete product offering. Developing additional products is expensive and time‑consuming, and could divert management’s attention away from expanding acceptance of the iStent and commercializing the iStent Inject and harm our business. Even if we are successful in developing our additional pipeline products, including those currently in development, the success of our new product offerings, if any, will depend on a variety of factors, including our ability to:

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

We rely on a limited number of third‑party suppliers to supply components for the iStent, the iStent Inject and its unique injector system and our other pipeline products, as well as drugs for our iDose drug delivery system in development. Other than agreements with key suppliers, we generally do not enter into long‑term supply agreements with our suppliers, and we order most components and other products on a purchase order basis. In some cases, we have a sole supplier or a limited number of suppliers. For example, we rely on one machining company to manufacture the titanium iStent and iStent Inject implants and one pharmaceutical supplier for the heparin used in the iStent’s and the iStent Inject’s heparin coating. While we believe that there are at least several other vendors that could supply the titanium implant, and other pharmaceutical vendors that could supply heparin, we have not yet qualified any of these vendors, which could cause delay, thereby impairing our ability to meet the demand of our customers. Although we maintain inventory to mitigate supply interruptions, we are nevertheless exposed to risks, including limited control over costs, availability, quality and delivery schedules.

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

Our principal office and manufacturing facility is located in San Clemente, California, adjacent to U.S. Marine Corps Base Camp Pendleton and wilderness area susceptible to brushfires, earthquakes and other natural disasters. Thus, substantially all of our operations are conducted primarily at a single location, including our manufacturing processes, research and development activities, customer and technical support, and management and administrative functions. In addition, substantially all of our inventory of component supplies and finished goods are held at this single location. Despite our efforts to safeguard this facility, including acquiring insurance on commercially reasonable terms, adopting environmental health and safety protocols and utilizing off‑site storage of computer data, vandalism, terrorism or a natural or other disaster, such as an earthquake, fire or flood, could damage or destroy our manufacturing equipment or our inventory of component supplies or finished goods, cause substantial delays in our operations, result in the loss of key information, and cause us to incur additional expenses, including relocation expenses. Our insurance may not cover our losses in any particular case, or insurance may not be available on commercially reasonable terms to cover certain of these catastrophic events. In addition, regardless of the level of insurance coverage, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.

Failure to secure and maintain adequate coverage or reimbursement by third‑party payors for procedures using the iStent, iStent Inject or our other products in development, or changes in current coverage or reimbursement, could materially impact our net sales and future growth.

We currently derive nearly all our net sales from sales of the iStent in the United States and expect this, along with sales of our recently FDA-approved iStent Inject, to continue for the next several years. Hospitals and ambulatory surgery centers that purchase the iStent typically bill various third‑party payors, including Medicare, Medicaid, private commercial insurance companies, health maintenance organizations and other healthcare‑related organizations, to cover all or a portion of the costs and fees associated with the MIGS procedures in which the iStent is used and bill patients for any applicable deductibles or co‑payments. Access to adequate coverage and reimbursement for the procedures using the iStent (and our other approved products and products in development) by third‑party payors is essential to the acceptance of our products by our customers.

Because there is generally no separate reimbursement for medical devices and other supplies used in such procedures, including the iStent and the iStent Inject, the additional cost associated with the use of our iStent devices could impact the profit margin of the hospital or surgery center where the cataract surgery is performed if the incremental facility fee payment is not sufficient. Additionally, the implantation of more than one stent in a single procedure (as is the case with our iStent Inject two-stent product) is considered by Medicare to be bundled with the first stent, and therefore there is no additional, incremental facility reimbursement available for implantation of a second stent.  Some of our target customers may be unwilling to adopt our iStent or iStent Inject in light of the additional associated cost. Further, any decline in the amount payors are willing to reimburse our customers for MIGS procedures could make it difficult for existing customers to continue using, or new customers to adopt, our iStent devices and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, our gross margins would decrease, which would adversely affect our ability to invest in and grow our business.

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

Many third‑party payors in the United States model their coverage policies and payment amounts after those determined by the Center for Medicare & Medicaid Services (CMS), the federal agency responsible for administering the Medicare program. CMS relies on an extensive network of Medicare Administrative Contractors (MACs) to develop coverage policies when no national coverage determination exists for a procedure. Because there currently is no Medicare national coverage determination for procedures using our iStent devices, we are required to provide scientific and clinical support for the use of the iStent (including the recently approved iStent Inject device and iStent Supra device, if approved) to each MAC separately, with no assurance that coverage and adequate reimbursement will be obtained. Although all MACs currently provide coverage and reimbursement for the MIGS procedure using the iStent, difficulties in processing reimbursement or regional differences or reductions in the reimbursement amount for the physician professional services could negatively impact iStent penetration or usage by customers. These differences in MAC reimbursement could also negatively impact the amount paid by private commercial insurance companies, further negatively affecting customer penetration or usage.

Third‑party payors, including CMS, regularly assess and propose changes to their coverage and reimbursement policies. Changes in these current policies impact the profit margin of the hospital or surgery center where the surgery is performed and increase costs to customers. For example, beginning in 2016, Medicare started to make a single, comprehensive payment for combination iStent insertion and cataract procedures performed in hospital outpatient departments (HOPDs), eliminating the separate payments that were available for the procedures in prior years and reducing the total reimbursement amount for the combination procedure in the HOPD. Further, any decline in the amount payors are willing to reimburse our customers for MIGS procedures could make it difficult for existing customers to continue using, or new customers to adopt, any of our iStent devices and could create additional pricing pressure for us. If we were forced to lower the price we charge for our products, our gross margins would decrease, which would adversely affect our ability to invest in and grow our business. Conversely, although the reimbursement payments from Medicare to surgery centers for the iStent procedure was increased effective January 1, 2017, there can be no assurance that this increase will remain in effect in future years or that the amount of reimbursement will not be decreased in future years. Any reduction in the amount of Medicare reimbursement payments will have a negative effect on our net sales.

Some third‑party payors in the United States, including Medicaid and certain commercial payors, have developed policies that deny coverage for the MIGS procedure using the iStent. To support changes in these policies, we may need to conduct prospective, randomized controlled clinical trials and present data from such trials to these payors to demonstrate the medical necessity or cost‑effectiveness of the iStent or our other approved products or products in development. There can be no assurance that coverage for our products will be expanded. In addition, those private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for MIGS procedures performed with the iStent or the iStent Inject, though we cannot predict whether coverage will be sufficient or if there will be coverage at all. Failure to obtain favorable payor policies could have a material adverse effect on our business and operations.

We believe that Medicare coverage and existing coverage by third‑party payors represents more than 90% of our target patient population. U.S. third‑party payors representing more than 90% of individuals covered by commercial insurance currently reimburse the iStent procedure. While we anticipate gaining coverage and reimbursement from additional third‑party payors, we cannot guarantee that we will be successful or that coverage and reimbursement will be at levels that support continued penetration and usage by our customers. Moreover, compliance with the administrative procedures and requirements of third‑party payors may result in delays in processing approvals by those third‑party payors for customers to obtain coverage and reimbursement for procedures using the iStent or the iStent Inject. Failure to secure or maintain adequate coverage or reimbursement for procedures using our iStent devices by third‑party payors, or delays in processing approvals by those payors, could result in the cancellations of procedures to insert the iStent or iStent Inject in combination with cataract surgery, resulting in the loss of net sales from these procedures. If these issues remain unresolved, they could have a material adverse effect on our business, financial condition and operating results.

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

In addition, although we have obtained temporary Category III Current Procedural Terminology (CPT) codes for the MIGS procedures associated with the insertion of our iStent products, including a separate CPT code for the additional stent inserted with the iStent Inject product (for which there is no associated facility fee under Medicare), there is no guarantee that these billing codes or the payment amounts associated with such codes will not change in the future. Prior to expiration, there are two options: submit an application to convert to a permanent Category I code; or submit an application for a five-year extension of Category III status. If we are unable to maintain our existing codes or obtain new permanent Category I codes for procedures using our iStent products, or obtain new reimbursement codes for our other products in development, we will be subject to significant pricing pressure, which could harm our business, results of operations, financial condition and prospects. Additionally, if we do obtain a permanent Category I Code for procedures using our iStent products, certain national reimbursement levels for such procedures may be adjusted at that time. These fee reimbursement levels may be decreased or significantly decreased, which would have a material adverse effect on our business, financial condition and operating results.

Physicians are typically paid separately from the facility for surgical procedures involving the iStent. Unlike the facility payment amounts associated with the CPT codes that describe iStent and the additional iStent Inject insertion, there is no published Medicare payment schedule at the national level for physician payment amounts. The physician payment rate is left to the discretion of the individual MAC. In order to adopt a new procedure, one of the factors that the surgeon evaluates is whether or not payment for the procedure adequately covers the surgeon’s time. As with the facility payment, the incremental payment the physician receives for inserting the iStent device, or the additional iStent Inject stent, plays a role in a surgeon’s decision to adopt the technology. Accordingly, changes in the payment the physician receives could affect the extent to which physicians recommend the iStent or iStent Inject procedure to patients, which could have a material adverse effect on our business, financial condition and operating results.

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

If our competitors are better able to develop and market products that are safer, more effective, less costly or otherwise more attractive than the iStent, iStent Inject or any new products that we may develop, our commercial opportunity may be reduced or eliminated.

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

Until recently, our iStent was the only MIGS device approved for sale in the United States by the FDA. Thus, we had for several years commercialized the iStent in the United States without any direct MIGS competitors. Alcon, Inc. (which acquired Transcend Medical, Inc., a MIGS competitor) obtained FDA approval and commenced a commercial launch of its CyPass® suprachoroidal implant, a competitive MIGS device, in 2016. The CyPass device is indicated for use in conjunction with cataract surgery for the reduction of IOP in adult patients with mild to moderate primary open-angle glaucoma. Also in 2016, Allergan plc (which acquired AqueSys, Inc., a MIGS competitor) obtained FDA approval and commenced a commercial launch of its Xen®  Glaucoma Treatment System, a competitive MIGS device, for use in the U.S. The Xen device is indicated for the management of refractory glaucoma, where previous surgical treatment has failed or in patients with primary open angle glaucoma, and pseudoexfoliative or pigmentary glaucoma with open angles that are unresponsive to maximum tolerated medical therapy. We are aware of several other companies, including Santen Pharmaceutical Co., Ltd. (which recently acquired InnFocus, Inc., a MIGS competitor), Istar Medical SA and Ivantis Inc. that are conducting FDA‑approved investigational device exemption (IDE) clinical trials or have filed for regulatory approval of MIGS devices in preparation for commercialization of their products. If these MIGS products, or other products that may be developed, receive regulatory approval, we will have additional direct MIGS competitors. These new MIGS products could achieve greater commercial acceptance or demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our iStent or other approved products or products under development, which may reduce demand for our approved products as well as for our products in development. Demand for the iStent, the iStent Inject or our future products may decline when such products and technologies are introduced, and our business may be harmed.

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

Ophthalmic surgeons may not use our products if they do not believe they are safe, efficient, effective and preferable alternatives to other treatment solutions in the market. If subsequent or continuing patient studies on the iStent or the iStent Inject, or patient outcomes, demonstrate results that are inferior to or inconsistent with our existing data, our sales could be adversely impacted. Additionally, ophthalmic surgeons not completing the iStent device training program may nevertheless elect to perform iStent device procedures and experience inferior clinical outcomes.

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

Additionally, inferior patient outcomes, or patient injury, may result if untrained or unqualified ophthalmic surgeons elect to perform any iStent procedures. Although our sales representatives manage the training program for ophthalmic surgeons to become qualified to insert our iStent devices in combination with cataract surgery, once training is completed the surgeon and/or surgical facility that the surgeon utilizes are cleared to purchase and maintain an iStent or iStent Inject supply. There is a risk that untrained or unqualified ophthalmic surgeons could gain access to iStent devices from a facility’s inventory and conduct iStent procedures without having received qualified status from us. If performing iStent procedures by unqualified ophthalmic surgeons were to become pervasive, this could raise the risk of complications and inferior clinical outcomes, which could result in negative patient experiences or experiences being published and damaging our reputation and that of our iStent devices. This could result in lower penetration and utilization by ophthalmic surgeons and could have a material adverse effect on our net sales growth, expected operating results and financial condition.

If an increasing number of ophthalmic surgeons do not continue to adopt the use of our products, our operating and financial results will be negatively impacted.

Product liability suits brought against us could cause us to incur substantial liabilities, limit sales of our existing products and limit commercialization of any products that we may develop.

If our product offerings, including the iStent and iStent Inject, are defectively designed or manufactured, contain defective components, or are used or deployed improperly, or if someone claims any of the foregoing, whether or not such claims are meritorious, we may become subject to substantial and costly litigation. Any product liability claims brought against us, with or without merit, could divert management’s attention from our business, be expensive to defend, result in sizable damage awards against us, damage our reputation, increase our product liability insurance rates, prevent us from securing continuing coverage, or prevent or interfere with commercialization of our products. In addition, we may not have sufficient insurance coverage for all future claims. Product liability claims brought against us in excess of our insurance coverage would likely be paid out of cash reserves, harming our financial condition and results of operations.

Operating results could be unpredictable and may fluctuate significantly from quarter to quarter, which could adversely affect our business, financial condition, results of operations and the trading price of our common stock.

Our net sales from the sale of our approved iStent devices may experience volatility due to a number of factors, many of which are beyond our control, including:

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

•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•	decisions by customers to defer orders in anticipation of the introduction of new products or product enhancements by us;
•	sampling by and additional training requirements for physicians upon the commercialization of a new product;
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

Since the commercial launch of the iStent in July 2012, we have seen significant period‑to‑period growth in our business. We anticipate that this growth will continue in the near term as the iStent continues to gain market acceptance, the iStent Inject is commercially launched and we develop and introduce new products. Not only do we expect this growth to continue, but we must continue to grow in order to meet our business and financial objectives. However, continued growth may create numerous challenges, including:

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

We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and cash generated from operations will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date our condensed consolidated financial statements for the six months ended June 30, 2018 are made publicly available. However, our future funding requirements will depend on many factors, including:

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

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions. Our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, cyber-based attacks, attacks by computer viruses or hackers, power losses, computer system or data network failures, security breaches and data corruption. Federal, state and international laws and regulations, such as the European Union’s General Data Protection Regulation (GDPR), which took effect in May 2018, can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail. In addition, a variety of our software systems are cloud‑based data management applications, hosted by third‑party service providers whose security and information technology systems are subject to similar risks.

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

The iStent and the iStent Inject are classified as medical devices. As a result, we are subject to extensive government regulation in the United States by the FDA and state regulatory authorities and by foreign regulatory authorities in the countries in which we conduct business. These regulations relate to, among other things, research and development, design, testing, clinical trials, manufacturing, clearance or approval, environmental controls, safety and efficacy, labeling, advertising, promotion, pricing, recordkeeping, reporting, import and export, post‑approval studies and the sale and distribution of the iStent, the iStent Inject and our other products in development.

In the United States, before we can market a new medical device, or a new use of, new claim for, or significant modification to, an existing product, we must first receive either clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act (FDCA) or approval of a premarket approval application (PMA) from the FDA, unless an exemption applies. The process of obtaining PMA approval, which was required for the iStent and the iStent Inject, is much more costly and uncertain than the 510(k) clearance process. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, in order to clear the proposed device for marketing. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre‑clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices for which the 510(k) process cannot be used and that are deemed to pose the greatest risk.

To the extent clinical data are required to support a 510(k) clearance or PMA approval process, clinical testing must be conducted in compliance with FDA requirements pertaining to human research. Depending on the risk posed by a device, we may be required to obtain an IDE from the FDA prior to beginning any clinical trial; similar notifications are required in other countries. Among other requirements, we must obtain approval from an independent Institutional Review Board (IRB) before such studies may begin. We may not be able to obtain FDA and/or IRB approval to undertake clinical trials in the United States for any new devices we intend to market in the United States. If the IDE application is approved, there can be no assurance the FDA will determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. We must also comply with other FDA requirements such as obtaining informed consent, monitoring, record-keeping, reporting and the submission of information regarding certain clinical trials to a public database maintained by the National Institutes of Health.  Compliance with these requirements can require significant time and resources and if the FDA determines that we have not complied with such requirements, it may refuse to consider the data to support our applications or initiate enforcement actions.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products is also subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market any drug product candidate in the United States until we receive FDA approval of a new drug application (NDA) or other appropriate drug product application. Prior to submitting a marketing application, human clinical studies are required. In order for clinical studies of a new drug to commence in the United States, an Investigational New Drug (IND) application must be filed with the FDA; similar notifications are required in other countries. Informed consent also must be obtained from study participants. In general, studies may begin in the United States without specific approval by the FDA after a 30‑day review period has passed. However, the FDA may prevent studies from moving forward, and may suspend or terminate studies once initiated. Studies are also subject to review by an independent Institutional Review Board (IRB) responsible for overseeing studies at particular sites and protecting human research study subjects. An IRB may prevent a study from beginning or suspend or terminate a study once initiated. Furthermore, the FDA may suggest amendments to any study protocol that may be necessary for the results to support approval. These amendments and the associated discussions with the FDA may further delay study initiation and, as a result, approval of our drug product. Generally, studies also may not commence until after receiving approval by an independent IRB. The IRB is responsible for overseeing studies at particular sites and protecting human research study subjects. An IRB may disapprove a study or suspend or terminate an approved study once initiated.

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

The medical device excise tax moratorium imposed by the PATH Act for 2016 and 2017 favorably impacted our gross profit margin in 2017, and will continue to do so through 2019, based upon its recent extension. However, this impact will not continue in 2020 when the tax is automatically reinstated, absent further legislation, as the iStent was subject to this excise tax prior to the moratorium our recently-approved product and products in our pipeline potentially will be subject to this tax. There are no assurances that our business will not be materially adversely affected by the current, or possible future additional tax, provisions implemented under healthcare reform or appropriate legislation. It is also possible that legislation may be introduced and passed by Congress repealing the ACA in whole or in part and signed into law by President Trump. Because of the continued uncertainty about the likelihood or extent of a potential repeal of that legislation, we cannot quantify or predict with any certainty the likely impact of a repeal of ACA on our business model, prospects, financial condition or results of operations.

Additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or product candidates or additional pricing pressures.

In May 2017, the EU adopted a new Medical Devices Regulation (EU) 2017/745 (MDR), which will repeal and replace the Medical Device Directive (MDD). The MDR will take effect beginning May 25, 2020. The MDR does not set out a substantially different regulatory system, but provides for stricter controls of medical devices, including, among other things, strengthening of conformity assessment procedures, increased requirements as regards clinical data for devices and pre-market regulatory review of high-risk devices. The MDR also provides for greater control over conformity assessment notified bodies and their standards, increased transparency, more robust device vigilance requirements and clarification of the rules for clinical investigations. Under provisions that govern the transition period until the MDR takes effect, medical devices with notified body certificates issued under the MDD prior to May 26, 2020 may continue to be marketed and sold as long as those certificates are valid, until May 27, 2024 at the latest. After the expiration of any applicable transitional period, only devices that have been CE marked under the MDR may be placed on the market in the EU. If, as a result of these regulatory changes, we cannot obtain or maintain the approvals necessary to sell our iStent products (including pipeline products, if approved) in the EU, our business would be harmed.

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

Clinical trials are necessary to support PMA applications for our device product candidates and may be necessary to support PMA supplements for modified versions of our marketed device products. This would require the enrollment of large numbers of suitable subjects, which may be difficult to identify, recruit and maintain as participants in the clinical trial. The clinical trials supporting the PMA application for the iStent Inject involved 505 randomized patients who were monitored for twenty-four months. Monitoring of these patients will continue for up to 36 additional months under a post-approval study for the iStent Inject, and a second iStent Inject post-approval study will involve 358 patients who will be followed for three years. The clinical trials supporting the PMA application for the iStent involved 289 patients. We conducted an extended iStent follow-up post-approval study with 108 patients from the pivotal study, and are currently conducting a post-approval study of 180 patients who are being monitored for three years. If the FDA were to require us to submit data on a greater number of patients or a longer follow‑up period, we would incur additional expenses that could be significant. Adverse outcomes in the post‑approval studies could also result in restrictions or withdrawal of approval of the PMA.

Before we can obtain regulatory approval for any drug product candidate, such as our iDose drug delivery implant, we must undertake extensive clinical testing in humans to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory agencies. Clinical trials of drug product candidates are expensive and take years to complete, and the outcome of such trials is uncertain. We completed a U.S. IND Phase II clinical trial of iDose Travoprost in 2017 and we commenced U.S. Phase III clinical trials in 2018, in which we plan to enroll a total of 1,100 patients. Our ability to conduct additional iDose clinical trials depends on many factors, including the data obtained in the Phase III clinical trials.

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

The PMA approvals for the iStent and the iStent Inject are subject to several conditions of approval, including postmarket study and registry study requirements. Failure to comply with the conditions of approval could result in the withdrawal of PMA approval, and the inability to continue to market these devices.  Failure to conduct the required studies in accordance with IRB and informed consent requirements could also be grounds for withdrawal of approval of the PMA.

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

Our ability to achieve our strategic objectives will depend, among other things, on the long‑term clinical performance of the iStent and the iStent Inject for lowering intraocular pressure in mild‑to‑moderate open‑angle glaucoma patients undergoing cataract surgery. Our original PMA approvals for the iStent and the iStent Inject included several post‑marketing study requirements and future approvals may be subject to similar requirements. Failure to conduct required post‑marketing studies in a timely manner could result in the revocation of the clearance or approval for the product that is subject to such a requirement and could also result in the recall or withdrawal of the product, which would prevent us from generating sales from that product in the United States.

Although we believe follow‑up at three years with respect to the iStent and two year with respect to the iStent Inject continues to support efficacy and safety of these products for lowering intraocular pressure in mild‑to‑moderate open‑angle glaucoma patients undergoing cataract surgery, in the future, longer term study outcomes could demonstrate conflicting clinical effectiveness, a reduction of effectiveness, no clinical effectiveness or longer term safety issues with these iStent products. This type of differing data could have a detrimental effect on the market penetration and usage of the iStent devices by customers treating mild‑to‑moderate open‑angle glaucoma and/or the risk/benefit profile of using the iStent devices to treat mild‑to‑moderate open‑angle glaucoma in combination with cataract surgery. As a result, our sales may decline or expected growth would be negatively impacted. This could put pressure on our ability to execute key components of our business strategy and/or negatively impact our operating condition and financial results.

More generally, all medical devices, such as the iStent and the iStent Inject, can experience performance problems that require review and possible corrective action by us or a component supplier. We cannot provide assurance that component failures, manufacturing errors, noncompliance with quality system requirements or good manufacturing practices, design defects and/or labeling inadequacies in any device or drug products that could result in an unsafe condition or injury to the patient will not occur. The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. Manufacturers may also, under their own initiative, stop shipment or recall a product if any material deficiency is found, take corrective action with respect to product in the field, or withdraw a product to improve device performance or for other reasons. A government‑mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, noncompliance with good manufacturing practices or quality system requirements, design or labeling defects or other deficiencies and issues. Similar regulatory agencies in other countries have similar authority to recall products because of material deficiencies or defects in design or manufacture that could endanger health. Any recall would divert management attention and financial resources, could cause the price of our stock to decline and expose us to product liability or other claims and harm our reputation with customers. A recall involving our products could be particularly harmful to our business, financial and operating results.

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

Failure to comply with the Federal Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act, the European Union’s General Data Protection Regulation, and implementing regulations affecting the transmission, security and privacy of health and other proprietary and personal information could result in significant penalties.

Numerous federal, and state and international laws and regulations, including the Federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), the Health Information Technology for Economic and Clinical Health Act (HITECH Act), and the European Union’s General Data Protection Regulation (GDPR) govern the collection, dissemination, security, use, disclosure and confidentiality of patient‑identifiable health and other proprietary and personally-identifiable information. HIPAA, the HITECH Act and the GDPR may require us to comply with standards for the use and disclosure of patient-identifiable health and other types of personal information. The Privacy Standards and Security Standards under HIPAA establish a set of basic national privacy and security standards for the protection of patient-identifiable health information by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. Notably, whereas HIPAA previously directly regulated only these covered entities, the HITECH Act makes certain of HIPAA’s privacy and security standards also directly applicable to covered entities’ business associates. As a result, both covered entities and business associates are now subject to significant civil and criminal penalties for failure to comply with the Privacy Standards and Security Standards.

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

The GDPR, which took effect in Europe in May 2018, creates a range of new compliance obligations and increases financial penalties for non-compliance and extends the scope of the European Union data protection law to all companies processing data of European Union residents, regardless of the company’s location. The GDPR and other privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. Any failure to comply with GDPR or other data privacy laws could lead to government enforcement actions and significant penalties. Further, any perceived privacy right violation could result in reputational harm, third-party claims, lawsuits or investigations. Such regulations increase our compliance and administrative burden significantly.

If we do not comply with applicable existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions. New data privacy standards, whether implemented pursuant to HIPAA, the HITECH Act, the GDPR, congressional action or otherwise, could have a significant effect on the manner in which we handle healthcare‑related and other personal data and the cost of complying with these standards could be significant.

The 2013 final HITECH Act omnibus rule modified the breach reporting standard in a manner that will likely make more data security incidents qualify as reportable breaches. Any liability from a failure to comply with the applicable requirements of HIPAA, the HITECH Act or the GDPR could adversely affect our financial condition. The costs of complying with privacy and security‑related legal and regulatory requirements are burdensome and could have a material adverse effect on our results of operations. These provisions, as modified, will be subject to interpretation by various U.S. and international courts and other governmental authorities, thus creating potentially complex compliance issues for us, as well as our clients and strategic partners. In addition, we are unable to predict what changes to these various privacy and security standards might be made in the future or how those changes could affect our business. Any new legislation or regulation in the area of privacy and security of personal information, including personal health information, could also adversely affect our business operations.

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

•

the federal Physician Payments Sunshine Act under ACA, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members. Manufacturers must submit such reports by the 90th day of each subsequent calendar year; and

•

state law equivalents of each of the above federal laws, such as anti‑kickback and false claims laws that may apply to items or services reimbursed by any third‑party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies scrutinize interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time‑ and resource‑consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

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

The patent prosecution process itself is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. The patent prosecution process requires compliance with complex laws, rules and regulations imposed by patent authorities. Failure to comply with these laws, rules and regulations may derive, among other bases, from various defects of form in the preparation or filing of our patents or patent applications, which may include defects that relate to our making proper priority claims and inventorship determinations. If any such defects are identified, we may need to take corrective action. For example, we have filed petitions with the USPTO to request in part that Dr. Richard Hill, one of our consultants, be added as an inventor on patents related to our iStent,  iStent Inject, iStent SA, iStent Infinite and iStent Supra product candidate that were developed during Dr. Hill’s consultancy. Dr. Hill has assigned his rights in these patents and certain other patent applications to us pursuant to the terms of his consulting agreement. Because Dr. Hill was employed as an Associate Professor at the University of California, Irvine, (the University), during the period when these patents and patent applications were developed in December 2014, we entered into an agreement with the University pursuant to which the University agreed not to challenge our ownership of these patents and patent applications. In addition, if any material defects are found in the form or preparation of any of our patents or patent applications, such patents or applications may be invalid and unenforceable. Any of these outcomes could impair our ability to prevent competition from third parties, which could harm our business. Moreover, the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. Noncompliance with these requirements can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we fail to maintain the patents and patent applications covering our products or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to our products, which would have a material adverse effect on our business. In addition, patents are limited in term. Once all of the patents covering a particular product of ours in a particular jurisdiction have expired, we will no longer be able to stop competitors from marketing a product that is the same as or similar to our product in that jurisdiction, which could have a material adverse effect on our business.

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

Two members of our board of directors are directors of DOSE Medical Corporation (DOSE). In addition, there is significant overlap between our current stockholders and the stockholders of DOSE. Their interests may conflict with those of our other stockholders.

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

Item 6.  Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1*	IOP System Purchase Agreement, dated as of April 12, 2017, by and between Glaukos Corporation and DOSE Medical Corporation	8-K	1-37463	2.1	4/12/2017
3.1	Restated Certificate of Incorporation of the Registrant	8-K	1-37463	3.1	06/30/2015
10.1+	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 2015 Omnibus Incentive Compensation Plan (Bonus Election)
3.2	Amended and Restated Bylaws of the Registrant	8-K	1-37463	3.2	06/30/2015
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

+    Indicates a management contract or compensatory plan or arrangement.

* Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2).  The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on August 6, 2018.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chief Executive Officer and President

By:	/s/ JOSEPH E. GILLIAM
Joseph E. Gilliam
Chief Financial Officer and Sr. Vice President, Corporate Development (Principal Accounting and Financial Officer)