Form 10-Q
period 2018-09-30
GLAUKOS Corp
filed 2018-11-07
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company’’ and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company ☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 6, 2018, there were 36,028,216 shares of the registrant’s Common Stock outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2018

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,278	$24,508
Short-term investments	100,555	94,506
Accounts receivable, net	19,659	16,656
Inventory, net	13,537	11,222
Prepaid expenses and other current assets	4,218	2,568
Total current assets	175,247	149,460
Property and equipment, net	12,298	11,794
Intangible assets, net	393	3,147
Deferred tax asset, net	235	235
Deposits and other assets	2,327	1,200
Total assets	$190,500	$165,836

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,595	$6,244
Accrued liabilities	19,066	20,449
Deferred rent	110	95
Total current liabilities	24,771	26,788
Other liabilities	2,322	846
Total liabilities	27,093	27,634

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 35,995 and 34,647 shares issued and 35,967 and 34,619 shares outstanding at September 30, 2018 and December 31, 2017, respectively	36	35
Additional paid-in capital	369,709	331,073
Accumulated other comprehensive income (loss)	707	(591)
Accumulated deficit	(206,913)	(192,183)
Less treasury stock (28 shares as of September 30, 2018 and December 31, 2017)	(132)	(132)
Total stockholders' equity	163,407	138,202
Total liabilities and stockholders' equity	$190,500	$165,836

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$43,908	$40,412	$127,202	$117,604
Cost of sales	6,011	5,718	17,957	16,420
Gross profit	37,897	34,694	109,245	101,184
Operating expenses:
Selling, general and administrative	31,632	24,141	87,425	70,297
In-process research and development	-	-	-	5,320
Research and development	13,202	9,805	36,719	28,380
Total operating expenses	44,834	33,946	124,144	103,997
(Loss) income from operations	(6,937)	748	(14,899)	(2,813)
Non-operating income:
Interest income	583	335	1,568	945
Other (expense) income, net	(230)	295	(1,346)	900
Total non-operating income	353	630	222	1,845
(Loss) income before taxes	(6,584)	1,378	(14,677)	(968)
Provision for income taxes	37	53	53	130
Net (loss) income	$(6,621)	$1,325	$(14,730)	$(1,098)
Basic net (loss) income per share	$(0.19)	$0.04	$(0.42)	$(0.03)
Diluted net (loss) income per share	$(0.19)	$0.04	$(0.42)	$(0.03)
Weighted average shares used to compute basic net (loss) income per share	35,541	34,472	35,075	34,314
Weighted average shares used to compute diluted net (loss) income per share	35,541	37,654	35,075	34,314

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net (loss) income	$(6,621)	$1,325	$(14,730)	$(1,098)
Other comprehensive income (loss):
Foreign currency translation adjustments	322	(369)	1,369	(1,029)
Unrealized gain (loss) on short-term investments, net of tax	74	9	(71)	67
Other comprehensive income (loss)	396	(360)	1,298	(962)
Total comprehensive (loss) income	$(6,225)	$965	$(13,432)	$(2,060)

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net loss	$(14,730)	$(1,098)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,063	3,941
Loss on disposal of fixed assets	83	5
Stock-based compensation	19,036	12,653
Unrealized foreign currency losses (gains)	1,541	(948)
Amortization of (discount) premium on short-term investments	(205)	55
Deferred rent and other liabilities	1,491	577
Changes in operating assets and liabilities:
Accounts receivable, net	(3,209)	(2,483)
Inventory	(2,511)	(1,918)
Prepaid expenses and other current assets	(1,695)	568
Restricted cash	-	80
Accounts payable and accrued liabilities	(2,000)	2,774
Other assets	(1,128)	(577)
Net cash provided by operating activities	1,736	13,629
Investing activities
Purchases of short-term investments	(70,100)	(71,437)
Proceeds from sales and maturities of short-term investments	64,185	71,190
Purchases of property and equipment	(2,733)	(4,453)
Net cash used in investing activities	(8,648)	(4,700)
Financing activities
Proceeds from exercise of stock options	16,418	3,266
Share purchases under Employee Stock Purchase Plan	3,509	968
Payment of employee taxes related to vested restricted stock units	(325)	-
Net cash provided by financing activities	19,602	4,234
Effect of exchange rate changes on cash and cash equivalents	80	(339)
Net increase in cash, cash equivalents and restricted cash	12,770	12,824
Cash, cash equivalents and restricted cash at beginning of period	24,508	6,494
Cash, cash equivalents and restricted cash at end of period	$37,278	$19,318
Supplemental disclosures of cash flow information
Taxes paid	$13	$64
Supplemental schedule of noncash investing and financing activities
Reduction of liability upon vesting of stock options previously exercised for unvested stock	$-	$4

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

The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements.  As permitted under those rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted.  In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial information contained herein.  The condensed consolidated balance sheet as of December 31, 2017 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements.  These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2017, which are contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on February 28, 2018. The results for the period ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period.

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

The transaction was accounted for as an asset acquisition.  Of the $5.5 million initial cash payment, $5.3 million was immediately charged to in-process research and development (IPR&D) expense as management determined there was no alternative future use related to the assets purchased. Of the remaining $0.2 million, the majority was capitalized to fixed assets and is being depreciated over the corresponding asset’s useful life, and a small portion was recorded as a prepaid asset and is being amortized to general and administrative expense as the underlying amounts are utilized.

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

Note 2.  Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2018, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018, with the exception of the Company’s adoption of Accounting Standards Codification (ASC) 606, Revenue Recognition – Revenue from Contracts with Customers and its related amendments (ASC 606). See section below entitled “Revenue recognition” and Note 6, Revenue from Contracts with Customers for further discussion of the Company’s adoption of ASC 606 and related disclosures.

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

Foreign currency translation

The accompanying condensed consolidated financial statements are presented in U.S. dollars. The Company considers the local currency to be the functional currency for its international subsidiaries. Accordingly, their assets and liabilities are translated into U.S. dollars using the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing throughout the periods presented. As a result, currency translation adjustments arising from period to period are charged or credited to accumulated other comprehensive income (loss) in stockholders’ equity. For the three and nine months ended September 30, 2018, the Company reported foreign currency translation gains of approximately $0.3 million and $1.4 million, respectively. For the three and nine months ended September 30, 2017, the Company reported foreign currency translation losses of approximately $0.4 million and $1.0 million, respectively.

Unrealized gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, primarily gains and losses on intercompany loans, are included in the condensed consolidated statements of operations as a component of other expense, net. For the three and nine months ended September 30, 2018, the Company reported net unrealized foreign currency transaction losses of $0.4 million and $1.5 million, respectively. For the three and nine months ended September 30, 2017, the Company reported net unrealized foreign currency transaction gains of $0.3 million and $0.9 million, respectively.

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

The Company’s entire investment portfolio is considered to be available for use in current operations and, accordingly, all such investments are stated at fair value using quoted market prices and classified as current assets, although the stated maturity of individual investments may be one year or more beyond the balance sheet date. The Company did not have any trading securities or restricted investments at September 30, 2018 or December 31, 2017.

Realized gains and losses and declines in value, if any, judged to be other-than-temporary on available-for-sale securities are reported in other expense, net. When securities are sold, any associated unrealized gain or loss previously reported as a separate component of stockholders’ equity is reclassified out of stockholders’ equity and recorded in the statements of operations in the period sold using the specific identification method. Accrued interest and dividends are included in other expense, net. The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair value below the cost basis, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Revenue recognition

Effective January 1, 2018, the Company adopted ASC 606.  The Company adopted the standard by applying the modified retrospective method to contracts that were not complete as of the date of initial application.  The Company’s accounting for revenue under ASC 606 is materially consistent with the accounting for revenue under ASC 605 and therefore the cumulative effect of adoption was immaterial. The reported results for the three and nine months ended September 30, 2018 reflect the application of ASC 606 guidance while the reported results for periods prior to January 1, 2018 were prepared under the guidance of ASC 605.

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

At each financial reporting date, the Company accrues the estimated unpaid costs of clinical study activities performed during a period by third party clinical sites with whom the Company has agreements that provide for fees based upon the quantities of subjects enrolled and clinical evaluation visits that occur over the life of the study. The cost estimates are determined based upon a review of the agreements and data collected by internal and external clinical personnel as to the status of enrollment and subject visits, and are based upon the facts and circumstances known to the Company at each financial reporting date. If the actual performance of activities varies from the assumptions used in the cost estimates, the accruals are adjusted accordingly. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through September 30, 2018.

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

The Company’s computation of net (loss) income per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net (loss) income – basic and diluted	$(6,621)	$1,325	$(14,730)	$(1,098)
Denominator:
Weighted average number of common shares outstanding - basic	35,541	34,472	35,075	34,314
Common stock equivalents from outstanding common stock options	-	3,177	-	-
Common stock equivalents for ESPP	-	5	-	-
Weighted average number of common shares outstanding - diluted	35,541	37,654	35,075	34,314

Basic net (loss) income per share	$(0.19)	$0.04	$(0.42)	$(0.03)

Diluted net (loss) income per share	$(0.19)	$0.04	$(0.42)	$(0.03)

Potentially dilutive securities not included in the calculation of diluted net (loss) income per share because to do so would be anti-dilutive were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock options outstanding	4,781	2,182	5,707	5,535
Unvested restricted stock units	196	114	355	114
ESPP	15	-	42	8
	4,992	2,296	6,104	5,657

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01). The amendments are intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. When substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. This introduces an initial required screening that, if met, eliminates the need for further assessment. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. To be a business without outputs, there will need to be an organized workforce. The ASU also narrows the definition of the term “outputs” to be consistent with how it is described in ASC 606.  The amendments were effective for annual periods beginning after December 15, 2017, including interim periods within those periods with early adoption permitted. The Company adopted the guidance effective January 1, 2018 and the guidance did not have a material impact on its condensed consolidated financial statements; however, any prospective impact to the Company’s condensed consolidated financial statements will depend on the terms specified in any future transactions subject to the guidance in ASU 2017-01.

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

Note 3.  Balance Sheet Details

Short-term investments

Short-term investments consisted of the following (in thousands):

	At September 30, 2018
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government bonds	less than 1	$1,599	$-	$(8)	$1,591
U.S. government agency bonds	less than 2	3,991	-	(17)	3,974
Bank certificates of deposit	less than 2	14,702	6	(2)	14,706
Commercial paper	less than 1	8,611	1	(2)	8,610
Corporate notes	less than 3	53,031	19	(162)	52,888
Asset-backed securities	less than 3	18,910	-	(124)	18,786
Total		$100,844	$26	$(315)	$100,555

	At December 31, 2017
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government bonds	less than 2	$1,799	$-	$(17)	$1,782
U.S. government agency bonds	less than 2	2,698	-	(17)	2,681
Bank certificates of deposit	less than 1	10,300	1	(3)	10,298
Commercial paper	less than 1	11,598	-	(5)	11,593
Corporate notes	less than 3	51,532	6	(121)	51,417
Asset-backed securities	less than 3	16,796	-	(61)	16,735
Total		$94,723	$7	$(224)	$94,506

Accounts receivable, net

Accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accounts receivable	$20,281	$17,248
Allowance for doubtful accounts	(622)	(592)
	$19,659	$16,656

Inventory, net

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Finished goods	$3,677	$4,225
Work in process	3,544	2,368
Raw material	6,316	4,629
	$13,537	$11,222

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued bonuses	$5,916	$9,106
Accrued vacation benefits	2,394	2,121
Accrued Employee Stock Purchase Plan liability	709	1,517
Other accrued liabilities	10,047	7,705
	$19,066	$20,449

Note 4.  Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands). The Company did not have any financial liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

		At September 30, 2018
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$10,655	$10,655	$-	$-
U.S. government agency bonds (ii)	3,974	-	3,974	-
U.S. government bonds (ii)	1,591	-	1,591	-
Bank certificates of deposit (ii)	14,706	-	14,706	-
Commercial paper (ii) (iii)	10,104	-	10,104	-
Corporate notes (ii)	52,888	-	52,888	-
Asset-backed securities (ii)	18,786	-	18,786	-
	$112,704	$10,655	$102,049	$-

		At December 31, 2017
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$2,370	$2,370	$-	$-
U.S. government agency bonds (ii)	2,681	-	2,681	-
U.S. government bonds (ii)	1,782	-	1,782
Bank certificates of deposit (ii)	10,298	-	10,298	-
Commercial paper (ii) (iii)	14,593	-	14,593	-
Corporate notes (ii)	51,417	-	51,417	-
Asset-backed securities (ii)	16,735	-	16,735	-
	$99,876	$2,370	$97,506	$-
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)

As of September 30, 2018 and December 31, 2017, commercial paper investments totaling $1,494 and $3,000 (in thousands), respectively, are included in cash and cash equivalents on the condensed consolidated balance sheets, as each of the investments has a maturity of three months or less from the date of purchase on the condensed consolidated balance sheets.

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

In November 2013, the Company entered into an amended agreement with GMP in which remaining royalties payable to GMP (the Buyout Agreement) were canceled in exchange for the issuance of $17.5 million in promissory notes payable to GMP and a party related to GMP. The Company concluded that the $17.5 million transaction represented the purchase of an intangible asset. The Company estimated a useful life of five years over which the intangible asset is being amortized to cost of sales in the accompanying statements of operations, which amortization period was determined after consideration of the projected outgoing royalty payment stream had the Buyout Agreement not occurred, and the remaining life of the patents obtained in the Original GMP Agreement. After determining that the pattern of future cash flows associated with this intangible asset could not be reliably estimated with a high level of precision, the Company concluded that the intangible asset will be amortized on a straight‑line basis over the estimated useful life. For each of the three months ended September 30, 2018 and September 30, 2017, the Company recorded amortization expense of $0.9 million related to this intangible asset in cost of sales and for each of the nine months ended September 30, 2018 and September 30, 2017, the Company recorded amortization expense of $2.6 million related to this intangible asset in cost of sales.

Other intangible assets

Prior to September 30, 2017, the Company entered into agreements with four international distributors pursuant to which their distribution rights with the Company were terminated. As part of the agreements, the distributors agreed to provide certain services to, and not compete with, the Company for one to two years in exchange for payments calculated based on single-digit percentages of the Company’s future revenues in those years in the respective countries that had comprised the distributors’ territories.  Management recorded the estimated fair value of the non-compete provisions as intangible assets.  As of September 30, 2018, two of these intangible assets were fully amortized, and the gross non-compete intangible assets for the remaining two agreements totaled $0.3 million and continue to be amortized on a straight-line basis to selling, general and administrative expense over the one to two year periods. For the three months ended September 30, 2018 and September 30, 2017, the Company recorded amortization expense related to the non-compete intangible assets of approximately $43,000 and for the nine months ended September 30, 2018 and September 30, 2017, the Company recorded amortization expense related to the non-compete intangible assets of approximately $129,000.

The following reflects the composition of intangible assets, net (in thousands):

	September 30,	December 31,
	2018	2017
GMP royalty buyout	$17,500	$17,500
Non-compete agreements	341	524
	17,841	18,024
Accumulated amortization	(17,448)	(14,877)
Total	$393	$3,147
Weighted average amortization period (in months)	60	60

The remaining amortization expense for 2018 is $0.4 million, after which point the above mentioned intangible assets will be fully amortized.

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

Contract balances

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. As payment terms on invoiced amounts are typically 30 days, consistent with ASC 606 guidance, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of September 30, 2018 and December 31, 2017, all amounts included in accounts receivable, net on the condensed consolidated balance sheets are related to contracts with customers.

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

During the three and nine months ended September 30, 2018, the Company did not recognize any revenue related to changes in transaction prices related to its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

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

Stock options

The following table summarizes stock option activity under the 2001 Stock Plan, 2011 Stock Plan and 2015 Stock Plan during the nine months ended September 30, 2018 (in thousands):

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic Value
	Options	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2017	7,026	$21.36	7.3	$69,555
Granted	896	30.83
Exercised	(1,173)	13.96		40,755
Canceled/forfeited/expired	(202)	31.17
Outstanding at September 30, 2018	6,547	$23.68	7.1	$269,900
Vested and expected to vest at September 30, 2018	6,438	$23.51	7.1	$266,450
Exercisable at September 30, 2018	3,805	$16.72	6.1	$183,308

There were no stock options granted during the three months ended September 30, 2018.  The weighted average estimated grant date fair value per share of stock options granted during the nine months ended September 30, 2018 was $15.19, and the total fair value of stock options that vested during the three and nine months ended September 30, 2018 was $4.7 million and $20.4 million, respectively.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the assumptions noted in the following table.  The weighted average assumptions used to estimate the fair value of options granted to employees were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018		2017		2018	2017
Risk-free interest rate	**	%	**	%	2.67%	2.13%
Expected dividend yield	**	%	**	%	0.0%	0.0%
Expected volatility	**	%	**	%	44.9%	46.6%
Expected term (in years)	**		**		6.10	6.09

**There were no stock options granted in the period.

Restricted stock units

The following table summarizes the activity of unvested RSUs under the Stock Plans during the nine months ended September 30, 2018 (in thousands):

		Weighted-
	Number of	average
	shares	grant date
	(in thousands)	fair value
Unvested at December 31, 2017	173	$39.10
Granted	393	33.70
Vested	(28)	42.06
Canceled/forfeited	(15)	34.11
Unvested at September 30, 2018	523	$35.02

The fair value of RSU awards made to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date.

All share-based compensation arrangements

Additionally, as of September 30, 2018, total unamortized stock-based compensation expense was $55.9 million related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average vesting term of approximately 2.7 years. Stock-based compensation cost capitalized in inventory was not material for the three or nine months ended September 30, 2018.

The following table summarizes the allocation of stock-based compensation related to stock options and RSUs in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of sales	$175	$164	$526	$435
Selling, general and administrative	5,538	3,536	14,418	9,320
Research and development	1,460	1,017	4,092	2,898
Total	$7,173	$4,717	$19,036	$12,653

Note 8.  Income Taxes

The provision for income taxes is determined using an effective tax rate. For the three months ended September 30, 2018, the Company’s estimated annual effective tax rate of (0.4)% was lower than the U.S. federal statutory rate primarily due to various permanent items, the impact of the Company’s valuation allowance, and minimum state tax payments. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the annual effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. For the three and nine months ended September 30, 2018, the Company recorded a provision for income taxes of $37,000 and $53,000, respectively, which was primarily comprised of state income taxes. For the three and nine month periods ended September 30, 2017, the Company recorded a provision for income taxes of $53,000 and $130,000, respectively.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities along with net operating loss and tax credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. For the three and nine months ended September 30, 2018, the Company has established a valuation allowance for all of the deferred tax assets, with the exception of known refundable federal credits. For the three and nine months ended September 30, 2017, the Company had established a valuation allowance for all deferred tax assets.

Additionally, the Company follows an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return.

The Tax Cuts and Jobs Act

The Act was enacted on December 22, 2017. Among other changes, the Act reduces the US federal corporate tax rate from 34% to 21% for federal tax purposes. In accordance with Staff Accounting Bulletin 118, as of September 30, 2018, the Company has not completed the accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances. In all cases, the Company will continue to make and refine calculations as additional analysis is completed. In addition, estimates may also be affected as the Company gains a more thorough understanding of the Act.

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Act and refining calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts based on information available at December 31, 2017. The provisional amount recorded related to the remeasurement of the deferred tax balance was $25.2 million as of December 31, 2017, which was fully offset by a decrease in the valuation allowance. There were no significant changes to any of the balances recorded at December 31, 2017 as a result of the Act during the three and nine months ended September 30, 2018.

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

The Company recorded deferred rent of $0.6 million and $0.3 million as of September 30, 2018 and December 31, 2017, respectively, in conjunction with its facilities lease agreements. For each of the three months ended September 30, 2018 and September 30, 2017, rent expense was $0.4 million, and for the nine months ended September 30, 2018 and September 30, 2017, rent expense was $1.2 million and $1.1 million, respectively.

Future minimum payments under the aforementioned non-cancelable operating leases for each of the five succeeding years are as follows (in thousands):

Remainder of 2018	$413
2019	1,715
2020	1,766
2021	1,643
2022	-
Thereafter	-
$5,537

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the UC Agreement) with the Regents of the University of California (the University) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the University a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the UC Agreement, Glaukos agreed to pay to the University a low single-digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $0.5 million. This ongoing product payment terminates on the date that the last of the Patent Rights expires, which is currently expected to be in 2022. For the three months ended September 30, 2018 and September 30, 2017, the Company recorded approximately $1.1 million and $1.0 million, respectively, in cost of sales in connection with this product payment obligation and approximately $3.2 million and $2.9 million, respectively, in cost of sales in connection with this product payment obligation for the nine month periods ended September 30, 2018 and September 30, 2017.

Executive Deferred Compensation Plan

Effective April 1, 2017, the Company established a deferred compensation plan (the Deferred Compensation Plan) for eligible senior level employees. The plan is designed to permit eligible employees to make elective deferrals of compensation to which he or she will become entitled in the future. The Company also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of company-owned life insurance policies (COLIs).  The fair value of the Deferred Compensation Plan liability, included in other liabilities on the condensed consolidated balance sheets, was approximately $1.9 million and $0.6 million as of September 30, 2018 and December, 31, 2017, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the condensed consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $2.0 million and $0.7 million as of September 30, 2018 and December 31, 2017, respectively.

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

	Three months ended		Nine months ended
	September 30,		September 30,
Geographic Net Sales Information (in thousands)	2018	2017	2018	2017
United States	$36,413	$35,647	$106,337	$104,599
International	7,495	4,765	20,865	13,005
Total net sales	$43,908	$40,412	$127,202	$117,604

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

Our iStent, a micro‑bypass stent that is designed to reduce intraocular pressure by restoring the natural physiologic pathways for aqueous humor, was the first commercially available MIGS treatment solution. Approved by the United States (U.S.) Food and Drug Administration (FDA) for insertion in combination with cataract surgery, the iStent procedure is currently reimbursed by Medicare and all major national private payors. Our second MIGS treatment solution, the iStent Inject, includes two stents pre‑loaded in an auto‑injection inserter that are also designed to lower intraocular pressure. We received FDA approval to market the iStent Inject in the U.S. in conjunction with cataract surgery in June 2018 and began U.S. commercial sales of the iStent Inject during the quarter ended September 30, 2018. The iStent and the iStent Inject have been commercially available for a number of years in select markets outside the U.S., for use in conjunction with cataract surgery or as a standalone procedure, although reimbursement may not be available for all such procedures.

We are developing three additional iStent pipeline products: the iStent Infinite, the iStent Supra and the iStent SA. We have commenced enrollment of the U.S. 510k pivotal clinical trials for the iStent Infinite, which includes three stents pre-loaded in an auto-injection inserter and is intended to lower intraocular pressure in refractory glaucoma patients. The iStent Supra is designed to access an alternative drainage space within the eye and is being evaluated in a U.S. investigational device exemption (IDE) clinical trial for implantation in connection with cataract surgery. We completed enrollment for the U.S. pivotal IDE trial for the iStent Supra in 2017.  The iStent SA is designed for use as a standalone glaucoma procedure. Similar to the iStent Inject, the iStent SA is a two-stent product that is slightly wider than the iStent Inject and uses  a different auto‑injection inserter designed for use in a standalone procedure.

We are also pursuing regulatory approval of our first sustained pharmaceutical therapy using our iDose drug delivery system. A U.S. investigational new drug (IND) Phase II study of our initial iDose platform product, iDose Travoprost, was completed in 2017 and we are enrolling patients in the U.S. Phase III clinical trials for this product.

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

Our net sales increased to $43.9 million for the three months ended September 30, 2018 from $40.4 million for the three months ended September 30, 2017, and net sales increased to $127.2 million for the nine months ended September 30, 2018 from $117.6 million for the nine months ended September 30, 2017. We incurred net losses for the three and nine month periods ended September 30, 2018 of $6.6 million and $14.7 million, respectively.  We achieved net income of $1.3 million for the three month period ended September 30, 2017, and incurred a net loss of $1.1 million for the nine month period ended September 30, 2017.

As of September 30, 2018 and December 31, 2017, we had an accumulated deficit of $206.9 million and $192.2 million, respectively.

We have made and expect to continue to make significant investments in our global sales force, marketing programs, research efforts and clinical studies. FDA‑approved IDE studies and new product development programs in our industry are expensive, and we have incurred a significant increase in administrative costs since we began operating as a public company. Accordingly, although we achieved profitability in 2016 and certain periods of 2017, we incurred net losses during the three quarters of 2018 and there can be no assurance that we will be profitable in future quarters.

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

We anticipate our net sales will increase as we expand our global sales and marketing infrastructure and continue to increase awareness of our products by expanding our sales base and increasing our marketing efforts. We also expect that our net sales within a fiscal year may be impacted seasonally and reflect seasonality patterns generally consistent with U.S. cataract procedure volumes, which are typically softer in the first quarter and stronger in the fourth quarter of a given year. However, until recently, our iStent was the only MIGS device approved for sale in the United States by the FDA. Thus, we had for several years commercialized the iStent in the United States without any direct MIGS competitors. Other MIGS devices have now become available in the United States and globally, including our iStent Inject, or are in development by third parties that have entered or could enter the market and which may affect adoption of or demand for our products. These new MIGS products could achieve greater commercial acceptance than our iStent, iStent Inject or our pipeline products under development, which may reduce demand for our products and reduce our net sales.

In 2017, the Australian Department of Health (ADOH) initiated a comprehensive review of its Medicare Benefits Schedule (MBS), a list of approximately 5,600 codes used to determine reimbursement. As part of this review, reimbursement of the surgeon fee code for implantation of iStent devices was suspended effective May 1, 2017. Prior to suspension of the code, the Company filed an application with the ADOH to obtain a new code for reimbursement of the surgeon fee. In early 2018, the ADOH created a new permanent MBS code for the implantation of iStent and iStent Inject in conjunction with cataract surgery.  This new permanent code became effective November 1, 2018.

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

Beginning in late 2013, cost of sales has included amortization of the $17.5 million intangible asset we recognized in connection with our royalty buyout agreement with GMP Vision Solutions, Inc. in November 2013. The amortization expense was $0.9 million in each of the three month periods ended September 30, 2018 and September 30, 2017, and was $2.6 million in each of the nine month periods ended September 30, 2018 and September 30, 2017, and the remaining amortization expense for 2018 is $0.3 million, after which point the above mentioned intangible asset will be fully amortized.

Beginning in 2015, cost of sales includes a charge equal to a low single‑digit percentage of worldwide net sales of certain current and future products, including our iStent products, with a required minimum annual payment of $0.5 million, which amount became payable to the Regents of the University of California (the University) in connection with our December 2014 agreement with the University (the UC Agreement) related to a group of the Company’s U.S. patents (the Patent Rights). This ongoing product payment obligation will terminate on the date the last of the Patent Rights expires, which is currently expected to be in 2022.

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

We expect SG&A expenses to continue to grow as we increase our sales and marketing infrastructure globally and our clinical education and general administration infrastructure in the United States. We also expect other nonemployee‑related costs, including sales and marketing program activities for new products, outside services and accounting and general legal costs to increase as our overall operations grow. The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as on the timing of any new product launches and other potential business and operational activities. In addition, we are incurring increased SG&A expenses now that, as of the end of fiscal year 2017, we are no longer able to rely on certain “emerging growth company” exemptions that we had been afforded under the Jumpstart Our Business Startups Act.

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

Research and development

Our R&D activities primarily consist of new product development projects, pre‑clinical studies, IDE studies, and other clinical trials. Our R&D expenses primarily consist of personnel‑related expenses, including salaries, fringe benefits and stock‑based compensation for our R&D employees; research materials; supplies and services; and the costs of conducting clinical studies, which include payments to investigational sites and investigators, clinical research organizations, consultants, and other outside technical services and the costs of materials, supplies and travel. We expense R&D costs as incurred. We expect our R&D expenses to increase as we initiate and advance our development programs, including our expanding pharmaceutical and IOP sensor development efforts, and clinical trials, the most costly of which are expected to be our iDose Travoprost, iStent Supra, iStent SA and iStent Infinite product candidates.

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

Non-operating income (expense)

Non-operating income (expense) primarily consists of interest income derived from our short-term investments, along with unrealized gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar, primarily related to intercompany loans.

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

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. Among other changes, the Act reduces the US federal corporate tax rate from 34% to 21% for federal tax purposes. In accordance with Staff Accounting Bulletin 118, as of September 30, 2018, we have not completed the accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on the existing deferred tax balances. In all cases, we will continue to make and refine calculations as additional analysis is completed. In addition, estimates may also be affected as we gain a more thorough understanding of the Act.

We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts based on information available at December 31, 2017. The provisional amount recorded related to the remeasurement of the deferred tax balance was $25.2 million as of December 31, 2017, which was fully offset by a decrease in the valuation allowance. There were no significant changes to any of the balances recorded at December 31, 2017 as a result of the Act during the three and nine months ended September 30, 2018.

Due to uncertainties which currently exist in the interpretation of the provisions of the Act regarding Internal Revenue Code (IRC) Section 162(m), we are still evaluating the potential impacts of IRC Section 162(m) as amended by the Act.

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

	Three Months Ended
	September 30,		% Increase
(in thousands)	2018	2017	(decrease)
Statements of operations data:
Net sales	$43,908	$40,412	9%
Cost of sales	6,011	5,718	5%
Gross profit	37,897	34,694	9%
Operating expenses:
Selling, general and administrative	31,632	24,141	31%
Research and development	13,202	9,805	35%
Total operating expenses	44,834	33,946	32%
(Loss) income from operations	(6,937)	748	NM
Total non-operating income, net	353	630	(44)%
Provision for income taxes	37	53	(30)%
Net (loss) income	$(6,621)	$1,325	NM

NM = Not Meaningful

Net sales

Net sales for the three months ended September 30, 2018 and September 30, 2017 were $43.9 million and $40.4 million, respectively, reflecting an increase of $3.5 million or 9%.  The increase in net sales resulted primarily from expansion of the Company’s direct sales operations in our existing international markets, U.S. sales of our recently launched iStent Inject and the recent withdrawal of a competitive MIGS product. Net sales in the United States represented $36.4 million and $35.6 million for the three months ended September 30, 2018 and September 30, 2017, respectively, increasing by 2%, with average selling prices relatively stable compared to the prior period. International sales for the three months ended September 30, 2018 and September 30, 2017 were $7.5 million and $4.8 million, respectively, increasing by 57%. Net sales at our subsidiaries in Australia, Germany, Japan, and the United Kingdom accounted for the majority of the increase internationally.

Cost of sales

Cost of sales for the three months ended September 30, 2018 and September 30, 2017 were $6.0 million and $5.7 million, respectively, reflecting an increase of $0.3 million or 5%. Our gross margin was 86% for each of the three month periods ended September 30, 2018 and September 30, 2017.

Selling, general and administrative expenses

SG&A expenses for the three months ended September 30, 2018 and September 30, 2017 were $31.6 million and $24.1 million, respectively, reflecting an increase of approximately $7.5 million or 31%. The increase in SG&A expenses was primarily the result of approximately $3.4 million in additional compensation and related employee expense associated with our growing number of domestic and international employees with the remaining increase comprised of other SG&A expenses such as consulting and professional services fees, including legal fees associated with our previously-disclosed patent litigation, training samples related to our recent U.S. launch of iStent Inject, and non-employee related expenses incurred by our foreign subsidiaries.

Research and development expenses

R&D expenses for the three months ended September 30, 2018 and September 30, 2017 were $13.2 million and $9.8 million, respectively, reflecting an increase of $3.4 million or 35%.  The increase in R&D expenses was primarily the result of approximately $1.4 million in additional compensation and related employee expenses as well as an overall increase of approximately $2.0 million in other core R&D and clinical expenses, including expenses associated with our iDose Travoprost Phase III clinical trials.

Non-operating income, net

We had non-operating income of $0.4 million and $0.6 million for the three months ended September 30, 2018 and September 30, 2017, respectively.  The decrease in non-operating income, net primarily relates to the recognition of unrealized foreign currency losses due to higher intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates, offset by increases in interest income related to our short-term investments.

Provision for income taxes

Our effective tax rate for the third quarter of 2018 was (0.6)%.    For the three months ended September 30, 2018 and September 30, 2017, we recorded a provision for income taxes of $37,000 and $53,000, respectively, which were primarily comprised of state income taxes in both periods along with federal alternative minimum tax in the three months ended September 30, 2017.

Comparison of Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended
	September 30,		% Increase
(dollars in thousands)	2018	2017	(decrease)
Statements of operations data:
Net sales	$127,202	$117,604	8%
Cost of sales	17,957	16,420	9%
Gross profit	109,245	101,184	8%
Operating expenses:
Selling, general and administrative	87,425	70,297	24%
In-process research and development	-	5,320	NM
Research and development	36,719	28,380	29%
Total operating expenses	124,144	103,997	19%
Loss from operations	(14,899)	(2,813)	430%
Total non-operating income, net	222	1,845	(88)%
Provision for income taxes	53	130	(59)%
Net loss	$(14,730)	$(1,098)	1,242%

NM = Not Meaningful

Net sales

Net sales for the nine months ended September 30, 2018 and September 30, 2017 were $127.2 million and $117.6 million, respectively, reflecting an increase of $9.6 million or 8%. The increase in net sales resulted primarily from expansion of the Company’s direct sales operations in our existing international markets, and U.S. sales of our recently launched iStent Inject. Net sales in the United States represented $106.3 million and $104.6 million for the nine months ended September 30, 2018 and September 30, 2017, respectively, increasing by 2%. International sales for the nine months ended September 30, 2018 and September 30, 2017 were $20.9 million and $13.0 million, respectively, increasing by 60%. Net sales at our subsidiaries in Brazil, Germany, Japan, and the United Kingdom accounted for the majority of the increase internationally.

Cost of sales

Cost of sales for the nine months ended September 30, 2018 and September 30, 2017 were $18.0 million and $16.4 million, respectively, reflecting an increase of $1.5 million or 9%. Our gross margin was 86% for each of the nine months ended September 30, 2018 and September 30, 2017.

Selling, general and administrative expenses

SG&A expenses for the nine months ended September 30, 2018 and September 30, 2017 were $87.4 million and $70.3 million, respectively, reflecting an increase of approximately $17.1 million or 24%. The increase in SG&A expenses was primarily the result of approximately $11.1 million in additional compensation and related employee expense associated with our growing number of domestic and international employees, with the remaining increase comprised of other SG&A expenses such as consulting and professional services fees, training samples related to our recent U.S. launch of iStent Inject and non-employee related expenses incurred by our foreign subsidiaries.

In-process research and development expenses

IPR&D expenses for the nine months ended September 30, 2018 and September 30, 2017 were zero and $5.3 million, respectively, given the purchase of the IOP Sensor System from DOSE occurred in the prior year.

Research and development expenses

R&D expenses for the nine months ended September 30, 2018 and September 30, 2017 were $36.7 million and $28.4 million, respectively, reflecting an increase of $8.3 million or 29%.  The increase in R&D expenses was primarily the result of approximately $4.6 million in additional compensation and related employee expenses as well as an overall increase in other core R&D and clinical expenses of approximately $3.8 million.

Non-operating income, net

We had non-operating income of $0.2 million and $1.8 million for the nine month periods ended September 30, 2018 and September 30, 2017, respectively.  The decrease in non-operating income, net primarily relates to the recognition of unrealized foreign currency losses due to higher intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates, offset by increases in interest income related to our short-term investments.

Provision for income taxes

Our effective tax rate for the nine months ended September 30, 2018 and 2017 was (0.4)% and (13.4)%, respectively.    For the nine months ended September 30, 2018 and September 30, 2017, we recorded a provision for income taxes of $53,000 and $130,000, respectively, which were primarily comprised of state income taxes in both periods along with federal alternative minimum tax in the nine months ended September 30, 2017.

Liquidity and Capital Resources

For the nine months ended September 30, 2018, we incurred a net loss of $14.7 million; however we generated cash from operations of approximately $1.7 million. As of September 30, 2018, we had an accumulated deficit of approximately $206.9 million. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering (IPO), the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities and cash generated from operations. We have made and expect to continue to make significant investments in our global sales force, marketing programs, research and development activities and clinical studies. FDA‑approved IDE studies and new product development programs in our industry are expensive, and we have also incurred a significant increase in administrative costs since we began operating as a public company in 2015. Accordingly, although we were profitable in 2016 and certain periods in 2017, and have generated cash from operations in those years, there can be no assurance that we will continue to be profitable or continue to generate cash from operations.

At September 30, 2018, we had $137.8 million in cash, cash equivalents and short-term investments. We plan to fund our operations and capital funding needs using existing cash and investments and cash generated from operations, and we may seek to obtain additional financing in the future through debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all. We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and cash generated from operations will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date our condensed consolidated financial statements for the three and nine months ended September 30, 2018 are made publicly available.

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$37,278	$24,508
Short-term investments	100,555	94,506
Accounts receivable, net	19,659	16,656
Accounts payable	5,595	6,244
Accrued liabilities	19,066	20,449
Working capital (1)	150,476	122,672

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

The following table is a condensed summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(in millions)	2018	2017
Net cash provided by (used in):
Operating activities	$1.7	$13.6
Investing activities	(8.6)	(4.7)
Financing activities	19.6	4.2
Exchange rate changes	0.1	(0.3)
Net increase in cash, cash equivalents and restricted cash	$12.8	$12.8

At September 30, 2018, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the nine months ended September 30, 2018 and September 30, 2017, our operating activities provided $1.7 million and $13.6 million, respectively.

For the nine months ended September 30, 2018, the total net change in operating assets and liabilities reflected cash usage of $10.5 million due primarily to increases in accounts receivable, inventory and prepaid expenses and other current assets of approximately $7.4 million and a decrease in accounts payable and accrued liabilities of $2.0 million.  More than offsetting this amount were all non-cash adjustments to reconcile net loss to net cash provided by operating activities totaling $27.0 million, primarily consisting of stock-based compensation expense of $19.0 million, depreciation and amortization of $5.1 million and unrealized foreign currency losses of $1.5 million.

For the nine months ended September 30, 2017, the total net change in operating assets and liabilities reflected cash usage of $1.6 million due primarily to increases in accounts receivable and inventory of approximately $4.4 million and an increase in accounts payable and accrued liabilities of $2.8 million, partially offset by a net decrease in prepaid expenses and other current assets of $0.6 million.  More than offsetting this amount were all non-cash adjustments to reconcile net loss to net cash provided by operating activities totaling $16.3 million, primarily consisting of stock-based compensation expense of $12.7 million and depreciation and amortization of $3.9 million.

Investing Activities

In the nine months ended September 30, 2018 and September 30, 2017, our investing activities used $8.6 million and $4.7 million of cash, respectively.

For the nine months ended September 30, 2018, we used cash of approximately $70.1 million for purchases of short-term investments and we received cash of approximately $64.2 million from sales and maturities of short-term investments, for a combined net cash usage of $5.9 million related to short-term investments.

For the nine months ended September 30, 2017, we used cash of approximately $71.4 million for purchases of short-term investments and we received cash of approximately $71.2 million from sales and maturities of short-term investments, for a combined net cash usage of $0.2 million related to short-term investments.

Additionally, during the nine months ended September 30, 2018 and September 30, 2017, we used approximately $2.7 million and $4.5 million, respectively, for purchases of property and equipment.

Financing Activities

In the nine months ended September 30, 2018 and September 30, 2017, financing activities provided $19.6 million and $4.2 million, respectively.

For the nine months ended September 30, 2018, we received cash from stock option exercises of $16.4 million and share purchases under our Employee Stock Purchase Plan (ESPP) of $3.5 million.

In the nine months ended September 30, 2017, finance activities provided $4.2 million in cash comprised of proceeds from the exercise of stock options of $3.3 million and share purchases under the ESPP of approximately $1.0 million.

Commitments

As of September 30, 2018, the Company had material commitments for capital expenditures of approximately $0.8 million. We plan to fund our capital expenditures with cash and cash equivalents.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for any other contractually narrow or limited purpose. However, from time to time we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims including in connection with certain real estate leases, supply purchase agreements, and with directors and officers. The terms of such obligations vary by contract and in most instances a maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted, thus no liabilities have been recorded for these obligations on our balance sheets for any of the periods presented.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our third fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On April 14, 2018, the Company filed a patent infringement lawsuit against Ivantis, Inc. in the U.S. District Court for the Central District of California, Southern Division, alleging that Ivantis’ Hydrus® Microstent device infringes the Company’s U.S. Patent Nos. 6,626,858 and 9,827,143. Ivantis filed counterclaims alleging that the Company’s iStent Inject infringes U.S. Patent Nos. 8,540,659, 9,603,741, and 9,833,357, which Ivantis recently acquired. Each party seeks unspecified monetary damages and injunctive relief. The parties are currently engaged in fact discovery. The Court has set a claim construction hearing for April 15, 2019, and trial for February 4, 2020. On May 23 and May 30, 2018, Ivantis also filed Inter Partes Review proceedings with the Patent Trial and Appeal Board (“PTAB”) on the patents asserted in the litigation.  The Company filed a preliminary response and is awaiting the PTAB’s decision on institution.

Item 1A.  Risk Factors

The risks and uncertainties discussed below update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, which was filed with the SEC on August 6, 2018.  With the exception of risks relating to the recent FDA approval of our iStent Inject product and the European Union’s General Data Protection Regulation taking effect, and the withdrawal from the market of a competitive Micro‑Invasive Glaucoma Surgery (MIGS) product, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Annual Report on Form 10-K.

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

Since the Company’s inception in July 1998, we have incurred significant operating losses. For the three and nine months ended September 30, 2018, we incurred net losses of approximately $6.6 million and $14.7 million, respectively, and for the fiscal year ended December 31, 2017, we incurred a net loss of $0.1 million.  As of September 30, 2018, we had an accumulated deficit of approximately $206.9 million. Losses have resulted principally from costs incurred in our clinical trial, research and development programs and from our general and administrative expenses. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering (IPO), the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities and cash generated from operations. We have devoted substantially all of our resources to the research and development of our products, the commercial launch of the iStent and the recently FDA-approved iStent Inject, the development of our proprietary sales network, and the assembly of a management team to build our business.

To implement our global business strategies we need to, among other things, further grow our global sales and marketing infrastructure to increase global market acceptance of our products and any other products that receive FDA or equivalent foreign approval, fund ongoing research and development activities, expand our manufacturing capabilities, and obtain regulatory clearance or approval to commercialize our existing products in international markets or to commercialize those currently under development in the United States and internationally. As a result, we expect our expenses to increase significantly as we pursue these objectives. Our ability to reach sustained profitability is highly uncertain, especially given our limited commercial history selling our products globally and an increasingly competitive landscape, which makes forecasting our sales more difficult. In addition, we may experience transitory sales impacts related to the commercial launch of our iStent Inject device, as customers deplete inventory in anticipation of the new product and as physicians participate in ordinary-course training for and sampling of the iStent Inject.  We will need to generate significant additional net sales to reach and maintain profitability. We cannot be sure that we will reach sustained profitability for any substantial period of time. Our failure to sustain profitability could have an adverse effect on the value of our common stock.

Substantially all of our net sales have been generated from sales of the iStent, which has an increasingly competitive landscape, and we are substantially dependent on its success. If competition or other factors slow the market acceptance or usage of the iStent, the recently-approved iStent Inject or our other products under development, our business will suffer.

Our primary sales‑generating commercial product has been the iStent, which we began selling in the United States in the third quarter of 2012. We rely heavily upon sales in the United States, which comprised 84% and 89% of our net sales for the nine months ended September 30, 2018 and 2017, respectively. We expect to continue to derive a significant portion of our net sales from sales of the iStent, as well as the recently-approved iStent Inject, in the United States, even if we are successful in continuing to commercialize our iStent products outside the United States, or receive necessary approvals to commercialize the iDose Travoprost, iStent Infinite, iStent Supra, iStent SA and the IOP Sensor System in the United States and other countries. Accordingly, our ability to generate net sales is highly dependent on our ability to market and sell the iStent and the iStent Inject.

We developed MIGS to provide an alternative to the traditional glaucoma treatment and management paradigm. The iStent was our first MIGS device and we are developing other products to treat glaucoma, including the iStent Inject, which received FDA approval to be marketed in the U.S. in June 2018. MIGS and our MIGS devices may experience a slowdown of market acceptance among eye care professionals, patients, healthcare payors and the medical community. There are a number of other available therapies marketed for the treatment of glaucoma, including medication therapies that are well established and are widely accepted by the medical community. There are also other MIGS devices that are currently available in the United States and globally or are in development by third parties that have entered or could enter the market and which may affect adoption of or demand for our products. For example, in 2016, Allergan plc (which acquired AqueSys, Inc., a MIGS competitor) obtained FDA approval and commenced a commercial launch of its Xen®  Glaucoma Treatment System, a competitive MIGS device, for use in the U.S. This Xen device is indicated for the management of refractory glaucoma, where previous surgical treatment has failed or in patients with primary open angle glaucoma, and pseudoexfoliative or pigmentary glaucoma with open angles that are unresponsive to maximum tolerated medical therapy. In addition, Ivantis, Inc. obtained FDA approval and commenced a commercial launch of its Hydrus® Microstent, a competitive MIGS device, in July 2018. The Hydrus device, which is implanted into the trabecular meshwork like the iStent and iStent Inject, is indicated for use in conjunction with cataract surgery for the reduction of IOP in adult patients with mild to moderate primary open-angle glaucoma. We are aware of several other companies, including Santen Pharmaceutical Co., Ltd. (which recently acquired InnFocus, Inc., a MIGS competitor) and Istar Medical SA that are conducting FDA‑approved IDE clinical trials or have filed for regulatory approval of MIGS devices in preparation for commercialization of their products. Alcon, Inc., which withdrew its Cypass® suprachoroidal implant, a competitive MIGS device, from the market in August 2018, has indicated its intention to reintroduce the product at a later date.  If these MIGS products, or other products that may be developed, receive regulatory approval, we will have additional direct MIGS competitors. These new MIGS products could achieve greater commercial acceptance or demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our iStent or iStent Inject, or other products under development, which may reduce demand for our primary products, the iStent and the iStent Inject, as well as for our products in development.

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

•	lack of evidence supporting cost benefits or cost‑effectiveness of our products over existing alternatives;
•	perception that our products are unproven, investigational or experimental;
•	the price of our products relative to competing treatment alternatives;
•	physician preference for competitive MIGS devices in the market;
•	patient safety concerns regarding the use of MIGS devices;

•	liability risks generally associated with the use of new products and procedures; and
•	training required to use new products.

Our growth depends on our ability to develop and commercialize additional products, including our recently FDA-approved iStent Inject and our pipeline products consisting of the iDose Travoprost, the iStent Infinite, the iStent Supra and the iStent SA. If we are not able to commercialize additional products, including any or each of our pipeline products, in a timely manner, our products may become obsolete over time, customers may not buy our products, our net sales and profitability may decline, and we may not experience growth in our business.

Demand for our products may change in ways we may not anticipate due to:

•	changing coverage and reimbursement, coding and payments;
•	changing customer needs;
•	the introduction of new products and technologies;
•	patient safety concerns;
•	evolving surgical practices;
•	evolving industry standards; and
•	other unforeseen reasons.

As a result, it is important that we continue to build a more complete product offering. Developing additional products is expensive and time‑consuming, and could divert management’s attention away from expanding acceptance of the iStent and iStent Inject and harm our business. Even if we are successful in developing our additional pipeline products, including those currently in development, the success of our new product offerings, if any, will depend on a variety of factors, including our ability to:

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

To implement our global growth strategy, we must continue to market our iStent and other products in the international jurisdictions in which we are currently authorized, as well as expand such operations into additional foreign countries. In order to market our products in the European Union, Asia or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance or approval. Foreign regulatory approval processes include many of the risks associated with obtaining FDA clearance or approval and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance or approval does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, it would negatively affect our overall market penetration.

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

Our existing foreign operations, as well as our planned international growth, expose us to additional uncertainty and risks beyond regulatory authorization and reimbursement levels. Outside the United States, we sell our products through direct sales organizations in sixteen countries and a network of third-party distribution partners in other markets. These international operations expose us and our subsidiaries and third-party distributors to a variety of risks including, without limitation, the following:

•

compliance with foreign regulations and laws, as well as U.S. laws that apply to activities in foreign jurisdictions, the adherence to which can be costly. Such regulations and laws expose us to penalties for non-compliance. These laws and regulations include various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act, the French Sunshine Act, as well as privacy regulations such as the European Union’s General Data Protection Regulation (GDPR), which took effect in May 2018, and export control regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities and exclusion or debarment from government contracting;

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

As demand for our products increases, we will have to invest additional resources to purchase components, hire and train employees and enhance our manufacturing processes. If we fail to increase our production capacity efficiently, our sales may not increase in line with our expectations and our operating margins could fluctuate or decline. In addition, although we expect some of our products in development to share product features and components with the iStent and iStent Inject, the manufacture of these products may require the modification of our current production processes or unique production processes, the hiring of specialized employees, the identification of new suppliers for specific components or the development of new manufacturing technologies. It may not be possible for us to manufacture these products at a cost or in quantities sufficient to make these products commercially viable or to maintain current operating margins.

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

We currently derive a substantial portion of our net sales from sales in the United States of the iStent and iStent Inject and expect this to continue for the next several years. Hospitals and ambulatory surgery centers that purchase the iStent and iStent Inject typically bill various third‑party payors, including Medicare, Medicaid, private commercial insurance companies, health maintenance organizations and other healthcare‑related organizations, to cover all or a portion of the costs and fees associated with the MIGS procedures in which the iStent and the iStent Inject are used and bill patients for any applicable deductibles or co‑payments. Access to adequate coverage and reimbursement for the procedures using the iStent and the iStent Inject (and our other approved products and products in development) by third‑party payors is essential to the acceptance of our products by our customers.

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

In addition, a key component of our global expansion strategy is obtaining reimbursement for the iStent and iStent Inject devices and procedures by governmental or private payors within the foreign countries in which we are seeking to commercialize our products. The requirements and processes for obtaining approval for such reimbursement may vary significantly from country to country, entail prolonged delay, or be more difficult for foreign manufacturers with new, unfamiliar products and treatments. If we face one or more of these challenges as we pursue commercializing our products internationally, our business prospects will suffer.

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

Many third‑party payors in the United States model their coverage policies and payment amounts after those determined by the Center for Medicare & Medicaid Services (CMS), the federal agency responsible for administering the Medicare program. CMS relies on an extensive network of Medicare Administrative Contractors (MACs) to develop coverage policies when no national coverage determination exists for a procedure. Because there currently is no Medicare national coverage determination for procedures using our iStent devices, we are required to provide scientific and clinical support for the use of the iStent (including the recently approved iStent Inject device and iStent Infinite and iStent Supra devices, if approved) to each MAC separately, with no assurance that coverage and adequate reimbursement will be obtained. Although all MACs currently provide coverage and reimbursement for the MIGS procedure using the iStent and the iStent Inject, difficulties in processing reimbursement or regional differences or reductions in the reimbursement amount for the physician professional services could negatively impact iStent and iStent Inject penetration or usage by customers. These differences in MAC reimbursement could also negatively impact the amount paid by private commercial insurance companies, further negatively affecting customer penetration or usage.

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

Some third‑party payors in the United States, including Medicaid and certain commercial payors, have developed policies that deny coverage for the MIGS procedures using the iStent or iStent Inject. To support changes in these policies, we may need to conduct prospective, randomized controlled clinical trials and present data from such trials to these payors to demonstrate the medical necessity or cost‑effectiveness of the iStent or our other approved products or products in development. There can be no assurance that coverage for our products will be expanded. In addition, those private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for MIGS procedures performed with the iStent or the iStent Inject, though we cannot predict whether coverage will be sufficient or if there will be coverage at all. Failure to obtain favorable payor policies could have a material adverse effect on our business and operations.

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

Failure to secure or maintain adequate coverage or reimbursement for procedures using the iStent or iStent Inject by third‑party payors, or delays in processing approvals by those payors, could result in the cancellations of procedures to insert the iStent devices in combination with cataract surgery, resulting in the loss of net sales from these procedures. If these issues remain unresolved, they could have a material adverse effect on our business, financial condition and operating results.

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

Physicians are typically paid separately from the facility for surgical procedures involving the iStent or iStent Inject. Unlike the facility payment amounts associated with the CPT codes that describe iStent and the additional iStent Inject insertion, there is no published Medicare payment schedule at the national level for physician payment amounts. The physician payment rate is left to the discretion of the individual MAC. In order to adopt a new procedure, one of the factors that the surgeon evaluates is whether or not payment for the procedure adequately covers the surgeon’s time. As with the facility payment, the incremental payment the physician receives for inserting the iStent device, or the additional iStent Inject stent, plays a role in a surgeon’s decision to adopt the technology. Accordingly, changes in the payment the physician receives could affect the extent to which physicians recommend the iStent or iStent Inject procedure to patients, which could have a material adverse effect on our business, financial condition and operating results.

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

Until recently, our iStent was the only MIGS device approved for sale in the United States by the FDA. Thus, we had for several years commercialized the iStent in the United States without any direct MIGS competitors. In 2016, Allergan plc (which acquired AqueSys, Inc., a MIGS competitor) obtained FDA approval and commenced a commercial launch of its Xen®  Glaucoma Treatment System, another competitive MIGS device, for use in the U.S. This Xen device is indicated for the management of refractory glaucoma, where previous surgical treatment has failed or in patients with primary open angle glaucoma, and pseudoexfoliative or pigmentary glaucoma with open angles that are unresponsive to maximum tolerated medical therapy. Ivantis, Inc. obtained FDA approval and commenced a commercial launch of its Hydrus® Microstent, a competitive MIGS device, in July 2018. The Hydrus device, which is implanted into the trabecular meshwork like the iStent and iStent Inject, is indicated for use in conjunction with cataract surgery for the reduction of IOP in adult patients with mild to moderate primary open-angle glaucoma. We are aware of several other companies, including Santen Pharmaceutical Co., Ltd. (which recently acquired InnFocus, Inc., a MIGS competitor) and Istar Medical SA that are conducting FDA‑approved IDE clinical trials or have filed for regulatory approval of MIGS devices in preparation for commercialization of their products. In addition, Alcon, Inc., which withdrew its Cypass® suprachoroidal implant, a competitive MIGS device, from the market in August 2018, has indicated its intention to reintroduce the product at a later date.   If these MIGS products, or other products that may be developed, receive regulatory approval, we will have additional direct MIGS competitors. These new MIGS products could achieve greater commercial acceptance or demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our iStent or other approved products or products under development, which may reduce demand for our approved products as well as for our products in development. Demand for the iStent, the iStent Inject or our future products may decline when such products and technologies are introduced, and our business may be harmed.

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

As discussed above, the Xen device is being marketed by Allergan plc, a publicly traded company, and the CyPass, although it was withdrawn from the market by Alcon, Inc., which is a division of Novartis International AG, a publicly traded multinational pharmaceutical company, may be reintroduced at a later date. InnFocus, Inc. was acquired by Santen Pharmaceutical Co., Ltd., a publicly traded multinational pharmaceutical company dedicated to the ophthalmic field. As a result of these transactions, we are competing directly against other MIGS providers that have the efficiencies and advantages identified above.

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

Ophthalmic surgeons may not use our products if they do not believe they are safe, efficient, effective and preferable alternatives to other treatment solutions in the market. If subsequent or continuing patient studies on the iStent or the iStent Inject, patient outcomes, or studies on competitive MIGS products, demonstrate results that are inferior to or inconsistent with our existing data, our sales could be adversely impacted. Additionally, ophthalmic surgeons not completing the iStent device training program may nevertheless elect to perform iStent device procedures and experience inferior clinical outcomes.

We believe that ophthalmic surgeons will not use our products unless they conclude that our products provide a safe, efficient, effective and preferable alternative to currently available treatment options. If longer‑term patient studies or clinical experience indicate that treatment with our products is less effective, less efficient or less safe than our current data suggest, our sales would be harmed, and we could be subject to significant liability. Further, unsatisfactory patient outcomes or patient injury, due to either our products or competitive MIGS products, could cause negative publicity for our products, particularly in the early phases of product introduction for our products currently under development. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from their use. It is also possible that as our products become more widely used, latent defects could be identified, creating negative publicity and liability problems for us and adversely affecting demand for our products. Physicians may also conclude that the products offered by our MIGS competitors have greater efficacy than our products, which could result in a decline in our sales.

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

Our net sales from the sale of our approved iStent devices may experience volatility due to a number of factors, many of which are beyond our control, including:

•	our ability to drive increased sales of our products;
•	our ability to establish and maintain an effective and dedicated sales organization;
•	fluctuations in the demand for our products;
•	pricing pressure applicable to our products, including adverse third‑party coverage and reimbursement outcomes and competitor pricing;
•	results of clinical research and trials on our products or competitive MIGS products;
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

Since the commercial launch of the iStent in July 2012, we have seen significant period‑to‑period growth in our business. We anticipate that this growth will continue in the near term as the iStent continues to gain market acceptance, and the iStent Inject gains market acceptance following its commercial launch during the three months period ended September 30, 2018, and we develop and introduce new products. Not only do we expect this growth to continue, but we must continue to grow in order to meet our business and financial objectives. However, continued growth may create numerous challenges, including:

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

We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and cash generated from operations will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date our condensed consolidated financial statements for the nine months ended September 30, 2018 are made publicly available. However, our future funding requirements will depend on many factors, including:

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

We have and may continue to enter into acquisitions, collaborations, in‑licensing agreements, joint ventures, alliances or partnerships with third parties that fail to result in a commercial product or net sales.

We have and may continue to may enter into acquisitions, collaborations, in‑licensing agreements, joint ventures, alliances, partnerships or undertake one or more of these transactions in order to retain our competitive position within the marketplace or to expand into new markets. However, we cannot assure you that we would be able to successfully complete any acquisition we choose to pursue, or that we would be able to successfully integrate any acquired business, product or technology in a cost‑effective and non‑disruptive manner. If we were unable to integrate any acquired businesses, products or technologies effectively, our business would likely suffer.

Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions or data corruption could materially disrupt our operations and adversely affect our business and operating results.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions. Our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, power losses, computer system or data network failures, security breaches, data corruption and cyber-based attacks.  Cyber-based attacks can include computer viruses, computer denial-of-service attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism by third parties and sabotage. In addition, federal, state and international laws and regulations, such as GDPR can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail. In addition, a variety of our software systems are cloud‑based data management applications, hosted by third‑party service providers whose security and information technology systems are subject to similar risks.

The failure of either our or our service providers’ information technology could disrupt our entire operation or result in decreased sales, increased overhead costs, product shortages, loss or misuse of proprietary or confidential information, intellectual property or sensitive or personal information, all of which could have a material adverse effect on our reputation, business, financial condition and operating results.

We cannot be certain that our net operating loss tax carryforwards will be available to offset future taxable income.

As of December 31, 2017, we had net operating loss carryforwards of approximately $127.3 million for U.S. federal income tax purposes, approximately $94.2 million of net operating loss carryforwards for state income tax purposes and approximately $18.0 million of net operating loss carryforwards for foreign purposes. The federal net operating loss carryforwards begin to expire in 2018 and $2.5 million of the state net operating loss carryforwards expired in 2017 and the remainder will begin to expire in 2028. The foreign net operating loss carryforwards will begin to expire no earlier than 2023, if not utilized sooner. At December 31, 2017, we had federal and state research and development carryforwards of approximately $7.5 million and $7.0 million, respectively, which begin to expire in 2021 for federal purposes and carry over indefinitely for state purposes. We have recorded a full valuation allowance against these tax attributes because we believe that uncertainty exists with respect to the future realization of the tax attributes as well as with respect to the amount of the tax attributes that will be available in future periods. To the extent available, we intend to use these net operating loss carryforwards to offset future taxable income associated with our operations. There can be no assurance that we will generate sufficient taxable income in the carryforward period to utilize any remaining net operating loss carryforwards before they expire.

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

If, as a result of legislative or regulatory healthcare reform, we cannot sell the iStent or iStent Inject (or our other products in development, if approved) profitably, our business would be harmed. In addition, any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products.

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

The medical device excise tax moratorium imposed by the PATH Act for 2016 and 2017 favorably impacted our gross profit margin in 2017, and will continue to do so through 2019, based upon its recent extension. However, this impact will not continue in 2020 when the tax is automatically reinstated, absent further legislation, as the iStent was subject to this excise tax prior to the moratorium and our recently-approved product and products in our pipeline potentially will be subject to this tax. There are no assurances that our business will not be materially adversely affected by the current, or possible future additional tax, provisions implemented under healthcare reform or appropriate legislation. It is also possible that legislation may be introduced and passed by Congress repealing the ACA in whole or in part and signed into law by President Trump. Because of the continued uncertainty about the likelihood or extent of a potential repeal of that legislation, we cannot quantify or predict with any certainty the likely impact of a repeal of ACA on our business model, prospects, financial condition or results of operations.

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

Although we believe follow‑up at three years with respect to the iStent and two years with respect to the iStent Inject continues to support efficacy and safety of these products for lowering intraocular pressure in mild‑to‑moderate open‑angle glaucoma patients undergoing cataract surgery, in the future, longer term study outcomes could demonstrate conflicting clinical effectiveness, a reduction of effectiveness, no clinical effectiveness or longer term safety issues with these iStent products.  This type of differing data could have a detrimental effect on the market penetration and usage of the iStent devices by customers treating mild‑to‑moderate open‑angle glaucoma and/or the risk/benefit profile of using the iStent devices to treat mild‑to‑moderate open‑angle glaucoma in combination with cataract surgery. As a result, our sales may decline or expected growth would be negatively impacted. This could put pressure on our ability to execute key components of our business strategy and/or negatively impact our operating condition and financial results.

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

Numerous federal, and state and international laws and regulations, including the Federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), the Health Information Technology for Economic and Clinical Health Act (HITECH Act), and the GDPR govern the collection, dissemination, security, use, disclosure and confidentiality of patient‑identifiable health and other proprietary and personally-identifiable information. HIPAA, the HITECH Act and the GDPR may require us to comply with standards for the use and disclosure of patient-identifiable health and other types of personal information. The Privacy Standards and Security Standards under HIPAA establish a set of basic national privacy and security standards for the protection of patient-identifiable health information by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. Notably, whereas HIPAA previously directly regulated only these covered entities, the HITECH Act makes certain of HIPAA’s privacy and security standards also directly applicable to covered entities’ business associates. As a result, both covered entities and business associates are now subject to significant civil and criminal penalties for failure to comply with the Privacy Standards and Security Standards.

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

The patent prosecution process itself is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. The patent prosecution process requires compliance with complex laws, rules and regulations imposed by patent authorities. Failure to comply with these laws, rules and regulations may derive, among other bases, from various defects of form in the preparation or filing of our patents or patent applications, which may include defects that relate to our making proper priority claims and inventorship determinations. If any such defects are identified, we may need to take corrective action. For example, we have filed petitions with the USPTO to request in part that Dr. Richard Hill, one of our consultants, be added as an inventor on patents related to our iStent,  iStent Inject, iStent SA, iStent Infinite and iStent Supra product candidate that were developed during Dr. Hill’s consultancy. Dr. Hill has assigned his rights in these patents and certain other patent applications to us pursuant to the terms of his consulting agreement. Because Dr. Hill was employed as an Associate Professor at the University of California, Irvine (the University) during the period when these patents and patent applications were developed in December 2014, we entered into an agreement with the University pursuant to which the University agreed not to challenge our ownership of these patents and patent applications. In addition, if any material defects are found in the form or preparation of any of our patents or patent applications, such patents or applications may be invalid and unenforceable. Any of these outcomes could impair our ability to prevent competition from third parties, which could harm our business. Moreover, the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. Noncompliance with these requirements can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we fail to maintain the patents and patent applications covering our products or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to our products, which would have a material adverse effect on our business. In addition, patents are limited in term. Once all of the patents covering a particular product of ours in a particular jurisdiction have expired, we will no longer be able to stop competitors from marketing a product that is the same as or similar to our product in that jurisdiction, which could have a material adverse effect on our business.

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

We have asserted and may in the future need to assert claims of infringement against third parties to protect our intellectual property. For example, on April 14, 2018, the Company filed a patent infringement lawsuit against Ivantis,

Inc. in the U.S. District Court for the Central District of California, Southern Division, alleging that Ivantis’ Hydrus Microstent device infringes the Company’s U.S. Patent Nos. 6,626,858 and 9,827,143. Ivantis filed counterclaims alleging that the Company’s iStent Inject infringes U.S. Patent Nos. 8,540,659, 9,603,741, and 9,833,357, which Ivantis recently acquired. Each party seeks unspecified monetary damages and injunctive relief.  The parties are currently engaged in fact discovery. The Court has set a claim construction hearing for April 15, 2019, and trial for February 4, 2020. On May 23 and May 30, 2018, Ivantis also filed Inter Partes Review proceedings with the Patent Trial and Appeal Board (“PTAB”) on the patents asserted in the litigation.  The Company filed a preliminary response and is awaiting the PTAB’s decision on institution.

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

The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Third parties could assert infringement or misappropriation claims against us with respect to our current or future commercial products, such as the counterclaims filed by Ivantis in 2018, as described above. Moreover, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that materially and adversely affect our business. Our competitors or other interested parties could also pursue additional patent protection related to their earlier patent disclosures with the intent to cover our products. Whether or not any such claims are valid, we cannot be certain that we have not infringed and will not in the future infringe the intellectual property rights of such third parties or others. Additionally, for business reasons, we have challenged and may in the future seek to invalidate or challenge the intellectual property rights of a third party, including those rights owned by our competitors, before any infringement assertion is made. This action could include seeking a declaration or decision from a court or patent office that one or more of our products do not infringe one or more patents or other intellectual property rights owned by third parties and/or that one or more patents owned by one or more third parties are invalid.

Any infringement or misappropriation claim or validity or infringement challenge could result in significant costs, substantial damages and our inability to manufacture, market or sell our existing or future products that are found to infringe. Even if we were to prevail in any such action, the litigation or administrative proceeding could result in substantial cost and diversion of resources that could materially and adversely affect our business. If a court determined, or if we independently discovered, that our product offerings violated third‑party proprietary rights, there can be no assurance that we would be able to re‑engineer our products to avoid those rights or to obtain a license under those rights on commercially reasonable terms, if at all. As a result, we could be prohibited from selling products that are found to infringe, or we could elect not to sell or to stop selling products that we believe have a substantial probability of infringing a third‑party’s intellectual property rights. Even if obtaining a license were feasible, it may be costly and time‑consuming. A court could also enter orders that temporarily, preliminarily or permanently enjoin us or our customers from making, using, selling, offering to sell, distributing, exporting or importing the iStent or iStent Inject, or future products such as the iStent SA, iStent Infinite, iStent Supra or iDose Travoprost, or could enter orders mandating that we undertake certain remedial activities. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest, and if we are found to have willfully infringed third‑party rights, could in addition treble the compensatory damages and award attorneys’ fees. These damages could be substantial and could harm our reputation, business, financial condition and results of operations.

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

Item 6.  Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1*	IOP System Purchase Agreement, dated as of April 12, 2017, by and between Glaukos Corporation and DOSE Medical Corporation	8-K	1-37463	2.1	4/12/2017
3.1	Restated Certificate of Incorporation of the Registrant	8-K	1-37463	3.1	06/30/2015
3.2	Amended and Restated Bylaws of the Registrant	8-K	1-37463	3.2	06/30/2015
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

* Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2).  The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on November 7, 2018.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chief Executive Officer and President

By:	/s/ JOSEPH E. GILLIAM
Joseph E. Gilliam
Chief Financial Officer and Sr. Vice President, Corporate Development (Principal Accounting and Financial Officer)