Form 10-K
period 2018-12-31
GLAUKOS Corp
filed 2019-02-28
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. (See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

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

As of June 29, 2018, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common stock as reported on The New York Stock Exchange, was $1,380 million.

The number of shares of the Registrant’s common stock outstanding as of February 26, 2019 (latest practicable date) was 36,157,731 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 2018.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These statements are based on management’s beliefs and assumptions and on information currently available to management. Some of the statements under Item 1 - “Business,” Item 1A - “Risk Factors,” Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K contain forward‑looking statements. In some cases, you can identify forward‑looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward‑looking statements contain these words.

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

ii

PART I

ITEM 1.BUSINESS

Overview

We are an ophthalmic medical technology and pharmaceutical company focused on the development and commercialization of novel surgical devices and sustained pharmaceutical therapies designed to treat glaucoma, one of the world’s leading causes of blindness. We developed Micro‑Invasive Glaucoma Surgery (MIGS) to serve as an alternative to the traditional glaucoma treatment and management paradigms. We launched the iStent, our first MIGS device, in the United States in July 2012 and launched our next-generation iStent inject device in September 2018. We are also developing additional products and platforms designed to treat the full range of glaucoma progression.

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

Our iStent, a trabecular micro‑bypass stent that is designed to reduce intraocular pressure by restoring the natural physiologic pathways for aqueous humor, was the first commercially available MIGS treatment solution. Our next generation iStent inject, includes two stents pre-loaded in an auto-injection inserter that are also designed to lower intraocular pressure. The iStent and iStent inject are approved by the United States Food and Drug Administration (U.S. FDA) for insertion in combination with cataract surgery and are currently reimbursed by Medicare and all major national private payors.  The iStent and iStent inject are also commercially available in select markets outside the U.S. In these non-U.S. markets, they are approved for use in conjunction with cataract surgery or as a standalone procedure, even though reimbursement may not always be available for all such procedures.

We are developing additional iStent pipeline products: the iStent Infinite, the iStent Supra, and the iStent SA. The iStent Infinite, which includes three stents pre-loaded in an auto-injection inserter and is intended to lower intraocular pressure in refractory glaucoma patients in a standalone procedure, is currently being evaluated in a U.S. investigational device exemption (IDE) study. The iStent Supra is designed to reduce intraocular pressure by accessing an alternative drainage space within the eye and is being evaluated in combination with cataract surgery in a U.S. pivotal IDE trial, which completed enrollment in 2017. Similar in design to the iStent inject, the iStent SA is a two-stent product that uses a different auto‑injection inserter and is designed for use in a standalone procedure.

We are also pursuing regulatory approval of our first sustained pharmaceutical therapy using our iDose drug delivery system. A U.S. investigational new drug (IND) Phase II study of our initial iDose platform product, iDose Travoprost, completed enrollment in 2017 and U.S. Phase III clinical trials for this product commenced in 2018. We are also conducting research and development (R&D) activities to explore other potential drugs that may benefit from the use of the iDose drug delivery system. In addition, other proprietary R&D efforts are underway on early-stage technologies, including, without limitation, an intraocular pressure (IOP) sensor system that is designed to capture and store a glaucoma patient’s short-interval IOP measurements over extended periods of time, and transmit data to the patient’s physician in order to enhance treatment decisions.

We have a commercial organization which includes a direct sales force in the United States and 16 other countries, as well as distribution partners in regions of Europe, Asia Pacific, Latin America and other targeted international geographies. Information about geographic revenue is set forth in Note 11 of our notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our net sales increased to $181.3 million in 2018 from $159.3 million in 2017 and $114.4 million in 2016, and we incurred a net loss of $13.0 million for the year ended December 31, 2018, compared with a net loss of $0.1 million for the year ended December 31, 2017, and net income of $4.5 million for the year ended December 31, 2016.

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

Glaucoma is a progressive disease that can be categorized based on severity levels ranging from ocular hypertension (or pre‑glaucoma) to severe glaucoma. An eye doctor usually diagnoses glaucoma as part of a comprehensive exam that includes measuring intraocular pressure and corneal thickness, evaluating optic nerve damage and testing visual fields. Intraocular pressure is measured in millimeters of mercury (mm Hg), with normal eye pressures ranging from 10 to 21 mm Hg. Glaucoma is typically characterized by an intraocular pressure greater than 21 mm Hg.

Glaucoma treatment overview

The traditional treatment of glaucoma encompasses a variety of medication regimens, laser treatments and surgical procedures to lower intraocular pressure.

Multiple clinical trials have shown that medications can reduce intraocular pressures to baseline targets that can minimize vision loss. However, poor adherence to, and lack of persistence with, glaucoma medication regimens have been documented in numerous independent studies, which often place the incidence of patient noncompliance up to or above 50%, particularly in patients on two or more prescription eye drops. Even daily, single glaucoma medication use has been associated with noncompliance rates as high as 75%.

Because glaucoma progresses slowly and with few symptoms, patients often do not adhere to their medication regimens as prescribed until the disease has progressed to the point of significant vision loss. As a result, despite the availability of medication therapies to combat glaucoma, progressive visual loss and blindness still occur.

Laser treatments have been developed to provide an alternative to lifelong medication treatments. Typically performed at an outpatient surgical center, these treatments involve the use of lasers to create changes in eye tissue and improve aqueous humor outflow. Ophthalmic surgeons may perform laser procedures as an initial treatment or for patients who are noncompliant with prescription eye drops or whose intraocular pressure is not well controlled by medications. According to Market Scope, selective laser trabeculoplasty (SLT) is the most frequently performed glaucoma laser procedure in the United States. Although SLT can help to lower intraocular pressure, the procedure’s effectiveness often wears off within one to five years according to the Glaucoma Research Foundation. While additional laser procedures can be performed, the results can be less predictable and less effective than those of the first procedure. Additionally, medication therapy may still be required post‑treatment.

Where medication therapy and laser treatment are unsuccessful in managing glaucoma, invasive surgeries such as trabeculectomies or implantation of tube shunts are performed, usually as outpatient procedures. In a trabeculectomy, the surgeon cuts open the conjunctiva and sclera to create flaps, removes a plug of scleral tissue and sometimes a portion of the trabecular meshwork to create an opening into the anterior chamber. The conjunctiva and scleral flaps are sutured back down and a small blister, or bleb, is created between the conjunctiva and sclera. The surgery results in a new drainage channel that allows increased outflow of aqueous humor into the bleb. While some patients experience significant reductions in intraocular pressure, trabeculectomy failure rates can approach 50% according to published research. A common complication is scarring, which can prevent fluid drainage from the eye and interfere with the proper function of the bleb. If the bleb doesn’t work properly, more surgery may be needed. Among the other complications associated with trabeculectomies are blurred vision, bleeding in the eye, bleb leaks, low intraocular pressure or hypotony, infection, persistent corneal edema, choroidal detachment and cataract development. Implantations of tube shunts, devices that divert the aqueous humor from the anterior chamber, are generally reserved for eyes in which a trabeculectomy has failed or has a poor likelihood of success. A tube shunt surgery is similar to a trabeculectomy, except that the device’s tube is inserted through the scleral channel to maintain the channel and the device’s reservoir end is placed deep under the conjunctiva to maintain the drainage space. While invasive glaucoma surgery often leads to significant reductions in intraocular pressure, it is associated with high long‑term failure rates, long recovery times and significant complication risks. Additionally, as with laser treatment, the effects may dissipate over time, requiring additional procedures, and medication therapy may still be required post‑treatment.

Our Products

iStent trabecular micro-bypass stent. We launched our first micro‑scale MIGS treatment solution, the iStent, in the United States following FDA approval in June 2012. The iStent was the first FDA‑approved surgical device available for insertion in conjunction with cataract surgery for the reduction of intraocular pressure in adult patients with mild‑to‑moderate open‑angle glaucoma. The iStent is a micro‑bypass stent made of surgical‑grade non‑ferromagnetic titanium that is coated with heparin and is 1.0 mm long and 0.33 mm wide. Packaged in a sterile, pre‑loaded configuration, the iStent is inserted through the small corneal incision made during cataract surgery and placed into Schlemm’s canal. Once inserted, the iStent is designed to improve aqueous humor outflow while fitting naturally within Schlemm’s canal. The ergonomic rail design protects and accesses underlying collector channels while the iStent’s three retention arches help ensure secure placement. The iStent is currently approved in the United States only for insertion in conjunction with cataract surgery because this was the subject population evaluated in the U.S. IDE pivotal trial that was included in the pre-market approval (PMA). The iStent procedure is currently reimbursed in the U.S. by Medicare and all major national private payors. The iStent is also commercially available in certain European Union countries, Brazil, Canada, Australia, Japan and other countries, even though reimbursement may not always be available for all such procedures.

iStent inject trabecular micro‑bypass stent. In June 2018, the FDA approved the iStent inject for the reduction of intraocular pressure in mild‑to‑moderate open‑angle glaucoma in combination with cataract surgery and we commenced a U.S. launch in September 2018. The iStent inject includes two stents pre‑loaded in an auto‑injection system designed to allow the surgeon to inject stents into multiple trabecular meshwork locations through a single corneal entry.  The iStent inject is FDA-approved for insertion in combination with cataract surgery, and the procedure is currently reimbursed by Medicare and all major national private payors. Each iStent inject stent is approximately one‑third the size of the iStent and relies on a similar fluidic method of action to improve aqueous humor outflow into Schlemm’s canal. The iStent inject has also been approved for marketing in the European Union, Canada, Brazil,

Australia and certain other countries. In these non-U.S. markets, it is approved for use in conjunction with cataract surgery or as a standalone procedure, even though reimbursement may not always be available for all such procedures.

Our Pipeline

We are developing several pipeline products: the iStent Infinite,  the iStent Supra, the iStent SA, and iDose Travoprost.

iStent Infinite trabecular micro-bypass system. The iStent Infinite is designed for use as a standalone procedure in patients with refractory glaucoma. The iStent Infinite consists of three stents that are pre-loaded in an auto-injection system that allows the surgeon to inject stents across a wider span of Schlemm’s canal. In 2018, we commenced an IDE study of iStent Infinite in order to pursue FDA clearance through a 510(k) pre-market submission. We have not commercialized the iStent Infinite.

iStent Supra suprachoroidal micro‑bypass stent. The iStent Supra is designed to reduce intraocular pressure by accessing the suprachoroidal space in the eye, an area that we estimate is responsible for 20% of the eye’s total aqueous outflow. Enrollment for the U.S. pivotal IDE trial for the iStent Supra used in conjunction with cataract surgery was completed in 2017 and the two-year follow-up will conclude in 2019. The iStent Supra device has been approved for marketing in the European Union and certain other countries, primarily in the Middle East. There has not been a commercial launch of the iStent Supra.

In August 2018, Alcon, Inc. withdrew from the market its Cypass® suprachoroidal implant, a competitive MIGS device that is also designed to be implanted in the suprachoroidal space of the eye, due to patient safety concerns that arose in a post-approval safety study. The FDA, and other federal, state, local and foreign regulatory authorities, may impose more stringent or higher standards in evaluating the iStent Supra for approval based upon the safety issues experienced with the Cypass® device. There is also a risk that the potential market for a suprachoroidal device has significantly narrowed and physicians may choose not to use our iStent Supra product if and when it is approved and commercially launched because of concerns over patient safety similar to those related to the Cypass® implant, which could limit our potential for increased revenue and sales growth attributable to this product.

iStent SA trabecular micro-bypass system. The iStent SA is designed for use as a standalone glaucoma procedure. Similar in design to the iStent inject, the iStent SA is a two-stent product that uses a different auto‑injection inserter designed for use in a standalone procedure. The system allows the surgeon to inject stents into multiple trabecular meshwork locations through a single corneal entry point and is designed to make its own self‑sealing corneal needle penetration in order to achieve insertion without an incision. In order to prioritize clinical development work with the iDose Travoprost product we have repurposed our investigator sites initially designated for the iStent SA U.S. pivotal IDE trial to the iDose Travoprost trials. We intend to evaluate the iStent SA  for the reduction of intraocular pressure in pseudophakic mild-to-moderate open-angle glaucoma patients when the iDose Travoprost trials are fully enrolled. Pseudophakic refers to patients who have previously undergone cataract surgery and no longer have a natural crystalline lens. We have not commercialized the iStent SA.

iDose. The iDose drug delivery system is a targeted injectable implant that is based on our micro‑scale device-platform designed to be pre‑loaded into a small gauge needle and injected into the eye via a self‑sealing corneal needle penetration, where it is secured within the eye. Once secured in the eye, the iDose implant is designed to continuously deliver therapeutic levels of medication from within the eye for extended periods of time. The titanium implant is similar in size to our other proprietary MIGS devices. The implant is capped with a membrane that is designed for continuous controlled drug elution into the anterior chamber. When depleted, the implant can be removed and replaced in a similar, subsequent procedure. We designed the product to be an alternative to chronic, daily topical glaucoma medication use, which is shown to have high rates of patient noncompliance and may cause long‑term ocular surface damage to glaucomatous eyes.

In November 2015, we submitted an IND application to the FDA seeking authorization to study our initial iDose platform product, iDose Travoprost, for investigational use in the reduction of elevated intraocular pressure in patients with glaucoma. In December 2015, the FDA notified us that it was allowing the Phase II IND clinical trial to proceed. In this Phase II clinical trial, the iDose Travoprost implant was filled with a special formulation of travoprost, a prostaglandin analog used to reduce elevated intraocular pressure. In 2017, we completed the 154-patient, randomized, 12-week masked Phase II clinical trial, which was designed to assess the safety and preliminary efficacy of two models of iDose Travoprost with different travoprost elution rates compared to topical timolol maleate ophthalmic solution, 0.5% and conducted an End-of-Phase II meeting with the FDA. We commenced our Phase III IND clinical trials for iDose Travoprost in 2018. We have not commercialized the iDose Travoprost.

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

•	To introduce micro‑scale injectable therapies that can be performed in minor surgical suites or in‑office settings with topical anesthetic; and
•

To leverage our expertise in micro-scale design and continue to expand our core research and development capabilities in order to identify and develop additional micro-invasive ophthalmic innovations that complement our existing product offerings and address important unmet clinical needs.

Clinical

Clinical trials are one of the final stages of our research and development process for our pipeline and approved products. Our clinical trials are designed primarily to evaluate the safety and efficacy of a device or combination drug and device product, that is in development. These trials also provide valuable information on which devices or procedures work best for certain groups of people or certain disease stages and possible adverse events.  Every clinical trial has a protocol that specifies how the trial must be conducted at each study site, why the trial is necessary, and the guidelines and eligibility criteria for who can and cannot participate in the trial. The results of clinical trials are used by the U.S. FDA and foreign regulatory bodies to determine whether to approve a new device, and used by healthcare providers to determine the appropriate course of treatment for their patients. The results of post-approval clinical trials are used to continue to monitor the safety and effectiveness of our products. Clinical trial costs include submissions to institutional review boards and ethics committees, evaluation, training and monitoring of investigational study sites, payments to investigational sites for their protocol-specified patient treatment and measurements and data collection, subject recruitment costs, data management, data analyses and generation of study reports.

Our research and development process is supported by multiple clinical trials and regulatory affairs activities. We expect our research and development and clinical expenditures to continue to increase as we continue to devote significant resources to clinical trials and regulatory approvals of our new products.

Sales and Marketing

In the United States, we sell our products through a direct sales organization that includes primarily regional business managers, sales directors, marketing professionals and reimbursement specialists. Our sales organization is primarily responsible for training ophthalmic surgeons on the iStent and iStent inject procedures, helping these physicians integrate the technology into their practices and providing resources to support reimbursement. We continue to recruit experienced sales professionals with extensive sales and/or clinical experience in ophthalmic medical technologies.

We invest significant time and expense to provide comprehensive training to our sales professionals so that they are proficient in all aspects of our iStent and iStent inject technologies, including features and benefits, procedure techniques and reimbursement. In addition, we provide technical education regarding the eye’s anatomy, glaucoma diagnosis, disease states and treatment, and cataract surgery.

Outside the United States, we sell our products through direct sales organizations in 16 countries and a network of distribution partners in other markets. As of December 31, 2018, our direct sales organization outside the United States consisted of 88 commercial professionals. We continually monitor our international sales progress and consider conversion to a direct sales approach on a country‑by‑country basis, depending on our assessment of market conditions, net sales and profitability trends, reimbursement coding and coverage potential, and other factors. As of December 31, 2018, we had agreements with approximately 19 distributor organizations. No single distributor accounted for more than 10% of our total net sales for the years ended December 31, 2018, December 31, 2017 or December 31, 2016.

Our global sales efforts and promotional activities are currently aimed at ophthalmic surgeons and other eye care professionals. Our primary customers include hospitals and ambulatory surgery centers (ASCs).

Reimbursement

United States reimbursement

Reimbursement for iStent and iStent inject procedures

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

The iStent and iStent inject are approved by the FDA for reduction of intraocular pressure in adult patients with mild‑to‑moderate open‑angle glaucoma undergoing cataract surgery who are currently treated with prescription eye drops. Based on data released by Centers for Medicare & Medicaid Services (CMS) regarding total cataract surgery volume in the Medicare Fee for Service program and data published by Market Scope, we estimate that Medicare pays for approximately 80% of all cataract surgeries performed in the United States.

We estimate that 20% of patients who meet the FDA indication for iStent or iStent inject insertion are covered by private health insurance companies and we have secured coverage policies for iStent and iStent inject insertion with all major national private payors.

iStent and iStent inject insertion in the United States is almost always performed in an outpatient setting and virtually all U.S. iStent sales are to ASCs and hospital outpatient departments (HOPDs). National payment rates by

Medicare to ASCs and HOPDs are determined each year through a complex formula, which takes into account reported costs for each claim submitted. When two procedures are performed in an ASC on the same patient on the same day (e.g.,  iStent insertion and cataract surgery), Medicare reduces the payment of the lower‑paying procedure by 50%. The ASC facility payment for cataract surgery is generally lower than the payment for iStent insertion. Therefore, when these two procedures are performed together in an ASC, the payment for cataract surgery is reduced by 50%.

For iStent and iStent inject insertion and cataract procedures performed in HOPDs, the Medicare fee-for-service facility reimbursement is a single, all‑inclusive payment. We estimate that approximately 25% of U.S. iStent procedures are currently performed in HOPDs and that a majority of these procedures are reimbursed through traditional Medicare fee‑for‑service.

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

Reimbursement for additional trabecular meshwork stents

Our application for a CPT code to describe the insertion of additional trabecular meshwork stents (as with the FDA-approved and commercialized iStent inject, as well as iStent SA and iStent Infinite pipeline products) was approved by the American Medical Association (AMA) in early 2014, resulting in the creation of Category III CPT code 0376T. While this code was available beginning on January 1, 2015 for the reporting of procedures in which more than one iStent is inserted in the same eye, it currently does not result in any incremental facility payment from Medicare. In addition, it is unclear whether any other third‑party payor will provide reimbursement for the insertion of a second stent or that a professional fee payment for a second stent will be adequate. Our application for an extension of the Category III status of code 0376T was approved in early 2017 and expires on December 31, 2023.

Reimbursement for future products

Our application for a CPT code to describe insertion of the iStent Supra was approved by the AMA in 2011 resulting in the creation of a Category III CPT code 0253T. Our application for another extension of the Category III status of code 0253T was approved in early 2017 and expires on December 31, 2023. We have not yet filed any applications for CPT codes that describe our iDose drug delivery system.

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

In some countries, applications for reimbursement can be approved, but additional approvals or negotiations for payment have to be obtained. For example, in France, our customers can obtain reimbursement from the government by obtaining a code that describes iStent insertion. Certain customers, including hospitals, can obtain an incremental facility fee if the iStent were to be included on the list of devices approved for pass-through payment. In 2013, our application for a code to describe iStent insertion and our application to add the iStent to the list of devices approved for pass-through payment were denied. Following publication of data on iStent inject, we submitted new applications for both devices in 2014. In November 2015, the French government approved the iStent application for reimbursement, but since the iStent had not been added to the list of devices approved for pass-through payment, the incremental facility payment had never been paid. In 2018, we submitted an application to have the iStent inject added to the list of devices approved for pass-through payment (the liste en sus). This request was approved in September 2018 with an effective date in the first quarter of 2019.

As in the United States, reimbursement decisions can change, resulting in the elimination or reduction of reimbursement payments. Governments and private health plans regularly assess and propose changes to their coverage and reimbursement policies. Some of these policies could deny coverage for the MIGS procedures using the iStent or iStent inject, or our pipeline products in the future. Changes in existing policies impact the profit margin of the hospital or surgery center where the surgery is performed and increase costs to customers. Any decline in the amount foreign governments or third party payors are willing to reimburse our customers, or denial of coverage or reimbursement, for MIGS procedures could make it difficult for existing customers to continue using, or new customers to adopt, any of our iStent devices and could create additional pricing pressure for us in these international markets. If we were forced to lower the price we charge for our products, our gross margins would decrease, which would adversely affect our financial results and our ability to invest in and grow our business.

Competition

Until recently, our iStent was the only MIGS device approved for sale in the United States by the FDA. Thus, for several years we had commercialized the iStent in the United States without any direct MIGS competitors. Alcon, Inc. obtained FDA approval and commenced a commercial launch of its Cypass® suprachoroidal implant, a competitive MIGS device, in 2016. Although Alcon withdrew its Cypass® implant from the market in August 2018, it has indicated its intention to potentially reintroduce the product at a later date. In 2018, Ivantis Inc. obtained FDA approval of its Hydrus Microstent device, which is a trabecular meshwork implant that is indicated for use in conjunction with cataract surgery for the reduction of intraocular pressure in adult patients with mild-to-moderate primary open-angle glaucoma. These MIGS products, or other products that may be developed and receive regulatory approval, could achieve greater commercial acceptance, demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our iStent, iStent inject or our other products under development, which may reduce demand for our primary products, the iStent, and iStent inject as well as for our products in development.

We also compete with other glaucoma therapies such as pharmaceuticals and other medical devices.  Manufacturers of medical devices used in surgical therapy procedures for treating glaucoma include Alcon, Inc., Johnson & Johnson (through its acquisition of Abbott Medical Optics Inc.), Allergan plc (through its acquisition of AqueSys, Inc. and its Xen®  Glaucoma Treatment System), STAAR Surgical Company, Lumenis Ltd., NeoMedix, Inc., New World Medical, Inc., Iridex Corporation and Ellex Medical Lasers Limited. These and other manufacturers provide a variety of surgical products, including tubes, aqueous shunts, laser systems, trabeculotomy, blades and other filtration devices. We are aware of other companies, including, but not limited to, Santen Pharmaceutical Co., Ltd. (which acquired InnFocus, Inc.) and iSTAR Medical SA, that are conducting clinical trials or have filed for regulatory approval of glaucoma treatment devices.

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

We believe the principal factors on which our products compete include:

•	improved outcomes for glaucoma;
•	exceptional safety profile;
•	acceptance by ophthalmic surgeons;
•	ease of use and reliability;
•	product price and availability of reimbursement;
•	technical leadership;
•	effective marketing and distribution; and
•	speed to market.

Facilities, Manufacturing and Distribution

Our corporate headquarters and our manufacturing operations are located in an approximately 98,000 square foot campus in San Clemente, California which is comprised of two main buildings. This location serves as our sole manufacturing location where we manufacture, inspect, package, release and ship nearly all of our final products. We maintain finished goods inventory in San Clemente, California; Memphis, Tennessee; Europe and certain other international locations. All of our headquarters‑based employees, including our manufacturing and distribution employees, work at this campus. While these facilities are sufficient for our current needs, in the fourth quarter of 2018, we entered into an office building lease pursuant to which we will lease one property containing three existing office buildings, comprising approximately 160,000 rentable square feet of space, located in Aliso Viejo, California (Aliso Facility). The term of the lease will commence on May 1, 2019 and continue for thirteen years. We intend to relocate our corporate administrative headquarters, along with certain laboratory, research and development and warehouse space, to the Aliso Facility. We currently intend to maintain manufacturing facilities at our San Clemente location for the foreseeable future. Our international subsidiaries also lease facilities in Australia, Brazil, Canada, Germany, Japan and the United Kingdom.

We manufacture, inspect, package and ship finished products from our San Clemente facility. We source components used in our proprietary manufacturing process from outside vendors and we assemble them to produce iStent and iStent inject devices and disposable insertion instruments. These components include both off‑the‑shelf materials and custom made parts. The iStent and iStent inject devices and some insertion instrument and other components are supplied by single vendors, and in some cases there may not be alternate suppliers who are capable or qualified to supply such devices and components in a timely manner, or at all. The loss of any of these suppliers, or their inability to provide us with an adequate supply of materials or components, could prevent us from manufacturing and selling our products, causing significant harm to our business.

Our manufacturing processes must be validated as required by the FDA and other regulatory bodies. As a medical device and combination drug/device manufacturer, our manufacturing facility and the facilities of our critical suppliers are subject to periodic inspection by the FDA and other regulatory agencies.

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

As of December 31, 2018, we owned or exclusively licensed in certain fields of use over 200 issued patents, pending U.S. patent applications, issued foreign patents and pending foreign patent applications. We may, from time to time, choose to acquire or license additional patents and patent applications, or we may choose to abandon, sell, or license certain Company patents and patent applications, depending on our needs. Our issued patents that protect our commercial products and current product pipeline will expire between 2020 and 2038. While we have pursued and continue to pursue patent protection for our existing and pipeline technologies in the U.S. and certain jurisdictions abroad, we do not know how many of our pending patent applications will result in the issuance of patents or the extent to which the examination process could require us to narrow our claims. In addition, any of our issued patents may be successfully challenged and invalidated or found to lack the scope necessary to prevent a competitor from entering the marketplace.

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

Government Regulation

Our products and operations are subject to extensive and rigorous regulation by the FDA and other federal, state and local authorities, as well as foreign regulatory authorities. The FDA and these other governmental agencies regulate, among other things, the research, development, testing, manufacturing, approval, labeling, storage, recordkeeping, advertising, promotion and marketing, distribution, post approval monitoring and reporting, and import and export of medical devices (such as our iStent and iStent inject products), as well as combination drug/device products (such as iDose) in the United States, or their respective jurisdictions, to assure the safety and effectiveness of medical products for their intended use. The U.S. Federal Trade Commission also regulates the advertising of our products. Further, we are subject to laws directed at preventing fraud and abuse, which subject our sales and marketing, training and other practices to government scrutiny.

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

A manufacturer may utilize the 510(k) premarket notification process for a device if it can demonstrate that the device is “substantially equivalent,” as defined in the statute, to another commercially available, similar device that was approved for marketing by the FDA. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence. If the FDA determines that the device is not “substantially equivalent” to a predicate device, the device sponsor must then fulfill the much more rigorous premarketing requirements of the PMA approval process.

A PMA approval application typically includes, but is not limited to, extensive technical information regarding device design and development, pre‑clinical and clinical trial data, manufacturing information, labeling and financial disclosure information for the clinical investigators in device studies. The PMA application must provide valid scientific evidence that demonstrates to the FDA’s satisfaction reasonable assurance of the safety and effectiveness of the device for its intended use. In the United States, absent certain limited exceptions, human clinical trials intended to support medical device clearance or approval require an IDE application. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials. All clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s regulations for institutional review board (IRB) approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable, or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant marketing approval or clearance of a product. The commencement or completion of any clinical trial may be delayed or halted or be inadequate to support approval of a PMA application for numerous reasons, including, but not limited to, the conduct of the trial or its patient participants, the results of the trial, or FDA, IRB or other third party oversight action.

Following receipt of a PMA application, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If it is, the FDA will accept the application for filing and begin the substantive review. During this review period, the FDA may request additional information or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant’s response to deficiencies communicated by the FDA. The FDA may conduct a bioresearch monitoring inspection of the clinical trial data and clinical trial sites and a Quality System Regulation (QSR) inspection of the manufacturing facility and processes. Overall, the FDA review of a PMA application generally takes between one and three years, but may take significantly longer. The FDA can delay, limit or deny approval of a PMA application for many reasons, including the insufficiency of pre-clinical and clinical data provided, the demonstrated safety and efficacy of the device, the results of site and process inspections and changes in FDA policies or regulations.

In approving a PMA application, the FDA may also require some form of postmarket studies or postmarket surveillance, whereby the applicant follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device. FDA may also require postmarket surveillance for certain devices cleared under a 510(k) notification, such as implants or life‑supporting or life‑sustaining devices used outside a device user facility. The FDA may also approve a PMA application with other post‑approval conditions intended to ensure the safety and effectiveness of the device, such as, among other things, restrictions on labeling, promotion, sale, distribution and use. For example, the FDA approval of the iStent PMA on June 25, 2012 imposed post-approval conditions, including three postmarket studies (two of which are now completed), and a requirement that we implement a three‑part training program for physicians who will use the iStent device. The iStent inject PMA approval on June 21, 2018 required two post-market studies and a similar physician training requirement. Additionally, new PMA applications or PMA supplements may be required for modification to the manufacturing process, labeling, device specifications, materials or design of a device that has been approved through the PMA process.

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

The FDA review process may involve substantial delays that adversely affect the marketing and sale of our products. Our pipeline device products are pending regulatory approval or clearance to begin commercial sales in various markets. Ultimately, the FDA may not authorize the commercial release of a medical device if it determines the device is not safe and effective or does not meet other standards for clearance. Additionally, even if a product is cleared or approved, the FDA may require post-approval testing and surveillance programs to monitor the effects of these products once commercialized.

After the FDA permits a device to enter commercial distribution, numerous regulatory requirements apply. These include, but are not limited to registration and listing regulations, the QSR, labeling and tracking requirements, restrictions on advertising, distribution, sale and promotion (including a prohibition on “off-label” promoting), adverse event and recall reporting requirements (including Medical Device Reporting (MDR) requirements), and PMA annual reporting requirements.

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

In order to obtain approval to market a drug product in the United States, a marketing application must be submitted to the FDA that includes data to establish the safety and effectiveness of the new drug product for the proposed indication. This NDA includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. The NDA filing must also be accompanied by a substantial user fee.

Prior to conducting the clinical trials generally required for an NDA, the FDA must authorize the administration of an investigational drug to humans through submission of an IND request. The IND submission must include the general investigational plan and the protocol(s) for human studies, as well as results of animal studies or other human studies, as appropriate, analytical data and any available data or literature to support the use of the investigational new drug. Any preclinical laboratory and animal tests must have been conducted in compliance with the FDA’s Good Laboratory Practices. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical trials. The FDA’s primary objectives in reviewing an IND are to assure the safety and rights of patients and to help assure that the quality of the investigation will be adequate to permit an evaluation of the drug’s effectiveness and safety. Additionally, approval must also be obtained from the IRB at each clinical site before trials may be initiated. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Accordingly, submission of an IND may or may not result in the FDA or the IRB allowing clinical trials to begin.

If clinical trials are allowed to proceed, they are conducted under protocols detailing, among other things, the objectives of the study, how the study will be carried out, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. The IRB must also monitor the trial until completed. The decision to terminate development of an investigational drug product may be made by either the FDA, an IRB or ethics committee, or by the study sponsor for various reasons, including if it is determined that the participants or patients are being exposed to an unacceptable risk to health or lack of protection of patient rights. Other reasons for suspension or termination may include changes in business objectives or the economic environment. All participants in our clinical trials must provide their informed consent in writing. In addition, there are requirements and industry guidelines that require the posting of ongoing clinical trials on public registries and the disclosure of designated clinical trial results.

The clinical investigation of an investigational drug product is generally divided into three phases. Phase I includes the initial introduction of an investigational new drug into humans. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational drug product in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. Sufficient information about the investigational drug’s pharmacokinetics and pharmacological effects should be obtained During Phase I clinical trials to permit the design of well‑controlled and scientifically valid Phase II clinical trials. Phase II includes the controlled clinical trials conducted to preliminarily evaluate the effectiveness of the investigational drug for a particular indication in patients with the disease or condition under study, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the drug product. Phase III clinical trials are typically controlled clinical trials conducted in an expanded patient population at multiple clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the drug product has been obtained and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit‑risk profile of the investigational drug product, and to provide an adequate basis for product approval and adequate information for product labeling. In most cases, the FDA requires two adequate and well‑controlled Phase III clinical trials to demonstrate the efficacy of the drug.

Once an NDA has been submitted and the FDA has determined it is sufficiently complete, the FDA begins an in-depth substantive review. The FDA reviews NDAs to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will review the proposed product labeling and may request changes. FDA will also inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In addition, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. The FDA endeavors to review applications in six to 12 months, with higher priority for new molecular entities. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it will communicate the deficiencies to the applicant and often will request additional testing or information, including new clinical trials. Even with the submission of additional information, the FDA ultimately may decide that the application does not satisfy the regulatory standards for approval. If and when an approval letter is issued, it will authorize commercial marketing of the drug with specific prescribing information for specific indications.

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

Section 505(b)(2) of the FDCA expressly permits the FDA to rely, in approving an NDA, on data not developed by the applicant. Thus, if a 505(b)(2) applicant can establish that reliance on the FDA’s previous findings of safety and effectiveness is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. We are pursuing a Section 505(b)(2) NDA regulatory strategy for our iDose implant which we expect will allow us to rely in our NDA filing on certain nonclinical and clinical safety findings made by the FDA in previous approvals if and when we are prepared to submit an application for marketing to the FDA. For changes to a previously approved drug product, an application may rely on the FDA’s finding of safety and effectiveness of the previously approved drug, coupled with the information needed to support the change from the approved drug product. The additional information could be new studies conducted by the applicant or published data. The FDA may approve the new product candidate for all, or some, of the label indications for which the reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant.

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

After regulatory approval of a drug or combination drug/device product is obtained under an NDA, we are required to comply with pervasive and continuing post-approval regulation by the FDA, including, among other things, requirements relating to drug listing and registration, recordkeeping, periodic reporting, product sampling and distribution, advertising, marketing and promotion and reporting of adverse experiences and production problems with the product. For example, as a condition of approval of an NDA, the FDA may require post‑marketing testing, including Phase IV clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. For a combination drug/device product, such as our iDose implant, certain device reporting requirements might also apply, such as MDR requirements and reports of corrections and removal. Our quality control and manufacturing facilities and procedures must continue to conform to cGMP post-approval, which may include all or particular QSR, and are subject to periodic inspection by the FDA. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP, QSR, and other aspects of regulatory compliance.

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

Regulation outside the United States

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing clinical trials, commercial sales and distribution of our products and reporting of payments to physicians. Whether or not we obtain FDA approval for a product, we must obtain authorization before commencing clinical trials or obtain marketing authorization or approval of a product under the comparable regulatory authorities of countries outside the United States before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. In addition, certain countries have adopted transparency legislation that requires us to report contracts with or payments made to physicians in those countries.

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

Employees

As of December 31, 2018, we had 437 employees. We often supplement our research and development and clinical, regulatory and quality assurance departments with independent consultants on a project basis. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union. We consider our relationship with our employees to be good.

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

Since the Company’s inception in July 1998, we have incurred significant operating losses. As of December 31, 2018, we had an accumulated deficit of approximately $205.1 million. Losses have resulted principally from costs incurred in our clinical trial, research and development programs and from our general and administrative expenses. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering (IPO), the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities and cash generated from commercial operations. We have devoted substantially all of our resources to the research and development of our approved and pipeline products, the commercial launch of the iStent and iStent inject, the development of our proprietary sales network, and the assembly of a management team to build our business.

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

Substantially all of our net sales have been generated from sales of the iStent and the iStent inject, which have an increasingly competitive landscape, and we are substantially dependent on their success. If competition or other factors slow the market acceptance or usage of the iStent, the recently-approved iStent inject or our other products under development, our business will suffer.

Our primary sales‑generating commercial products have been the iStent, which we began selling in the United States in the third quarter of 2012, and the iStent inject, which began selling in the United States in the second half of 2018. We rely heavily upon sales in the United States, which comprised 84% of our net sales for the year ended December 31, 2018. We expect to continue to derive a significant portion of our net sales from sales of these two products, particularly the iStent inject, in the United States, even if we are successful in continuing to commercialize our iStent products outside the United States, or receive necessary approvals to commercialize the iDose Travoprost, iStent Infinite, iStent Supra, iStent SA and the IOP Sensor System in the United States and other countries. Accordingly, our ability to generate net sales is highly dependent on our ability to market and sell the iStent and the iStent inject.

We developed MIGS to provide an alternative to the traditional glaucoma treatment and management paradigms. MIGS and our MIGS devices may experience a slowdown of market acceptance among eye care professionals, patients, healthcare payors and the medical community. There are a number of other available therapies marketed for the treatment of glaucoma, including medication therapies that are well established and are widely accepted by the medical community. There are also other MIGS devices that are currently available in the United States and globally or are in development by third parties that have entered or could enter the market and which may affect adoption of or demand for our products. For example, Ivantis, Inc. obtained FDA approval of its Hydrus® Microstent, a competitive MIGS device, in 2018. The Hydrus device, which is implanted into the trabecular meshwork like the iStent and iStent inject, is indicated for use in conjunction with cataract surgery for the reduction of IOP in adult patients with mild to moderate primary open-angle glaucoma. Alcon, Inc., which withdrew its Cypass® suprachoroidal implant, a competitive MIGS device, from the market in August 2018, has indicated its intention to potentially reintroduce the product at a later date. These MIGS products, or other products that may be developed and receive regulatory approval, could achieve greater commercial acceptance or demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our iStent,  iStent inject, or other products under development, which may reduce demand for our primary products, the iStent and the iStent inject, as well as for our products in development.

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

Our growth depends on our ability to develop and commercialize additional products, including our recently commercialized iStent inject and our pipeline products consisting of the iDose Travoprost, the iStent Infinite, the iStent Supra and the iStent SA. If we are not able to commercialize additional products, including our pipeline products, in a timely manner, our products may become obsolete over time, customers may not buy our products, our net sales and profitability may decline, and we may not experience growth in our business.

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

In order to generate increased sales, we will need to establish a global sales organization. Our future success will depend largely on our ability to train, retain and motivate skilled regional sales managers and direct sales representatives and distributors around the world with significant technical knowledge of MIGS and our products. Because of the competition for their services, we cannot assure you we will be able to retain such representatives on favorable or commercially reasonable terms, if at all. If we are unable to establish a global sales and marketing organization, we may not be able to effectively commercialize our products globally, which would adversely affect our business prospects, results of operations and financial condition.

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

To implement our global growth strategy, we must continue to market our approved products in the international jurisdictions in which we are currently authorized, as well as expand such operations into additional foreign countries. In order to market our products in the European Union, Asia or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance or approval. Foreign regulatory approval processes include many of the risks associated with obtaining FDA clearance or approval and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance or approval does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, it would negatively affect our overall market penetration.

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

We currently operate primarily at a facility in a single location and any crippling accident, natural disaster or other force majeure event or disruption at this facility could materially affect our ability to operate and produce saleable products and could shut down our manufacturing capacity for an extended period. This and other manufacturing risks may adversely affect our ability to manufacture products and could reduce our gross margins and negatively affect our operating results.

Our business strategy depends on our ability to manufacture our current and proposed products in sufficient quantities and on a timely basis so as to meet customer demand, while adhering to product quality standards, complying with regulatory requirements and managing manufacturing costs.

Our corporate headquarters and our manufacturing operations are currently located in an approximately 86,000 square foot campus located in San Clemente, California, comprised of two main buildings adjacent to U.S. Marine Corps Base Camp Pendleton and wilderness area susceptible to brushfires, earthquakes and other natural disasters. This location serves as our sole manufacturing location where we manufacture, inspect, package, release and ship nearly all of our final products pursuant to numerous U.S. and foreign regulatory approvals. This is also the location where we currently conduct substantially all of our research and development activities, customer and technical support, and management and administrative functions. In addition, in the fourth quarter of 2018, we entered into an office building lease pursuant to which we will lease one property containing three existing office buildings, comprising approximately 160,000 rentable square feet of space, located in Aliso Viejo, California. The term of the lease will commence on May 1, 2019 and continue for thirteen years. The agreement contains an option to extend the lease for two additional five year periods at market rates. We intend to relocate our corporate administrative headquarters, along with certain laboratory, research and development and warehouse space, to this new facility. Despite our efforts to safeguard our current San Clemente facility, including acquiring insurance on commercially reasonable terms, adopting environmental health and safety protocols and utilizing off‑site storage of computer data, vandalism, terrorism or a natural or other disaster, such as an earthquake, fire or flood, could damage or destroy our manufacturing equipment or our inventory of component supplies or finished goods, cause substantial delays in our operations, result in the loss of key information, and cause us to incur additional expenses, including relocation expenses. If this facility or our future facility in Aliso Viejo suffers a crippling event, or a force majeure event, this could materially impact our ability to operate. Our insurance may not cover our losses in any particular case, or insurance may not be available on commercially reasonable terms to cover certain of these catastrophic events. In addition, regardless of the level of insurance coverage, damage to our facilities may have a material adverse effect on our business, financial condition and operating results. Additionally, if we are unable to continue to expand our manufacturing facility in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter operational interruptions, delays or additional costs in achieving our research, development and commercialization objectives, including in obtaining regulatory approvals of our product candidates and meeting customer demand, which could materially damage our business and financial position. As our business expands, we will require additional space, which could also result in a higher cost structure that could reduce our gross margin and negatively affect our operating results.

We are also subject to numerous other risks relating to our manufacturing capabilities, including:

•

quality and reliability of product components that we source from third‑party suppliers, including the risk of receiving components that do not meet our quality, sterility or manufacturing design standards ;

•	our inability to secure product components in a timely manner or in sufficient quantities to meet customer demand, or on commercially reasonable terms;
•	our inability to maintain compliance with quality system requirements;
•	our failure to increase production capacity or volumes to meet demand;

•

our inability to design or modify production processes to enable us to produce efficiently future products or implement changes in current products in response to design or regulatory requirements; and

•	difficulty identifying and qualifying alternative suppliers for components in a timely manner, or at all.

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

We rely on a limited number of third‑party suppliers to supply components for the iStent, the iStent inject and its unique injector system and our other pipeline products, as well as drugs for our iDose drug delivery system in development. Other than agreements with key suppliers, we generally do not enter into long‑term supply agreements with our suppliers, and we order most components and other products on a purchase order basis. With respect to some components and other products, we have a sole supplier or a limited number of suppliers, and in some cases there may not be alternate suppliers who are capable or qualified to supply such components and products in a timely manner, or at all. The loss of these suppliers, or their inability to provide us with an adequate supply of components or products, could cause delay in the manufacture of our products, thereby impairing our ability to meet the demand of our customers and causing significant harm to our business. Although we strive to maintain inventory to mitigate supply interruptions, we are nevertheless exposed to risks, including limited control over costs, availability, quality, delivery schedules and supplier disputes.

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

Many third‑party payors in the United States model their coverage policies and payment amounts after those determined by the Center for Medicare & Medicaid Services (CMS), the federal agency responsible for administering the Medicare program. CMS relies on an extensive network of Medicare Administrative Contractors (MACs) to develop coverage policies when no national coverage determination exists for a procedure. Because there currently is no Medicare national coverage determination for procedures using our iStent devices, we are required to provide scientific and clinical support for the use of the iStent and iStent inject (including the iStent Infinite,  iStent Supra and iStent SA devices, if approved) to each MAC separately, with no assurance that coverage and adequate reimbursement will be obtained. Although all MACs currently provide coverage and reimbursement for the MIGS procedure using the iStent and the iStent inject, difficulties in processing reimbursement or regional differences or reductions in the reimbursement amount for the physician professional services could negatively impact iStent and iStent inject penetration or usage by customers. These differences in MAC reimbursement could also negatively impact the amount paid by private commercial insurance companies, further negatively affecting customer penetration or usage.

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

Physicians are typically paid separately from the facility for surgical procedures involving the iStent or iStent inject. Unlike the facility payment amounts associated with the CPT codes that describe iStent and the additional iStent inject insertion, there is no published Medicare payment schedule at the national level for physician payment amounts. The physician payment rate is left to the discretion of the individual MAC. In order to adopt a new procedure, one of the factors that the surgeon evaluates is whether or not payment for the procedure adequately covers the surgeon’s time. As with the facility payment, the incremental payment the physician receives for inserting the iStent device, or the additional iStent inject stent, could play a role in a surgeon’s decision to adopt the technology. Accordingly, changes in the payment the physician receives could affect the extent to which physicians recommend the iStent or iStent inject procedure to patients, which could have a material adverse effect on our business, financial condition and operating results.

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

Until recently, our iStent was the only MIGS device approved for sale in the United States by the FDA. Thus, for several years we had commercialized the iStent in the United States without any direct MIGS competitors. Alcon, Inc. obtained FDA approval and commenced a commercial launch of its Cypass® suprachoroidal implant, a competitive MIGS device, in 2016. Although Alcon withdrew its Cypass® implant from the market in August 2018, it has indicated its intention to potentially reintroduce the product at a later date. In 2018, Ivantis Inc. obtained FDA approval of its Hydrus Microstent device, which is a trabecular meshwork implant that is indicated for use in conjunction with cataract surgery for the reduction of intraocular pressure in adult patients with mild-to-moderate primary open-angle glaucoma. These MIGS products, or other products that may be developed and receive regulatory approval, could achieve greater commercial acceptance, demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our iStent, iStent inject or our other products under development, which may reduce demand for our primary products, the iStent, and iStent inject as well as for our products in development. Demand for the iStent, the iStent inject or our future products may decline when such products and technologies are introduced, and our business may be harmed.

We also compete with other glaucoma therapies such as pharmaceuticals and other medical devices.  Manufacturers of medical devices used in surgical therapy procedures for treating glaucoma include Alcon, Inc., Johnson & Johnson (through its acquisition of Abbott Medical Optics Inc.), Allergan plc (through its acquisition of AqueSys, Inc. and its Xen®  Glaucoma Treatment System), STAAR Surgical Company, Lumenis Ltd., NeoMedix, Inc., New World Medical, Inc., Iridex Corporation and Ellex Medical Lasers Limited. These and other manufacturers provide a variety of surgical products, including tubes, aqueous shunts, laser systems, trabeculotomy, blades and other filtration devices. We are aware of other companies, including, but not limited to, Santen Pharmaceutical Co., Ltd. (which acquired InnFocus, Inc.) and iSTAR Medical SA, that are conducting clinical trials or have filed for regulatory approval of glaucoma treatment devices.

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

As discussed above, the Xen device is being marketed by Allergan plc, a publicly traded company, and the Cypass®, although it was withdrawn from the market by Alcon, Inc., which is a division of Novartis International AG, a publicly traded multinational pharmaceutical company, may be reintroduced at a later date. InnFocus, Inc. was acquired by Santen Pharmaceutical Co., Ltd., a publicly traded multinational pharmaceutical company dedicated to the ophthalmic field. As a result of these transactions, we are competing directly against other MIGS providers that have the efficiencies and advantages identified above.

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

Ophthalmic surgeons may not use our products if they do not believe they are safe, efficient, effective and preferable alternatives to other treatment solutions in the market. If subsequent or continuing patient studies on the iStent or the iStent inject, patient outcomes, or studies on or patient outcomes from competitive MIGS products, demonstrate results that are inferior to or inconsistent with our existing data, our sales could be adversely impacted. Additionally, ophthalmic surgeons not completing the iStent device training program may nevertheless elect to perform iStent device procedures and experience inferior clinical outcomes.

We believe that ophthalmic surgeons will not use our products unless they conclude that our products provide a safe, efficient, effective and preferable alternative to currently available treatment options. If longer‑term patient studies or clinical experience indicate that treatment with our products is less effective, less efficient or less safe than our current data suggest, our sales would be harmed, and we could be subject to significant liability. Further, unsatisfactory patient outcomes or patient injury, due to either our products or competitive MIGS products, could cause negative publicity for our products, particularly in the early phases of product introduction for our products currently under development. For example, in August 2018, Alcon, Inc. withdrew its Cypass® suprachoroidal implant, a competitive MIGS device that is also designed to be implanted in the suprachoroidal space of the eye, from the market due to patient safety concerns that arose in a post-approval safety study. The FDA, and other federal, state, local and foreign regulatory authorities, may impose more stringent or higher standards in evaluating the iStent Supra for approval based upon the safety issues experienced with the Cypass® device. There is also a risk that physicians may choose not to use our iStent Supra product if and when it is approved and commercially launched because of concerns over patient safety similar to those related to the Cypass® implant, which could limit our potential for increased revenue and sales growth. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from their use. It is also possible that as our products become more widely used, latent defects could be identified, creating negative publicity and liability problems for us and adversely affecting demand for our products. Physicians may also conclude that the products offered by our MIGS competitors have greater efficacy than our products, which could result in a decline in our sales.

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

•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•	decisions by customers to defer orders in anticipation of the introduction of new products or product enhancements by us;
•	sampling by and additional training requirements for physicians upon the commercialization of a new product by the Company or one of its competitors;
•

our ability to manage the risks associated with new product introductions, including, without limitation, managing product inventory levels to ensure we adequately meet product demands and avoid expenses and charges associated with product obsolescence, and shifts and changes in product demands and the associated impact on revenues and cost of goods sold;

•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;
•	interruption in the manufacturing or distribution of our products;
•	the ability of our suppliers, including sole suppliers, to timely provide us with an adequate supply of product components;
•	the effect of competing technological, industry and market developments;
•	changes in our ability to obtain regulatory clearance or approval for our products or to obtain or maintain our CE Certificates of Conformity for our products;
•	variances in the sales terms, timing or volume of customer orders from period to period;
•	the length of our sales cycle, which varies and may be unpredictable; and
•	our ability to expand the geographic reach of our sales and marketing efforts.

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

If we fail to manage our anticipated growth effectively, or are unable to increase or maintain our manufacturing capacity, we may not be able to meet customer demand for our products and our business could suffer.

Since the commercial launch of the iStent in July 2012, we have seen significant period‑to‑period growth in our business. We anticipate that this growth will continue in the near term as the iStent and the iStent inject continue to gain market acceptance and we develop and introduce new products. Not only do we expect this growth to continue, but we must continue to grow in order to meet our business and financial objectives. However, continued growth may create numerous challenges, including:

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

Although we believe we have plans in place sufficient to ensure we have adequate capacity to meet our current business plans, there are uncertainties inherent in expanding our manufacturing capabilities, and we may not be able to sufficiently increase our capacity in a timely manner. For example, manufacturing and product quality issues may arise as we increase production rates at our manufacturing facility or launch new products. Also, we may not manufacture the right product mix to meet customer demand as we introduce new products. As a result, we may experience difficulties in meeting customer demand, in which case we could lose customers or be required to delay new product introductions, and demand for our products could decline. If we fail to manage any of the above challenges effectively, our business may be harmed.

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

As a drug delivery implant, iDose will be subject to a regulatory approval process similar to that for pharmaceuticals. This process is often a more lengthy, costly and complex process than obtaining regulatory approval for a medical device. The future success of our iDose drug delivery systems depends on our ability to complete clinical trials, and will require significant development activities, clinical trials, regulatory approvals, and substantial additional investment.

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

Although we raised net proceeds of approximately $113.6 million from our IPO in 2015 and generate net sales from our approved products, we may nevertheless need to raise substantial additional capital in the future to:

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

We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and cash generated from operations will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date our consolidated financial statements for the year ended December 31, 2018 are made publicly available. However, our future funding requirements will depend on many factors, including:

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

We have and may continue to enter into acquisitions, collaborations, in‑licensing agreements, joint ventures, alliances, partnerships or undertake one or more of these transactions in order to retain our competitive position within the marketplace or to expand into new markets. However, we cannot assure you that we would be able to successfully complete any acquisition we choose to pursue, or that we would be able to successfully integrate any acquired business, product or technology in a cost‑effective and non‑disruptive manner. If we were unable to integrate any acquired businesses, products or technologies effectively, our business would likely suffer. We cannot assure you that any such transaction would result in revenue growth, increased profitability or an enhancement in our business prospects.

Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions or data corruption could materially disrupt our operations and adversely affect our business and operating results.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions. Our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, power losses, computer system or data network failures, security breaches, data corruption and cyber-based attacks. Cyber-based attacks can include computer viruses, computer denial-of-service attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism by third parties and sabotage. In addition, federal, state and international laws and regulations, such as GDPR, can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail. In addition, a variety of our software systems are cloud‑based data management applications, hosted by third‑party service providers whose security and information technology systems are subject to similar risks.

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

At December 31, 2018, we had approximately $154.5 million, $120.6 million and $15.8 million of net operating loss carryforwards for federal, state and foreign purposes, respectively, available to offset future taxable income. The federal net operating loss carryforwards incurred prior to 2018 will being to expire in 2019. A federal net operating loss carryforward of $27.2 million will not expire, but can only be used to offset 80 percent of future taxable income. The state net operating loss carryforwards will begin to expire in 2019. The foreign net operating losses will begin to expire in 2023. At December 31, 2018, we had federal and state research and development carryforwards of approximately $9.1 million and $8.1 million, respectively, which begin to expire in 2021 for federal purposes and carry over indefinitely for state purposes. We have recorded a full valuation allowance against these tax attributes because we believe that uncertainty exists with respect to the future realization of the tax attributes as well as with respect to the amount of the tax attributes that will be available in future periods. To the extent available, we intend to use these net operating loss carryforwards to offset future taxable income associated with our operations. There can be no assurance that we will generate sufficient taxable income in the carryforward period to utilize any remaining net operating loss carryforwards before they expire.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products is also subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market any drug product candidate in the United States until we receive FDA approval of a new drug application (NDA) or other appropriate drug product application. Prior to submitting a marketing application, human clinical studies are required. In order for clinical studies of a new drug to commence in the United States, an Investigational New Drug (IND) application must be filed with the FDA; similar notifications are required in other countries. Informed consent also must be obtained from study participants. In general, studies may begin in the United States without specific approval by the FDA after a 30‑day review period has passed. However, the FDA may prevent studies from moving forward, and may suspend or terminate studies once initiated. Studies are also subject to review by an independent review board (IRB) responsible for overseeing studies at particular sites and protecting human research study subjects. An IRB may prevent a study from beginning or suspend or terminate a study once initiated. Furthermore, the FDA may suggest amendments to any study protocol that may be necessary for the results to support approval. These amendments and the associated discussions with the FDA may further delay study initiation and, as a result, approval of our drug product. Generally, studies also may not commence until after receiving approval by an independent IRB. The IRB is responsible for overseeing studies at particular sites and protecting human research study subjects. An IRB may disapprove a study or suspend or terminate an approved study once initiated.

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

In March 2010, the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (ACA) was signed into law. While the goal of health care reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The ACA substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services and significantly impacts the medical device industry. Among other things, the ACA:

•

imposes an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions (described in more detail below), which, under the Protecting Americans from Tax Hikes Act of 2015 (PATH Act), was suspended from January 1, 2016 to December 31, 2017, and, pursuant to HR 195 passed on January 22, 2018, was further suspended through December 31, 2019;

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislation, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On April 16, 2015, President Obama signed into law the Medicare Access and CHIP Reauthorization Act of 2015, which, among other things, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments beginning in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations.

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

In order to obtain PMA and FDA approval for a product, the sponsor must conduct well‑controlled clinical trials designed to assess the safety and efficacy of the product candidate. We also will be required to conduct clinical trials to obtain approval of products using the iDose drug delivery system, new indications for the iStent, iStent inject or new product candidates. Conducting clinical trials is a complex and expensive process, can take many years, and outcomes are inherently uncertain. We incur substantial expense for, and devote significant time to, clinical trials but cannot be certain that the trials will ever result in commercial sales. We may suffer significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical trial process. Any of our products may malfunction or may produce undesirable adverse effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials. We, the clinical trial investigators, the reviewing IRB, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time to avoid exposing trial participants to unacceptable health risks.

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

Before we can obtain regulatory approval for any drug product candidate, such as our iDose drug delivery implant, we must undertake extensive clinical testing in humans to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory agencies. Clinical trials of drug product candidates are expensive and take years to complete, and the outcome of such trials is uncertain. We completed a U.S. IND Phase II clinical trial of iDose Travoprost in 2017 and we commenced our U.S. Phase III clinical trials in 2018, which will include a large number of patients. Our ability to conduct additional iDose clinical trials depends on many factors, including the data obtained in the Phase III clinical trials.

Delays in the commencement or completion of clinical trials or testing could significantly affect our product development costs. We do not know whether planned clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients in a timely manner or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed or terminated for a number of reasons, including delays or failures related to:

•

the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical protocol or studies, or concluding that our trial design is inadequate to demonstrate safety and efficacy;

•	IRBs and third-party clinical investigators may delay or reject the trial protocol;
•	obtaining FDA or comparable foreign regulatory approval to commence a clinical trial; or having a clinical trial placed on hold by such authorities;
•

reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	manufacturing sufficient quantities of a product candidate for use in clinical trials;
•	obtaining IRB or ethics committees approval to conduct a clinical trial at each prospective site;
•	recruiting and enrolling patients and maintaining their participation in clinical trials;
•	having clinical sites observe trial protocol or continue to participate in a trial;
•	patient non-compliance with trial protocols;
•	addressing any patient safety concerns that arise during the course of a clinical trial;
•	addressing any conflicts with new or existing laws or regulations; and
•	third-party clinical investigators declining to participate in a trial or not performing the trial on the anticipated schedule.

Patient enrollment in clinical trials and completion of patient follow‑up depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, patient compliance, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product being studied in relation to other available therapies, including any new treatments that may be approved for the indications we are investigating. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post‑treatment procedures or follow‑up to assess the safety and efficacy of a product candidate, or they may be persuaded to participate in contemporaneous clinical trials of a competitor’s product candidate. In addition, patients participating in our clinical trials may drop out before completion of the trial or suffer adverse medical events (including death) unrelated to our products. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial or complete patient follow-up may delay commencement or completion of the clinical trial, cause an increase in the costs of the clinical trial and delays, or result in the failure of the clinical trial.

We could also encounter delays if the FDA concluded that our financial relationships with our principal investigators resulted in a perceived or actual conflict of interest that may have affected the interpretation of a study, the integrity of the data generated at the applicable clinical trial site or the utility of the clinical trial itself, or if we fail to disclose such financial relationships. Principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash compensation and/or stock options in connection with such services.

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

Further, clinical trials may also be delayed as a result of ambiguous, inconclusive or negative interim or final results as to safety or efficacy. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRB overseeing the clinical trial at issue, the Data Safety Monitoring Board for such trial, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with applicable regulatory requirements or our clinical protocols;
•	inspection of the clinical trial operations, trial sites or manufacturing facilities by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;
•	inability of a clinical investigator or clinical trial site to continue to participate in the clinical trial;
•	unforeseen safety issues or adverse patient side effects;
•	device malfunctions occurring with unexpected frequency or potential adverse consequences;
•

we or third-party organizations do not perform data collection, monitoring and analysis in a timely or accurate manner or consistent with the clinical trial protocol or investigational or statistical plans;

•

third-party clinical investigators have significant financial interests related to us or our study such that the FDA deems the study results unreliable, or we or investigators fail to disclose such interests;

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

If the FDA does not conclude that the iDose drug delivery implant satisfies the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for approval of the iDose drug delivery implant under Section 505(b)(2) are not as we expect, the approval pathway will likely take significantly longer, cost significantly more and encounter significantly more complications and risks than anticipated, and in any case may not be successful

We intend to seek FDA approval of an NDA under Section 505(b)(2) of the FDCA for our drug delivery implant, iDose. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch‑Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant.

If the FDA does not allow us to pursue the 505(b)(2) regulatory approval pathway for iDose as anticipated, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval would likely substantially increase. Moreover, the inability to pursue the 505(b)(2) regulatory approval pathway could result in new competitive products reaching the market faster than our product candidate, which could materially adversely impact our competitive position and prospects. In addition, circumstances could change that would render a 505(b)(2) application for the product no longer appropriate. Even if we are allowed to pursue the 505(b)(2) regulatory approval pathway for iDose, we cannot assure you that we will receive the requisite or timely approvals for commercialization of this product candidate.

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

If we or our component manufacturers and contract facilities fail to comply with the FDA’s Quality System Regulation or Current Good Manufacturing Practice regulations, our manufacturing operations could be interrupted, and our product sales and operating results could suffer.

We and some of our component manufacturers and contract facilities are required to comply with regulatory requirements known as the FDA’s Quality System Regulation (QSR), which covers the procedures and documentation of the design, testing, production, control, quality assurance, inspection, complaint handling, recordkeeping, management review, labeling, packaging, sterilization, storage and shipping of our device products. The FDA’s Current Good Manufacturing Practices (cGMPs) regulations also apply to the manufacture of our products. The FDA audits compliance with these regulatory requirements through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may conduct inspections or audits at any time, and we and some of our component suppliers and contract facilities are subject to such inspections. Although we believe our manufacturing facilities and those of our critical component suppliers are in material compliance with the QSR requirements and with applicable cGMPs, we cannot provide assurance that any future inspection will not result in adverse findings. If our manufacturing facilities or those of any of our component suppliers or contract facilities are found to be in violation of applicable laws and regulations, or we or our suppliers have significant noncompliance issues or fail to timely and adequately respond to any adverse inspectional observations or product safety issues, or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action, including any of the following sanctions:

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

Outside the United States, our products and operations are also often required to comply with standards set by industrial standards bodies, such as the International Organization for Standardization. Foreign regulatory bodies may evaluate our products or the testing that our products undergo against these standards and regulations. The specific standards, regulations, types of evaluation and scope of review differ among foreign regulatory bodies. If we fail to adequately comply with any of these standards, a foreign regulatory body may take adverse actions similar to those within the power of the FDA. Any such action may harm our reputation and could have an adverse effect on our business, results of operations and financial condition.

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

The patent prosecution process itself is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. The patent prosecution process requires compliance with complex laws, rules and regulations imposed by patent authorities. Failure to comply with these laws, rules and regulations may derive, among other bases, from various defects of form in the preparation or filing of our patents or patent applications, which may include defects that relate to our making proper priority claims and inventorship determinations. If any such defects are identified, we may need to take corrective action. For example, we have filed petitions with the USPTO to request in part that Dr. Richard Hill, one of our consultants, be added as an inventor on patents related to the iStent,  iStent inject, iStent SA, iStent Infinite and iStent Supra. Dr. Hill has assigned his rights in these patents and certain other patent applications to us pursuant to the terms of his consulting agreement. Because Dr. Hill was employed as an Associate Professor at the University of California, Irvine (the University) during the period when these patents and patent applications were developed in December 2014, we entered into an agreement with the University pursuant to which the University agreed not to challenge our ownership of these patents and patent applications. In addition, if any material defects are found in the form or preparation of any of our patents or patent applications, such patents or applications may be invalid and unenforceable. Any of these outcomes could impair our ability to prevent competition from third parties, which could harm our business. Moreover, the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. Noncompliance with these requirements can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we fail to maintain the patents and patent applications covering our products or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to our products, which would have a material adverse effect on our business. In addition, patents are limited in term. Once all of the patents covering a particular product of ours in a particular jurisdiction have expired, we will no longer be able to stop competitors from marketing a product that is the same as or similar to our product in that jurisdiction, which could have a material adverse effect on our business.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the America Invents Act, or the Leahy‑Smith Act, was signed into law. The Leahy‑Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, affect patent litigation or administrative proceedings at the USPTO, and switch the U.S. patent system from a “first‑to‑invent” system to a “first‑to‑file” system. Under a “first‑to‑file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO developed new regulations and procedures to govern administration of the Leahy‑Smith Act, and many of the substantive changes to patent law associated with the Leahy‑Smith Act, and in particular, the first‑to‑file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy‑Smith Act will have on the operation of our business. However, the Leahy‑Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. In addition, patent reform legislation may pass in the future, in the U.S. or elsewhere, that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement, and defense of our patents and applications.

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

We have asserted and may in the future need to assert claims of infringement against third parties to protect our intellectual property. For example, on April 14, 2018, we filed a patent infringement lawsuit against Ivantis, Inc. in the U.S. District Court for the Central District of California, Southern Division, alleging that Ivantis’ Hydrus Microstent device infringes our U.S. Patent Nos. 6,626,858 and 9,827,143. In August 2018, Ivantis filed counterclaims alleging that our iStent inject infringes U.S. Patent Nos. 8,540,659, 9,603,741, and 9,833,357, patents which Ivantis had recently acquired (collectively, the “Acquired Patents”). Each party seeks unspecified monetary damages and injunctive relief. The parties are currently engaged in fact discovery.  We have filed an early motion seeking a judgment of non-infringement of the Acquired Patents.  The Court will hear the motion on March 11, 2019.  Trial is set for February 4, 2020.

In May 2018, Ivantis also filed Inter Partes Review petitions with the Patent Trial and Appeal Board (“PTAB”) on the patents we have asserted in the litigation. The PTAB denied institution of the petitions in December 2018, but Ivantis filed new petitions in January 2019. The PTAB’s decision on institution of this second round of petitions is expected in July 2019.

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

Any infringement or misappropriation claim or validity or infringement challenge could result in significant costs, substantial damages and our inability to manufacture, market or sell our existing or future products that are found to infringe. Even if we were to prevail in any such action, the litigation or administrative proceeding could result in substantial cost and diversion of resources that could materially and adversely affect our business. If a court determined, or if we independently discovered, that our product offerings violated third‑party proprietary rights, there can be no assurance that we would be able to re‑engineer our products to avoid those rights or to obtain a license under those rights on commercially reasonable terms, if at all. As a result, we could be prohibited from selling products that are found to infringe, or we could elect not to sell or to stop selling products that we believe have a substantial probability of infringing a third‑party’s intellectual property rights. Even if obtaining a license were feasible, it may be costly and time‑consuming. A court could also enter orders that temporarily, preliminarily or permanently enjoin us or our customers from making, using, selling, offering to sell, distributing, exporting or importing the iStent or iStent inject, or future products such as the iStent SA, iStent Infinite, iStent Supra or iDose, or could enter orders mandating that we undertake certain remedial activities. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest, and if we are found to have willfully infringed third‑party rights, could in addition treble the compensatory damages and award attorneys’ fees. These damages could be substantial and could harm our reputation, business, financial condition and results of operations.

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

The Sarbanes‑Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404(a) of the Sarbanes‑Oxley Act requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. We were no longer an “emerging growth company” as of December 31, 2017, and consequently, Section 404(b) of the Sarbanes‑Oxley Act now requires our independent registered public accounting firm to annually attest to the effectiveness of our internal control over financial reporting.

As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting and our independent registered public accounting firm is required to audit the effectiveness of our internal control over financial reporting. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources

Risks generally associated with a company-wide implementation of an enterprise resource planning (ERP) system may adversely affect our business and results of operations or the effectiveness of our internal controls over financial reporting.

We are in the process of implementing a company-wide ERP system to upgrade certain existing business, operational, and financial processes. Our ERP implementation is a complex and time-consuming project. Our results of operations could be adversely affected if we experience time delays or cost overruns during the ERP implementation process, or if the ERP system or associated process changes do not give rise to the benefits that we expect. This project has required and may continue to require investment of capital and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Any deficiencies in the design and implementation of the new ERP system could result in potentially much higher costs than we had incurred and could adversely affect our ability to develop and launch solutions, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner, operate our business or otherwise affect our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.  In addition, because the ERP is a new system and we have no prior experience with it, there is an increased risk that one or more of our financial controls may fail. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Two of our current directors, Thomas W. Burns and William J. Link, Ph.D., serve as the only two members of the board of directors of DOSE. This could result in conflicts of interest between their obligations to our company and DOSE. The resolution of any of these conflicts may not always be in our or our investors’ best interest.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Accordingly, investors may have to sell some or all of their shares of our common stock in order to generate cash flow from their investment. Investors may not receive a gain on their investment when they sell shares and may lose the entire amount of the investment.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We lease two adjacent facilities located in San Clemente, California. During December 2018, we extended the term of these facilities by three years, both of which now expire on December 31, 2024. Each agreement contains an option to extend the lease for one additional three-year period at market rates. The total leased square footage of both facilities equals approximately 98,000. On November 14, 2018, we entered into an office building lease pursuant to which we will lease one property containing three existing office buildings, comprising approximately 160,000 rentable square feet of space, located in Aliso Viejo, California (the Aliso Facility). On December 18, 2018, we also purchased approximately 2.5 acres of vacant land located adjacent to the Aliso Facility for future expansion purposes. The term of the Aliso Facility will commence on May 1, 2019 and continue for thirteen years. The agreement contains an option to extend the lease for two additional five year periods at market rates. We intend to relocate our corporate administrative headquarters, along with certain laboratory, research and development and warehouse space, to the Aliso Facility. We currently intend to maintain manufacturing facilities at our San Clemente location for the foreseeable future. Our additional U.S.-based and foreign subsidiaries’ leased office space, which includes small administrative offices in Germany, Australia, Canada, Brazil, Japan and the United Kingdom, totals less than 14,000 square feet.

We believe our existing properties are well maintained, in good operating condition and are adequate to support our present level of operations.

ITEM 3.LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 10, Commitments and Contingencies,  of our notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated by reference in response to this item.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock trades on the New York Stock Exchange (NYSE) under the symbol “GKOS”.

As of February 19, 2019, we had 16 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of record holders also does not include stockholders whose shares may be held in trust by other entities.

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

	6/25/2015	12/31/2015	12/30/2016	12/29/2017	12/31/2018
GKOS	$100.00	79.08	$109.87	$82.16	$179.92
S&P Small Cap 600 index	$100.00	92.03	$116.47	$131.89	$120.70
S&P Small Cap 600 Healthcare index	$100.00	98.73	$100.89	$135.91	$149.41

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Dividend Policy

We have never declared or paid any cash dividends on our common stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6.SELECTED FINANCIAL DATA

The selected consolidated financial information set forth below for each of the years ended December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014 has been derived from our audited consolidated financial statements. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included in Items 7 and 8, respectively, of this Annual Report on Form 10-K.

	Year ended December 31,
(in thousands, except per share amounts)	2018	2017	2016	2015	2014

Statements of Operations Data:
Net sales	$181,278	$159,254	$114,397	$71,700	$45,587
Cost of sales	25,075	21,050	16,177	12,988	11,418
Gross profit	156,203	138,204	98,220	58,712	34,169
Operating expenses:
Selling, general and administrative	119,529	96,260	64,756	43,961	28,135
In-process research and development	—	5,320	—	—	—
Research and development	49,676	38,905	29,223	25,047	19,205
Total operating expenses	169,205	140,485	93,979	69,008	47,340
(Loss) income from operations	(13,002)	(2,281)	4,241	(10,296)	(13,171)
Loss on deconsolidation of DOSE	—	—	—	(25,685)	—
Non-operating income (expense), net	634	2,282	324	(2,307)	(868)
Provision for income taxes	583	93	43	33	18
Net (loss) income	$(12,951)	$(92)	$4,522	$(38,321)	$(14,057)
Net loss attributable to noncontrolling interest	—	—	—	(1,080)	(1,931)
Net (loss) income attributable to Glaukos Corporation	$(12,951)	$(92)	$4,522	$(37,241)	$(12,126)
Basic net (loss) income per share attributable to Glaukos Corporation stockholders	$(0.37)	$(0.00)	$0.14	$(2.13)	$(5.29)
Diluted net (loss) income per share attributable to Glaukos Corporation stockholders	$(0.37)	$(0.00)	$0.12	$(2.13)	$(5.29)
Weighted average shares used to compute basic net (loss) income per share attributable to Glaukos Corporation stockholders	35,317	34,381	32,928	17,474	2,294
Weighted average shares used to compute diluted net (loss) income per share attributable to Glaukos Corporation stockholders	35,317	34,381	36,459	17,474	2,294

	As of December 31,
(in thousands)	2018	2017	2016	2015	2014

Balance Sheet Data:
Cash and cash equivalents	$29,821	$24,508	6,494	$21,572	$2,304
Short-term investments	110,667	94,506	89,268	69,552	—
Net working capital (deficit)	146,202	122,672	103,085	83,778	(9,633)
Total assets	206,970	165,836	134,371	116,661	26,021
Total liabilities	33,110	27,634	17,097	21,470	29,546
Convertible preferred stock	—	—	—	—	157,379
Additional paid in capital	378,352	331,073	308,815	291,853	8,155
Total stockholders’ equity (deficit)	173,860	138,202	117,274	95,191	(151,299)
Noncontrolling interest	—	—	—	—	(9,605)
Total equity (deficit)	173,860	138,202	117,274	95,191	(160,904)

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

Our iStent, a trabecular micro‑bypass stent that is designed to reduce intraocular pressure by restoring the natural physiologic pathways for aqueous humor, was the first commercially available MIGS treatment solution. Our next generation iStent inject, includes two stents pre-loaded in an auto-injection inserter that are also designed to lower intraocular pressure. The iStent and iStent inject are approved by the United States Food and Drug Administration (U.S. FDA) for insertion in combination with cataract surgery and are currently reimbursed by Medicare and all major national private payors.  The iStent and iStent inject are also commercially available in select markets outside the U.S. In these non-U.S. markets, they are approved for use in conjunction with cataract surgery or as a standalone procedure, even though reimbursement may not always be available for all such procedures.

We are developing additional iStent pipeline products: the iStent Infinite, the iStent Supra, and the iStent SA. The iStent Infinite, which includes three stents pre-loaded in an auto-injection inserter and is intended to lower intraocular pressure in refractory glaucoma patients in a standalone procedure, is currently being evaluated in a U.S. investigational device exemption (IDE) study. The iStent Supra is designed to reduce intraocular pressure by accessing an alternative drainage space within the eye and is being evaluated in combination with cataract surgery in a U.S. pivotal

IDE trial, which completed enrollment in 2017. Similar in design to the iStent inject, the iStent SA is a two-stent product that uses a different auto‑injection inserter and is designed for use in a standalone procedure.

    We are also pursuing regulatory approval of our first sustained pharmaceutical therapy using our iDose drug delivery system. A U.S. investigational new drug (IND) Phase II study of our initial iDose platform product, iDose Travoprost, was completed in 2017 and U.S. Phase III clinical trials for this product commenced in 2018. We are also conducting research and development (R&D) activities to explore other potential drugs that may benefit from the use of the iDose drug delivery system. In addition, other proprietary R&D efforts are underway on early-stage technologies, including, without limitation, an intraocular pressure (IOP) sensor system that is designed to capture and store a glaucoma patient’s short-interval IOP measurements over extended periods of time, and transmit data to the patient’s physician in order to enhance treatment decisions.

Our net sales increased to $181.3 million for the year ended December 31, 2018 from $159.3 million and $114.4 million for the years ended December 31, 2017 and December 31, 2016, respectively. We incurred a net loss of $13.0 million for the year ended December 31, 2018. We incurred a net loss of $0.1 million for the year ended December 31, 2017 and achieved net income of $4.5 million for the year ended December 31, 2016.

As of December 31, 2018, we had an accumulated deficit of $205.1 million.

We have made and expect to continue to make significant investments in our global sales force, marketing programs, research and development activities and clinical studies. FDA‑approved IDE studies and new product development programs in our industry are expensive, and we have incurred a significant increase in administrative costs since we began operating as a public company. In addition, we have entered into a long-term lease at a new facility in Aliso Viejo, California and have firm purchase commitments to implement global enterprise systems beginning in 2019. Accordingly, although we achieved profitability in 2016 and certain periods of 2017 and 2018, we incurred a net loss for 2018 and there can be no assurance that we will be profitable in the future.

Components of results of operations

Net sales

We currently operate in one reportable segment, ophthalmic medical devices, and substantially all of our net sales are derived from sales of our iStent products, net of customer returns and allowances. Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services.

We sell our products through a direct sales organization in the United States, and outside the United States we sell our products primarily through direct sales subsidiaries in sixteen countries and through independent distributors in certain countries in which we do not have a direct presence. The primary end‑user customers for our products are hospitals and surgery centers.

We anticipate our net sales will increase as we expand our global sales and marketing infrastructure and continue to increase awareness of our products by expanding our sales base and increasing our marketing efforts. We also expect that our net sales within a fiscal year may be impacted seasonally and reflect seasonality patterns generally consistent with U.S. cataract procedure volumes, which are typically softer in the first quarter and stronger in the fourth quarter of a given year. However, until recently, our iStent was the only MIGS device approved for sale in the United States by the FDA. Thus, for several years we had commercialized the iStent in the United States without any direct MIGS competitors. Other MIGS devices have now become available in the United States and globally, including our iStent inject, or are in development by third parties that have entered or could enter the market and which may affect adoption of or demand for our products. These MIGS products, or other products that may be developed and receive regulatory approval, could achieve greater commercial acceptance, demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our iStent, iStent inject or our other products under development, which may reduce demand for our primary products, the iStent, and iStent inject as well as for our products in development.

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

Beginning in late 2013, cost of sales has included amortization of the $17.5 million intangible asset we recognized in connection with our royalty buyout agreement with GMP Vision Solutions, Inc. in November 2013. For the year ended December 31, 2018, the amortization expense was $3.0 million and the intangible asset has now been fully amortized. The amortization expense was $3.5 million during each of the years ended December 31, 2017 and December 31, 2016.

Beginning in 2015, cost of sales includes a charge equal to a low single‑digit percentage of worldwide net sales of certain current and future products, including our iStent products, with a required minimum annual payment of $0.5 million, which amount became payable to the Regents of the University of California (the University) in connection with our December 2014 agreement with the University (the UC Agreement) related to a group of our U.S. patents (the Patent Rights). This ongoing product payment obligation will terminate on the date the last of the Patent Rights expires, which is currently expected to be in 2022.

Under the Protecting Americans from Tax Hikes Act of 2015 (PATH Act), the 2.3% federal medical device excise tax on U.S. sales of medical devices manufactured by us was suspended from January 1, 2016 to December 31, 2017, and, pursuant to HR 195 passed on January 22, 2018, was further suspended through December 31, 2019.

Our future gross profit as a percentage of net sales, or gross margin, will be impacted by numerous factors including commencement of sales of products in our pipeline, or any other future products, which may have higher product costs. Our gross margin will also be affected by manufacturing inefficiencies that we may experience as we attempt to manufacture our products on a larger scale, manufacture new products and change our manufacturing capacity or output. Additionally, our gross margin will continue to be affected by the aforementioned expense related to the UC Agreement.

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

We expect SG&A expenses to continue to grow as we increase our sales and marketing infrastructure globally and our clinical education and general administration infrastructure in the United States. We also expect other nonemployee‑related costs, including sales and marketing program activities for new products, outside services and accounting and general legal costs to increase as our overall operations grow. The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as on the timing of any new product launches and other potential business and operational activities. In addition, we are incurring and expect to continue to incur increased SG&A expenses since, as of the end of fiscal year 2017, we are no longer able to rely on certain “emerging growth company” exemptions that we previously had been afforded under the Jumpstart Our Business Startups Act.

In-process research and development

Our in-process research and development (IPR&D) expense consists of the cost associated with purchasing the IOP Sensor System from DOSE Medical Corporation (DOSE) on April 12, 2017. The DOSE IOP Sensor System features a micro-invasive ocular implant that is designed to capture and store a glaucoma patient’s short-interval IOP measurements over extended periods of time, and transmit data to the patient’s physician in order to enhance treatment decisions. The wireless system, which is designed for ab-interno insertion, incorporates a rechargeable battery that may allow the sensor to function for multiple years. The DOSE IOP Sensor System was in the development-stage at the time of purchase.

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

Non-operating income, net

Non-operating income, net primarily consists of interest income derived from our short-term investments, along with unrealized gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar, primarily related to intercompany loans.

Income taxes

Our tax provision is comprised of US state income and franchise taxes as well as foreign income taxes. We do not currently provide a tax benefit for losses which arise from our operations for financial reporting purposes. We placed a full valuation allowance against our net deferred tax assets as we believe it is not more likely than not that our net deferred tax assets will be realized. We have provided for the tax effects of uncertain tax positions in our tax provision.

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. Among other changes, the Act reduces the US federal corporate tax rate from 34 percent to 21 percent. In accordance with Staff Accounting Bulletin 118, as of December 31, 2017, as described below, we made a reasonable estimate of the effects on the existing deferred tax balances. In all cases, we will continue to make and refine calculations as additional analysis is completed. In addition, estimates may also be affected as we gain a more thorough understanding of the Act.

We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for federal tax purposes. The provisional amount recorded related to the remeasurement of the deferred tax balance was $25.2 million, which was fully offset by a decrease in the valuation allowance. As of December 31, 2018, we have completed our accounting for the tax effects of the Act, and determined that its remeasurement of the deferred tax balance is unchanged.

Further, we have recorded the tax impact of IRC Section 162(m) as amended by the Act, which resulted in a reduction to the deduction for compensation paid to covered executives.

Results of operations

Comparison of years ended December 31, 2018 and December 31, 2017

	Year ended
	December 31,		% Increase
(in thousands)	2018	2017	(decrease)
Statements of operations data:
Net sales	$181,278	$159,254	14%
Cost of sales	25,075	21,050	19%
Gross profit	156,203	138,204	13%
Operating expenses:
Selling, general and administrative	119,529	96,260	24%
In-process research and development	—	5,320	NM
Research and development	49,676	38,905	28%
Total operating expenses	169,205	140,485	20%
Loss from operations	(13,002)	(2,281)	470%
Non-operating income, net	634	2,282	(72)%
Provision for income taxes	583	93	527%
Net loss	$(12,951)	$(92)	NM

NM = Not Meaningful

Net sales

Net sales for the years ended December 31, 2018 and December 31, 2017 were $181.3 million and $159.3 million, respectively, reflecting an increase of $22.0 million or 14%. The increase in net sales resulted primarily from expansion of direct sales operations in our existing international markets, U.S. sales of our recently launched iStent inject and the recent withdrawal from the market of a competitive MIGS device. Net sales in the United States were $151.7 million and $140.9 million for the years ended December 31, 2018 and December 31, 2017, respectively, increasing by 8%. International sales for the years ended December 31, 2018 and December 31, 2017 were $29.6 million and $18.4 million, respectively, increasing by 61%. Net sales at our subsidiaries in Australia, Germany, Japan and the United Kingdom accounted for the majority of the increase internationally.

Cost of sales

Cost of sales for the years ended December 31, 2018 and December 31, 2017 were $25.1 million and $21.1 million, respectively, reflecting an increase of approximately $4.0 million or 19%. Our gross margin was approximately 86% for the year ended December 31, 2018 compared to approximately 87% for the year ended December 31, 2017.

Selling, general and administrative expenses

SG&A expenses for the years ended December 31, 2018 and December 31, 2017 were $119.5 million and $96.3 million, respectively, reflecting an increase of $23.3 million or 24%. The increase in SG&A expenses was primarily the result of approximately $14.5 million in additional compensation and related employee expense associated with our growing number of domestic and international employees with the remaining increase comprised of other SG&A expenses such as consulting and professional services fees, including legal fees associated with our previously-

disclosed patent litigation, training samples related to our recent U.S. launch of iStent inject, and non-employee related expenses incurred by our foreign subsidiaries.

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

Research and development expenses

R&D expenses for the years ended December 31, 2018 and December 31, 2017 were $49.7 million and $38.9 million, respectively, reflecting an increase of $10.8 million or 28%. The increase in R&D expenses was primarily the result of approximately $7.0 million in additional compensation and related employee expenses as well as an overall increase of approximately $3.8 million in other core R&D and clinical expenses, including expenses associated with our iDose Travoprost Phase III clinical trials.

Non-operating income, net

We had non-operating income, net of $0.6 million and $2.3 million for the years ended December 31, 2018 and December 31, 2017, respectively. The decrease in non-operating income, net primarily relates to the recognition of unrealized foreign currency losses due to higher intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates, offset by increases in interest income related to our short-term investments.

Provision for income taxes

Our effective tax rate for the year ended 2018 was not meaningful. For the years ended December 31, 2018 and December 31, 2017, we recorded a provision for income taxes of $0.6 million and $0.1 million, respectively, which were primarily comprised of state and foreign income taxes in the year ended December 31, 2018 and federal alternative minimum tax and state taxes in the year ended December 31, 2017.

Comparison of years ended December 31, 2017 and December 31, 2016

	Year ended
	December 31,		% Increase
(in thousands)	2017	2016	(decrease)
Statements of operations data:
Net sales	$159,254	$114,397	39%
Cost of sales	21,050	16,177	30%
Gross profit	138,204	98,220	41%
Operating expenses:
Selling, general and administrative	96,260	64,756	49%
In-process research and development	5,320	—	NM
Research and development	38,905	29,223	33%
Total operating expenses	140,485	93,979	49%
(Loss) income from operations	(2,281)	4,241	NM
Non-operating income, net	2,282	324	604%
Provision for income taxes	93	43	116%
Net (loss) income	$(92)	$4,522	NM

NM = Not Meaningful

Net sales

Net sales for the years ended December 31, 2017 and December 31, 2016 were $159.3 million and $114.4 million, respectively, reflecting an increase of $44.9 million or 39%. The increase in net sales resulted from unit volume increases worldwide, an increase in the average selling price of iStents sold to U.S. ambulatory surgery centers related to an increase in Medicare reimbursement payments, and expansion of direct sales operations into new international markets. Net sales in the United States were $140.9 million and $105.0 million for the years ended December 31, 2017 and December 31, 2016, respectively, increasing by 34%. International sales for the years ended December 31, 2017 and December 31, 2016 were $18.4 million and $9.4 million, respectively, increasing by 95%. Net sales at our subsidiaries in Australia, Germany, Japan and the United Kingdom accounted for the majority of the increase internationally.

Cost of sales

Cost of sales for the years ended December 31, 2017 and December 31, 2016 were $21.1 million and $16.2 million, respectively, reflecting an increase of $4.9 million or 30%. Our gross margin was approximately 87% for the year ended December 31, 2017 compared to 86% for the year ended December 31, 2016.

Selling, general and administrative expenses

SG&A expenses for the years ended December 31, 2017 and December 31, 2016 were $96.3 million and $64.8 million, respectively, reflecting an increase of $31.5 million or 49%. The increase in SG&A expenses was primarily the result of an increase of approximately $11.7 million in salary and related expenses and stock-based compensation associated with our increased number of domestic employees, with the remaining increase comprised of SG&A expenses incurred by our foreign subsidiaries and consulting and professional services fees.

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

Research and development expenses

R&D expenses for the years ended December 31, 2017 and December 31, 2016 were $38.9 million and $29.2 million, respectively, reflecting an increase of $9.7 million or 33%. The increase in R&D expenses primarily resulted due to approximately $6.2 million in salary and related expenses, stock-based compensation, travel and other costs associated with our increased number of personnel, primarily in our clinical and regulatory affairs functions, required to manage the increased number of global clinical studies with associated investigational sites and study investigators. The remaining increase was comprised of product costs for supplies and inventory requisitions for iStent inject and consulting and professional services fees. Partially offsetting these increases was a reduction in U.S. clinical trial expenses given we achieved full enrollment in a U.S.-based clinical study during the fiscal year ended 2017.

Non-operating income, net

We had non-operating income, net for the years ended December 31, 2017 and December 31, 2016 of $2.3 million and $0.3 million, respectively. The increase in interest and other income reflects higher interest rates on a comparatively higher balance of short-term investments and the recognition of greater unrealized foreign currency gains due to higher intercompany loan balances.

Provision for income taxes

Our effective tax rate for the year ended December 31, 2017 was not meaningful. For the years ended December 31, 2017 and December 31, 2016, we recorded a provision for income taxes of $93,000 and $43,000, respectively, which were primarily comprised of federal alternative minimum tax and state income taxes.

Liquidity and capital resources

For the year ended December 31, 2018, we incurred a net loss of $13.0 million; however, we generated cash from operations of $18.9 million. As of December 31, 2018, we had an accumulated deficit of approximately $205.1 million. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering (IPO), the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities and cash generated from operations. We have made and expect to continue to make significant investments in our global sales force, marketing programs, research and development activities and clinical studies. FDA‑approved IDE studies and new product development programs in our industry are expensive, and we have also incurred a significant increase in administrative costs since we began operating as a public company in 2015. In addition, we have entered into a long-term lease at a new facility in Aliso Viejo, California and have firm purchase commitments to implement global enterprise systems beginning in 2019. Accordingly, although we were profitable in 2016 and certain periods of 2017 and 2018, and have generated cash from commercial operations in those years, we incurred net losses during the year ended December 31, 2018 and there can be no assurance that we will continue to be profitable or continue to generate cash from operations.

At December 31, 2018, we had $149.3 million in cash, cash equivalents, restricted cash and short-term investments. We plan to fund our operations and capital funding needs using existing cash and investments and cash generated from commercial operations, and we may seek to obtain additional financing in the future through debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all. We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and cash generated from commercial operations will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date our consolidated financial statements for the year ended December 31, 2018 are made publicly available.

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31,	December 31,
	2018	2017
Cash and cash equivalents	$29,821	$24,508
Short-term investments	110,667	94,506
Accounts receivable, net	18,673	16,656
Accounts payable	6,286	6,244
Accrued liabilities	23,964	20,449
Working capital (1)	146,202	122,672

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

The following table is a condensed summary of our cash flows for the periods indicated:

	Year ended
	December 31,
(in thousands)	2018	2017	2016

Net cash provided by (used in):
Operating activities	$18,864	$26,091	$12,309
Investing activities	(26,400)	(12,390)	(26,116)
Financing activities	21,576	4,667	(1,642)
Exchange rate changes	48	(434)	371
Net increase (decrease) in cash, cash equivalents and restricted cash	$14,088	$17,934	$(15,078)

At December 31, 2018, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating activities

In the years ended December 31, 2018, December 31, 2017, and December 31, 2016, our operating activities provided net cash of $18.9 million, $26.1 million, and $12.3 million, respectively.

Net cash generated from operating activities primarily reflects an increase in cash resulting from higher net sales of our iStent and iStent inject products partially offset by increases in our total operating expenses.

For the year ended December 31, 2018, included in net cash provided by operating activities were non-cash items of $35.4 million, primarily consisting of stock‑based compensation expense of $25.7 million and depreciation and amortization of $6.3 million. In addition to the net loss of $13.0 million, these non-cash items were partially offset by changes in operating assets and liabilities of $3.6 million, which resulted from increases in accounts receivable, inventory and prepaid expenses and other current assets totaling $6.3 million, offset by increases in accounts payable and accrued liabilities and other assets of $2.7 million.

For the year ended December 31, 2017, included in net cash provided by operating activities were non-cash items of $22.9 million, primarily consisting of stock‑based compensation expense of $17.6 million and depreciation and amortization of $5.5 million. In addition to the net loss of $0.1 million, these non-cash items were partially offset by changes in operating assets and liabilities of $3.3 million, which resulted from increases in accounts receivable, inventory, deferred tax asset and other assets totaling $6.9 million, offset by increases in accounts payable, accrued liabilities and prepaid expenses and other current assets of $10.2 million.

For the year ended December 31, 2016, included in net cash provided by operating activities were non-cash items of $14.1 million, primarily consisting of stock‑based compensation expense of $8.8 million and depreciation and amortization of $4.7 million, as well as net income of $4.5 million. Our net income and these non-cash items were partially offset by changes in operating assets and liabilities of $6.3 million, which resulted from increases in accounts receivable, inventory and prepaid expenses and other current assets totaling $11.5 million, offset by increases in accounts payable, accrued liabilities and prepaid expenses and other current assets of $5.2 million.

Investing activities

In the years ended December 31, 2018, December 31, 2017 and December 31, 2016, we used approximately $26.4 million, $12.4 million and $26.1 million, respectively, of net cash in investing activities.

In the year ended December 31, 2018, we used approximately $93.7 million for purchases of short-term investments, received proceeds from sales and maturities of short-term investments of $78.9 million and used approximately $1.2 million related to investments in company-owned life insurance.

In the year ended December 31, 2017, we used approximately $94.3 million for purchases of short-term investments, received proceeds from sales and maturities of short-term investments of $88.9 million and used approximately $0.7 million related to investments in company-owned life insurance.

In the year ended December 31, 2016, we used approximately $75.2 million for purchases of short-term investments, and received proceeds from sales and maturities of short-term investments of $55.4 million.

Cash used for purchases of property and equipment was approximately $10.3 million, $6.3 million and $6.3 million for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively.

We expect to increase our investment in property and equipment in the future as we expand our manufacturing capacity for current and new products, improve our manufacturing efficiency and for overall facility expansion, as previously discussed above.

Financing activities

In the years ended December 31, 2018 and December 31, 2017 our financing activities provided $21.6 million and $4.7 million, respectively, and in the year ended December 31, 2016, our financing activities used net cash of approximately $1.6 million.

In the year ended December 31, 2018, we received net cash proceeds of approximately $22.2 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan.

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

Contractual obligations

The following table summarizes our significant contractual obligations as of December 31, 2018 and the effect those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
Contractual obligations		Less than			More than
(in thousands)	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating lease obligations	$74,367	$1,719	$9,305	$13,338	$50,005
Firm purchase commitments (i)	21,389	16,798	2,659	1,932	—
Total contractual obligations	$95,756	$18,517	$11,964	$15,270	$50,005

(i)	Of the above disclosed amounts, we had $9.6 million in commitments for capital expenditures as of December 31, 2018.

Off‑balance sheet arrangements

We do not have any off‑balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off‑balance sheet arrangements or for any other contractually narrow or limited purpose. However, from time to time we enter into certain types of contracts that contingently require us to indemnify parties against third‑party claims including in connection with certain real estate leases, and supply purchase agreements, and with directors and officers. The terms of such obligations vary by contract and in most instances a maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot by reasonably estimated until a specific claim is asserted, thus no liabilities have been recorded for these obligations on our balance sheets for any of the periods presented.

Inflation

We may experience pressure on our iStent and iStent inject selling prices resulting from potential future reductions in reimbursement payments to our customers, particularly from governmental payors such as Medicare or Medicaid but also from private payors. We could also be impacted by rising costs for certain inflation‑sensitive operating expenses such as labor and employee benefits. However, we do not believe that inflation has had a material effect on our business, financial condition or results of operations presented herein. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through selling price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Critical accounting policies and significant estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the consolidated financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and such differences could be material to our financial position and results of operations.

While our significant accounting policies are more fully described in the Notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be most critical for fully understanding and evaluating our financial condition and results of operations.

Revenue recognition

Effective January 1, 2018, we adopted Accounting Standards Codification (ASC) 606, Revenue Recognition – Revenue from Contracts with Customers and its related amendments (ASC 606). We adopted the standard by applying the modified retrospective method to contracts that were not complete as of the date of initial application. Our accounting for revenue under ASC 606 is materially consistent with the accounting for revenue under ASC 605 and therefore the cumulative effect of adoption was immaterial. The reported results for the year ended December 31, 2018 reflect the application of ASC 606 guidance, while the reported results for periods prior to January 1, 2018 were prepared under the guidance of ASC 605.

We account for revenue in accordance with ASC 606 and apply the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

As part of our adoption of ASC 606, we elected to use the following practical expedients: (i) to exclude disclosures of transaction prices allocated to remaining performance obligations when we expect to recognize such revenue within one year; (ii) to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less, which mainly includes our internal sales force compensation program; (iii) to account for shipping and handling costs as fulfillment costs (i.e., as an expense) rather than promised service (i.e., a revenue element); and (iv) to exclude from revenue the taxes collected from customers relating to product sales which are remitted to governmental authorities.

We derive our revenue from sales of our products in the United States and internationally. Customers are primarily comprised of ambulatory surgery centers and hospitals, with distributors being used in certain international locations where we do not have a direct commercial presence.

We concluded that one performance obligation exists for the majority of our contracts with customers which is to deliver products in accordance with our normal delivery times. Revenue is recognized when this performance obligation is satisfied, which is the point in time when we consider control of a product to have transferred to the customer. Revenue recognized reflects the consideration to which we expect to be entitled in exchange for those products or services. We have determined the transaction price to be the invoice price, net of adjustments, which includes estimates of variable consideration for product returns.

We offer volume-based rebate agreements to certain customers and, in these instances, we provide a rebate (in the form of a credit memo) at the contract’s conclusion, if earned by the customer. In such cases, the transaction price is allocated between our delivery of product and the issuance of a rebate at the contract’s conclusion for the customer to utilize on prospective purchases. The performance obligation to issue a customer’s rebate, if earned, is transferred over time and our method of measuring progress is the output method, whereby the progress is measured by the estimated rebate earned to date over the total rebate estimated to be earned over the contract period. The provision for volume-based rebates is estimated based on customers' contracted rebate programs and the customers’ projected sales levels. We periodically monitor our customer rebate programs to ensure the rebate allowance is fairly stated. Our rebate allowance is included in accrued liabilities in the consolidated balance sheets and estimated rebates accrued were not material during the periods presented.

Customers are not granted specific rights of return; however, we may permit returns of product from customers if such product is returned in a timely manner and in good condition. We provide a warranty on our products for one year from the date of shipment, and any product found to be defective or out of specification will be replaced at no charge during the warranty period. Estimated allowances for sales returns and warranty replacements are recorded at the time of sale of the product and are estimated based upon the historical patterns of product returns matched against sales, and an evaluation of specific factors that may increase the risk of product returns. Product returns and warranty replacements to date have been consistent with amounts reserved or accrued and have not been significant. If actual results in the future vary from our estimates, we will adjust these estimates which would affect net product revenue and earnings in the period such variances become known.

Clinical trial expense accruals

As part of our R&D expenses, we accrue at each balance sheet date the estimated costs of clinical study activities performed by third‑party clinical sites with whom we have agreements providing for fees based upon the quantities of subjects enrolled and clinical evaluation visits that occur over the life of the study. The estimates are determined based upon a review of the agreements and data collected by internal and external clinical personnel as to the status of enrollment and subject visits, and are based upon the facts and circumstances known to us at each financial reporting date. If the actual timing of performance of activities varies from the assumptions used in the estimates, we adjust the accruals accordingly. There have been no material adjustments to our prior period accrued estimates for clinical trial activities through December 31, 2018. If we underestimate or overestimate the activity or fees associated with a study or service at a given point in time, adjustments to R&D expenses may be necessary in future periods. Subsequent changes in estimates may result in a material change in our accruals. Material nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as expense in the period that the related goods are consumed or services are performed.

Inventory valuation

We value inventory at the lower of cost and net realizable value. Cost is determined by the first‑in, first‑out method. This policy requires us to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We evaluate inventory for excess quantities and obsolescence based on an estimate of the future demand for our product within a specified time horizon, and record an allowance to reduce the carrying value of inventory as determined necessary. The estimates we use for demand are also used for near‑term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our actual demand is less than our forecast demand, we may be required to take additional excess inventory charges, which would decrease gross margin and adversely impact net operating results in the future.

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

ITEM 7A.Quantitative and qualitative disclosures about market risk

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. Our cash and cash equivalents include cash in readily available checking and money market accounts, as well as a certificate of deposit. These securities are not dependent on interest rate fluctuations that could cause the principal amount of these assets to fluctuate and thus do not pose any interest rate risk to us. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Glaukos Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Glaukos Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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

Irvine, California

February 27, 2019

Glaukos Corporation

Consolidated balance sheets

(in thousands, except par values)

	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$29,821	$24,508
Short-term investments	110,667	94,506
Accounts receivable, net	18,673	16,656
Inventory, net	13,282	11,222
Prepaid expenses and other current assets	4,124	2,568
Total current assets	176,567	149,460
Restricted cash	8,775	—
Property and equipment, net	19,153	11,794
Intangible assets, net	—	3,147
Deferred tax asset and receivable, net	213	235
Deposits and other assets	2,262	1,200
Total assets	$206,970	$165,836
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,286	$6,244
Accrued liabilities	23,964	20,449
Deferred rent	115	95
Total current liabilities	30,365	26,788
Other liabilities	2,745	846
Total liabilities	33,110	27,634
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 150,000 shares authorized; 36,135 and 34,647 shares issued and 36,107 and 34,619 shares outstanding at December 31, 2018 and December 31, 2017, respectively	36	35
Additional paid-in capital	378,352	331,073
Accumulated other comprehensive income (loss)	738	(591)
Accumulated deficit	(205,134)	(192,183)
Less treasury stock (28 shares as of December 31, 2018 and December 31, 2017)	(132)	(132)
Total stockholders’ equity	173,860	138,202
Total liabilities and stockholders' equity	$206,970	$165,836

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated statements of operations

(in thousands, except per share amounts)

	Year ended
	December 31,
	2018	2017	2016

Net sales	$181,278	$159,254	$114,397
Cost of sales	25,075	21,050	16,177
Gross profit	156,203	138,204	98,220
Operating expenses:
Selling, general and administrative	119,529	96,260	64,756
In-process research and development	—	5,320	—
Research and development	49,676	38,905	29,223
Total operating expenses	169,205	140,485	93,979
(Loss) income from operations	(13,002)	(2,281)	4,241
Non-operating income:
Interest income	2,252	1,375	889
Other (expense) income, net	(1,618)	907	(565)
Total non-operating income	634	2,282	324
(Loss) income before taxes	(12,368)	1	4,565
Provision for income taxes	583	93	43
Net (loss) income	$(12,951)	$(92)	$4,522
Basic net (loss) income per share	$(0.37)	$(0.00)	$0.14
Diluted net (loss) income per share	$(0.37)	$(0.00)	$0.12
Weighted-average shares used to compute basic net (loss) income per share	35,317	34,381	32,928
Weighted-average shares used to compute diluted net (loss) income per share	35,317	34,381	36,459

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated statements of comprehensive (loss) income

(in thousands)

	Year ended
	December 31,
	2018	2017	2016

Net (loss) income	$(12,951)	$(92)	$4,522
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,377	(1,115)	542
Unrealized (loss) gain on short-term investments, net of tax	(48)	(124)	55
Other comprehensive income (loss)	1,329	(1,239)	597
Total comprehensive (loss) income	$(11,622)	$(1,331)	$5,119

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated statements of stockholders’ equity

(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	equity
Balance at December 31, 2015	32,209	$32	$291,853	$51	$(196,613)	(28)	$(132)	$95,191
Common stock issued under stock plans	1,756	2	8,064	—	—	—	—	8,066
Exercise of common stock warrant	6	—	112	—	—	—	—	112
Stock-based compensation	—	—	8,786	—	—	—	—	8,786
Other comprehensive income	—	—	—	597	—	—	—	597
Net income	—	—	—	—	4,522	—	—	4,522
Balance at December 31, 2016	33,971	$34	$308,815	$648	$(192,091)	(28)	$(132)	$117,274
Common stock issued under stock plans	676	1	4,666	—	—	—	—	4,667
Stock-based compensation	—	—	17,592	—	—	—	—	17,592
Other comprehensive loss	—	—	—	(1,239)	—	—	—	(1,239)
Net loss	—	—	—	—	(92)	—	—	(92)
Balance at December 31, 2017	34,647	$35	$331,073	$(591)	$(192,183)	(28)	$(132)	$138,202
Common stock issued under stock plans	1,488	1	21,575	—	—	—	—	21,576
Stock-based compensation	—	—	25,704	—	—	—	—	25,704
Other comprehensive income	—	—	—	1,329	—	—	—	1,329
Net loss	—	—	—	—	(12,951)	—	—	(12,951)
Balance at December 31, 2018	36,135	$36	$378,352	$738	$(205,134)	(28)	$(132)	$173,860

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated statements of cash flows

(in thousands)

	Year ended
	December 31,
	2018	2017	2016

Operating Activities
Net (loss) income	$(12,951)	$(92)	$4,522
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,264	5,482	4,722
Loss on disposal of fixed assets	156	6	40
Stock-based compensation	25,704	17,592	8,786
Change in fair value of stock warrant liability	—	—	(43)
Unrealized foreign currency losses (gains)	1,647	(951)	368
Amortization of (discount) premium on short-term investments	(295)	20	210
Deferred rent and other liabilities	1,919	722	(31)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,252)	(2,181)	(6,791)
Inventory, net	(2,303)	(4,162)	(2,935)
Prepaid expenses and other current assets	(1,756)	494	(1,762)
Accounts payable and accrued liabilities	2,527	9,741	5,096
Deferred tax asset and receivable, net	—	(235)	—
Other assets	204	(345)	127
Net cash provided by operating activities	18,864	26,091	12,309
Investing activities
Purchases of property and equipment	(10,315)	(6,311)	(6,278)
Purchases of short-term investments	(93,696)	(94,307)	(75,192)
Proceeds from sales and maturities of short-term investments	78,851	88,891	55,354
Investment in company-owned life insurance	(1,240)	(663)	—
Net cash used in investing activities	(26,400)	(12,390)	(26,116)
Financing activities
Proceeds from exercise of stock options	18,654	3,699	6,059
Share purchases under Employee Stock Purchase Plan	3,509	968	1,945
Payments of employee taxes related to vested restricted stock units	(587)	—	—
Payments of subordinated notes	—	—	(9,696)
Proceeds from exercise of stock warrants	—	—	50
Net cash provided by (used in) financing activities	21,576	4,667	(1,642)
Effect of exchange rate changes on cash and cash equivalents	48	(434)	371
Net increase (decrease) in cash, cash equivalents and restricted cash	14,088	17,934	(15,078)
Cash, cash equivalents and restricted cash at beginning of period	24,508	6,574	21,652
Cash, cash equivalents and restricted cash at end of period	$38,596	$24,508	$6,574
Supplemental disclosures of cash flow information
Taxes paid, net of refunds	$401	$12	$513
Interest paid	$—	$—	$285
Supplemental schedule of noncash investing and financing activities

Reduction of liability upon vesting of stock options previously exercised for unvested stock	$—	$4	$62

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Notes to consolidated financial statements

Note 1. Organization and Basis of Presentation

Organization and business

Glaukos Corporation (Glaukos or the Company), incorporated in Delaware on July 14, 1998, is an ophthalmic medical technology and pharmaceutical company focused on the development and commercialization of novel surgical devices and sustained pharmaceutical therapies designed to treat glaucoma, one of the world’s leading causes of blindness. The Company developed Micro‑Invasive Glaucoma Surgery (MIGS) to address the shortcomings of traditional glaucoma treatment options. MIGS procedures involve the insertion of a micro‑scale device or drug delivery system from within the eye’s anterior chamber through a small corneal incision. The Company’s MIGS devices are designed to reduce intraocular pressure by restoring the natural outflow pathways for aqueous humor. The Company’s MIGS drug delivery systems are designed to reduce intraocular pressure by continuously eluting a glaucoma drug from within the eye, potentially providing sustained pharmaceutical therapy for extended periods of time.

The accompanying consolidated financial statements include the accounts of Glaukos and its wholly-owned subsidiaries. All significant intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

Liquidity

For the year ended December 31, 2018, the Company incurred a net loss of $13.0 million, generated $18.9 million of cash from operations and as of December 31, 2018 had an accumulated deficit of $205.1 million. For the year ended December 31, 2017, the Company incurred a net loss of $0.1 million, however generated $26.1 million of cash from operations. The Company has financed operations to date primarily through private placements of equity securities, the issuance of common stock in the initial public offering (IPO) completed in June 2015, debt financings and cash generated by its commercial operations. While the Company was profitable in 2016, it may not be able to sustain profitability on a recurring basis in the future, as evidenced by losses incurred in 2017 and 2018. The Company plans to fund its operations and capital funding needs using existing cash and investments, cash generated from commercial operations, and through future debt and equity financings. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to it, or at all. Any equity financing may result in dilution to existing stockholders and any additional debt financing may include restrictive covenants. As of December 31, 2018, the Company had cash, cash equivalents, restricted cash and short-term investments totaling $149.3 million and net working capital of $146.2 million. The Company has performed an analysis and concluded substantial doubt does not exist with respect to the Company being able to continue as a going concern through one year from the date of issuance of the consolidated financial statements for the year ended December 31, 2018.

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

The transaction was accounted for as an asset acquisition. Of the $5.5 million initial cash payment, $5.3 million was immediately charged to in-process research and development expense as management determined there was no alternative future use related to the assets purchased. Of the remaining $0.2 million, the majority was capitalized to fixed assets and is being depreciated over the corresponding asset’s useful life, and a small portion was recorded as a prepaid asset and amortized to general and administrative expense as the underlying amounts were utilized. The prepaid assets were fully amortized as of December 31, 2018.

DOSE was previously a wholly-owned subsidiary of the Company. In 2010, it was spun-out as a standalone legal entity and was accounted for as a consolidated variable interest entity. In 2015, the Company acquired the iDose product line and related assets from DOSE for a cash payment of $15.0 million and upon the acquisition, the Company derecognized DOSE as a consolidated variable interest entity in the consolidated financial statements. In addition to an asset purchase, the parties agreed to an amended and restated patent license agreement and an amended and restated transition services agreement that provides for limited support from the Company to DOSE for a period of up to three years, which period was extended through June 30, 2021 in connection with the Purchase Agreement.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the accompanying consolidated financial statements relate to revenue recognition and stock‑based compensation expense. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, this process may result in actual results differing materially from those estimated amounts used in the preparation of the consolidated financial statements.

Foreign currency translation

The accompanying consolidated financial statements are presented in United States (U.S.) dollars. The Company considers the local currency to be the functional currency for its international subsidiaries. Accordingly, their assets and liabilities are translated into U.S. dollars using the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing throughout the periods presented. As a result, currency translation adjustments arising from period to period are charged or credited to accumulated other comprehensive income (loss) in stockholders’ equity. For the year ended December 31, 2018, the Company reported a gain from foreign currency translation adjustments of approximately $1.4 million. For the year ended December 31, 2017, the Company reported a loss from foreign currency translation adjustments of approximately $1.1 million and for the year ended December 31, 2016, the Company reported a gain from foreign currency translation adjustments of approximately $0.5 million.

Unrealized gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, primarily gains and losses on intercompany loans, are included in the consolidated statements of operations as a component of other (expense) income, net. For the year ended December 31, 2018, the Company reported a net foreign currency transaction loss of $1.6 million, for the year ended December 31, 2017, the Company reported a net foreign currency transaction gain of $1.0 million and for the year ended December 31, 2016, the Company reported a net foreign currency transaction loss of $0.4 million.

Cash, cash equivalents and short-term investments

The Company invests its excess cash in marketable securities, including money market funds, money market securities, bank certificates of deposits, corporate bonds, corporate commercial paper, U.S. government bonds and U.S. government agency bonds. For financial reporting purposes, liquid investment instruments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents are recorded at face value or cost, which approximates fair market value. The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Commission. Investments are stated at fair value as determined by quoted market prices. Investments are considered available for sale and, accordingly, unrealized gains and losses are included in accumulated other comprehensive income (loss) within stockholders’ equity.

The Company’s entire investment portfolio, except for restricted cash, is considered to be available for use in current operations and, accordingly, all such investments are stated at fair value using quoted market prices and classified as current assets, although the stated maturity of individual investments may be one year or more beyond the balance sheet date. The Company did not have any trading securities or restricted investments at December 31, 2018, December 31, 2017 or December 31, 2016.

Realized gains and losses and declines in value, if any, judged to be other‑than‑temporary on available for sale securities, are reported in other (expense) income, net. When securities are sold, any associated unrealized gain or loss previously reported as a separate component of stockholders’ equity is reclassified out of stockholders’ equity and recorded in the statements of operations in the period sold using the specific identification method. Accrued interest and dividends are included in other (expense) income, net. The Company periodically reviews its available for sale securities for other than temporary declines in fair value below the cost basis, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Restricted cash

The Company had its bank issue a letter of credit in the amount of $8.8 million related to its Aliso Viejo, California office building lease, which will commence on May 1, 2019. The letter of credit is secured with an amount of cash held in a restricted account equal to its face value, or $8.8 million as of December 31, 2018.  Beginning as of the first day of the thirty-seventh month of the lease term, and on each twelve month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million. See Note 10. Commitments and Contingencies for additional information related to the Aliso Viejo, California office building lease and associated letter of credit commitment.

Concentration of credit risk and significant customers

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has established guidelines regarding investment instruments and their maturities which are designed to maintain preservation of principal and liquidity. The Company believes that the concentration of credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms and the level of credit worthiness of its customers. During the years ended 2018, 2017 and 2016, none of the Company’s customers accounted for more than 10% of revenues.

Accounts receivable

The Company sells its products directly to hospitals, ambulatory surgery centers and distributors in the U.S. and internationally. The Company periodically assesses the payment performance of these customers and establishes reserves for anticipated losses when necessary, which losses historically have not been significant and have not exceeded management’s estimates. Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts based on historical collection experience and expectations of future collection based on current market conditions. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses. Account balances are charged against the allowance when it is probable the receivable will not be recovered. The Company’s allowance for doubtful accounts was approximately $0.7 million,  $0.6 million and $0.5 million as of December 31, 2018, December 31, 2017 and December 31, 2016, respectively. Additionally, no customers accounted for more than 10% of net accounts receivable as of any such date.

Inventory

Inventory is valued at the lower of cost and net realizable value. Cost is determined by the first‑in, first‑out method. Management evaluates inventory for excess quantities and obsolescence and records an allowance to reduce the carrying value of inventory as determined necessary.

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

All long lived assets are reviewed for impairment in value when changes in circumstances dictate, based upon undiscounted future operating cash flows, and appropriate losses are recognized and reflected in current earnings to the extent the carrying amount of an asset exceeds its estimated fair value, determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets. The Company recorded no impairment charges during 2018, 2017 or 2016.

Intangible assets

Intangible assets are recorded at cost and are amortized over the estimated useful life. Intangible assets in the accompanying balance sheets are comprised of the cost of the Company’s buyout of a royalty payment obligation and the value of non-compete agreements entered with former international distributors. (See Note 5).

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

Revenue recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification (ASC) 606, Revenue Recognition – Revenue from Contracts with Customers and its related amendments (ASC 606). The Company adopted the standard by applying the modified retrospective method to contracts that were not complete as of the date of initial application. The Company’s accounting for revenue under ASC 606 is materially consistent with the accounting for revenue under ASC 605 and therefore the cumulative effect of adoption was immaterial. The reported results for the year ended December 31, 2018 reflect the application of ASC 606 guidance, while the reported results for periods prior to January 1, 2018 were prepared under the guidance of ASC 605.

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

The Company concluded that one performance obligation exists for the majority of its contracts with customers which is to deliver products in accordance with the Company’s normal delivery times. Revenue is recognized when this performance obligation is satisfied, which is the point in time when the Company considers control of a product to have transferred to the customer. Revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for those products or services. The Company has determined the transaction price to be the invoice price, net of adjustments, which includes estimates of variable consideration for product returns.

The Company offers volume-based rebate agreements to certain customers and, in these instances, the Company provides a rebate (in the form of a credit memo) at the contract’s conclusion, if earned by the customer. In such cases, the transaction price is allocated between the Company’s delivery of product and the issuance of a rebate at the contract’s conclusion for the customer to utilize on prospective purchases. The performance obligation to issue a customer’s rebate, if earned, is transferred over time and the Company’s method of measuring progress is the output method, whereby the progress is measured by the estimated rebate earned to date over the total rebate estimated to be earned over the contract period. The provision for volume-based rebates is estimated based on customers' contracted rebate programs and the customers’ projected sales levels. The Company periodically monitors its customer rebate programs to ensure the rebate allowance is fairly stated. The Company’s rebate allowance is included in accrued liabilities in the consolidated balance sheets and estimated rebates accrued were not material during the periods presented.

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

Advertising costs

All advertising costs are expensed as incurred. Advertising costs incurred during the years ended December 31, 2018, December 31, 2017 and December 31, 2016 were approximately $1.8 million, $2.1 million and $1.6 million, respectively.

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

The Company is required to file federal and state income tax returns in the United States and various other state jurisdictions. The Company also files income tax returns in the foreign countries in which its subsidiaries operate. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by us.

Additionally, the Company follows an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement, and classification in the consolidated financial statements of tax positions taken or expected to be taken in a tax return.

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017 resulting in significant modifications to existing law. The Company follows the guidance of Staff Accounting Bulletin (SAB) 118, which provides additional clarification regarding the application of ASC 740 in situations where the Company does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act for the reporting period in which the Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Act’s enactment and ending when the Company has obtained, prepared and analyzed the information needed in order to complete the accounting requirements, but in no circumstances should the measurement period extend beyond one year from the enactment date.

The Company has completed its analysis of the Act’s income tax effects. In total, the Company recorded $25.2 million related to the remeasurement of deferred tax assets which was fully offset by a corresponding decrease in the valuation allowance.

Further, the Company has recorded the tax impact of IRC Section 162(m) as amended by the Act, which resulted in a reduction to its deduction of compensation paid to covered executives.

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

At each financial reporting date, the Company accrues the estimated unpaid costs of clinical study activities performed during a period by third party clinical sites with whom the Company has agreements that provide for fees based upon the quantities of subjects enrolled and clinical evaluation visits that occur over the life of the study. The cost estimates are determined based upon a review of the agreements and data collected by internal and external clinical personnel as to the status of enrollment and subject visits, and are based upon the facts and circumstances known to the Company at each financial reporting date. If the actual performance of activities varies from the assumptions used in the cost estimates, the accruals are adjusted accordingly. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2018.

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

Comprehensive income (loss)

All components of comprehensive income (loss), including net (loss) income, are reported in the consolidated financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non‑owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments.

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

For periods when the Company realizes net income, diluted net income per share is calculated by dividing the net income by the weighted average number of common shares plus the sum of the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method. Common stock equivalents are comprised of stock options, RSUs outstanding under the Company’s stock option plans and shares issuable under the Company’s Employee Stock Purchase Plan (ESPP).

The Company’s computation of net (loss) income per share is as follows (in thousands, except per share amounts):

		As of
		December 31,
	2018	2017	2016

Numerator:
Net (loss) income - basic	$(12,951)	$(92)	$4,522
Denominator:
Weighted average number of common shares outstanding - basic	35,317	34,381	32,928
Common stock equivalents from outstanding common stock options	-	-	3,514
Common stock equivalents for ESPP	-	-	16
Common stock equivalents from outstanding common stock warrants	-	-	1
Weighted average number of common shares outstanding - diluted	35,317	34,381	36,459

Basic net (loss) income per share	$(0.37)	$(0.00)	$0.14

Diluted net (loss) income per share	$(0.37)	$(0.00)	$0.12

Potentially dilutive securities not included in the calculation of diluted net (loss) income per share because to do so would be anti‑dilutive were as follows (in common stock equivalent shares, in thousands):

	As of
	December 31,
	2018	2017	2016

Stock options outstanding	5,614	5,516	1,099
Unvested restricted stock units	244	173	—
Employee stock purchase plan	3	28	—
	5,861	5,717	1,099

Recently adopted accounting pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the consolidated statement of cash flows. ASU 2016-15 was effective for the Company beginning on January 1, 2018 and was required to be adopted retrospectively.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows. ASU 2016-18 was effective for the Company beginning on January 1, 2018 and was required to be adopted retrospectively.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01). The amendments are intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. When substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. This introduces an initial required screening that, if met, eliminates the need for further assessment. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. To be a business without outputs, there will need to be an organized workforce. The ASU also narrows the definition of the term “outputs” to be consistent with how it is described in ASC 606.  The amendments were effective for annual periods beginning after December 15, 2017, including interim periods within those periods with early adoption permitted. The Company adopted the guidance effective January 1, 2018 and the guidance did not have a material impact on its consolidated financial statements; however, any prospective impact to the Company’s consolidated financial statements will depend on the terms specified in any future transactions subject to the guidance in ASU 2017-01.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation - Scope of Modification Accounting (ASU 2017-09). The standard provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The standard was effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods and early adoption was permitted. The Company adopted the guidance on a prospective basis effective January 1, 2018 and the adoption of ASU 2017-09 did not have a material impact on its consolidated financial statements; however, any future impact to share-based compensation expense will depend on the terms specified in any new changes to share-based payment awards subsequent to the adoption.

Recently issued accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which amends the existing accounting standards for leases. In September 2017, the FASB issued ASU No. 2017-13 which provides additional clarification and implementation guidance on the previously issued ASU No. 2016-02. Under the new guidance, a lessee will be required to recognize a lease liability and right-of-use asset for all leases with terms in excess of twelve months. The new guidance also modifies the classification criteria and accounting for sales-type and direct financing leases, and requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. Consistent with current guidance, a lessee’s recognition, measurement, and presentation of expenses and cash flows arising from a lease will continue to depend primarily on its classification. The accounting standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has adopted the requirements of the new lease standard effective January 1, 2019 and has elected the optional transition method to apply the standard as of the effective date and therefore, the Company will not apply the standard to the comparative periods presented in the consolidated financial statements. The Company will elect the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. The Company will not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets. Further, the Company will elect a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. The Company is finalizing its analysis of certain key assumptions that will be utilized at the transition date including the incremental borrowing rate. The primary effect of the new standard will be to record right-of-use assets and obligations for current operating leases which will have a material impact on the balance sheet and significant incremental disclosures in the financial statement footnotes. The transition adjustment is not expected to have a material impact on the statement of operations.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15) which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company is assessing the potential impacts of the standard.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606 (ASU 2018-18). ASU 2018-18 clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer and precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. For the Company, these amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted, including adoption in any interim period, for entities that have adopted ASC 606.  The Company is assessing the potential impacts of the standard.

Note 3. Balance Sheet Details

Short-term investments

Short-term investments consisted of the following (in thousands):

		At December 31, 2018
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government bonds	less than 1	$1,300	$—	$(3)	$1,297
U.S. government agency bonds	less than 1	1,994	—	(12)	1,982
Bank certificates of deposit	less than 2	15,201	2	(3)	15,200
Commercial paper	less than 1	9,597	1	(5)	9,593
Corporate notes	less than 3	60,923	24	(194)	60,753
Asset-backed securities	less than 3	21,918	18	(94)	21,842
Total		$110,933	$45	$(311)	$110,667

		At December 31, 2017
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S government bonds	less than 2	$1,799	$—	$(17)	$1,782
U.S. government agency bonds	less than 2	2,698	—	(17)	2,681
Bank certificates of deposit	less than 1	10,300	1	(3)	10,298
Commercial paper	less than 1	11,598	—	(5)	11,593
Corporate notes	less than 3	51,532	6	(121)	51,417
Asset-backed securities	less than 3	16,796	—	(61)	16,735
Total		$94,723	$7	$(224)	$94,506

Accounts receivable, net

Accounts receivable consisted of the following (in thousands):

	December 31,
	2018	2017

Accounts receivable	$19,333	$17,248
Allowance for doubtful accounts	(660)	(592)
	$18,673	$16,656

Inventory, net

Inventory consisted of the following (in thousands):

	December 31,
	2018	2017

Finished goods	$4,256	$4,225
Work in process	3,197	2,368
Raw material	5,829	4,629
	$13,282	$11,222

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	December 31,
	2018	2017

Buildings	$874	$874
Equipment	10,306	8,311
Furniture and fixtures	1,570	1,382
Leasehold improvements	4,792	4,568
Computer equipment and software	2,232	1,980
Land	7,068	—
Construction in progress	1,231	1,134
	28,073	18,249
Less accumulated depreciation and amortization	(8,920)	(6,455)
	$19,153	$11,794

Depreciation and amortization expense related to property and equipment was $3.1 million, $2.1 million and $1.1 million for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively.

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2018	2017

Accrued bonuses	$8,604	$9,106
Accrued legal expenses	2,466	591
Accrued vacation benefits	2,446	2,121
Accrued Employee Stock Purchase Plan liability	1,154	1,517
Other accrued liabilities	9,294	7,114
	$23,964	$20,449

Note 4. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands). The Company did not have any financial liabilities measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017.

	At December 31, 2018
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$1,156	$1,156	$—	$—
U.S. government agency bonds (ii)	1,982	—	1,982	—
U.S. Government bonds (ii)	1,297	—	1,297	—
Bank certificates of deposit (ii)	15,201	—	15,201	—
Commercial paper (ii)	9,593	—	9,593	—
Corporate notes (ii)(iii)	61,752	—	61,752	—
Asset-backed securities (ii)	21,842	—	21,842	—
Total assets	$112,823	$1,156	$111,667	$—
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the consolidated balance sheets.
(ii)	Included in short-term investments on the consolidated balance sheets.
(iii)

One corporate note investment totaling $1,000 (in thousands) is included in cash and cash equivalents on the consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the consolidated balance sheets.

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
(iii)

One commercial paper investment totaling $3,000 (in thousands) is included in cash and cash equivalents on the consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the consolidated balance sheets.

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

The Company concluded that the $17.5 million transaction represented the purchase of an intangible asset. The Company estimated a useful life of five years over which the intangible asset is being amortized to cost of sales in the accompanying statements of operations, which amortization period was determined after consideration of the projected outgoing royalty payment stream had the Buyout Agreement not occurred, and the remaining life of the patents obtained in the Original GMP Agreement. After determining that the pattern of future cash flows associated with this intangible asset could not be reliably estimated with a high level of precision, the Company concluded that the intangible asset will be amortized on a straight‑line basis over the estimated useful life. For the year ended December 31, 2018, the amortization expense was $3.0 million and the intangible asset has been fully amortized. The amortization expense was $3.5 million during each of the years ended December 31, 2017 and December 31, 2016.

Other intangible assets

The Company entered into agreements with international distributors pursuant to which their distribution rights with the Company were terminated effective as of December 31, 2015. As part of the agreements the distributors agreed to provide certain services to, and not compete with, the Company for one-to-two years in exchange for payments calculated based on single-digit percentages of the Company’s future revenues in those years in the respective countries that had comprised the distributors’ territories. Management recorded the estimated fair value of the non-compete provisions as intangible assets. For the years ended December 31, 2018 and December 31, 2017, the Company recorded amortization expense related to the non-compete provisions of approximately $0.2 million and $0.3 million, respectively. As of December 31, 2018, the non-compete intangible assets were fully amortized.

The following reflects the composition of intangible assets, net (in thousands):

	December 31,	December 31,
	2018	2017

GMP royalty buyout	$17,500	$17,500
Non-compete agreements	341	524
	17,841	18,024
Accumulated amortization	(17,841)	(14,877)
Total	$—	$3,147
Weighted average amortization period (in months)	60	60

Note 6. Revenue from Contracts with Customers

The Company’s net sales are generated primarily from sales of iStent products to customers. Customers are primarily comprised of ambulatory surgery centers and hospitals, with distributors being used in certain international locations where the Company currently does not have a direct commercial presence.

Disaggregation of revenue

The Company’s disaggregation of revenue is consistent with its operating segments disclosed in Note 11, Business Segment Information, and all of the Company’s net sales are considered revenue from contracts with customers.

Contract balances

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. As payment terms on invoiced amounts are typically 30 days, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of December 31, 2018 and December 31, 2017, all amounts included in accounts receivable, net on the consolidated balance sheets are related to contracts with customers.

The Company does not have any contract assets given that the Company does not have any unbilled receivables and sales commissions are expensed within selling, general and administrative expenses within the consolidated statement of operations when incurred as any incremental cost of obtaining contracts with customers would have an amortization period of less than one year.

Contract liabilities reflect consideration received from customers’ purchases allocated to the Company’s performance obligation to issue a rebate to customers who may be eligible for a rebate at the conclusion of their contract term. This performance obligation is transferred over time and the Company’s method of measuring progress is the output method, whereby the progress is measured by the estimated rebate earned to date over the total rebate estimated to be earned over the contract period. The Company’s rebate allowance is included in accrued liabilities in the consolidated balance sheets and estimated rebates accrued were not material during the periods presented.

During the year ended December 31, 2018, the Company did not recognize any revenue related to changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

Note 7.Stock-Based Compensation

The Company has four stock based compensation plans (collectively, the Stock Plans)—the 2001 Stock Option Plan (the 2001 Stock Plan), the 2011 Stock Plan (the 2011 Stock Plan), the 2015 Omnibus Incentive Compensation Plan (the 2015 Stock Plan) and the ESPP. The 2015 Stock Plan permits grants of RSU awards.

The purpose of these plans is to provide incentives to employees, directors and nonemployee consultants. The Company no longer grants any awards under the 2001 Stock Plan and the 2011 Stock Plan. The maximum term of any stock options granted under the Stock Plans is 10 years. For employees and nonemployees, stock options generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly or annually over the remaining three years. Stock options are granted at exercise prices at least equal to the fair value of the underlying stock at the date of the grant. For employees and nonemployees, generally, RSU awards vest 25% on each of the first, second, third and fourth anniversaries of the grant date and in certain cases, vest one year after grant date.

The ESPP permits eligible employees to purchase shares of the Company’s common stock, using contributions via payroll deduction of up to 15% of their earnings, at a price per share equal to 85% of the lower of the stock’s fair market value on the offering date or purchase date. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

As of January 1, 2019, the Company has reserved an aggregate of 11.3 million shares of common stock for issuance under the 2015 Stock Plan, and 1.8 million shares of common stock for issuance under the ESPP.

Valuation and expense recognition of stock-based awards

The Company accounts for the measurement and recognition of compensation expense for all share‑based awards made to the Company’s employees and nonemployees based on the estimated fair value of the awards.

The fair value of RSU awards made to employees and nonemployees is equal to the closing market price of the Company’s common stock price on the grant date.

The Company uses the Black‑Scholes option‑pricing model to estimate the fair value of stock options and look back options included as part of the ESPP. The determination of fair value using the Black‑Scholes option‑pricing model is affected by the estimated fair market value per share of the Company’s common stock as well as assumptions regarding a number of highly complex and subjective variables, including expected stock price volatility, risk‑free interest rate, expected dividends and expected option life and generally requires significant management judgment to determine.

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

Stock Options

The following table summarizes stock option activity under the 2001 Stock Plan, 2011 Stock Plan and 2015 Stock Plan (in thousands):

	Number of		Weighted-
	shares	Weighted-	average	Aggregate
	underlying	average	remaining	intrinsic
	options	exercise price	contractual	value (in
	(in thousands)	per share	life (in years)	thousands)
Outstanding at December 31, 2015	5,701	$7.10	6.7	$102,390
Granted	1,979	21.24
Exercised	(1,660)	3.65		42,458
Canceled/forfeited/expired	(109)	20.00
Outstanding at December 31, 2016	5,911	$12.59	7.3	129,591
Granted	1,877	43.85
Exercised	(639)	5.76		22,105
Canceled/forfeited/expired	(123)	23.79
Outstanding at December 31, 2017	7,026	$21.36	7.3	$69,555
Granted	896	30.83
Exercised	(1,304)	14.27		46,639
Canceled/forfeited/expired	(311)	31.14
Outstanding at December 31, 2018	6,307	$23.69	6.7	$204,896
Vested and expected to vest at December 31, 2018	6,213	$23.53	6.7	$202,779
Exercisable at December 31, 2018	3,929	$17.54	5.8	$151,798

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock on the date of exercise.

The weighted average estimated grant date fair value per share of stock options granted during the years ended December 31, 2018, December 31, 2017 and December 31, 2016 was $14.98, $20.62 and $10.81, respectively.

The total fair value of stock options that vested during the years ended December 31, 2018, December 31, 2017 and December 31, 2016 was $24.2 million, $12.9 million and $5.7 million, respectively.

Restricted Stock Units

The following table summarizes the activity of unvested restricted stock units under the Stock Plans during the years ended December 31, 2018 and December 31, 2017:

		Weighted-
	Number of	average
	shares	grant date
	(in thousands)	fair value
Unvested at December 31, 2016	—	$—
Granted	173	39.10
Vested	—	—
Canceled/forfeited	—	—
Unvested at December 31, 2017	173	$39.10
Granted	419	33.64
Vested	(41)	39.36
Canceled/forfeited	(19)	33.67
Unvested at December 31, 2018	532	$35.17

The total fair value of restricted stock units that vested during the years ended December 31, 2018 was $1.6 million. No restricted stock units vested during the year ended December 31, 2017.

All share-based compensation arrangements

The following table summarizes the allocation of stock-based compensation related to stock options and RSUs in the accompanying consolidated statements of operations (in thousands):

	Year ended
	December 31,
	2018	2017	2016

Cost of sales	$703	$597	$233
Selling, general & administrative	19,816	13,006	6,475
Research and development	5,185	3,989	2,078
Total	$25,704	$17,592	$8,786

In the years ended December 31, 2018, December 31, 2017, and December 31, 2016, the related tax benefits were $10.5 million, $5.4 million and $9.9 million, respectively, relating to stock-based compensation.

At December 31, 2018, the total unamortized stock‑based compensation expense is approximately $48.3 million. Of the approximately $48.3 million in unamortized stock-based compensation expense, $35.4 million is attributable to stock options and is to be recognized over the stock options’ remaining vesting terms of approximately 4.0 years (2.3 years on a weighted average basis). The remaining $12.9 million is attributable to restricted stock units and is to be recognized over the restricted stock units’ vesting terms of approximately 4.0 years (2.9 years on a weighted-average basis).

The total stock-based compensation cost capitalized in inventory was not material for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively.

Stock‑based awards to employees

The weighted‑average assumptions used to estimate the fair value of stock options granted to employees were as follows:

	Year ended
	December 31,
	2018	2017	2016
Risk-free interest rate	2.67%	2.13%	1.59%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	44.9%	46.5%	52.9%
Expected term (in years)	6.10	6.04	6.04

Forfeiture rate. The Company reduces employee share‑based compensation expense for estimated forfeitures. Forfeitures are estimated at the time of grant based on historical experience, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The weighted‑average per share exercise price of options granted to employees during the years ended December 31, 2018, December 31, 2017 and December 31, 2016 was $30.83, $43.85 and $21.24, respectively.

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

For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, the Company recorded nonemployee stock‑based compensation expense of $0.8 million, $0.5 million and $0.8 million, respectively.

Common stock reserved for future issuance

Common stock reserved for issuance is as follows (in thousands):

As of
December 31,
2018

Stock options issued and outstanding—2001 Plan	510
Stock options issued and outstanding—2011 Plan	1,540
Stock options issued and outstanding—2015 Plan	4,789
Employee stock purchase plan	1,062
Authorized for future stock awards or option grants	4,226
12,127

Note 8. Income taxes

United States and foreign (loss) income before income taxes was as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
United States	$(14,776)	$12,543	$12,214
Foreign	2,408	(12,542)	(7,649)
Total	$(12,368)	$1	$4,565

The provision for income taxes was as follows (in thousands):

	December 31,
	2018	2017	2016
Current:
Federal	$—	$235	$(28)
State	274	93	71
Foreign	309	—	—
	583	328	43
Deferred:
Federal	—	(235)	—
State	—	—	—
Foreign	—	—	—
	—	(235)	—
Provision for income taxes	$583	$93	$43

The reconciliations of the U.S. federal statutory tax expense to the combined effective tax provision are as follows:

	Year ended
	December 31,
(amounts in thousands)	2018	2017	2016
Statutory rate of tax expense	$(2,597)	$-	$1,552
State income taxes, net of federal benefit	(1,518)	(17)	530
Permanent and other items	(4,658)	(5,199)	789
Nondeductible offering costs	-	-	7
Research credits	(2,556)	(2,215)	(1,945)
Uncertain tax positions	6,143	1,108	940
Change in tax rate	(250)	1,013	1,337
Tax Cuts and Jobs Act	-	25,216	-
Valuation allowance	6,019	(19,813)	(3,167)
Provision for income taxes	$583	$93	$43

Significant components of the Company’s net deferred tax assets at December 31, 2018 and December 31, 2017 are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$40,041	$37,571
Tax credits	7,754	6,713
Depreciation and amortization	9,356	10,765
Stock-based compensation	9,838	7,184
Reserves and accruals	5,030	3,739
Total deferred tax assets	72,019	65,972

Deferred tax liabilities:
Other, net	$(65)	$(42)

Valuation allowance	(71,954)	(65,695)
Net deferred tax assets	$—	$235

Based on the weight of available evidence, management has established a valuation allowance for all of the deferred tax assets as it is more likely than not that the deferred tax assets will not be realized. The net change in the valuation allowance was $6.3 million in 2018.

At December 31, 2018, the Company had approximately $154.5 million, $120.6 million and $15.8 million of net operating loss carryforwards for federal, state and foreign purposes, respectively, available to offset future taxable income. The federal net operating loss carryforwards incurred prior to 2018 will begin to expire in 2025. A federal net operating loss carryforward of $27.2 million will not expire, but can only be used to offset 80 percent of future taxable income. The state net operating loss carryforwards will begin to expire in 2019. The foreign net operating losses will begin to expire in 2023.

At December 31, 2018, the Company had federal and state research and development credit carryforwards of $9.1 million and $8.1 million, respectively, which begin to expire in 2021 for federal purposes and carry over indefinitely for state purposes.

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

Certain foreign subsidiary earnings are subject to U.S. taxation under the Act, which also repeals U.S. taxation on the subsequent repatriation of those earnings. The Company intends to invest substantially all of its foreign earnings, as well as its capital in the foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which the Company would incur significant, additional costs upon repatriation of such amounts.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, excluding interest and penalties, is as follows (in thousands):

	December 31,
	2018	2017	2016
Balance at beginning of the year	$7,227	$5,947	$4,848
Net addition (reduction) for tax positions—prior years	4,558	—	(49)
Net additions for tax positions—current year	1,701	1,280	1,148
Balance at end of the year	$13,486	$7,227	$5,947

As of December 31, 2018, approximately $0.3 million of unrecognized tax benefits would reduce our annual effective tax rate if recognized.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest and penalties associated with uncertain tax positions as of December 31, 2018, December 31, 2017 and December 31, 2016. It is not anticipated that there will be a significant change in the unrecognized tax benefits over the next 12 months.

Due to the Company’s net operating loss carryforwards, its federal, state and foreign income tax returns are open to examination by the Internal Revenue Service and state jurisdictions for all years since inception.

The Tax Cuts and Jobs Act

The Act was enacted on December 22, 2017 resulting in significant modifications to existing law. The Company follows the guidance of Staff Accounting Bulletin (SAB) 118, which provides additional clarification regarding the application of ASC 740 in situations where the Company does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act for the reporting period in which the Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Act’s enactment and ending when the Company has obtained, prepared and analyzed the information needed in order to complete the accounting requirements, but in no circumstances should the measurement period extend beyond one year from the enactment date.

The Company has completed its analysis of the Act’s income tax effects. In total, the Company recorded $25.2 million related to the remeasurement of deferred tax assets which was fully offset by a corresponding decrease in the valuation allowance.

Further, the Company has recorded the tax impact of IRC Section 162(m) as amended by the Act, which resulted in a reduction to its deduction of compensation paid to covered executives.

Note 9. Employee Benefits

Defined contribution plan

The Company sponsors a defined contribution plan pursuant to section 401(k) of the U.S. Internal Revenue Code that allows participating employees to contribute up to 100% of their salary, to an annual maximum of $18,500 in 2018 and $18,000 in 2017 ($24,500 in 2018 and $24,000 in 2017 for employees over the age of 50). Through December 31, 2018, the Company has only made “qualified nonelective contributions” to maintain compliance with IRS regulations. No plan contributions were made by the Company for the year ended December 31, 2016. Beginning in 2017, the Company contributes a $0.50 match for every $1.00 contributed by a participating employee up to 6% of plan-eligible earnings, with such Company contributions becoming fully vested when participating employees reach the 3-year anniversary from their date of hire, giving credit for past service. For the years ended December 31, 2018 and December 31, 2017, Company contributions totaled approximately $1.4 million and $1.0 million, respectively.

Deferred compensation plan

Effective April 1, 2017, the Company established a deferred compensation plan (the Deferred Compensation Plan) for eligible senior level employees. The plan is designed to permit eligible employees to make elective deferrals of compensation to which he or she will become entitled in the future. The Company also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of company-owned life insurance policies (COLIs). The fair value of the Deferred Compensation Plan liability, included in other liabilities on the consolidated balance sheets, was approximately $2.0 million and $0.6 million as of December 31, 2018 and December 31, 2017, respectively and the cash surrender value of the COLIs, included in deposits and other assets on the consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $1.9 million and $0.7 million as of December 31, 2018 and December 31, 2017, respectively.

Note 10.  Commitments and Contingencies

Litigation

On April 14, 2018, the Company filed a patent infringement lawsuit against Ivantis, Inc. in the U.S. District Court for the Central District of California, Southern Division, alleging that Ivantis’ Hydrus Microstent device infringes the Company’s U.S. Patent Nos. 6,626,858 and 9,827,143. In August 2018, Ivantis filed counterclaims alleging that the Company’s iStent inject infringes U.S. Patent Nos. 8,540,659, 9,603,741, and 9,833,357, patents which Ivantis had recently acquired (Acquired Patents). Each party seeks unspecified monetary damages and injunctive relief. The parties are currently engaged in fact discovery. The Company has filed an early motion seeking a judgment of non-infringement of the Acquired Patents. The Court will hear the motion on March 11, 2019. Trial is set for February 4, 2020.  Additionally, in May 2018, Ivantis also filed Inter Partes Review petitions with the Patent Trial and Appeal Board (PTAB) on the patents the Company has asserted in the litigation. The PTAB denied institution of the petitions in December 2018, but Ivantis filed new petitions in January 2019. The PTAB’s decision on institution of this second round of petitions is expected in July 2019. The Company believes that the counterclaim and the PTAB petitions are without merit, and intends to continue vigorously defending itself. The Company is currently unable to predict the ultimate outcome of this matter or estimate a reasonably possible loss or range of loss, and no amounts have been accrued in the consolidated financial statements.

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend the indemnified parties for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require it to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by corporate law. The Company also has directors’ and officers’ insurance.

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

The Company leases two adjacent facilities located in San Clemente, California. During December 2018, the Company extended the term of these facilities by three years, both of which now expire on December 31, 2024. Each agreement contains an option to extend the lease for one additional three-year period at market rates. The total leased square footage of these facilities equals approximately 98,000. In conjunction with these extensions, the lease landlord agreed to provide the Company with a tenant improvement allowance in the amount of the cost of any leasehold improvements, not to exceed approximately $0.3 million upon the Company providing the necessary documentation evidencing the costs of the allowable leasehold improvements.

On November 14, 2018, the Company entered into an office building lease pursuant to which the Company will lease one property containing three existing office buildings, comprising approximately 160,000 rentable square feet of space, located in Aliso Viejo, California (Aliso Facility). The term of the Aliso Facility will commence on May 1, 2019 and continue for thirteen years.  The agreement contains an option to extend the lease for two additional five year periods at market rates. The Company intends to relocate its corporate administrative headquarters, along with certain laboratory, research and development and warehouse space, to the Aliso Facility. The Company currently intends to maintain its manufacturing facilities at its San Clemente location for the foreseeable future.

The Company’s remaining U.S.-based and foreign subsidiaries’ leased office space totals less than 14,000 square feet.

The Company recorded deferred rent of $0.5 million and $0.3 million as of December 31, 2018 and December 31, 2017, respectively, in conjunction with its facilities lease agreements. Rent expense was $1.6 million, $1.5 million and $1.1 million for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively.

Future minimum payments under the aforementioned noncancelable operating leases for each of the five succeeding years are as follows (in thousands):

2019	$1,719
2020	2,929
2021	6,376
2022	6,496
2023	6,842
Thereafter	50,005
$74,367

Secured letter of credit

The Company had its bank issue a letter of credit in the amount of $8.8 million that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account equal to its face value, or $8.8 million as of December 31, 2018. Beginning as of the first day of the thirty-seventh month of the lease term, and on each twelve month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

Purchase commitment

As of December 31, 2018, the Company had noncancelable, firm purchase commitments of $3.4 million due beyond one year.

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the UC Agreement) with the Regents of the University of California (the University) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the University a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the UC Agreement, Glaukos agreed to pay to the University a low single‑digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $0.5 million. This ongoing product payment terminates on the date that the last of the Patent Rights expires, which is currently expected to be in 2022. For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, the Company recorded approximately $4.5 million, $3.9 million and $2.8 million in cost of sales, respectively, in connection with the product payment obligation.

Note 11.  Business segment information

Operating segments are identified as components of an enterprise about which segment discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The Company operates its business on the basis of one reportable segment—ophthalmic medical devices.

	Year ended
	December 31,
Geographic net sales information (in thousands)	2018	2017	2016

United States	$151,677	$140,902	$104,995
International	29,601	18,352	9,402
Total net sales	$181,278	$159,254	$114,397

	Property and equipment, net			Depreciation and amortization			Capital expenditures
	As of December 31,			Year ended December 31,			Year ended December 31,
	2018	2017	2016	2018	2017	2016	2018	2017	2016

United States	$19,040	$11,677	$7,463	$6,234	$5,406	$4,654	$10,288	$6,051	$6,493
International	113	117	130	30	76	68	27	221	56
Total	$19,153	$11,794	$7,593	$6,264	$5,482	$4,722	$10,315	$6,272	$6,549

Note 12. Selected Quarterly Financial Information (Unaudited)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2018	2018	2018	2018
Net sales	$40,133	$43,161	$43,908	$54,076
Cost of sales	5,786	6,160	6,011	7,118
Gross profit	34,347	37,001	37,897	46,958
Operating expenses:
Selling, general and administrative	27,155	28,638	31,632	32,104
Research and development	10,906	12,611	13,202	12,957
Total operating expenses	38,061	41,249	44,834	45,061
(Loss) income from operations	(3,714)	(4,248)	(6,937)	1,897
Non-operating income (expense)	1,008	(1,139)	353	412
Provision for income taxes	5	11	37	530
Net (loss) income	$(2,711)	$(5,398)	$(6,621)	$1,779
Net (loss) income per share (1):
Basic	$(0.08)	$(0.15)	$(0.19)	$0.05
Diluted	$(0.08)	$(0.15)	$(0.19)	$0.04

	Three months ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2017	2017	2017	2017
Net sales	$35,907	$41,285	$40,412	$41,650
Cost of sales	5,180	5,522	5,718	4,630
Gross profit	30,727	35,763	34,694	37,020
Operating expenses:
Selling, general and administrative	21,481	24,675	24,141	25,963
In-process research and development	—	5,320	—	—
Research and development	8,942	9,633	9,805	10,525
Total operating expenses	30,423	39,628	33,946	36,488
Income (loss) from operations	304	(3,865)	748	532
Non-operating income	629	586	630	437
Provision for income taxes	55	22	53	(37)
Net income (loss)	$878	$(3,301)	$1,325	$1,006
Net income (loss) per share (1):
Basic	$0.03	$(0.10)	$0.04	$0.03
Diluted	$0.02	$(0.10)	$0.04	$0.03

(1)	Net income or loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share amounts will not necessarily equal the annual per share amount.

Note 13.  Subsequent events

None.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of December 31, 2018.

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

Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

      Ernst & Young LLP, our independent registered public accounting firm, which audited the consolidated financial statements included in this Annual Report on Form 10‑K, has issued an audit report on our internal control over financial reporting. See Report of Independent Registered Public Accounting Firm below.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Glaukos Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Glaukos Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Glaukos Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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

February 27, 2019

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

The remaining information required by this Item 10 will be included in our Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

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

The exhibits listed in the Exhibit Index below are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

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

10.12+

Form of Notice of Grant of Option and Option Award Agreement under the 2015 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 001-37463) filed on May 9, 2018).

Exhibit Number	Description
10.13+

Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 2015 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (No. 001-37463) filed on August 6, 2018).

10.14+

Form of Director Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 2015 Omnibus Incentive Compensation Plan. (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K (No. 001-37463) filed on February 28, 2018).

10.15+	2015 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S‑1 (No. 333‑204091) filed on June 15, 2015).
10.16+	2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S‑1 (No. 333‑204091) filed on June 15, 2015).
10.17+	Thomas W. Burns Offer Letter dated July 10, 2014 (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S‑1 (No. 333‑204091) filed on May 12, 2015).
10.18+

Thomas W. Burns Amended and Restated Executive Severance and Change in Control Agreement dated November 3, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No 001-37464) filed on November 7, 2017).

10.19+	Chris M. Calcaterra Offer Letter dated July 10, 2014 (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S‑1 (No. 333‑204091) filed on May 12, 2015).
10.20+

Chris M. Calcaterra Amended and Restated Executive Severance and Change in Control Agreement dated November 3, 2017 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001‑37463) filed on November 7, 2017).

10.21+	Joseph E. Gilliam Offer Letter dated February 3, 2017 (incorporated by reference to Exhibit 99.2 to the to the Company’s Current Report on Form 8-K (File No. 001-37463) filed on February 6, 2017).
10.22+

Joseph E. Gilliam Amended and Restated Executive Severance and Change in Control Agreement dated November 3, 2017 (incorporated by reference to Exhibit 10.3 to the Form 8-K (File No. 001‑37463) filed on November 7, 2017)

10.23+

The Executive Nonqualified Excess Plan and the Executive Nonqualified Excess Plan Adoption Agreement (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K (No. 001-37463) filed on March 15, 2017)

10.24+	Directors’ Compensation Policy (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10‑K (File No. 001‑37463) filed on February 28, 2018).
10.25

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

10.27*†	Office Building Lease dated as of November 14, 2018, by and between the Registrant and CIP 2014/SG, Aliso Owner LLC.
10.28

Amended and Restated Patent License Agreement, by and between the Registrant and DOSE Medical Corporation, dated as of June 30, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8‑K (File No. 001‑37463) filed on June 30, 2015).

10.29†

First Amendment to Amended and Restated Patent License Agreement dated as of April 12, 2017 by and between Glaukos Corporation and DOSE Medical Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001‑37463) filed on April 12, 2017)

Exhibit Number	Description
10.30

Amended and Restated Transition Services Agreement, by and between the Registrant and DOSE Medical Corporation, dated as of June 30, 2015 (incorporated by reference to Exhibit 10.2 to the Form 8‑K (File No. 001‑37463) filed on June 30, 2015).

21*	Subsidiaries of Glaukos Corporation as of December 31, 2018
23.1*	Consent of Independent Registered Public Accounting Firm
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

*    Filed Herewith.

**  Furnished Herewith.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on February 27, 2019.

GLAUKOS CORPORATION

By:	/s/ Thomas W. Burns
Thomas W. Burns
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Burns	Chief Executive Officer, President and	February 27, 2019
Thomas W. Burns	Director (Principal Executive Officer)

/s/ Joseph E. Gilliam	Chief Financial Officer & SVP, Corporate Development	February 27, 2019
Joseph E. Gilliam	(Principal Accounting and Financial Officer)

/s/ William J. Link	Chairman of the Board	February 27, 2019
William J. Link, Ph.D.

/s/ Mark J. Foley	Director	February 27, 2019
Mark J. Foley

/s/ David F. Hoffmeister	Director	February 27, 2019
David F. Hoffmeister

/s/ Gilbert H. Kliman	Director	February 27, 2019
Gilbert H. Kliman, M.D.

/s/ Marc A. Stapley	Director	February 27, 2019
Marc A. Stapley

/s/ Aimee S. Weisner	Director	February 27, 2019
Aimee S. Weisner