Form 10-Q
period 2019-03-31
GLAUKOS Corp
filed 2019-05-08
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-37463

GLAUKOS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0945406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

229 Avenida Fabricante San Clemente, California	92672
(Address of registrant’s principal executive offices)	(Zip Code)

(949) 367-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GKOS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company’’ and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 6, 2019, there were 36,402,966 shares of the registrant’s Common Stock outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2019

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,680	$29,821
Short-term investments	111,575	110,667
Accounts receivable, net	20,622	18,673
Inventory, net	13,432	13,282
Prepaid expenses and other current assets	4,428	4,124
Total current assets	183,737	176,567
Restricted cash	8,813	8,775
Property and equipment, net	19,535	19,153
Operating lease right-of-use asset	12,772	-
Deferred tax asset and receivable, net	213	213
Deposits and other assets	2,965	2,262
Total assets	$228,035	$206,970

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,675	$6,286
Accrued liabilities	21,672	23,964
Deferred rent	-	115
Total current liabilities	27,347	30,365
Operating lease liability	12,174	-
Other liabilities	3,025	2,745
Total liabilities	42,546	33,110

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 36,361 and 36,135 shares issued and 36,333 and 36,107 shares outstanding at March 31, 2019 and December 31, 2018, respectively	36	36
Additional paid-in capital	390,887	378,352
Accumulated other comprehensive income	1,174	738
Accumulated deficit	(206,476)	(205,134)
Less treasury stock (28 shares as of March 31, 2019 and December 31, 2018)	(132)	(132)
Total stockholders' equity	185,489	173,860
Total liabilities and stockholders' equity	$228,035	$206,970

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Net sales	$54,026	$40,133
Cost of sales	7,111	5,786
Gross profit	46,915	34,347
Operating expenses:
Selling, general and administrative	34,925	27,155
Research and development	13,930	10,906
Total operating expenses	48,855	38,061
Loss from operations	(1,940)	(3,714)
Non-operating income:
Interest income	788	480
Other (expense) income, net	(68)	528
Total non-operating income	720	1,008
Loss before taxes	(1,220)	(2,706)
Provision for income taxes	122	5
Net loss	$(1,342)	$(2,711)
Basic net loss per share	$(0.04)	$(0.08)
Diluted net loss per share	$(0.04)	$(0.08)
Weighted average shares used to compute basic net loss per share	36,205	34,677
Weighted average shares used to compute diluted net loss per share	36,205	34,677

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(1,342)	$(2,711)
Other comprehensive income (loss):
Foreign currency translation adjustments	64	(494)
Unrealized gain (loss) on short-term investments, net of tax	372	(210)
Other comprehensive income (loss)	436	(704)
Total comprehensive loss	$(906)	$(3,415)

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income	deficit	Shares	Amount	equity
Balance at December 31, 2018	36,135	$36	$378,352	$738	$(205,134)	(28)	$(132)	$173,860
Common stock issued under stock plans	226	—	5,406	—	—	—	—	5,406
Stock-based compensation	—	—	7,129	—	—	—	—	7,129
Other comprehensive income	—	—	—	436	—	—	—	436
Net loss	—	—	—	—	(1,342)	—	—	(1,342)
Balance at March 31, 2019	36,361	$36	$390,887	$1,174	$(206,476)	(28)	$(132)	$185,489

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	loss	deficit	Shares	Amount	equity
Balance at December 31, 2017	34,647	$35	$331,073	$(591)	$(192,183)	(28)	$(132)	$138,202
Common stock issued under stock plans	208	—	2,839	—	—	—	—	2,839
Stock-based compensation	—	—	5,402	—	—	—	—	5,402
Other comprehensive loss	—	—	—	(704)	—	—	—	(704)
Net loss	—	—	—	—	(2,711)	—	—	(2,711)
Balance at March 31, 2018	34,855	$35	$339,314	$(1,295)	$(194,894)	(28)	$(132)	$143,028

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net loss	$(1,342)	$(2,711)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	842	1,665
Amortization of operating lease right-of-use asset	400	-
Loss on disposal of fixed assets	-	1
Stock-based compensation	7,129	5,402
Unrealized foreign currency losses (gains)	87	(499)
Amortization of discount on short-term investments	(112)	(58)
Deferred rent and other liabilities	689	839
Changes in operating assets and liabilities:
Accounts receivable, net	(1,959)	(863)
Inventory	(157)	(1,490)
Prepaid expenses and other current assets	(173)	(708)
Accounts payable and accrued liabilities	(5,134)	(8,056)
Other assets	(62)	26
Net cash provided by (used in) operating activities	208	(6,452)
Investing activities
Purchases of short-term investments	(16,613)	(27,919)
Proceeds from sales and maturities of short-term investments	16,189	24,097
Purchases of property and equipment	(651)	(1,246)
Investment in company-owned life insurance	(638)	(186)
Net cash used in investing activities	(1,713)	(5,254)
Financing activities
Proceeds from exercise of stock options	4,607	1,452
Share purchases under Employee Stock Purchase Plan	902	1,388
Payment of employee taxes related to vested restricted stock units	(102)	-
Net cash provided by financing activities	5,407	2,840
Effect of exchange rate changes on cash and cash equivalents	(5)	(55)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,897	(8,921)
Cash, cash equivalents and restricted cash at beginning of period	38,596	24,508
Cash, cash equivalents and restricted cash at end of period	$42,493	$15,587
Supplemental disclosures of cash flow information
Taxes paid	$40	$3

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

The accompanying condensed consolidated financial statements include the accounts of Glaukos and its wholly-owned subsidiaries. All significant intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.

The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements.  As permitted under those rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted.  In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial information contained herein.  The condensed consolidated balance sheet as of December 31, 2018 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements.  These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2018, which are contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on February 28, 2019. The results for the period ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period.

Note 2.  Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2019, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019, with the exception of the Company’s adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (Accounting Standards Codification (ASC) 842). See section below entitled “Leases” and Note 5, Leases for further discussion of the Company’s adoption of ASC 842 and related disclosures.

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the accompanying condensed consolidated financial statements relate to revenue recognition and stock‑based compensation expense. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, this process may result in actual results differing materially from those estimated amounts used in the preparation of the condensed consolidated financial statements.

Foreign currency translation

The accompanying condensed consolidated financial statements are presented in United States (U.S.) dollars. The Company considers the local currency to be the functional currency for its international subsidiaries. Accordingly, their assets and liabilities are translated into U.S. dollars using the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing throughout the periods presented. As a result, currency translation adjustments arising from period to period are charged or credited to accumulated other comprehensive income in stockholders’ equity. For the three months ended March 31, 2019, the Company reported a foreign currency translation gain of approximately $0.1 million and for the three months ended March 31, 2018, the Company reported a foreign currency translation loss of approximately $0.5 million.

Unrealized gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, primarily gains and losses on intercompany loans, are included in the condensed consolidated statements of operations as a component of other (expense) income, net. For the three months ended March 31, 2019 the Company reported net unrealized foreign currency transaction losses of $0.1 million and for the three months ended March 31, 2018, the Company reported net unrealized foreign currency transaction gains of $0.5 million.

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

The Company’s entire investment portfolio, except for restricted cash, is considered to be available for use in current operations and, accordingly, all such investments are stated at fair value using quoted market prices and classified as current assets, although the stated maturity of individual investments may be one year or more beyond the balance sheet date. The Company did not have any trading securities or restricted investments at March 31, 2019 or December 31, 2018.

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

Restricted cash

The Company had a bank issue a letter of credit in the amount of $8.8 million related to its Aliso Viejo, California office building lease, which commenced on April 1, 2019. The letter of credit is secured with an amount of cash held in a restricted account equal to its face value, or $8.8 million as of March 31, 2019 and December 31, 2018. Beginning as of the first day of the thirty-seventh month of the lease term, and on each twelve month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million. See Note 10. Commitments and Contingencies for additional information related to the Aliso Viejo, California office building lease and associated letter of credit commitment.

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

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. In September 2017, the FASB issued ASU No. 2017-13, which provides additional clarification and implementation guidance on the previously issued ASU No. 2016-02 (collectively, (ASC 842)). Under the new guidance, a lessee is required to recognize a lease liability and a right-of-use asset for all leases with terms in excess of 12 months.

Consistent with historical guidance, a lessee’s recognition, measurement, and presentation of expenses and cash flows arising from a lease will continue to depend primarily on its classification. ASC 842 was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted the requirements of ASC 842 effective January 1, 2019 and has elected the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840, Leases.

For leases that commenced before the effective date of ASC 842, the Company elected the transition package of three practical expedients permitted within ASC 842, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs.

The Company did not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets. Further, the Company elected a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e., leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. As a result of adopting ASC 842 as of January 1, 2019, the Company recorded an operating lease right-of-use asset of $12.8 million and related operating lease liability of $13.4 million, respectively, primarily related to facilities and certain equipment, based on the present value of the future lease payments on the date of adoption. Adopting ASC 842 did not have a material impact on the Company’s condensed consolidated statements of operations and cash flows. See Note 5, Leases for further discussion of the Company’s adoption of ASC 842 and related disclosures.

The Company determines if an arrangement is a lease at inception. As a lessee, right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the implicit rates in the Company’s leases are not readily available, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The lease terms used to calculate the right-of-use asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as depreciation expense and interest expense using the accelerated interest method of recognition.

Revenue recognition

The Company accounts for revenue in accordance with ASC 606, Revenue Recognition – Revenue from Contracts with Customers and its related amendments (ASC 606) and applies the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

At each financial reporting date, the Company accrues the estimated unpaid costs of clinical study activities performed during a period by third party clinical sites with whom the Company has agreements that provide for fees based upon the quantities of subjects enrolled and clinical evaluation visits that occur over the life of the study. The cost estimates are determined based upon a review of the agreements and data collected by internal and external clinical personnel as to the status of enrollment and subject visits, and are based upon the facts and circumstances known to the Company at each financial reporting date. If the actual performance of activities varies from the assumptions used in the cost estimates, the accruals are adjusted accordingly. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities during the three months ended March 31, 2019.

Stock‑based compensation

The Company recognizes compensation expense for all stock-based awards granted to employees and nonemployees, including members of its board of directors.

The fair value of stock option awards is estimated at the grant date using the Black-Scholes option pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period using the straight-line method. The determination of the fair value-based measurement of stock options on the date of grant using an option pricing model is affected by the determination of the fair value of the underlying stock as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s stock price volatility over the expected term of the grants, and actual and projected stock option exercise behaviors. In the future, as additional empirical evidence regarding these estimates becomes available, the Company may change or refine its approach of deriving them, and these changes could impact the fair value-based measurement of stock options granted in the future. Changes in the fair value-based measurement of stock awards could materially impact the Company’s operating results.

The fair value of restricted stock unit (RSU) awards is equal to the closing market price of the Company’s common stock on the grant date.

Software Costs

The Company currently expenses software service costs along with any associated implementation costs as services are provided and implementation costs are incurred.

Comprehensive loss

All components of comprehensive loss, including net loss, are reported in the condensed consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non‑owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments.

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

The Company’s computation of net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net loss – basic and diluted	$(1,342)	$(2,711)
Denominator:
Weighted average number of common shares outstanding - basic	36,205	34,677
Weighted average number of common shares outstanding - diluted	36,205	34,677

Basic net loss per share	$(0.04)	$(0.08)

Diluted net loss per share	$(0.04)	$(0.08)

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive were as follows (in common stock equivalent shares, in thousands):

	Three Months Ended
	March 31,
	2019	2018
Stock options outstanding	3,572	5,965
Unvested restricted stock units	351	166
Employee stock purchase plan	16	22
	3,939	6,153

Recently adopted accounting pronouncements

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02) that gives entities the option to reclassify to retained earnings tax effects related to items that have been stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the Act). A company that elects to reclassify these amounts must reclassify stranded tax effects related to the Act’s change in U.S. federal tax rate for all items accounted for in other comprehensive income. Companies can also elect to reclassify other stranded effects that relate to the Act but do not directly relate to the change in the federal rate. Companies can choose whether to apply the amendments retrospectively to each period in which the effect of the Act is recognized or to apply the amendments in the period of adoption. The guidance was effective for the Company for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted ASU 2018-02 effective January 1, 2019 and the adoption did not have a material impact to the Company’s condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered, or the service has been rendered, and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The accounting standard was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company adopted the guidance effective January 1, 2019 and the guidance did not have a material impact to the Company’s condensed consolidated financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the SEC Release), to eliminate or modify certain disclosure rules that are redundant, outdated, or duplicative of GAAP or other regulatory requirements. Among other changes, the SEC Release expanded the disclosure requirements related to the analysis of stockholders’ equity within a Company’s interim condensed consolidated financial statements. Presentation of the changes in each caption of stockholders’ equity presented on the condensed consolidated balance sheets must be provided in a note or separate statement, and the Company has elected to include a separate statement (the Condensed Consolidated Statements of Stockholders’ Equity above) to present activity during the three months ended March 31, 2019 and March 31, 2018.

See above under “Leases” for a discussion of ASC 842, which was adopted effective January 1, 2019.

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which provided additional implementation guidance on the previously issued guidance. The Company is assessing the potential impacts of these standards, however does not believe there will be a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) (ASU 2018-13), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The guidance expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is assessing the potential impacts of the standard, however does not believe there will be a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14), which amends current guidance to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 is effective for the Company for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. The Company has not yet completed its assessment of the impact of ASU 2018-14 on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15 , Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15) which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company is assessing the potential impacts of the standard.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606 (ASU 2018-18). ASU 2018-18 clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer and precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. For the Company, these amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted, including adoption in any interim period, for entities that have adopted ASC 606. The Company is assessing the potential impacts of the standard.

Note 3.  Balance Sheet Details

Short-term investments

Short-term investments consisted of the following (in thousands):

	At March 31, 2019
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government bonds	less than 1	$300	$-	$-	$300
U.S. government agency bonds	less than 1	1,996	-	(7)	1,989
Bank certificates of deposit	less than 2	15,000	15	-	15,015
Commercial paper	less than 1	11,814	6	(1)	11,819
Corporate notes	less than 3	55,206	129	(48)	55,287
Asset-backed securities	less than 3	27,153	60	(48)	27,165
Total		$111,469	$210	$(104)	$111,575

	At December 31, 2018
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government bonds	less than 1	$1,300	$-	$(3)	$1,297
U.S. government agency bonds	less than 1	1,994	-	(12)	1,982
Bank certificates of deposit	less than 2	15,201	2	(3)	15,200
Commercial paper	less than 1	9,597	1	(5)	9,593
Corporate notes	less than 3	60,923	24	(194)	60,753
Asset-backed securities	less than 3	21,918	18	(94)	21,842
Total		$110,933	$45	$(311)	$110,667

Accounts receivable, net

Accounts receivable consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accounts receivable	$21,366	$19,333
Allowance for doubtful accounts	(744)	(660)
	$20,622	$18,673

Inventory, net

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Finished goods	$4,989	$4,256
Work in process	3,668	3,197
Raw material	4,775	5,829
	$13,432	$13,282

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued bonuses	$2,820	$8,604
Accrued vacation benefits	2,754	2,446
Accrued legal expenses	2,520	2,466
Accrued Employee Stock Purchase Plan liability	1,509	1,154
Accrued contract payments (see Note 10)	1,353	1,357
Other accrued liabilities	10,716	7,937
	$21,672	$23,964

Note 4.  Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands). The Company did not have any financial liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

		At March 31, 2019
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	March 31,	identical assets	inputs	inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$222	$222	$-	$-
U.S. government agency bonds (ii)	1,990	-	1,990	-
U.S. government bonds (ii)	300	-	300	-
Bank certificates of deposit (ii)	15,015	-	15,015	-
Commercial paper (ii) (iii)	12,919	-	12,919	-
Corporate notes (ii)	55,286	-	55,286
Asset-backed securities (ii)	27,165	-	27,165
	$112,897	$222	$112,675	$-

		At December 31, 2018
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$1,156	$1,156	$-	$-
U.S. government agency bonds (ii)	1,982	-	1,982	-
U.S. government bonds (ii)	1,297	-	1,297	-
Bank certificates of deposit (ii)	15,201	-	15,201	-
Commercial paper (ii)	9,593	-	9,593	-
Corporate notes (ii) (iv)	61,752	-	61,752	-
Asset-backed securities (ii)	21,842	-	21,842	-
	$112,823	$1,156	$111,667	$-

(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)

As of March 31, 2019, a commercial paper investment totaling $1,100 (in thousands) is included in cash and cash equivalents on the condensed consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the condensed consolidated balance sheets.

(iv)

As of December 31, 2018, a corporate note investment totaling $1,000 (in thousands) is included in cash and cash equivalents on the condensed consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the condensed consolidated balance sheets.

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

Note 5.   Leases

The Company has operating leases for facilities and certain equipment.  Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet. Lease expense for leases is recognized on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASC 842, the Company combines lease and non-lease components. See Note 1, Organization and Basis of Presentation for additional information.

The Company's leases have remaining lease terms of approximately one year to nine years, some of which include options to extend the leases for up to six years, and some of which include options to terminate the lease within one year. The exercise of lease renewal options is at the Company's sole discretion. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for common area maintenance, landlord incentives and/or inflation.

The Company leases two adjacent facilities located in San Clemente, California. During December 2018, the Company extended the term of these facilities by three years, both of which now expire on December 31, 2024. Each agreement contains an option to extend the lease for one additional three year period at market rates. The total leased square footage of these facilities equals approximately 98,000. In conjunction with these extensions, the lease landlord agreed to provide the Company with a tenant improvement allowance in the amount of the cost of any leasehold improvements, not to exceed approximately $0.3 million upon the Company providing the necessary documentation evidencing the costs of the allowable leasehold improvements.

On November 14, 2018, the Company entered into an office building lease pursuant to which the Company will lease one property containing three existing office buildings, comprising approximately 160,000 rentable square feet of space, located in Aliso Viejo, California (Aliso Facility). The term of the Aliso Facility commenced on April 1, 2019 and continues for thirteen years. The agreement contains an option to extend the lease for two additional five year periods at market rates. The Company intends to relocate its corporate administrative headquarters, along with certain laboratory, research and development and warehouse space, to the Aliso Facility. The Company is involved in the planning, design and construction of the Aliso Facility leasehold improvements. The Company currently intends to maintain its manufacturing facilities at its San Clemente location for the foreseeable future.

The Company’s remaining U.S.-based and foreign subsidiaries’ leased office space totals less than 14,000 square feet.

The following table presents the lease balances within the condensed consolidated balance sheets:

Leases
(in thousands)	Classification	March 31, 2019
Assets
Operating	Operating lease right-of-use asset	$12,772

Liabilities
Current
Operating	Accrued liabilities	$1,178
Noncurrent
Operating	Operating lease liability	12,174
Total lease liabilities		$13,352

Note: As the implicit rates in the Company’s leases are not readily available, the incremental borrowing rate was determined based on the information available at commencement date in determining the present value of lease payments.

For the three month period ended March 31, 2019, the component of operating lease expense was as follows:

		Three Months Ended
Lease Cost		March 31,
(in thousands)	Classification	2019
Fixed operating lease cost	Selling, general and administrative expenses	$587	(a)

(a)	Includes short-term leases, which are immaterial.

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2019:

Maturity of Lease Liabilities	Operating
(in thousands)	Leases (a)
Remainder of 2019	$1,470
2020	1,930
2021	1,715
2022	1,622
2023	1,943
Thereafter	8,284
Total lease payments	$16,964
Less: imputed interest	3,612
Total operating lease liabilities	$13,352

(a)

Operating lease payments include $12.0 million related to options to extend lease terms that are reasonably certain of being exercised. However, the operating lease payments exclude $99.0 million of legally binding minimum lease payments for leases signed but not yet commenced, primarily related to the Aliso facility.

The weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of March 31, 2019 were:

Lease Term and Discount Rate	March 31, 2019
Weighted average remaining lease term (years)
Operating leases	8.2
Weighted average discount rate
Operating leases	5.5%

Supplemental cash flow information related to the Company’s operating leases was as follows:

Three Months Ended
Other Information	March 31,
(in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities	$531

Note 6.   Intangible Assets

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

In November 2013, the Company entered into an amended agreement with GMP in which remaining royalties payable to GMP (the Buyout Agreement) were canceled in exchange for the issuance of $17.5 million in promissory notes payable to GMP and a party related to GMP. The Company concluded that the $17.5 million transaction represented the purchase of an intangible asset. The Company estimated a useful life of five years over which the intangible asset is being amortized to cost of sales in the accompanying statements of operations, which amortization period was determined after consideration of the projected outgoing royalty payment stream had the Buyout Agreement not occurred, and the remaining life of the patents obtained in the Original GMP Agreement. After determining that the pattern of future cash flows associated with this intangible asset could not be reliably estimated with a high level of precision, the Company concluded that the intangible asset would be amortized on a straight‑line basis over the estimated useful life.

The Company recorded amortization expense of $0.9 million related to this intangible asset in cost of sales for the three months ended March 31, 2018, and the intangible asset was fully amortized as of November 2018.

Note 7. Revenue from Contracts with Customers

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

Contract balances

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. As payment terms on invoiced amounts are typically 30 days, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of March 31, 2019 and December 31, 2018, all amounts included in accounts receivable, net on the condensed consolidated balance sheets are related to contracts with customers.

The Company does not have any contract assets given that the Company does not have any unbilled receivables and sales commissions are expensed within selling, general and administrative expenses within the condensed consolidated statement of operations when incurred as any incremental cost of obtaining contracts with customers would have an amortization period of less than one year.

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

During three months ended March 31, 2019, the Company did not recognize any revenue related to changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

Note 8.  Stock-Based Compensation

The Company has four stock-based compensation plans (collectively, the Stock Plans)—the 2001 Stock Option Plan (the 2001 Stock Plan), the 2011 Stock Plan (the 2011 Stock Plan), the 2015 Omnibus Incentive Compensation Plan (the 2015 Stock Plan) and the ESPP. The 2015 Stock Plan permits grants of RSU awards.

The purpose of these plans is to provide incentives to employees, directors and nonemployee consultants. The Company no longer grants any awards under the 2001 Stock Plan or the 2011 Stock Plan. The maximum term of any stock options granted under the Stock Plans is 10 years. For employees and nonemployees, stock options generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly or annually over the remaining three years. Stock options are granted at exercise prices at least equal to the fair value of the underlying stock at the date of the grant. For employees and nonemployees, generally, RSU awards vest 25% on each of the first, second, third and fourth anniversaries of the grant date and in certain cases, vest one year after grant date.

In 2019, the Compensation Committee approved the grant of performance-based equity awards (PBEAs) to the Company’s named executive officers and certain other employees pursuant to the 2015 Stock Plan. These PBEAs will only vest upon the Compensation Committee’s confirmation of the satisfaction of a pre-determined Company operational goal. The goal must be reached within three years of the grant date or the PBEA grants will lapse and be forfeited for no consideration.

The ESPP permits eligible employees to purchase shares of the Company’s common stock, using contributions via payroll deductions of up to 15% of their earnings, at a price per share equal to 85% of the lower of the stock’s fair market value on the offering date or purchase date. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

Stock Options

The following table summarizes stock option activity under the 2001 Stock Plan, 2011 Stock Plan and 2015 Stock Plan during the three months ended March 31, 2019 (in thousands):

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic Value
	Options	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2018	6,307	$23.69	6.7	$204,896
Granted	103	69.30
Exercised	(148)	22.16		$7,322
Canceled/forfeited/expired	(1)	26.41
Outstanding at March 31, 2019	6,261	$24.47	6.7	$337,260
Vested and expected to vest at March 31, 2019	6,163	$24.25	6.6	$333,581
Exercisable at March 31, 2019	4,202	$18.64	5.9	$250,981

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock on the date of exercise.

The weighted average estimated grant date fair value per share of stock options granted during the three months ended March 31, 2019 and March 31, 2018 was $33.02 and $30.92, respectively.

The total fair value of stock options that vested during the three months ended March 31, 2019 and March 31, 2018 was $6.3 million and $9.3 million, respectively.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the assumptions noted in the following table.  The weighted average assumptions used to estimate the fair value of options granted to employees and non-employees were as follows:

	Three Months Ended
	March 31,
	2019	2018
Risk-free interest rate	2.56%	2.67%
Expected dividend yield	0.00%	0.0%
Expected volatility	46.7%	44.9%
Expected term (in years)	6.01	6.10

Restricted Stock Units

The following table summarizes the activity of unvested RSUs (including PBEAs) under the Stock Plans during the three months ended March 31, 2019:

		Weighted-
	Number of	average
	shares	grant date
	(in thousands)	fair value
Unvested at December 31, 2018	532	$35.17
Granted	131	63.70
Vested	(10)	$27.08
Canceled/forfeited	-	-
Unvested at March 31, 2019	653	$41.27

The total fair value of RSUs made to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date. The total fair value of RSUs that vested during the three months ended March 31, 2019 was $0.3 million. No RSUs vested during the three months ended March 31, 2018.

All share-based compensation arrangements

The following table summarizes the allocation of stock-based compensation related to stock options and RSUs in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cost of sales	$223	$174
Selling, general and administrative	5,487	4,016
Research and development	1,419	1,212
Total	$7,129	$5,402

At March 31, 2019, the total unamortized stock‑based compensation expense was approximately $52.6 million. Of the approximately $52.6 million in unamortized stock-based compensation expense, $35.6 million was attributable to stock options and is to be recognized over the stock options’ remaining vesting terms of approximately 4.0 years (2.3 years on a weighted average basis). The remaining $17.0 million was attributable to RSUs and is to be recognized over the restricted stock units’ vesting terms of approximately 4.0 years (3.1 years on a weighted-average basis).

The total stock-based compensation cost capitalized in inventory was not material for the periods ended March 31, 2019 and March 31, 2018.

Note 9.  Income Taxes

The provision for income taxes is determined using an effective tax rate. For the three months ended March 31, 2019, the Company’s estimated annual effective tax rate of (2.9)% was lower than the U.S. federal statutory rate primarily due to the generation of U.S. net operating loss carryforwards for which no benefit has been recognized due to the Company’s full valuation allowance, as well as state and foreign income taxes. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the annual effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. For the three months ended March 31, 2019, the Company recorded a provision for income taxes of $122,000, which was primarily comprised of state and foreign income taxes. For the three month period ended March 31, 2018, the Company recorded a provision for income taxes of $5,000, which was comprised of state income taxes.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities along with net operating loss and tax credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. For the three months ended March 31, 2019, the Company has established a valuation allowance for all deferred tax assets.

Additionally, the Company follows an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. For the three months ended March 31, 2019 and March 31, 2018, the Company has gross unrecognized tax benefits of $13.6 million and $7.2 million, respectively.

Note 10.  Commitments and Contingencies

Litigation

On April 14, 2018, the Company filed a patent infringement lawsuit against Ivantis, Inc. (Ivantis) in the U.S. District Court for the Central District of California, Southern Division (the Court), alleging that Ivantis’ Hydrus® Microstent device infringes the Company’s U.S. Patent Nos. 6,626,858 and 9,827,143. In August 2018, Ivantis filed counterclaims alleging that the Company’s iStent inject infringes three patents which Ivantis acquired after the start of the litigation (Acquired Patents). The parties are currently engaged in fact discovery. The Company filed an early motion seeking a judgment of non-infringement of the Acquired Patents, which the Court granted on March 18, 2019. As a result, the Acquired Patents that Ivantis sought to assert against the Company are no longer part of the lawsuit. On April 29, 2019, the Court granted a joint request by the parties to continue the trial date.  The trial is now anticipated to begin on or around July 28, 2020. Additionally, in May 2018, Ivantis filed Inter Partes Review (IPR) petitions with the Patent Trial and Appeal Board (PTAB) on the patents the Company has asserted in the litigation. The PTAB denied institution of the petitions in December 2018, but Ivantis filed new petitions shortly thereafter. The PTAB’s decision on institution of this second round of petitions is expected in July 2019. In April 2019, Ivantis filed another IPR petition in its third round of IPR petitions, and the Company expects to receive an institution decision in the second half of 2019. The Company believes that the PTAB petitions are without merit, and intends to continue vigorously defending itself. The Company is currently unable to predict the ultimate outcome of this matter or reasonably estimate a possible loss or range of loss, and thus, no amounts have been accrued in the condensed consolidated financial statements.

Secured letter of credit

The Company had a bank issue a letter of credit in the amount of $8.8 million that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account equal to its face value, or $8.8 million as of March 31, 2019. Beginning as of the first day of the thirty-seventh month of the lease term, and on each twelve month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the UC Agreement) with the Regents of the University of California (the University) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the University a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the UC Agreement, Glaukos agreed to pay to the University a low single-digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $0.5 million. This ongoing product payment terminates on the date that the last of the Patent Rights expires, which is currently expected to be in 2022. For the three months ended March 31, 2019 and March 31, 2018, the Company recorded approximately $1.3 million and $1.0 million, respectively, in cost of sales in connection with this product payment obligation.

Executive Deferred Compensation Plan

Pursuant to the Company’s deferred compensation plan (the Deferred Compensation Plan) eligible senior level employees are permitted to make elective deferrals of compensation to which he or she will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of company-owned life insurance policies (COLIs).  The fair value of the Deferred Compensation Plan liability, included in other liabilities on the condensed consolidated balance sheets, was approximately $2.6 million and $2.0 million as of March 31, 2019 and December, 31, 2018, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the condensed consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $2.5 million and $1.9 million as of March 31, 2019 and December 31, 2018, respectively.

Global enterprise systems implementation

Beginning in the first quarter of 2019, the Company is implementing improved enterprise systems and other technology optimizations and facilities infrastructure globally. As of March 31, 2019, the Company has firm purchase commitments related to these implementations of approximately $7.3 million.

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

	Three months ended
	March 31,
Geographic Net Sales Information (in thousands)	2019	2018
United States	$44,218	$33,613
International	9,808	6,520
Total net sales	$54,026	$40,133

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (SEC) on February 28, 2019.

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

Our iStent, a trabecular micro‑bypass stent that is designed to reduce intraocular pressure by restoring the natural physiologic pathways for aqueous humor, was the first commercially available MIGS treatment solution. Our next generation iStent inject, includes two stents pre-loaded in an auto-injection inserter that are also designed to lower intraocular pressure. The iStent and iStent inject are approved by the United States Food and Drug Administration (FDA) for insertion in combination with cataract surgery and are currently reimbursed by Medicare and all major national private payors. The iStent and iStent inject are also commercially available in select markets outside the U.S. In these non-U.S. markets, they are approved for use in conjunction with cataract surgery or as a standalone procedure, even though reimbursement may not always be available for all such procedures.

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

Additionally, in April 2019 we announced that we had entered into a multi-year distribution agreement with Santen Inc., the U.S. subsidiary of Santen Pharmaceutical Co., Ltd. (Santen).  Pursuant to this distribution agreement, upon potential FDA approval, we would become the exclusive U.S. distributor of the MicroShunt, which is currently being studied in an FDA pivotal study.  Following anticipated completion of the premarket approval application (PMA) submission in 2019, Santen intends to seek FDA PMA approval and, if approved, U.S. launch of the product is targeted within calendar year 2020.  The MicroShunt is a minimally-invasive ab-externo device being developed for treatment of primary open-angle glaucoma where IOP is uncontrolled with maximum tolerated medical therapy or where progression of the disease warrants surgery.

Our net sales increased to $54.0 million for the three months ended March 31, 2019 from $40.1 million for the three months ended March 31, 2018. We incurred net losses in each of the three month periods ended March 31, 2019 and March 31, 2018 of $1.3 million and $2.7 million, respectively.

As of March 31, 2019 and December 31, 2018, we had an accumulated deficit of $206.5 million and $205.1 million, respectively.

We have made and expect to continue to make significant investments in our global sales force, marketing programs, research and development activities and clinical studies. FDA‑approved IDE studies and new product development programs in our industry are expensive, and we have incurred a significant increase in administrative costs since we began operating as a public company. In addition, we have entered into a long-term lease at a new facility in Aliso Viejo, California and have firm purchase commitments to implement global enterprise systems that began in the first quarter of 2019. Accordingly, although we achieved profitability in 2016 and certain periods of 2017 and 2018, we incurred a net loss for 2018 and in the first quarter of 2019, and there can be no assurance that we will be profitable in the future.

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

We anticipate our net sales will increase as we expand our global sales and marketing infrastructure and continue to increase awareness of our products by expanding our sales base and increasing our marketing efforts. We also expect that our net sales within a fiscal year may be impacted seasonally and reflect seasonality patterns generally consistent with U.S. cataract procedure volumes, which are typically softer in the first quarter and stronger in the fourth quarter of a given year. However, until recently, our iStent was the only MIGS device approved for sale in the United States by the FDA. Thus, for several years we had commercialized the iStent in the United States without any direct MIGS competitors. Other MIGS devices have now become available in the United States and globally, including our iStent inject, or are in development by third parties that have entered or could enter the market and which may affect adoption of or demand for our products. These MIGS products or other products that may be developed and receive regulatory approval, could achieve greater commercial acceptance, demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our iStent, iStent inject or our other pipeline products under development, which may reduce demand for our primary products, the iStent and iStent inject as well as for our products in development.

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

Beginning in late 2013, cost of sales has included amortization of the $17.5 million intangible asset we recognized in connection with our royalty buyout agreement with GMP Vision Solutions, Inc. in November 2013. Amortization expense was $0.9 million during the three months ended March 31, 2018 and the intangible asset was fully amortized as of November 2018.

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

Selling, general and administrative

Our selling, general and administrative (SG&A) expenses primarily consist of personnel‑related expenses, including salaries, sales commissions, bonuses, fringe benefits and stock‑based compensation for our executive, financial, marketing, sales, and administrative functions. Other significant SG&A expenses include marketing programs, advertising, post-approval clinical studies, conferences and congresses, and travel expenses, as well as the costs associated with obtaining and maintaining our patent portfolio, professional fees for accounting, auditing, consulting and legal services, including costs to implement our global enterprise systems, travel and allocated overhead expenses.

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

Non-operating income

Non-operating income primarily consists of interest income derived from our short-term investments, along with unrealized gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar, primarily related to intercompany loans.

Income taxes

Our tax provision is comprised of U.S. state and foreign income taxes. We do not currently provide a tax benefit for losses which arise from our operations for financial reporting purposes. We placed a full valuation allowance against our net deferred tax assets as we believe it is not more likely than not that our net deferred tax assets will be realized. We have provided for the tax effects of uncertain tax positions in our tax provision.

Additionally, we follow an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. For the three months ended March 31, 2019 and March 31, 2018, we have gross unrecognized tax benefits of $13.6 million and $7.2 million, respectively.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and March 31, 2018

	Three Months Ended
	March 31,		% Increase
(in thousands)	2019	2018	(decrease)
Statements of operations data:
Net sales	$54,026	$40,133	35%
Cost of sales	7,111	5,786	23%
Gross profit	46,915	34,347	37%
Operating expenses:
Selling, general and administrative	34,925	27,155	29%
Research and development	13,930	10,906	28%
Total operating expenses	48,855	38,061	28%
Loss from operations	(1,940)	(3,714)	(48)%
Total non-operating income, net	720	1,008	(29)%
Provision for income taxes	122	5	NM
Net loss	$(1,342)	$(2,711)	(50)%

NM = Not Meaningful

Net sales

Net sales for the three months ended March 31, 2019 and March 31, 2018 were $54.0 million and $40.1 million, respectively, reflecting an increase of $13.9 million or 35%.  The increase in net sales resulted primarily from expansion of direct sales operations in our existing international markets, U.S. sales of our iStent inject and the withdrawal from the market of a competitive MIGS device. Net sales in the United States were $44.2 million and $33.6 million for the three months ended March 31, 2019 and March 31, 2018, respectively, increasing by 32%. International sales for the three months ended March 31, 2019 and March 31, 2018 were $9.8 million and $6.5 million, respectively, increasing by 50%. Net sales at our subsidiaries in Australia, Germany, Japan, and the United Kingdom accounted for the majority of the increase internationally.

Cost of sales

Cost of sales for the three months ended March 31, 2019 and March 31, 2018 were $7.1 million and $5.8 million, respectively, reflecting an increase of $1.3 million or 23%. Our gross margin was 87% for the three months ended March 31, 2019 and 86% for the three months ended March 31, 2018.

Selling, general and administrative expenses

SG&A expenses for the three months ended March 31, 2019 and March 31, 2018 were $34.9 million and $27.2 million, respectively, reflecting an increase of approximately $7.8 million or 29%. The increase in SG&A expenses was primarily the result of approximately $2.6 million in additional compensation and related employee expense associated with our growing number of domestic and international employees as well as an increase of approximately $3.4 million in consulting and professional services, including expenses related to our global enterprise systems implementation and legal fees associated with our previously-disclosed patent litigation, with the remaining increase comprised of other SG&A expenses such as training samples related to our recent U.S. launch of iStent inject, and non-employee related expenses incurred by our foreign subsidiaries.

Research and development expenses

R&D expenses for the three months ended March 31, 2019 and March 31, 2018 were $13.9 million and $10.9 million, respectively, reflecting an increase of $3.0 million or 28%.  The increase in R&D expenses was primarily the result of approximately $0.9 million in additional compensation and related employee expenses as well as an overall increase of approximately $2.1 million in other core R&D and clinical expenses, including expenses associated with our iDose Travoprost Phase III clinical trials.

Non-operating income, net

We had non-operating income of $0.7 million and $1.0 million for the three months ended March 31, 2019 and March 31, 2018, respectively.  The decrease in non-operating income, net primarily relates to the recognition of unrealized foreign currency losses due to higher intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates, offset by increases in interest income related to our short-term investments.

Provision for income taxes

Our effective tax rate for the first quarter of 2019 was (2.9)%.    For the three months ended March 31, 2019 and March 31, 2018, we recorded a provision for income taxes of $122,000 and $5,000, respectively, which were primarily comprised of state and foreign income taxes in both periods.

Liquidity and Capital Resources

For the three months ended March 31, 2019, we incurred a net loss of $1.3 million; however, we generated cash from operations of $0.2 million. As of March 31, 2019, we had an accumulated deficit of approximately $206.5 million. We have funded our operations to date from the sale of equity securities, the issuance of notes payable, cash from exercises of stock options and warrants to purchase equity securities and cash generated from operations. We have made and expect to continue to make significant investments in our global sales force, marketing programs, research and development activities and clinical studies. FDA‑approved IDE studies and new product development programs in our industry are expensive, and we have also incurred a significant increase in administrative costs since we began operating as a public company in 2015. In addition, we have entered into a long-term lease at a new facility in Aliso Viejo, California and have firm purchase commitments to implement global enterprise systems that began in the first quarter of 2019. Accordingly, although we were profitable in 2016 and certain periods in 2017 and 2018, and have generated cash from commercial operations in those years, we incurred a net loss in the year ended December 31, 2018 and the three months ended March 31, 2019 and there can be no assurance that we will continue to be profitable or continue to generate cash from operations.

At March 31, 2019, we had $154.1 million in cash, cash equivalents, restricted cash and short-term investments. We plan to fund our operations and capital funding needs using existing cash and investments and cash generated from commercial operations, and we may seek to obtain additional financing in the future through debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all. We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and cash generated from commercial operations will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date our condensed consolidated financial statements for the three months ended March 31, 2019 are made publicly available.

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$33,680	$29,821
Short-term investments	111,575	110,667
Accounts receivable, net	20,622	18,673
Accounts payable	5,675	6,286
Accrued liabilities	21,672	23,964
Working capital (1)	156,390	146,202
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

The following table is a condensed summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$208	$(6,452)
Investing activities	(1,713)	(5,254)
Financing activities	5,407	2,840
Exchange rate changes	(5)	(55)
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,897	$(8,921)

At March 31, 2019, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the three months ended March 31, 2019, our operating activities generated $0.2 million, whereas in the three months ended March 31, 2018, our operating activities used $6.5 million.

For the three months ended March 31, 2019, included in net cash provided by operating activities were non-cash items of $9.0 million, primarily consisting of stock‑based compensation expense of $7.1 million and depreciation and amortization of $0.8 million. In addition to the net loss of $1.3 million, these non-cash items were partially offset by changes in operating assets and liabilities of $7.5 million, which resulted from decreases in accounts receivable, inventory, prepaid expenses and other current assets and other assets totaling $2.4 million, and increases in accounts payable and accrued liabilities of $5.1 million.

For the three months ended March 31, 2018, included in net cash used in operating activities were non-cash items of $7.4 million, primarily consisting of stock‑based compensation expense of $5.4 million and depreciation and amortization of $1.7 million. In addition to the net loss of $2.7 million, these non-cash items were offset by changes in operating assets and liabilities of $11.1 million, which resulted from decreases in accounts receivable, inventory, and prepaid expenses and other current assets totaling $3.1 million, and increases in accounts payable and accrued liabilities of $8.1 million.

Investing activities

In the three months ended March 31, 2019 and March 31, 2018, our investing activities used $1.7 million and $5.3 million of cash, respectively.

For the three months ended March 31, 2019, we used cash of approximately $16.6 million for purchases of short-term investments, received cash of approximately $16.2 million from sales and maturities of short-term investments, and used approximately $0.6 million related to investments in company-owned life insurance.

For the three months ended March 31, 2018, we used cash of approximately $27.9 million for purchases of short-term investments, received cash of approximately $24.1 million from sales and maturities of short-term investments, and used approximately $0.2 million related to investments in company-owned life insurance.

Cash used for purchases of property and equipment was approximately $0.7 million and $1.2 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

We expect to increase our investment in property and equipment in the future as we expand our manufacturing capacity for current and new products, improve our manufacturing efficiency and for overall facility expansion, as previously discussed above.

Financing activities

In the three months ended March 31, 2019 and March 31, 2018, our financing activities provided $5.4 million and $2.8 million, respectively.

For the three months ended March 31, 2019, we received net cash proceeds of approximately $5.5 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan.

For the three months ended March 31, 2018, we received net cash proceeds of approximately $2.8 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan.

Commitments

As of March 31, 2019, the Company had material commitments for capital expenditures of approximately $1.2 million and had material commitments related to our global enterprise systems implementation of approximately $7.3 million. We plan to fund these commitments with our cash and cash equivalents.

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

Critical accounting policies and significant estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the condensed consolidated financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and such differences could be material to our financial position and results of operations.

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of

Operations—Critical Accounting Policies and Significant Estimates” included in Part II, Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2018. There have been no material changes to our critical accounting policies and estimates as disclosed therein, with the exception of the Company’s adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASC 842). See the section entitled “Leases” within the Company’s Summary of Significant Accounting Policies and Note 5, Leases for further discussion of the Company’s adoption of ASC 842 and related disclosures.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our exposure to market risk since December 31, 2018.  Refer to Item 7A “Quantitative and Qualitative Disclosures about “Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018 for further detail.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2019, the Company implemented controls and processes relating to adoption of the new lease accounting standard effective January 1, 2019. Throughout the implementation, the Company evaluated the impact of the adoption of the new standard on its internal control over financial reporting and made changes to controls where necessary to maintain the effectiveness of internal control over financial reporting in all material respects. There have been no other changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our first fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On April 14, 2018, the Company filed a patent infringement lawsuit against Ivantis, Inc. (Ivantis) in the U.S. District Court for the Central District of California, Southern Division (the Court), alleging that Ivantis’ Hydrus® Microstent device infringes the Company’s U.S. Patent Nos. 6,626,858 and 9,827,143. In August 2018, Ivantis filed counterclaims alleging that the Company’s  iStent inject infringes three patents which Ivantis acquired after the start of the litigation (Acquired Patents). The parties are currently engaged in fact discovery. The Company filed an early motion seeking a judgment of non-infringement of the Acquired Patents, which the Court granted on March 18, 2019. As a result, the Acquired Patents that Ivantis sought to assert against the Company are no longer part of the lawsuit. On April 29, 2019, the Court granted a joint request by the parties to continue the trial date. The trial is now anticipated to begin on or around July 28, 2020. Additionally, in May 2018, Ivantis filed Inter Partes Review (IPR) petitions with the Patent Trial and Appeal Board (PTAB) on the patents the Company has asserted in the litigation. The PTAB denied institution of the petitions in December 2018, but Ivantis filed new petitions shortly thereafter. The PTAB’s decision on institution of this second round of petitions is expected in July 2019. In April 2019, Ivantis filed another IPR petition in its third round of IPR petitions, and the Company expects to receive an institution decision in the second half of 2019. The Company believes that the PTAB petitions are without merit, and intends to continue vigorously defending itself.

Item 1A.  Risk Factors

The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019.  With the exception of risks relating to distribution agreements and our patent and other intellectual property litigation, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Annual Report on Form 10-K.

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

Since the Company’s inception in July 1998, we have incurred significant operating losses. As of March 31, 2019, we had an accumulated deficit of approximately $206.5 million. Losses have resulted principally from costs incurred in our clinical trial, research and development programs and from our general and administrative expenses. We have funded our operations to date from the sale of equity securities, the issuance of notes payable, cash from exercises of stock options and warrants to purchase equity securities and cash generated from commercial operations. We have devoted substantially all of our resources to the research and development of our products, the commercial launch of the iStent and iStent inject, the development of our proprietary sales network, and the assembly of a management team to build our business.

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

Our primary sales‑generating commercial products have been the iStent, which we began selling in the United States in the third quarter of 2012, and the iStent inject, which began selling in the United States in the second half of 2018. We rely heavily upon sales in the United States, which comprised 82% of our net sales for the quarter ended March 31, 2019. We expect to continue to derive a significant portion of our net sales from sales of these two products, particularly the iStent inject, in the United States, even if we are successful in continuing to commercialize our iStent products outside the United States, or receive necessary approvals to commercialize the iDose Travoprost, iStent Infinite, iStent Supra, iStent SA and the IOP Sensor System in the United States and other countries. Accordingly, our ability to generate net sales is highly dependent on our ability to market and sell the iStent and the iStent inject.

We developed MIGS to provide an alternative to the traditional glaucoma treatment and management paradigms. MIGS and our MIGS devices may experience a slowdown of market acceptance among eye care professionals, patients, healthcare payors and the medical community. There are a number of other available therapies marketed for the treatment of glaucoma, including medication therapies that are well established and are widely accepted by the medical community. There are also other MIGS devices that are currently available in the United States and globally or are in development by third parties that have entered or could enter the market and which may affect adoption of or demand for our products. For example, Ivantis, Inc. (Ivantis) obtained FDA approval of its Hydrus® Microstent, a competitive MIGS device, in 2018. The Hydrus device, which is implanted into the trabecular meshwork like the iStent and iStent inject, is indicated for use in conjunction with cataract surgery for the reduction of IOP in adult patients with mild to moderate primary open-angle glaucoma. Alcon, Inc., which withdrew its Cypass® suprachoroidal implant, a competitive MIGS device, from the market in August 2018, has indicated its intention to potentially reintroduce the product at a later date. These MIGS products, or other products that may be developed and receive regulatory approval, could achieve greater commercial acceptance, demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our iStent,  iStent inject, or other products under development, which may reduce demand for our primary products, the iStent and the iStent inject, as well as for our products in development.

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

•

compliance with foreign regulations and laws, as well as U.S. laws that apply to activities in foreign jurisdictions, the adherence to which can be costly. Such regulations and laws expose us to penalties for non-compliance. These laws and regulations include various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act, the French Sunshine Act, as well as privacy regulations such as the European Union’s General Data Protection Regulation (GDPR), which took effect in 2018, and export control regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities and exclusion or debarment from government contracting;

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

Our corporate headquarters and our manufacturing operations are currently located in an approximately 86,000 square foot campus located in San Clemente, California, comprised of two main buildings adjacent to U.S. Marine Corps Base Camp Pendleton and wilderness area susceptible to brushfires, earthquakes and other natural disasters. This location serves as our sole manufacturing location where we manufacture, inspect, package, release and ship nearly all of our final products pursuant to numerous U.S. and foreign regulatory approvals. This is also the location where we currently conduct substantially all of our research and development activities, customer and technical support, and management and administrative functions. In addition, in the fourth quarter of 2018, we entered into an office building lease pursuant to which we will lease one property containing three existing office buildings, comprising approximately 160,000 rentable square feet of space, located in Aliso Viejo, California. The term of the lease commenced on April 1, 2019 and continues for thirteen years. The agreement contains an option to extend the lease for two additional five year periods at market rates. We intend to relocate our corporate administrative headquarters, along with certain laboratory, research and development and warehouse space, to this new facility. Despite our efforts to safeguard our current San Clemente facility, including acquiring insurance on commercially reasonable terms, adopting environmental health and safety protocols and utilizing off‑site storage of computer data, vandalism, terrorism or a natural or other disaster, such as an earthquake, fire or flood, could damage or destroy our manufacturing equipment or our inventory of component supplies or finished goods, cause substantial delays in our operations, result in the loss of key information, and cause us to incur additional expenses, including relocation expenses. If this facility or our future facility in Aliso Viejo suffers a crippling event, or a force majeure event, this could materially impact our ability to operate. Our insurance may not cover our losses in any particular case, or insurance may not be available on commercially reasonable terms to cover certain of these catastrophic events. In addition, regardless of the level of insurance coverage, damage to our facilities may have a material adverse effect on our business, financial condition and operating results. Additionally, if we are unable to continue to expand our manufacturing facility in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter operational interruptions, delays or additional costs in achieving our research, development and commercialization objectives, including in obtaining regulatory approvals of our product candidates and meeting customer demand, which could materially damage our business and financial position. As our business expands, we will require additional space, which could also result in a higher cost structure that could reduce our gross margin and negatively affect our operating results.

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

Third‑party payors, including CMS, regularly assess and propose changes to their coverage and reimbursement policies. Changes in these current policies impact the profit margin of the hospital or surgery center where the surgery is performed and increase costs to customers. For example, beginning in 2016, Medicare started to make a single, comprehensive payment for combination iStent insertion and cataract procedures performed in hospital outpatient departments (HOPDs), eliminating the separate payments that were available for the procedures in prior years and reducing the total reimbursement amount for the combination procedure in the HOPD. Further, any decline in the amount payors are willing to reimburse our customers for MIGS procedures could make it difficult for existing customers to continue using, or new customers to adopt, any of our iStent devices and could create additional pricing pressure for us. If we were forced to lower the price we charge for our products, our gross margins would decrease, which would adversely affect our ability to invest in and grow our business. Conversely, although the reimbursement payments from Medicare to surgery centers for the iStent procedure was increased in 2017, there can be no assurance that this increase will remain in effect in future years or that the amount of reimbursement will not be decreased in future years. Any reduction in the amount of Medicare reimbursement payments will have a negative effect on our net sales.

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

Until recently, our iStent was the only MIGS device approved for sale in the United States by the FDA. Thus, for several years we had commercialized the iStent in the United States without any direct MIGS competitors. Alcon, Inc. obtained FDA approval and commenced a commercial launch of its Cypass® suprachoroidal implant, a competitive MIGS device, in 2016. Although Alcon withdrew its Cypass® implant from the market in August 2018, it has indicated its intention to potentially reintroduce the product at a later date. In 2018, Ivantis obtained FDA approval of its Hydrus Microstent device, which is a trabecular meshwork implant that is indicated for use in conjunction with cataract surgery for the reduction of intraocular pressure in adult patients with mild-to-moderate primary open-angle glaucoma. These MIGS products, or other products that may be developed and receive regulatory approval, could achieve greater commercial acceptance, demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our iStent, iStent inject or our other products under development, which may reduce demand for our primary products, the iStent, and iStent inject as well as for our products in development. Demand for the iStent, the iStent inject or our future products may decline when such products and technologies are introduced, and our business may be harmed.

We also compete with other glaucoma therapies such as pharmaceuticals and other medical devices.  Manufacturers of medical devices used in surgical therapy procedures for treating glaucoma include Alcon, Inc., Johnson & Johnson (through its acquisition of Abbott Medical Optics Inc.), Allergan plc (through its acquisition of AqueSys, Inc. and its Xen®  Glaucoma Treatment System), STAAR Surgical Company, Lumenis Ltd., NeoMedix, Inc., New World Medical, Inc., Sight Sciences, Inc., Iridex Corporation and Ellex Medical Lasers Limited. These and other manufacturers provide a variety of surgical products, including tubes, aqueous shunts, laser systems, trabeculotomy, blades and other filtration devices. We are aware of other companies, including, but not limited to, iSTAR Medical SA, that are conducting clinical trials or have filed for regulatory approval of glaucoma treatment devices.

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

As discussed above, the Xen device is being marketed by Allergan plc, a publicly traded company, and the Cypass®, although it was withdrawn from the market by Alcon, Inc., a publicly traded company, may be reintroduced at a later date. As a result of these transactions, we are competing directly against other MIGS providers that have the efficiencies and advantages identified above.

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

Although we raised net proceeds of approximately $113.6 million from our initial public offering in 2015 and generate net sales from our approved products, we may nevertheless need to raise substantial additional capital in the future to:

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

We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and cash generated from operations will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date our condensed consolidated financial statements for the three months ended March 31, 2019 are made publicly available. However, our future funding requirements will depend on many factors, including:

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

We have and may continue to enter into acquisitions, collaborations, in‑licensing agreements, joint ventures, distribution agreements, alliances or partnerships with third parties that fail to result in a commercial product or net sales.

We have and may continue to enter into acquisitions, collaborations, in‑licensing agreements, joint ventures, distribution agreements, alliances, or partnerships or undertake one or more of these transactions in order to retain our competitive position within the marketplace or to expand into new markets. However, we cannot assure you that we would be able to successfully complete any acquisition we choose to pursue, that we would be able to successfully integrate any acquired business, product or technology in a cost‑effective and non‑disruptive manner, or that any potential commercial product related to such a transaction (including a distribution arrangement) will receive the necessary regulatory approvals to be marketed, distributed or sold, or that we would be successful in commercializing such product. If we were unable to integrate any acquired businesses, products or technologies effectively, receive regulatory approval of any product we planned to distribute or sell or successfully commercialize a product, our business would likely suffer. We cannot assure you that any such transaction would result in revenue growth, increased profitability or an enhancement in our business prospects.

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

In May 2017, the EU adopted a new Medical Devices Regulation (EU) 2017/745 (MDR), which will repeal and replace the Medical Device Directive (MDD). The MDR will take effect beginning May 2020. The MDR does not set out a substantially different regulatory system, but provides for stricter controls of medical devices, including, among other things, strengthening of conformity assessment procedures, increased requirements as regards clinical data for devices and pre-market regulatory review of high-risk devices. The MDR also provides for greater control over conformity assessment of notified bodies and their standards, increased transparency, more robust device vigilance requirements and clarification of the rules for clinical investigations. Under provisions that govern the transition period until the MDR takes effect, medical devices with notified body certificates issued under the MDD prior to May 26, 2020 may continue to be marketed and sold as long as those certificates are valid, until May 27, 2024 at the latest. After the expiration of any applicable transitional period, only devices that have been CE marked under the MDR may be placed on the market in the EU. If, as a result of these regulatory changes, we cannot obtain or maintain the approvals necessary to sell our iStent products (including pipeline products, if approved) in the EU, our business would be harmed.

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

Before we can obtain regulatory approval for any drug product candidate, such as our iDose drug delivery implant, we must undertake extensive clinical testing in humans to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory agencies. Clinical trials of drug product candidates are expensive and take years to complete, and the outcome of such trials is uncertain. We completed a U.S. IND Phase II clinical trial of iDose Travoprost in 2017 and we commenced our U.S. Phase III clinical trial in 2018, which will include a large number of patients. Our ability to conduct additional iDose clinical trials depends on many factors, including the data obtained in the Phase III clinical trials.

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

We have asserted and may in the future need to assert claims of infringement against third parties to protect our intellectual property. For example, on April 14, 2018, we filed a patent infringement lawsuit against Ivantis, Inc. in the U.S. District Court for the Central District of California, Southern Division, alleging that Ivantis’ Hydrus Microstent device infringes certain of our U.S. patents. For more information on this lawsuit, please see Item 1 – Legal Proceedings above.

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

Item 6.  Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1	IOP System Purchase Agreement, dated as of April 12, 2017, by and between Glaukos Corporation and DOSE Medical Corporation	8-K	1-37463	2.1	4/12/2017
3.1	Restated Certificate of Incorporation of the Registrant	8-K	1-37463	3.1	06/30/2015
3.2	Amended and Restated Bylaws of the Registrant	8-K	1-37463	3.2	06/30/2015
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on May 8, 2019.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ JOSEPH E. GILLIAM
Joseph E. Gilliam
Chief Financial Officer and Sr. Vice President, Corporate Development (Principal Accounting and Financial Officer)