Form 10-Q
period 2019-06-30
GLAUKOS Corp
filed 2019-08-08
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company’’ and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 5, 2019, there were 36,834,375 shares of the registrant’s Common Stock outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2019

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,992	$29,821
Short-term investments	110,402	110,667
Accounts receivable, net	22,041	18,673
Inventory, net	14,038	13,282
Prepaid expenses and other current assets	14,728	4,124
Total current assets	201,201	176,567
Restricted cash	8,848	8,775
Property and equipment, net	20,497	19,153
Operating lease right-of-use asset	12,369	-
Finance lease right-of-use asset	53,935	-
Income tax receivable	213	213
Deposits and other assets	5,022	2,262
Total assets	$302,085	$206,970

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,052	$6,286
Accrued liabilities	25,949	23,964
Deferred rent	-	115
Total current liabilities	31,001	30,365
Operating lease liability	11,657	-
Finance lease liability	68,209	-
Other liabilities	3,413	2,745
Total liabilities	114,280	33,110

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 36,666 and 36,135 shares issued and 36,638 and 36,107 shares outstanding at June 30, 2019 and December 31, 2018, respectively	37	36
Additional paid-in capital	399,452	378,352
Accumulated other comprehensive income	1,233	738
Accumulated deficit	(212,785)	(205,134)
Less treasury stock (28 shares as of June 30, 2019 and December 31, 2018)	(132)	(132)
Total stockholders' equity	187,805	173,860
Total liabilities and stockholders' equity	$302,085	$206,970

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$58,600	$43,161	$112,626	$83,294
Cost of sales	7,870	6,160	14,981	11,946
Gross profit	50,730	37,001	97,645	71,348
Operating expenses:
Selling, general and administrative	37,656	28,638	72,581	55,793
Research and development	17,069	12,611	30,999	23,517
In-process research and development (Note 1)	2,245	-	2,245	-
Total operating expenses	56,970	41,249	105,825	79,310
Loss from operations	(6,240)	(4,248)	(8,180)	(7,962)
Non-operating income (expense):
Interest income	800	505	1,588	978
Interest expense	(1,013)	-	(1,013)	-
Other income (expense), net	216	(1,644)	148	(1,109)
Total non-operating income (expense)	3	(1,139)	723	(131)
Loss before taxes	(6,237)	(5,387)	(7,457)	(8,093)
Provision for income taxes	72	11	194	16
Net loss	$(6,309)	$(5,398)	$(7,651)	$(8,109)
Basic net loss per share	$(0.17)	$(0.15)	$(0.21)	$(0.23)
Diluted net loss per share	$(0.17)	$(0.15)	$(0.21)	$(0.23)
Weighted average shares used to compute basic net loss per share	36,470	34,942	36,338	34,778
Weighted average shares used to compute diluted net loss per share	36,470	34,942	36,338	34,778

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(6,309)	$(5,398)	$(7,651)	$(8,109)
Other comprehensive income:
Foreign currency translation (loss) gain	(230)	1,541	(166)	1,047
Unrealized gain (loss) on short-term investments, net of tax	289	65	661	(145)
Other comprehensive income	59	1,606	495	902
Total comprehensive loss	$(6,250)	$(3,792)	$(7,156)	$(7,207)

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income	deficit	Shares	Amount	equity
Balance at December 31, 2018	36,135	$36	$378,352	$738	$(205,134)	(28)	$(132)	$173,860
Common stock issued under stock plans	226	—	5,406	—	—	—	—	5,406
Stock-based compensation	—	—	7,129	—	—	—	—	7,129
Other comprehensive income	—	—	—	436	—	—	—	436
Net loss	—	—	—	—	(1,342)	—	—	(1,342)
Balance at March 31, 2019	36,361	$36	$390,887	$1,174	$(206,476)	(28)	$(132)	$185,489
Common stock issued under stock plans	305	1	318	—	—	—	—	319
Stock-based compensation	—	—	8,247	—	—	—	—	8,247
Other comprehensive income	—	—	—	59	—	—	—	59
Net loss	—	—	—	—	(6,309)	—	—	(6,309)
Balance at June 30, 2019	36,666	$37	$399,452	$1,233	$(212,785)	(28)	$(132)	$187,805

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	(loss) income	deficit	Shares	Amount	equity
Balance at December 31, 2017	34,647	$35	$331,073	$(591)	$(192,183)	(28)	$(132)	$138,202
Common stock issued under stock plans	208	—	2,839	—	—	—	—	2,839
Stock-based compensation	—	—	5,402	—	—	—	—	5,402
Other comprehensive loss	—	—	—	(704)	—	—	—	(704)
Net loss	—	—	—	—	(2,711)	—	—	(2,711)
Balance at March 31, 2018	34,855	$35	$339,314	$(1,295)	$(194,894)	(28)	$(132)	$143,028
Common stock issued under stock plans	311	—	2,836	—	—	—	—	2,836
Stock-based compensation	—	—	6,461	—	—	—	—	6,461
Other comprehensive income	—	—	—	1,606	—	—	—	1,606
Net loss	—	—	—	—	(5,398)	—	—	(5,398)
Balance at June 30, 2018	35,166	$35	$348,611	$311	$(200,292)	(28)	$(132)	$148,533

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net loss	$(7,651)	$(8,109)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,728	3,361
Amortization of lease right-of-use assets	1,396	-
Loss on disposal of fixed assets	7	78
Stock-based compensation	15,376	11,863
Unrealized foreign currency (gains) losses	(204)	1,185
Amortization of discount on short-term investments	(221)	(135)
Deferred rent and other liabilities	2,090	1,350
Changes in operating assets and liabilities:
Accounts receivable, net	(3,353)	(644)
Inventory	(752)	(2,726)
Prepaid expenses and other current assets	462	(1,801)
Accounts payable and accrued liabilities	(2,011)	(6,149)
Other assets	(57)	(899)
Net cash provided by (used in) operating activities	6,810	(2,626)
Investing activities
Purchases of short-term investments	(40,858)	(47,132)
Proceeds from sales and maturities of short-term investments	41,069	46,422
Purchases of property and equipment	(2,523)	(2,006)
Net cash used in investing activities	(2,312)	(2,716)
Financing activities
Proceeds from exercise of stock options	9,171	4,606
Proceeds from share purchases under Employee Stock Purchase Plan	902	1,388
Payment of employee taxes related to vested restricted stock units	(4,348)	(318)
Net cash provided by financing activities	5,725	5,676
Effect of exchange rate changes on cash and cash equivalents	21	99
Net increase in cash, cash equivalents and restricted cash	10,244	433
Cash, cash equivalents and restricted cash at beginning of period	38,596	24,508
Cash, cash equivalents and restricted cash at end of period	$48,840	$24,941
Supplemental disclosures of cash flow information
Taxes paid	$91	$365

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.  Organization and Basis of Presentation

Organization and business

Glaukos Corporation (Glaukos or the Company), incorporated in Delaware on July 14, 1998, is an ophthalmic medical technology and pharmaceutical company focused on the development and commercialization of novel therapies designed to treat glaucoma, corneal disorders and retinal diseases. The Company initially developed Micro-Invasive Glaucoma Surgery (MIGS) to address the shortcomings of traditional glaucoma treatment options. MIGS procedures involve the insertion of a micro-scale device or drug delivery system from within the eye’s anterior chamber through a small corneal incision. The Company’s MIGS devices are designed to reduce intraocular pressure by restoring the natural outflow pathways for aqueous humor. The Company’s MIGS drug delivery systems are designed to reduce intraocular pressure (IOP) by continuously eluting a glaucoma drug from within the eye, potentially providing sustained pharmaceutical therapy for extended periods of time. Glaukos intends to leverage its capabilities to build a portfolio of micro-scale surgical and pharmaceutical therapies in corneal health and retinal disease as well.

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

The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements. As permitted under those rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted. In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial information contained herein. The condensed consolidated balance sheet as of December 31, 2018 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements. These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2018, which are contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on February 28, 2019. The results for the period ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period.

Acquisition of DOSE Medical

On June 19, 2019, the Company entered into a definitive agreement and plan of merger to acquire DOSE Medical Corporation (DOSE) for $2.5 million in cash, plus potential future performance-based consideration upon achievement of certain regulatory approvals and commercial milestones and royalties on commercial sales (the Merger). If certain DOSE products receive U.S. Food and Drug Administration (FDA) approval within ten years following the closing of the Merger, the Company will pay the DOSE shareholders amounts between $5.0 million and $22.5 million, depending on the type of DOSE product approved. The Company will pay additional performance-based payments to DOSE shareholders if within ten years of closing of the Merger, such DOSE products receive approval from the EU European Medicines Agency, in which case the Company will pay the DOSE shareholders either $1.25 million and/or $2.5 million, depending on the type of DOSE product approved. Following FDA approval of such DOSE products, the Company will pay the DOSE shareholders quarterly royalty payments equal to 5% of net sales of such DOSE products for a period of ten years. The Company will also pay the DOSE shareholders additional performance-based payments of $7.5 million and $20.0 million upon the achievement of certain net sales milestones with respect to such DOSE products. Finally, under the terms of the Merger, the Company may elect to buyout the additional milestone and royalty payments described above by paying former DOSE shareholders between $10.0 and $55.0 million, depending on the type of DOSE product involved.

On June 27, 2019, the Company completed its acquisition of DOSE and DOSE became a wholly-owned subsidiary of the Company. The transaction was accounted for as an asset acquisition. Of the $2.5 million initial cash payment, $2.2 million was immediately charged to in-process research and development (IPR&D) expense as management determined there was no alternative future use related to the single group of identifiable assets purchased. The remaining $0.3 million of upfront consideration was capitalized as property & equipment, net and is being depreciated over the corresponding asset’s useful life. Management will account for the payment of the future performance-based consideration if and when earned.

DOSE was previously a wholly-owned subsidiary of the Company. In 2010, it was spun-out as a standalone entity and was accounted for as a consolidated variable interest entity. In 2015, the Company acquired the iDose product line and related assets from DOSE and upon the acquisition, the Company derecognized DOSE as a consolidated variable interest entity in the financial statements, and in 2017 the Company acquired DOSE’s IOP sensor system. Thomas W. Burns, the Company’s President, Chief Executive and a member of its board of directors, and William J. Link, Ph.D., Chairman of the Company’s board of directors, served on the board of directors of DOSE and certain members of the Company’s management and board of directors held an equity interest in DOSE prior to being acquired by the Company.

Note 2.  Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2019, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019, with the exception of the Company’s adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (Accounting Standards Codification (ASC) 842). See section below entitled “Leases” and Note 5, Leases for further discussion of the Company’s adoption of ASC 842 and related disclosures.

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the accompanying condensed consolidated financial statements relate to revenue recognition and stock-based compensation expense. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, this process may result in actual results differing materially from those estimated amounts used in the preparation of the condensed consolidated financial statements.

Foreign currency translation

The accompanying condensed consolidated financial statements are presented in United States (U.S.) dollars. The Company considers the local currency to be the functional currency for its international subsidiaries. Accordingly, their assets and liabilities are translated into U.S. dollars using the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing throughout the periods presented. As a result, currency translation adjustments arising from period to period are charged or credited to accumulated other comprehensive income in stockholders’ equity. For the three and six months ended June 30, 2019, the Company reported a foreign currency translation loss of approximately $0.2 million. For the three and six months ended June 30, 2018, the Company reported a foreign currency translation gain of approximately $1.5 million and $1.0 million, respectively.

Unrealized gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, primarily gains and losses on intercompany loans, are included in the condensed consolidated statements of operations as a component of other income (expense), net. For the three and six months ended June 30, 2019 the Company reported net unrealized foreign currency transaction gains of $0.3 million and

$0.2 million, respectively. For the three and six months ended June 30, 2018, the Company reported net unrealized foreign currency transaction losses of $1.7 million and $1.2 million, respectively.

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

The Company’s entire investment portfolio, except for restricted cash, is considered to be available for use in current operations and, accordingly, all such investments are stated at fair value using quoted market prices and classified as current assets, although the stated maturity of individual investments may be one year or more beyond the balance sheet date. The Company did not have any trading securities or restricted investments at June 30, 2019 or December 31, 2018.

Realized gains and losses and declines in value, if any, judged to be other-than-temporary on available-for-sale securities are reported in other income (expense), net. When securities are sold, any associated unrealized gain or loss previously reported as a separate component of stockholders’ equity is reclassified out of stockholders’ equity and recorded in the statements of operations in the period sold using the specific identification method. Accrued interest and dividends from investments are included in other income (expense), net. The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair value below the cost basis, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Restricted cash

The Company had a bank issue a letter of credit in the amount of $8.8 million related to its Aliso Viejo, California office building lease, which commenced on April 1, 2019. The letter of credit is secured with an amount of cash held in a restricted account equal to its face value, or $8.8 million as of June 30, 2019 and December 31, 2018. Beginning as of the first day of the thirty-seventh month of the lease term, and on each twelve month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million. See Note 10, Commitments and Contingencies for additional information related to the Aliso Viejo, California office building lease and associated letter of credit commitment.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that equate to the amount reported in the condensed consolidated statement of cash flows as of the beginning and end of the six month period ended June 30, 2019 (in thousands):

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$39,992	$29,821
Restricted cash	8,848	8,775
Cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$48,840	$38,596

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

Consistent with historical guidance, a lessee’s recognition, measurement, and presentation of expenses and cash flows arising from a lease will continue to depend primarily on its classification. ASC 842 was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted the requirements of ASC 842 effective January 1, 2019 and elected the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning on or after January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840, Leases.

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

The Company determines if an arrangement is a lease at inception. As a lessee, right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company does not have any outstanding debt or committed credit facilities, the Company estimates the incremental borrowing rate based on prevailing financial market conditions, peer company credit analyses, and management judgment. Operating lease right-of-use assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The lease terms used to calculate the right-of-use asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as depreciation expense and interest expense using the accelerated interest method of recognition.

As of April 1, 2019, the Company recorded a finance lease right-of-use asset of $54.5 million and related finance lease liability of $67.2 million with respect to the commencement of its lease in Aliso Viejo, California based on the present value of the future lease payments on the date of commencement. As of June 30, 2019, the finance lease right-of-use asset excludes lease incentives totaling $12.6 million, comprised of $10.9 million included in prepaid expenses and other current assets and $1.7 million included in deposits and other assets on the condensed consolidated balance sheets.

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

Research and development expenses

Major components of research and development expense include personnel costs, preclinical studies, clinical trials and related clinical product manufacturing, materials and supplies, and fees paid to consultants. Research and development costs are expensed as goods are received or services are rendered. Costs to acquire technologies to be used in research and development that have not reached technological feasibility and have no alternative future use are also expensed as incurred as in-process research and development.

At each financial reporting date, the Company accrues the estimated unpaid costs of clinical study activities performed during a period by third party clinical sites with whom the Company has agreements that provide for fees based upon the quantities of subjects enrolled and clinical evaluation visits that occur over the life of the study. The cost estimates are determined based upon a review of the agreements and data collected by internal and external clinical personnel as to the status of enrollment and subject visits, and are based upon the facts and circumstances known to the Company at each financial reporting date. If the actual performance of activities varies from the assumptions used in the cost estimates, the accruals are adjusted accordingly. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities during the three and six months ended June 30, 2019.

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

Comprehensive loss

All components of comprehensive loss, including net loss, are reported in the condensed consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive were as follows (in common stock equivalent shares, in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock options outstanding	3,750	5,819	3,648	5,937
Unvested restricted stock units	380	141	363	333
Employee stock purchase plan	20	31	18	27
	4,150	5,991	4,029	6,297

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the SEC Release), to eliminate or modify certain disclosure rules that are redundant, outdated, or duplicative of GAAP or other regulatory requirements. Among other changes, the SEC Release expanded the disclosure requirements related to the analysis of stockholders’ equity within a Company’s interim condensed consolidated financial statements. Presentation of the changes in each caption of stockholders’ equity presented on the condensed consolidated balance sheets must be provided in a note or separate statement, and the Company has elected to include a separate statement (the Condensed Consolidated Statements of Stockholders’ Equity above) to present activity during the three and six months ended June 30, 2019 and June 30, 2018.

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

Note 3.  Balance Sheet Details

Short-term investments

Short-term investments consisted of the following (in thousands):

	At June 30, 2019
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	less than 1	1,999	-	(2)	1,997
Bank certificates of deposit	less than 2	9,000	20	-	9,020
Commercial paper	less than 1	8,423	12	(1)	8,434
Corporate notes	less than 3	64,624	293	(11)	64,906
Asset-backed securities	less than 2	25,935	122	(12)	26,045
Total		$109,981	$447	$(26)	$110,402

	At December 31, 2018
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government bonds	less than 1	$1,300	$-	$(3)	$1,297
U.S. government agency bonds	less than 1	1,994	-	(12)	1,982
Bank certificates of deposit	less than 2	15,201	2	(3)	15,200
Commercial paper	less than 1	9,597	1	(5)	9,593
Corporate notes	less than 3	60,923	24	(194)	60,753
Asset-backed securities	less than 3	21,918	18	(94)	21,842
Total		$110,933	$45	$(311)	$110,667

Accounts receivable, net

Accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accounts receivable	$22,789	$19,333
Allowance for doubtful accounts	(748)	(660)
	$22,041	$18,673

Inventory, net

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Finished goods	$6,055	$4,256
Work in process	3,999	3,197
Raw material	3,984	5,829
	$14,038	$13,282

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued bonuses	$5,446	$8,604
Accrued vacation benefits	2,742	2,446
Accrued legal expenses	3,260	2,466
Accrued Employee Stock Purchase Plan liability	2,458	1,154
Other accrued liabilities	12,043	9,294
	$25,949	$23,964

Note 4.  Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands). The Company did not have any financial liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

		At June 30, 2019
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$2,001	$2,001	$-	$-
U.S. government agency bonds (ii)	1,997	-	1,997	-
Bank certificates of deposit (ii) (iii)	10,520	-	10,520	-
Commercial paper (ii)	8,434	-	8,434	-
Corporate notes (ii)	64,906	-	64,906	-
Asset-backed securities (ii)	26,045	-	26,045	-
	$113,903	$2,001	$111,902	$-

		At December 31, 2018
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$1,156	$1,156	$-	$-
U.S. government agency bonds (ii)	1,982	-	1,982	-
U.S. government bonds (ii)	1,297	-	1,297	-
Bank certificates of deposit (ii)	15,201	-	15,201	-
Commercial paper (ii)	9,593	-	9,593	-
Corporate notes (ii) (iv)	61,752	-	61,752	-
Asset-backed securities (ii)	21,842	-	21,842	-
	$112,823	$1,156	$111,667	$-
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)	As of June 30, 2019, a bank certificate of deposit investment totaling $1,500 (in thousands) is included in cash and cash equivalents on the condensed consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the condensed consolidated balance sheets.
(iv)	As of December 31, 2018, a corporate note investment totaling $1,000 (in thousands) is included in cash and cash equivalents on the condensed consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the condensed consolidated balance sheets.

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

Note 5.   Leases

The Company has operating and finance leases for facilities and certain equipment. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet. Lease expense for leases is recognized on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASC 842, the Company combines lease and non-lease components. See Note 2, Summary of Significant Accounting Policies for additional information.

The Company's leases have remaining non-cancelable lease terms of approximately one year to thirteen years, some of which include options to extend the leases for up to ten years, and some of which include options to terminate the lease within one year. The exercise of lease renewal options is at the Company's sole discretion. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for common area maintenance, landlord incentives and/or inflation.

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

On November 14, 2018, the Company entered into an office building lease pursuant to which the Company will lease one property containing three existing office buildings, comprising approximately 160,000 rentable square feet of space, located in Aliso Viejo, California (Aliso Facility) which was accounted for as a finance lease. The term of the Aliso Facility commenced on April 1, 2019 and continues for thirteen years. The agreement contains an option to extend the lease for two additional five year periods at market rates. The Company intends to relocate its corporate administrative headquarters, along with certain laboratory, research and development and warehouse space, to the Aliso Facility. The Company currently intends to maintain its manufacturing facilities at its San Clemente location for the foreseeable future.

The Company’s remaining U.S.-based and foreign subsidiaries’ leased office space totals less than 14,000 square feet.

The following table presents the lease balances within the condensed consolidated balance sheets:

Leases		June 30,
(in thousands)	Classification	2019
Assets
Operating	Operating lease right-of-use asset	$12,369
Finance	Finance lease right-of-use asset	53,935
Total lease assets		$66,304
Liabilities
Current
Operating	Accrued liabilities	$1,481
Noncurrent
Operating	Operating lease liability	11,657
Finance	Finance lease liability	68,209
Total lease liabilities		$81,347

Note: As the implicit rates in the Company’s leases are not readily available, the incremental borrowing rate was determined based on the information available at commencement date in determining the present value of lease payments.

For the three and six month periods ended June 30, 2019, the components of operating and finance lease expenses were as follows:

		Three Months Ended		Six Months Ended
Lease Cost		June 30,		June 30,
(in thousands)	Classification	2019		2019
Fixed operating lease cost	Selling, general and administrative expenses	$587	(a)	$1,174	(a)

Finance lease cost	Amortization of right-of-use asset included in Selling, General and Administrative Expenses	$593		$593
Finance lease cost	Interest on lease liability	$1,013		$1,013
(a)	Includes short-term leases, which are immaterial.

The following table presents the maturity of the Company’s operating and finance lease liabilities as of June 30, 2019:

Maturity of Lease Liabilities	Operating	Finance
(in thousands)	Leases (a)	Leases (b)
Remainder of 2019	$1,072	$—
2020	1,930	1,547
2021	1,715	4,744
2022	1,622	4,887
2023	1,943	5,033
Thereafter	8,286	123,545
Total lease payments	$16,568	$139,756
Less: imputed interest	3,430	71,547
Total lease liabilities	$13,138	$68,209
(a)	Operating lease payments include $12.0 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Finance lease payments include $75.8 million related to options to extend lease terms that are reasonably certain of being exercised.

The weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating and finance leases as of June 30, 2019 were:

Lease Term and Discount Rate	2019
Weighted-average remaining lease term (years)
Operating leases	8.0
Finance leases	22.8
Weighted-average discount rate
Operating leases	5.5%
Finance leases	6.0%

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Three Months Ended	Six Months Ended
Other Information	June 30,	June 30,
(in thousands)	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$409	$940
Right-of-use asset obtained in exchange for lease obligations:
Operating lease	$—	$13,172
Finance lease	54,528	54,528

Note 6.   Intangible Assets

GMP Vision Solutions intangible asset

In January 2007, the Company entered into an agreement (the Original GMP Agreement) with GMP Vision Solutions, Inc. (GMP) to acquire certain IPR&D in exchange for periodic royalty payments equal to a single-digit percentage of revenues received for royalty-bearing products and periodic royalty payments at a higher royalty rate applied to all amounts received in connection with the grant of licenses or sub-licenses of the related intellectual property.

In November 2013, the Company entered into an amended agreement with GMP in which remaining royalties payable to GMP (the Buyout Agreement) were canceled in exchange for the issuance of $17.5 million in promissory notes payable to GMP and a party related to GMP. The Company concluded that the $17.5 million transaction represented the purchase of an intangible asset. The Company estimated a useful life of five years over which the intangible asset is being amortized to cost of sales in the accompanying statements of operations, which amortization period was determined after consideration of the projected outgoing royalty payment stream had the Buyout Agreement not occurred, and the remaining life of the patents obtained in the Original GMP Agreement. After determining that the pattern of future cash flows associated with this intangible asset could not be reliably estimated with a high level of precision, the Company concluded that the intangible asset would be amortized on a straight-line basis over the estimated useful life.

The Company recorded amortization expense of $0.9 million and $1.8 million related to this intangible asset in cost of sales for the three and six months ended June 30, 2018, respectively and the intangible asset was fully amortized as of November 2018.

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

Contract balances

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. As payment terms on invoiced amounts are typically 30 days, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of June 30, 2019 and December 31, 2018, all amounts included in accounts receivable, net on the condensed consolidated balance sheets are related to contracts with customers.

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

During the three and six months ended June 30, 2019 and June 30, 2018, the Company did not recognize any revenue related to changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

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

Stock Options

The following table summarizes stock option activity under the 2001 Stock Plan, 2011 Stock Plan and 2015 Stock Plan during the six months ended June 30, 2019 (in thousands):

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic Value
	Options	Exercise Price	Life (in years)	(in thousands)
Outstanding at December 31, 2018	6,307	$23.69	6.7	$204,896
Granted	110	69.30
Exercised	(384)	23.68		$17,888
Canceled/forfeited/expired	(11)	38.94
Outstanding at June 30, 2019	6,022	$24.51	6.4	$306,469
Vested and expected to vest at June 30, 2019	5,855	$24.21	6.3	$299,714
Exercisable at June 30, 2019	4,190	$18.97	5.7	$236,428

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock on the date of exercise.

The weighted average estimated grant date fair value per share of stock options granted during the three months ended June 30, 2019 and June 30, 2018 was $33.02 and $16.91, respectively. The weighted average estimated grant date fair value per share of stock options granted during the six months ended June 30, 2019 and June 30, 2018 was $33.02 and $15.08, respectively.

The total fair value of stock options that vested during the three months ended June 30, 2019 and June 30, 2018 was $4.8 million and $6.4 million, respectively. The total fair value of stock options that vested during the six months ended June 30, 2019 and June 30, 2018 was $11.1 million and $15.7 million, respectively.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the assumptions noted in the following table. The weighted average assumptions used to estimate the fair value of options granted to employees and non-employees were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Risk-free interest rate	2.56%	2.65%	2.56%	2.67%
Expected dividend yield	0.00%	0.0%	0.0%	0.0%
Expected volatility	46.7%	44.8%	46.7%	44.9%
Expected term (in years)	6.01	6.10	6.01	6.10

Restricted Stock Units

The following table summarizes the activity of unvested RSUs (including PBEAs) under the Stock Plans during the six months ended June 30, 2019:

		Weighted-
	Number of	average
	shares	grant date
	(in thousands)	fair value
Unvested at December 31, 2018	532	$35.17
Granted	293	70.25
Vested	(177)	33.36
Canceled/forfeited	(6)	44.87
Unvested at June 30, 2019	642	$51.45

The total fair value of RSUs made to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date. The total fair value of RSUs that vested during the three and six months ended June 30, 2019 was $5.6 million and $5.9 million, respectively. The total fair value of RSUs that vested during each of the three and six months ended June 30, 2018 was $1.1 million.

All share-based compensation arrangements

The following table summarizes the allocation of stock-based compensation related to stock options and RSUs in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of sales	$270	$177	$493	$351
Selling, general and administrative	6,340	4,864	11,837	8,880
Research and development	1,637	1,420	3,046	2,632
Total	$8,247	$6,461	$15,376	$11,863

At June 30, 2019, the total unamortized stock-based compensation expense was approximately $59.8 million. Of the approximately $59.8 million in unamortized stock-based compensation expense, $31.1 million was attributable to stock options and is to be recognized over the stock options’ remaining vesting terms of approximately 4.0 years (2.1 years on a weighted average basis). The remaining $28.7 million was attributable to RSUs and is to be recognized over the restricted stock units’ vesting terms of approximately 4.0 years (2.9 years on a weighted-average basis).

The total stock-based compensation cost capitalized in inventory was not material for the three and six month periods ended June 30, 2019 and June 30, 2018.

Note 9.  Income Taxes

The provision for income taxes is determined using an estimated annual effective tax rate. For the three and six months ended June 30, 2019, the Company’s effective tax rate of (1.1)% and (2.6)%, respectively was lower than the U.S. federal statutory rate primarily due to the generation of U.S. net operating loss carryforwards for which no benefit has been recognized due to the Company’s full valuation allowance, as well as state and foreign income taxes. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the annual effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. For the three and six months ended June 30, 2019, the Company recorded a provision for income taxes of $0.1 million and $0.2 million, respectively, which was primarily comprised of state and foreign income taxes. For the three and six month periods ended June 30, 2018, the Company recorded a provision for income taxes of $11,000 and $16,000, respectively, which was primarily comprised of state income taxes.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities along with net operating loss and tax credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. For the three and six months ended June 30, 2019, the Company has established a valuation allowance for all deferred tax assets.

Additionally, the Company follows an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. As of June 30, 2019 and June 30, 2018, the Company has gross unrecognized tax benefits of $13.6 million and $7.2 million, respectively.

Note 10.  Commitments and Contingencies

Litigation

On April 14, 2018, the Company filed a patent infringement lawsuit against Ivantis, Inc. (Ivantis) in the U.S. District Court for the Central District of California, Southern Division (the Court), alleging that Ivantis’ Hydrus® Microstent device infringes the Company’s U.S. Patent Nos. 6,626,858 and 9,827,143. In August 2018, Ivantis filed counterclaims alleging that the Company’s iStent inject infringes three patents which Ivantis acquired after the start of the litigation (Acquired Patents). On March 18, 2019, the Court granted the Company’s early motion for summary judgment, finding that the Company does not infringe the Acquired Patents. Fact discovery on the Company’s claims against Ivantis is currently ongoing and set to close in September 2019, with trial scheduled to begin on or around July 28, 2020. Additionally, in May 2018, Ivantis filed Inter Partes Review (IPR) petitions with the Patent Trial and Appeal Board (PTAB) on the patents the Company has asserted in the litigation. The PTAB denied institution of the petitions in December 2018, but Ivantis filed two additional IPR petitions shortly thereafter. The PTAB denied institution of the second round of petitions in July 2019. In April 2019, Ivantis filed an additional IPR petition that is expected to receive an institution decision on or around October 2019. The Company believes that the remaining PTAB petition is without merit, and intends to continue vigorously defending itself. The Company is currently unable to predict the ultimate outcome of these matters or reasonably estimate a possible loss or range of loss, and thus, no amounts have been accrued in the condensed consolidated financial statements.

Secured letter of credit

The Company had a bank issue a letter of credit in the amount of $8.8 million that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account equal to its face value, or $8.8 million as of June 30, 2019. Beginning as of the first day of the thirty-seventh month of the lease term, and on each twelve month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the UC Agreement) with the Regents of the University of California (the University) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the University a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the UC Agreement, Glaukos agreed to pay to the University a low single-digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $0.5 million. This ongoing product payment terminates on the date that the last of the Patent Rights expires, which is currently expected to be in 2022. For the three months ended June 30, 2019 and June 30, 2018, the Company recorded approximately $1.5 million and $1.1 million, respectively, in cost of sales in connection with this product payment. For the six months ended June 30, 2019 and June 30, 2018, the Company recorded approximately $2.8 million and $2.1 million, respectively, in cost of sales in connection with this product payment obligation.

Executive Deferred Compensation Plan

Pursuant to the Company’s deferred compensation plan (the Deferred Compensation Plan) eligible senior level employees are permitted to make elective deferrals of compensation to which he or she will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred

Compensation Plan liability. The investments of the rabbi trust consist of company-owned life insurance policies (COLIs). The fair value of the Deferred Compensation Plan liability, included in other liabilities on the condensed consolidated balance sheets, was approximately $3.0 million and $2.0 million as of June 30, 2019 and December, 31, 2018, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the condensed consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $2.9 million and $1.9 million as of June 30, 2019 and December 31, 2018, respectively.

Global enterprise systems implementation

Beginning in the first quarter of 2019, the Company is implementing improved enterprise systems and other technology optimizations and facilities infrastructure globally. As of June 30, 2019, the Company has firm purchase commitments related to these implementations of approximately $7.4 million.

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

	Three months ended		Six months ended
	June 30,		June 30,
Geographic Net Sales Information (in thousands)	2019	2018	2019	2018
United States	$48,088	$36,311	$92,305	$69,924
International	10,512	6,850	20,321	13,370
Total net sales	$58,600	$43,161	$112,626	$83,294

Note 12.  Subsequent Event

On August 7, 2019, the Company entered into an Agreement and Plan of Merger by and among the Company, Atlantic Merger Sub Inc. (Merger Sub) and Avedro, Inc. (Avedro) in which Merger Sub will merge with and into Avedro, with Avedro continuing as the surviving corporation and a wholly-owned subsidiary of the Company. Upon closing of the transaction, Avedro shareholders will have the right to receive 0.365 shares of Company common stock for each share of Avedro common stock owned immediately prior to the close.

The consummation of the transaction contemplated by the Agreement and Plan of Merger is subject to the satisfaction or waiver of certain customary closing conditions, including but not limited to, the adoption of the Agreement and Plan of Merger by a majority of Avedro’s shareholders and the expiration or termination of any applicable waiting period (or extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. This acquisition is expected to close in the fourth quarter of 2019. However, there can be no assurance that the transaction will be completed at all or, if completed, that it will be completed in the fourth quarter of 2019.

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

Overview

We are an ophthalmic medical technology and pharmaceutical company focused on the development and commercialization of novel therapies designed to treat glaucoma, corneal disorders and retinal diseases. We initially developed Micro-Invasive Glaucoma Surgery (MIGS) to address the shortcomings of traditional glaucoma treatment options. MIGS procedures involve the insertion of a micro-scale device or drug delivery system from within the eye’s anterior chamber through a small corneal incision. Our MIGS devices are designed to reduce intraocular pressure (IOP) by restoring the natural outflow pathways for aqueous humor. Our MIGS drug delivery systems are designed to reduce intraocular pressure by continuously eluting a glaucoma drug from within the eye, potentially providing sustained pharmaceutical therapy for extended periods of time. We intend to leverage our capabilities to build a portfolio of micro-scale surgical and pharmaceutical therapies in corneal health and retinal disease as well.

Our iStent, a trabecular micro-bypass stent that is designed to reduce intraocular pressure by restoring the natural physiologic pathways for aqueous humor, was the first commercially available MIGS treatment solution. Our next generation iStent inject, includes two stents pre-loaded in an auto-injection inserter that are also designed to lower intraocular pressure. The iStent and iStent inject are approved by the United States Food and Drug Administration (FDA) for insertion in combination with cataract surgery and are currently reimbursed by Medicare and all major national private payors. The iStent and iStent inject are also commercially available in select markets outside the U.S. In these non-U.S. markets, they are approved for use in conjunction with cataract surgery or as a standalone procedure, even though reimbursement may not always be available for all such procedures.

We are developing additional iStent pipeline products: the iStent Infinite, the iStent Supra and the iStent SA. The iStent Infinite, which includes three stents pre-loaded in an auto-injection inserter and is intended to lower intraocular pressure in refractory glaucoma patients in a standalone procedure, is currently being evaluated in a U.S. investigational device exemption (IDE) study. The iStent Supra is designed to reduce intraocular pressure by accessing an alternative drainage space within the eye and is being evaluated in combination with cataract surgery in a U.S. pivotal IDE trial, which completed enrollment in 2017. Similar to the iStent inject, the iStent SA is a two-stent product that uses a different auto-injection inserter and is designed for use in a standalone procedure.

We are also pursuing regulatory approval of our first sustained pharmaceutical therapy using our iDose drug delivery system. A U.S. investigational new drug (IND) Phase II study of our initial iDose platform product, iDose Travoprost, was completed in 2017 and U.S. Phase III clinical trials for this product commenced in 2018.

We are also conducting research and development (R&D) activities to explore other potential drugs that may benefit from the use of the iDose drug delivery system. In addition, other proprietary R&D efforts are underway on early-stage technologies, including, without limitation, an IOP sensor system that is designed to capture and store a glaucoma patient’s short-interval IOP measurements over extended periods of time, and transmit data to the patient’s physician in order to enhance treatment decisions.

Our net sales increased to $58.6 million for the three months ended June 30, 2019 from $43.2 million for the three months ended June 30, 2018, and net sales increased to $112.6 million for the six months ended June 30, 2019 from $83.3 million for the six months ended June 30, 2018. We incurred net losses in each of the three month periods ended June 30, 2019 and June 30, 2018 of $6.3 million and $5.4 million, respectively, and incurred net losses in each of the six month periods ended June 30, 2019 and June 30, 2018 of $7.7 million and $8.1 million, respectively.

As of June 30, 2019 and December 31, 2018, we had an accumulated deficit of $212.8 million and $205.1 million, respectively.

We have made and expect to continue to make significant investments in our global sales force, marketing programs, research and development activities, clinical studies, and general and administrative infrastructure. U.S. Food and Drug Administration (FDA)-approved IDE studies and new product development programs in our industry are expensive. We have incurred a significant increase in administrative costs since we began operating as a public company. In addition, we are party to a long-term lease at a new facility in Aliso Viejo, California and have firm purchase commitments to implement global enterprise systems that began in the first quarter of 2019. Accordingly, although we achieved profitability in 2016 and certain periods of 2017 and 2018, we incurred a net loss for 2018 and in the first and second quarter of 2019, and there can be no assurance that we will be profitable in the future.

Recent Developments

Distribution Agreement with Santen, Inc.

In April 2019, we announced that we had entered into a multi-year distribution agreement with Santen Inc., the U.S. subsidiary of Santen Pharmaceutical Co., Ltd. (Santen). Pursuant to this distribution agreement, upon potential FDA approval, we would become the exclusive U.S. distributor of the MicroShunt, which is currently being studied in an FDA pivotal study.  Following anticipated completion of the premarket approval application (PMA) submission in 2019, Santen intends to seek FDA PMA approval and, if approved, U.S. launch of the product is targeted within calendar year 2020.  The MicroShunt is a minimally-invasive ab-externo device being developed for treatment of primary open-angle glaucoma where IOP is uncontrolled with maximum tolerated medical therapy or where progression of the disease warrants surgery.

Acquisition of DOSE Medical Corporation

On June 19, 2019, we entered into a definitive agreement and plan of merger to acquire DOSE Medical Corporation (DOSE) for $2.5 million in cash, plus potential future performance-based consideration upon achievement of certain regulatory approvals and commercial milestones and royalties on commercial sales (the Merger). If certain DOSE products receive U.S. Food and Drug Administration (FDA) approval within ten years following the closing of the Merger, we will pay the DOSE shareholders amounts between $5.0 million and $22.5 million, depending on the type of DOSE product approved. We will pay additional performance-based payments to DOSE shareholders if within ten years of closing of the Merger, such DOSE products receive approval from the EU European Medicines Agency, in which case we will pay the DOSE shareholders either $1.25 million and/or $2.5 million, depending on the type of DOSE product approved. Following FDA approval of such DOSE products, we will pay the DOSE shareholders quarterly royalty payments equal to 5% of net sales of such DOSE products for a period of ten years. We will also pay the DOSE shareholders additional performance-based payments of $7.5 million and $20.0 million upon the achievement of certain net sales milestones with respect to such DOSE products. Finally, under the terms of the Merger, we may elect to buyout the additional milestone and royalty payments described above by paying former DOSE shareholders between $10.0 and $55.0 million, depending on the type of DOSE product involved. DOSE is currently conducting R&D on multiple micro-invasive, bioerodible, sustained-release drug delivery platforms designed to be used in the treatment of various retinal diseases, including age-related macular degeneration and diabetic macular edema.

DOSE was spun out from us in 2010 and had operated as a stand-alone entity since that time. In 2015, we acquired the iDose product line and related assets from DOSE and upon the acquisition, we derecognized DOSE as a consolidated variable interest entity in the financial statements, and in 2017 we acquired DOSE’s IOP sensor system. Thomas W. Burns, our President, Chief Executive and board of directors member, and William J. Link, Ph.D., Chairman of our board of directors, served on the board of directors of DOSE and certain members of our management and board of directors held an equity interest in DOSE prior to being acquired.

Licensing Arrangement with Intratus, Inc.

In July 2019 we announced that we had entered into a global licensing arrangement with Intratus, Inc. to research, develop, manufacture and commercialize Intratus’ patented, non-invasive drug delivery platform designed for use in the treatment of dry eye disease, glaucoma and other corneal disorders such as blepharitis, conjunctivitis and related conditions.

Proposed Acquisition of Avedro, Inc.

On August 7, 2019, we entered into an Agreement and Plan of Merger by and among Glaukos, Atlantic Merger Sub, Inc. (Merger Sub) and Avedro, Inc. (Avedro), pursuant to which Merger Sub will merge with and into Avedro, with Avedro continuing as the surviving corporation and a wholly-owned subsidiary of the Company. The transaction is subject to certain closing conditions, including but not limited to, the adoption of the Agreement and Plan of Merger by a majority of Avedro’s stockholders and the expiration or termination of any applicable waiting period (or extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. If all conditions are satisfied, upon the closing of this acquisition, stockholders of Avedro will have the right to receive 0.365 of a share of Glaukos Corporation common stock for each share of Avedro common stock owned immediately prior to the closing. This acquisition is expected to close in the fourth quarter of 2019. Following the transaction, our shareholders are expected to own approximately 85% of the combined company, with the former Avedro shareholders expected to own the remaining 15%.

Avedro provides several corneal strengthening solutions, including Photrexa, a bio-activated pharmaceutical therapy for the corneal cross-linking treatment of keratoconus.  Through 2018, over 400,000 procedures have been performed globally with Avedro’s products, including more than 18,000 procedures performed in the United States alone.

The transactions described above are intended to expand our portfolio of pipeline products beyond the treatment of glaucoma to include pharmaceutical therapies for the treatment of retinal diseases and corneal disorders.

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

Cost of sales

Cost of sales reflects the aggregate costs to manufacture our products and includes raw material costs, labor costs, manufacturing overhead expenses and the effect of changes in the balance of reserves for excess and obsolete inventory. We manufacture our iStent products at our current headquarters in San Clemente, California using components manufactured by third parties. Due to the relatively low production volumes of our iStent products compared to our potential capacity for those products, a significant portion of our per-unit costs is comprised of manufacturing overhead expenses. These expenses include quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management.

Beginning in late 2013, cost of sales has included amortization of the $17.5 million intangible asset we recognized in connection with our royalty buyout agreement with GMP Vision Solutions, Inc. in November 2013. Amortization expense was $0.9 million and $1.8 million during the three and six months ended June 30, 2018, respectively, and the intangible asset was fully amortized as of November 2018.

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

Selling, general and administrative

Our selling, general and administrative (SG&A) expenses primarily consist of personnel-related expenses, including salaries, sales commissions, bonuses, fringe benefits and stock-based compensation for our executive, financial, marketing, sales, and administrative functions. Other significant SG&A expenses include marketing programs, advertising, post-approval clinical studies, conferences and congresses, and travel expenses, as well as the costs associated with obtaining and maintaining our patent portfolio, professional fees for accounting, auditing, consulting and legal services, including costs to implement our global enterprise systems, travel and allocated overhead expenses.

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

Research and development

Our R&D activities primarily consist of new product development projects, pre-clinical studies, IDE studies, and other clinical trials. Our R&D expenses primarily consist of personnel-related expenses, including salaries, fringe benefits and stock-based compensation for our R&D employees; research materials; supplies and services; and the costs of conducting clinical studies, which include payments to investigational sites and investigators, clinical research organizations, consultants, and other outside technical services and the costs of materials, supplies and travel. We expense R&D costs as incurred. We expect our R&D expenses to increase as we initiate and advance our development programs, including our expanding glaucoma, retinal disease, corneal health, pharmaceutical and IOP sensor development efforts, and clinical trials, the most costly of which are expected to be our iDose Travoprost, iStent Supra, iStent SA and iStent Infinite product candidates.

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

In-process research and development

Our in-process research and development (IPR&D) expenses relate to the acquisition of DOSE in which DOSE became a wholly-owned subsidiary of the Company. DOSE is developing multiple micro-invasive, sustained-released, bioerodible drug delivery platforms designed to be used in the treatment of various retinal diseases, including age-related macular degeneration and diabetic macular edema. Certain DOSE assets were in the development-stage at the time of purchase and were determined to have no alternative future use.

Non-operating income (expense)

Non-operating income (expense) primarily consists of interest income derived from our short-term investments, interest expense associated with our finance lease for our Aliso Viejo, California facility, along with unrealized gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar, primarily related to intercompany loans.

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

Additionally, we follow an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. As of June 30, 2019 and June 30, 2018, we have gross unrecognized tax benefits of $13.6 million and $7.2 million, respectively.

Results of Operations

Comparison of Three Months Ended June 30, 2019 and June 30, 2018

	Three Months Ended
	June 30,		% Increase
(in thousands)	2019	2018	(decrease)
Statements of operations data:
Net sales	$58,600	$43,161	36%
Cost of sales	7,870	6,160	28%
Gross profit	50,730	37,001	37%
Operating expenses:
Selling, general and administrative	37,656	28,638	31%
Research and development	17,069	12,611	35%
In-process research and development	2,245	-	NM
Total operating expenses	56,970	41,249	38%
Loss from operations	(6,240)	(4,248)	47%
Total non-operating income (expense), net	3	(1,139)	NM
Provision for income taxes	72	11	NM
Net loss	$(6,309)	$(5,398)	17%

NM = Not Meaningful

Net sales

Net sales for the three months ended June 30, 2019 and June 30, 2018 were $58.6 million and $43.2 million, respectively, reflecting an increase of $15.4 million or 36%. The increase in net sales resulted primarily from expansion of direct sales operations in our existing international markets, U.S. sales of our iStent inject and the withdrawal from the market of a competitive MIGS device in August 2018. Net sales in the United States were $48.1 million and $36.3 million for the three months ended June 30, 2019 and June 30, 2018, respectively, increasing by 32%. International sales for the three months ended June 30, 2019 and June 30, 2018 were $10.5 million and $6.9 million, respectively, increasing by 53%. Net sales at our subsidiaries in Australia, France, Germany, Japan, and the United Kingdom accounted for the majority of the increase internationally.

Cost of sales

Cost of sales for the three months ended June 30, 2019 and June 30, 2018 were $7.9 million and $6.2 million, respectively, reflecting an increase of $1.7 million or 28%. Our gross margin was 87% for the three months ended June 30, 2019 and 86% for the three months ended June 30, 2018.

Selling, general and administrative expenses

SG&A expenses for the three months ended June 30, 2019 and June 30, 2018 were $37.7 million and $28.6 million, respectively, reflecting an increase of approximately $9.1 million or 31%. The increase in SG&A expenses was primarily the result of approximately $3.1 million in additional compensation and related employee expense associated with our growing number of domestic and international employees as well as an increase of approximately $4.3 million in consulting and professional services, including expenses related to our global enterprise systems implementation and legal fees associated with our previously-disclosed patent litigation, with the remaining increase comprised of other SG&A expenses such as training samples related to our recent U.S. launch of iStent inject, and non-employee related expenses incurred by our foreign subsidiaries.

Research and development expenses

R&D expenses for the three months ended June 30, 2019 and June 30, 2018 were $17.1 million and $12.6 million, respectively, reflecting an increase of $4.5 million or 35%. The increase in R&D expenses was primarily the result of approximately $1.0 million in additional compensation and related employee expenses as well as an overall increase of approximately $3.5 million in other core R&D and clinical expenses, including expenses associated with our iDose Travoprost Phase III clinical trials.

In-process research and development expenses

IPR&D expenses for the three months ended June 30, 2019 were $2.2 million related to the purchase of certain DOSE assets. There were no IPR&D expenses for the three months ended June 30, 2018.

Non-operating income (expense), net

We had non-operating income, net of $3,000 and non-operating expense, net of $1.1 million for the three months ended June 30, 2019 and June 30, 2018, respectively. The change from net non-operating expense to net non-operating income primarily relates to the recognition of unrealized foreign currency gains due to higher intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates, offset by interest expense related to the financing lease for our Aliso Viejo, California facility.

Provision for income taxes

Our effective tax rate for the second quarter of 2019 was (1.1)%. For the three months ended June 30, 2019 and June 30, 2018, we recorded a provision for income taxes of $72,000 and $11,000, respectively, which were primarily comprised of state and foreign income taxes in both periods.

Comparison of Six Months Ended June 30, 2019 and June 30, 2018

	Six Months Ended
	June 30,		% Increase
(dollars in thousands)	2019	2018	(decrease)
Statements of operations data:
Net sales	$112,626	$83,294	35%
Cost of sales	14,981	11,946	25%
Gross profit	97,645	71,348	37%
Operating expenses:
Selling, general and administrative	72,581	55,793	30%
Research and development	30,999	23,517	32%
In-process research and development	2,245	-	NM
Total operating expenses	105,825	79,310	33%
Loss from operations	(8,180)	(7,962)	3%
Total non-operating income (expense), net	723	(131)	NM
Provision for income taxes	194	16	NM
Net loss	$(7,651)	$(8,109)	(6)%

NM = Not Meaningful

Net sales

Net sales for the six months ended June 30, 2019 and June 30, 2018 were $112.6 million and $83.3 million, respectively, reflecting an increase of $29.3 million or 35%. The increase in net sales resulted primarily from expansion of direct sales operations in our existing international markets, U.S. sales of our iStent inject and the withdrawal from the market of a competitive MIGS device in August 2018. Net sales in the United States were $92.3 million and $69.9 million for the six months ended June 30, 2019 and June 30, 2018, respectively, increasing by 32%. International sales for the six months ended June 30, 2019 and June 30, 2018 were $20.3 million and $13.4 million, respectively, increasing by 52%. Net sales at our subsidiaries in Australia, France, Germany, Japan, and the United Kingdom accounted for the majority of the increase internationally.

Cost of sales

Cost of sales for the six months ended June 30, 2019 and June 30, 2018 were $15.0 million and $11.9 million, respectively, reflecting an increase of approximately $3.0 million or 25%. Our gross margin was 87% for the six months ended June 30, 2019 and 86% for the six months ended June 30, 2018.

Selling, general and administrative expenses

SG&A expenses for the six months ended June 30, 2019 and June 30, 2018 were $72.6 million and $55.8 million, respectively, reflecting an increase of approximately $16.8 million or 30%. The increase in SG&A expenses was primarily the result of approximately $5.6 million in additional compensation and related employee expense associated with our growing number of domestic and international employees as well as an increase of approximately $7.7 million in consulting and professional services, including expenses related to our global enterprise systems implementation and legal fees associated with our previously-disclosed patent litigation, with the remaining increase comprised of other SG&A expenses such as training samples related to our recent U.S. launch of iStent inject, and non-employee related expenses incurred by our foreign subsidiaries.

Research and development expenses

R&D expenses for the six months ended June 30, 2019 and June 30, 2018 were $31.0 million and $23.5 million, respectively, reflecting an increase of $7.5 million or 32%. The increase in R&D expenses was primarily the result of approximately $1.8 million in additional compensation and related employee expenses as well as an overall increase of approximately $5.7 million in other core R&D and clinical expenses, including expenses associated with our iDose Travoprost Phase III clinical trials.

In-process research and development expenses

IPR&D expenses for the six months ended June 30, 2019 were $2.2 million related to the purchase of certain DOSE assets. There were no IPR&D expenses for the six months ended June 30, 2018.

Non-operating income (expense), net

We had non-operating income, net of $0.7 million and non-operating expense, net of $0.1 million for the six months ended June 30, 2019 and June 30, 2018, respectively. The change from net non-operating expense to net non-operating income primarily relates to the recognition of unrealized foreign currency gains due to higher intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates, offset by interest expense related to the finance lease for our Aliso Viejo, California facility.

Provision for income taxes

Our effective tax rate for the six months ended June 30, 2019 was (2.6)%. For the six months ended June 30, 2019 and June 30, 2018, we recorded a provision for income taxes of $194,000 and $16,000, respectively, which were primarily comprised of state and foreign income taxes in both periods.

Liquidity and Capital Resources

For the six months ended June 30, 2019, we incurred a net loss of $7.7 million; however, we generated cash from operations of $6.8 million. As of June 30, 2019, we had an accumulated deficit of approximately $212.8 million. We have funded our operations to date from the sale of equity securities, the issuance of notes payable, cash from exercises of stock options and warrants to purchase equity securities and cash generated from operations. We have made and expect to continue to make significant investments in our global sales force, marketing programs, research and development activities, clinical studies and general and administrative infrastructure. FDA-approved IDE studies and new product development programs in our industry are expensive. We have incurred a significant increase in administrative costs since we began operating as a public company. In addition, we are party to a long-term lease at a new facility in Aliso Viejo, California and have firm purchase commitments to implement global enterprise systems that began in the first quarter of 2019. Accordingly, although we were profitable in 2016 and certain periods in 2017 and 2018, and have generated cash from commercial operations in those years, we incurred a net loss in the year ended December 31, 2018 and the three and six months ended June 30, 2019 and there can be no assurance that we will continue to be profitable or continue to generate cash from operations.

At June 30, 2019, we had $159.2 million in cash, cash equivalents, restricted cash and short-term investments. We plan to fund our operations and capital funding needs using existing cash and investments and cash generated from commercial operations, and we may seek to obtain additional financing in the future through debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all. We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and cash generated from commercial operations will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date our condensed consolidated financial statements for the three and six months ended June 30, 2019 are made publicly available.

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$39,992	$29,821
Short-term investments	110,402	110,667
Accounts receivable, net	22,041	18,673
Accounts payable	5,052	6,286
Accrued liabilities	25,949	23,964
Working capital (1)	170,200	146,202
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

The following table is a condensed summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$6,810	$(2,626)
Investing activities	(2,312)	(2,716)
Financing activities	5,725	5,676
Exchange rate changes	21	99
Net increase in cash, cash equivalents and restricted cash	$10,244	$433

At June 30, 2019, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the six months ended June 30, 2019, our operating activities generated $6.8 million, whereas in the six months ended June 30, 2018, our operating activities used $2.6 million.

For the six months ended June 30, 2019, net cash provided by operating activities included non-cash items of $20.2 million, primarily consisting of stock-based compensation expense of $15.4 million, depreciation and amortization of $1.7 million and amortization of lease right-of-use assets of $1.4 million. In addition to the net loss of $7.7 million, these non-cash items were partially offset by changes in operating assets and liabilities of $5.7 million, the majority of which resulted from increases in accounts receivable and accounts payable and accrued liabilities.

For the six months ended June 30, 2018, net cash used in operating activities included non-cash items of $17.7 million, primarily consisting of stock-based compensation expense of $11.9 million and depreciation and amortization of $3.4 million. In addition to the net loss of $8.1 million, these non-cash items were partially offset by changes in operating assets and liabilities of $12.2 million, the majority of which resulted from increases in inventory and decreases in accounts payable and accrued liabilities.

Investing activities

In the six months ended June 30, 2019 and June 30, 2018, our investing activities used $2.3 million and $2.7 million of cash, respectively.

For the six months ended June 30, 2019, we used cash of approximately $40.9 million for purchases of short-term investments and received cash of approximately $41.1 million from sales and maturities of short-term investments.

For the six months ended June 30, 2018, we used cash of approximately $47.1 million for purchases of short-term investments and received cash of approximately $46.4 million from sales and maturities of short-term investments.

Cash used for purchases of property and equipment was approximately $2.5 million and $2.0 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

We expect to increase our investment in property and equipment in the future as we expand our manufacturing capacity for current and new products, improve our manufacturing efficiency and for overall facility expansion, as previously discussed above.

Financing activities

In each of the six months ended June 30, 2019 and June 30, 2018, our financing activities provided $5.7 million.

For the six months ended June 30, 2019, we received net cash proceeds of approximately $10.1 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan and used $4.3 million for payment of employee taxes related to restricted stock unit vestings.

For the six months ended June 30, 2018, we received net cash proceeds of approximately $6.0 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan and used $0.3 million for payment of employee taxes related to restricted stock unit vestings.

Commitments

As of June 30, 2019, the Company had material commitments for capital expenditures of approximately $1.2 million and had material commitments related to our global enterprise systems implementation of approximately $7.4 million. We plan to fund these commitments with our cash and cash equivalents.

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

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting policies and estimates as disclosed therein, with the exception of the Company’s adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASC 842). See the section entitled “Leases” within the Company’s Summary of Significant Accounting Policies and Note 5, Leases for further discussion of the Company’s adoption of ASC 842 and related disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our second fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On April 14, 2018, the Company filed a patent infringement lawsuit against Ivantis, Inc. (Ivantis) in the U.S. District Court for the Central District of California, Southern Division (the Court), alleging that Ivantis’ Hydrus® Microstent device infringes the Company’s U.S. Patent Nos. 6,626,858 and 9,827,143. In August 2018, Ivantis filed counterclaims alleging that the Company’s iStent inject infringes three patents which Ivantis acquired after the start of the litigation (Acquired Patents). On March 18, 2019, the Court granted the Company’s early motion for summary judgment, finding that the Company does not infringe the Acquired Patents. Fact discovery on the Company’s claims against Ivantis is currently ongoing and set to close in September 2019, with trial scheduled to begin on or around July 28, 2020. Additionally, in May 2018, Ivantis filed Inter Partes Review (IPR) petitions with the Patent Trial and Appeal Board (PTAB) on the patents the Company has asserted in the litigation. The PTAB denied institution of the petitions in December 2018, but Ivantis filed two additional IPR petitions shortly thereafter. The PTAB denied institution of the second round of petitions in July 2019. In April 2019, Ivantis filed an additional IPR petition that is expected to receive an institution decision on or around October 2019. The Company believes that the remaining PTAB petition is without merit, and intends to continue vigorously defending itself. The Company is currently unable to predict the ultimate outcome of these matters or reasonably estimate a possible loss or range of loss, and thus, no amounts have been accrued in the condensed consolidated financial statements.

Item 1A. Risk Factors

The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, which was filed with the SEC on May 8, 2019. With the exception of risks relating to our planned acquisition of Avedro, Inc., our other recent acquisition, licensing and distribution arrangements, and our patent and other intellectual property litigation, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Quarterly Report on Form 10-Q.

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

Risks Related to Our Planned Acquisition of Avedro, Inc.

The failure to complete our planned acquisition of Avedro, Inc. in a timely manner or at all, may adversely affect our business and our stock price.

Our and Avedro, Inc.’s (Avedro) obligations to consummate our planned acquisition of Avedro are subject to the satisfaction or waiver of certain customary conditions, including, among others, (i) the adoption of the Agreement and Plan of Merger by a majority of the shareholders of Avedro; (ii) the expiration or termination of any applicable waiting period (or extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the absence of (A) any temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction enjoining or otherwise prohibiting the consummation of the merger or (B) any applicable law of a governmental authority of competent jurisdiction prohibiting or rendering illegal the consummation of the Merger; (iv) subject to certain qualifications, the accuracy of the representations and warranties of the parties and compliance by the parties with their respective obligations under the merger agreement; and (v) the absence of any material adverse effect on Avedro or our company since the date of the merger agreement that is continuing. We cannot provide assurance that these or the other conditions to the completion of the planned acquisition of Avedro will be satisfied in a timely manner or at all. In addition, other factors may affect when and whether the merger will occur. If our planned acquisition of Avedro is not completed, our share price could fall to the extent that our current price reflects an assumption that we will complete the planned acquisition. Furthermore, if the planned acquisition of Avedro is not completed and the merger agreement is terminated, we may suffer other consequences that could adversely affect our business, results of operations and share price, including the following:

●	we have incurred and will continue to incur costs relating to the planned acquisition (including significant legal and financial advisory fees) and many of these costs are payable by us whether or not the planned acquisition is completed;
●	we could be required to reimburse Avedro for certain of its costs incurred in connection with the planned acquisition and the merger agreement;
●	matters relating to the planned acquisition (including integration planning) may require substantial commitments of time and resources by our management team, which could otherwise have been devoted to other opportunities that may have been beneficial to us;
●	we may be subject to legal proceedings related to the acquisition or the failure to complete the acquisition;
●	the failure to consummate the acquisition may result in negative publicity and a negative impression of us in the investment community; and
●	any disruptions to our business resulting from the announcement and pendency of the acquisition, including any adverse changes in our relationships with our customers, suppliers, collaboration partners and employees, may continue or intensify in the event the merger is not consummated.

Uncertainty about our planned acquisition of Avedro may adversely affect our business and stock price, whether or not the planned acquisition is completed.

We are subject to risks in connection with the announcement and pendency of our planned acquisition of Avedro, including the pendency and outcome of any legal proceedings against us, our directors and others relating to the planned acquisition and the risks from possibly foregoing opportunities we might otherwise pursue absent the planned acquisition of Avedro. Furthermore, uncertainties about the planned acquisition may cause our current and prospective employees to experience uncertainty about their future with us. These uncertainties may impair our ability to retain, recruit or motivate key management and other personnel.

In addition, in response to the announcement of our planned acquisition of Avedro, our existing or prospective customers, suppliers or collaboration partners may:

●	Delay, defer or cease purchasing our products or providing goods or services to us;
●	delay or defer other decisions concerning us, or refuse to extend credit terms to us;
●	cease further joint development activities; or
●	otherwise seek to change the terms on which they do business with us.

While we are attempting to address these risks with our existing and prospective customers, suppliers or collaboration partners, they may be reluctant to purchase our products, supply us with goods and service or continue collaborations due to the potential uncertainty about the direction of our product offerings and the support and service of our products after we complete the planned acquisition of Avedro.

We may fail to realize the benefits expected from our planned acquisition of Avedro, which could adversely affect our stock price.

Our planned acquisition of Avedro, if completed, will be our largest acquisition to date. The anticipated benefits we expect from the planned acquisition are, necessarily, based on projections and assumptions about the combined businesses of our company and Avedro, which may not materialize as expected or which may prove to be inaccurate. The value of our common stock following the completion of the planned acquisition could be adversely affected if we are unable to realize the anticipated benefits from the acquisition on a timely basis or at all. Achieving the benefits of the planned acquisition of Avedro will depend, in part, on our ability to integrate the business, operations and products of Avedro successfully and efficiently with our business. The challenges involved in this integration, which will be complex and time-consuming, include the following:

●	difficulties entering new markets and integrating new technologies in which we have no or limited direct prior experience;
●	successfully managing relationships with our combined supplier and customer base;
●	coordinating and integrating independent research and development and engineering teams across technologies and product platforms to enhance product development while reducing costs;
●	consolidating and integrating corporate, finance and administrative infrastructures and integrating and harmonizing business systems;
●	coordinating sales and marketing efforts to effectively position our capabilities and the direction of product development;
●	limitations prior to the completion of the acquisition on the ability of management of our company and of Avedro to conduct planning regarding the integration of the two companies;
●	the increased scale and complexity of our operations resulting from the acquisition;
●	retaining key employees of our company and Avedro;
●	obligations that we will have to counterparties of Avedro that arise as a result of the change in control of Avedro; and
●	minimizing the diversion of management attention from other important business objectives.

If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business of the size and complexity of Avedro, then we may not achieve the anticipated benefits of the acquisition of Avedro and our revenue, expenses, operating results and financial condition could be materially adversely affected.

The acquisition of Avedro may result in significant charges or other liabilities that could adversely affect the financial results of the combined company.

The financial results of the combined company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with our integration of the business and operations of Avedro. The amount and timing of these possible charges are not yet known. Further, our failure to identify or accurately assess the magnitude of certain liabilities we are assuming in the acquisition could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition. The price of our common stock following the acquisition could decline to the extent the combined company’s financial results are materially affected by any of these events.

The regulatory approvals required in connection with our planned acquisition of Avedro may not be obtained or may contain materially burdensome conditions.

Completion of our planned acquisition of Avedro is conditioned upon the receipt of certain regulatory approvals, and we cannot provide assurance that these approvals will be obtained. If any conditions or changes to the proposed structure of the acquisition are required to obtain these regulatory approvals, they may have the effect of jeopardizing or delaying completion of the planned acquisition or reducing the anticipated benefits of the planned acquisition. If we agree to any material conditions in order to obtain any approvals required to complete the planned acquisition, the business and results of operations of the combined company may be adversely affected.

The issuance of shares of our common stock in connection with the planned acquisition of Avedro will dilute our shareholders’ ownership interest in the company.

We will issue additional shares of our common stock to stockholders of Avedro such that after the consummation of the planned acquisition, Avedro’s stockholders will own approximately 15% of our issued and outstanding shares of common stock. This issuance of additional shares of our common stock will dilute your ownership interest in our company, and you will have a reduced ownership and voting interest in our company following the completion of this transaction.

Risks Related to Our Business

We have incurred significant losses since inception and there can be no guarantee that we reach sustained profitability.

Since the Company’s inception in July 1998, we have incurred significant operating losses. As of June 30, 2019, we had an accumulated deficit of approximately $212.8 million.

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

Our primary sales-generating commercial products have been the iStent, which we began selling in the United States in the third quarter of 2012, and the iStent inject, which began selling in the United States in the second half of 2018. We rely heavily upon sales in the United States, which comprised 82% of our net sales for the three and six months ended June 30, 2019. We expect to continue to derive a significant portion of our net sales from sales of these two products, particularly the iStent inject, in the United States, even if we are successful in continuing to commercialize our iStent products outside the United States, or receive necessary approvals to commercialize our other current and future pipeline products designed to treat glaucoma, corneal disorders and retinal diseases in the United States and other countries. Accordingly, our ability to generate net sales is highly dependent on our ability to market and sell the iStent and the iStent inject.

We initially developed MIGS to provide an alternative to the traditional glaucoma treatment and management paradigms. MIGS and our MIGS devices may experience a slowdown of market acceptance among eye care professionals, patients, healthcare payors and the medical community. There are a number of other available therapies marketed for the treatment of glaucoma, including medication therapies that are well established and are widely accepted by the medical community. There are also other MIGS devices that are currently available in the United States and globally or are in development by third parties that have entered or could enter the market and which may affect adoption of or demand for our products. For example, Ivantis, Inc. (Ivantis) obtained FDA approval of its Hydrus® Microstent, a competitive MIGS device, in 2018. The Hydrus device, which is implanted into the trabecular meshwork like the iStent and iStent inject, is indicated for use in conjunction with cataract surgery for the reduction of IOP in adult patients with mild to moderate primary open-angle glaucoma. Alcon, Inc., which withdrew its Cypass® suprachoroidal implant, a competitive MIGS device, from the market in August 2018, has indicated its intention to potentially reintroduce the product at a later date. These MIGS products, or other products that may be developed and receive regulatory approval, could achieve greater commercial acceptance, demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our iStent, iStent inject, or other products under development, which may reduce demand for our primary products, the iStent and the iStent inject, as well as for our products in development.

Eye care professionals, patients, healthcare payors and the medical community globally may be slow or fail to adopt our products for a variety of reasons, including, among others:

●	lack of experience with our products;
●	lack of availability of adequate coverage and reimbursement for hospitals, ambulatory surgery centers and physicians;
●	our inability to convince key opinion leaders to provide recommendations regarding our products, or to convince eye care professionals, patients and healthcare payors that our products are attractive alternatives to other products and treatment solutions;
●	lack of evidence supporting cost benefits or cost-effectiveness of our products over existing alternatives;
●	perception that our products are unproven, investigational or experimental;
●	the price of our products relative to competing treatment alternatives;
●	physician preference for competitive MIGS devices in the market;
●	patient safety concerns regarding the use of MIGS devices;
●	liability risks generally associated with the use of new products and procedures; and
●	training required to use new products.

Our growth depends on our ability to develop and commercialize additional products, including our recently commercialized iStent inject and our pipeline products. If we are not able to commercialize additional products, including our pipeline products, in a timely manner, our products may become obsolete over time, customers may not buy our products, our net sales and profitability may decline, and we may not experience growth in our business.

Demand for our products may change in ways we may not anticipate due to:

●	changing coverage and reimbursement, coding and payments;
●	changing customer needs;
●	the introduction of new products and technologies;
●	patient safety concerns;
●	evolving surgical practices;
●	evolving industry standards; and
●	other unforeseen reasons.

As a result, it is important that we continue to build a more complete product offering. Developing additional products is expensive and time-consuming, and could divert management’s attention away from expanding acceptance of the iStent and iStent inject and harm our business. Even if we are successful in developing our additional pipeline products, including those currently in development, the success of our new product offerings, if any, will depend on a variety of factors, including our ability to:

●	properly identify and anticipate customer needs;
●	commercialize new products in a cost-effective and timely manner;
●	manufacture and deliver products in sufficient volumes on time;
●	obtain regulatory approval for new products;
●	receive adequate coverage and reimbursement for procedures performed with our products;
●	differentiate our offerings from competitors’ offerings;
●	achieve positive clinical outcomes;
●	satisfy the increased demands from healthcare payors, providers and patients for lower-cost procedures;
●	innovate and develop new materials, product designs and surgical techniques; and
●	provide adequate medical and consumer education relating to new products and attract key ophthalmologists and other eye care professionals to advocate these new products.

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

Research programs to identify new products will require substantial technical, financial and human resources, whether or not any such products are ultimately identified. We may determine that one or more of our pre-clinical programs does not have sufficient potential to warrant the allocation of such resources. Our research programs may initially show promise in identifying potential products, yet fail to yield product candidates for clinical development for many reasons, including the following:

●	the research methodology used may not be successful in identifying potential products;
●	competitors may develop alternatives that render our future products, if any, obsolete;
●	our products may not be deployed safely or effectively;

●	our future products, if any, may, on further study, be shown to have harmful side effects or other characteristics that indicate they are unlikely to be effective;
●	our clinical trials may not be successful; and
●	we may not receive regulatory approval.

We have and may continue to enter into acquisitions, collaborations, in-licensing agreements, joint ventures, distribution agreements, alliances or partnerships with third parties that fail to result in a commercial product or net sales.

In 2019 we completed several collaborative transactions, including a distribution arrangement with Santen, Inc., the acquisition of DOSE Medical Corporation and a licensing arrangement with Intratus, Inc. We entered into these transactions and may continue to enter into additional acquisitions, collaborations, in-licensing agreements, joint ventures, distribution agreements, alliances, or partnerships or undertake one or more of these transactions in order to retain our competitive position within the marketplace or to expand into new markets. However, we cannot assure you that we will be able to successfully complete any acquisition we choose to pursue, that we will be able to successfully integrate any such acquired business, product or technology in a cost-effective and non-disruptive manner, or that any potential commercial product related to such a transaction (including a distribution arrangement) will receive the necessary regulatory approvals to be marketed, distributed or sold, or that we will be successful in commercializing such product. If we are unable to integrate any acquired businesses, products or technologies effectively, receive regulatory approval of any product we planned to distribute or sell or successfully commercialize a product, our business would likely suffer. We cannot assure you that any such transaction will result in revenue growth, increased profitability or an enhancement in our business prospects.

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

Even when we receive the necessary approvals to market our products in a foreign jurisdiction, we face challenges to reaching or maintaining profitability. In some foreign countries, particularly in the European Union, the pricing of medical devices is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to supply data that compares the cost-effectiveness of our products to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, it may not be profitable to sell our products in certain foreign countries, which could negatively affect the long-term growth of our business.

Our existing foreign operations, as well as our planned international growth, expose us to additional uncertainty and risks beyond regulatory authorization and reimbursement levels. Outside the United States, we sell our products through direct sales organizations in sixteen countries and a network of third-party distribution partners in other markets. These international operations expose us and our subsidiaries and third-party distributors to a variety of risks including, without limitation, the following:

●	compliance with foreign regulations and laws, as well as U.S. laws that apply to activities in foreign jurisdictions, the adherence to which can be costly. Such regulations and laws expose us to penalties for non-compliance. These laws and regulations include various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act, the French Sunshine Act, as well as privacy regulations such as the European Union’s General Data Protection Regulation (GDPR), which took effect in 2018, and export control regulations. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities and exclusion or debarment from government contracting;
●	difficulties enforcing our intellectual property rights and defending against third-party threats and intellectual property enforcement actions against us, our distributors, or any of our third-party suppliers;
●	reduced or varied protection for intellectual property rights in some countries;
●	pricing pressure that we may experience internationally;
●	foreign currency exchange rate fluctuations;
●	a shortage of high-quality sales people and distributors, and the difficulties of managing foreign operations;
●	the availability and level of third-party coverage and reimbursement within prevailing foreign healthcare systems that may require some of the patients who would be good candidates for the iStent or our other products to directly absorb medical costs, the ability of those patients to elect to privately pay for the iStent or our other products, or the potential necessity to reduce the selling prices of our products;
●	relative disadvantages compared to competitors with more recognizable names, longer operating histories and better established distribution networks and customer relationships;
●	the imposition of additional U.S. and foreign governmental controls or regulations;
●	political and economic instability;
●	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;
●	the imposition of restrictions on the activities of foreign agents, representatives and distributors;
●	scrutiny of foreign tax authorities that could result in significant fines, penalties and additional taxes being imposed on us;
●	laws and business practices favoring local companies;

●	longer sales and payment cycles;
●	difficulties in maintaining consistency with our internal guidelines;
●	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
●	the imposition of costly and lengthy new export licensing requirements and restrictions, particularly relating to technology;
●	international terrorism and anti-U.S. sentiment;
●	the imposition of U.S. or international sanctions against a country, company, person or entity with whom we do business that would restrict or prohibit continued business with the sanctioned country, company, person or entity; and
●	the imposition of new trade restrictions.

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

Our corporate headquarters and our manufacturing operations are currently located in an approximately 86,000 square foot campus located in San Clemente, California, comprised of two main buildings adjacent to U.S. Marine Corps Base Camp Pendleton and wilderness area susceptible to brushfires, earthquakes and other natural disasters. This location serves as our sole manufacturing location where we manufacture, inspect, package, release and ship nearly all of our final products pursuant to numerous U.S. and foreign regulatory approvals. This is also the location where we currently conduct substantially all of our research and development activities, customer and technical support, and management and administrative functions. In addition, in the fourth quarter of 2018, we entered into an office building lease pursuant to which we will lease one property containing three existing office buildings, comprising approximately 160,000 rentable square feet of space, located in Aliso Viejo, California. The term of the lease commenced on April 1, 2019 and continues for thirteen years. The agreement contains an option to extend the lease for two additional five year periods at market rates. We intend to relocate our corporate administrative headquarters, along with certain laboratory, research and development and warehouse space, to this new facility. Despite our efforts to safeguard our current San Clemente facility, including acquiring insurance on commercially reasonable terms, adopting environmental health and safety protocols and utilizing off-site storage of computer data, vandalism, terrorism or a natural or other disaster, such as an earthquake, fire or flood, could damage or destroy our manufacturing equipment or our inventory of component supplies or finished goods, cause substantial delays in our operations, result in the loss of key information, and cause us to incur additional expenses, including relocation expenses. If this facility or our future facility in Aliso Viejo suffers a crippling event, or a force majeure event, this could materially impact our ability to operate. Our insurance may not cover our losses in any particular case, or insurance may not be available on commercially reasonable terms to cover certain of these catastrophic events. In addition, regardless of the level of insurance coverage, damage to our facilities may have a material adverse effect on our business, financial condition and operating results. Additionally, if we are unable to continue to expand our manufacturing facility in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter operational interruptions, delays or additional costs in achieving our research, development and commercialization objectives, including in obtaining regulatory approvals of our product candidates and meeting customer demand, which could materially damage our business and financial position. As our business expands, we will require additional space, which could also result in a higher cost structure that could reduce our gross margin and negatively affect our operating results.

We are also subject to numerous other risks relating to our manufacturing capabilities, including:

●	quality and reliability of product components that we source from third-party suppliers, including the risk of receiving components that do not meet our quality, sterility or manufacturing design standards ;

●	our inability to secure product components in a timely manner or in sufficient quantities to meet customer demand, or on commercially reasonable terms;
●	our inability to maintain compliance with quality system requirements;
●	our failure to increase production capacity or volumes to meet demand;
●	our inability to design or modify production processes to enable us to produce efficiently future products or implement changes in current products in response to design or regulatory requirements; and
●	difficulty identifying and qualifying alternative suppliers for components in a timely manner, or at all.

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

We depend on a limited number of third-party suppliers for certain components and pharmaceuticals, and the loss of any of these suppliers, or their inability to provide us with an adequate supply of materials, could harm our business.

We rely on a limited number of third-party suppliers to supply components for the iStent, the iStent inject and its unique injector system and our other pipeline products, as well as drugs for our iDose and other drug delivery systems in development. Other than agreements with key suppliers, we generally do not enter into long-term supply agreements with our suppliers, and we order most components and other products on a purchase order basis. With respect to some components and other products, we have a sole supplier or a limited number of suppliers, and in some cases there may not be alternate suppliers who are capable or qualified to supply such components and products in a timely manner, or at all. The loss of these suppliers, or their inability to provide us with an adequate supply of components or products, could cause delay in the manufacture of our products, thereby impairing our ability to meet the demand of our customers and causing significant harm to our business. Although we strive to maintain inventory to mitigate supply interruptions, we are nevertheless exposed to risks, including limited control over costs, availability, quality, delivery schedules and supplier disputes.

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

In addition, we rely on our suppliers to supply us with components and pharmaceuticals that comply with regulatory requirements, Current Good Manufacturing Practices and quality control standards, and meet agreed upon specifications at acceptable costs and on a timely basis. Although we expect our third-party suppliers to act consistent with such standards, we do not control our suppliers, as they operate and oversee their own businesses. There is a risk that our suppliers will not always act consistent with our best interests, and may not always supply components that meet our needs. Unexpected safety or efficacy concerns can arise with respect to marketed products, whether or not scientifically justified, leading to product recalls, withdrawals, or declining sales, as well as product liability, consumer fraud and/or other claims, including potential civil or criminal governmental actions. Accordingly, if we fail to obtain sufficient quantities of high-quality components and pharmaceuticals to meet demand for our products on a timely basis, we could lose customer orders, our reputation may be harmed and our business could suffer.

Failure to secure and maintain adequate coverage or reimbursement by third-party payors for procedures using the iStent, iStent inject or our other products in development, or changes in current coverage or reimbursement, could materially impact our net sales and future growth.

We currently derive a substantial portion of our net sales from sales in the United States of the iStent and iStent inject and expect this to continue for the next several years. Hospitals and ambulatory surgery centers that purchase the iStent and iStent inject typically bill various third-party payors, including Medicare, Medicaid, private commercial insurance companies, health maintenance organizations and other healthcare-related organizations, to cover all or a portion of the costs and fees associated with the MIGS procedures in which the iStent and the iStent inject are used and bill patients for any applicable deductibles or co-payments. Access to adequate coverage and reimbursement for the procedures using the iStent and the iStent inject (and our other approved products and products in development) by third-party payors is essential to the acceptance of our products by our customers.

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for medical device products and services exists among third-party payors. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained, or maintained if obtained.

Many third-party payors in the United States model their coverage policies and payment amounts after those determined by the Center for Medicare & Medicaid Services (CMS), the federal agency responsible for administering the Medicare program. CMS relies on an extensive network of Medicare Administrative Contractors (MACs) to develop coverage policies when no national coverage determination exists for a procedure. Because there currently is no Medicare national coverage determination for procedures using our iStent devices, we are required to provide scientific and clinical support for the use of the iStent and iStent inject (including the iStent Infinite, iStent Supra and iStent SA devices, if approved) to each MAC separately, with no assurance that coverage and adequate reimbursement will be obtained. Although all MACs currently provide coverage and reimbursement for the MIGS procedure using the iStent and the iStent inject, difficulties in processing reimbursement or regional differences or reductions in the reimbursement amount for the physician professional services could negatively impact iStent and iStent inject penetration or usage by customers. These differences in MAC reimbursement could also negatively impact the amount paid by private commercial insurance companies, further negatively affecting customer penetration or usage.

Third-party payors, including CMS, regularly assess and propose changes to their coverage and reimbursement policies. Changes in these current policies impact the profit margin of the hospital or surgery center where the surgery is performed and increase costs to customers. For example, beginning in 2016, Medicare started to make a single, comprehensive payment for combination iStent insertion and cataract procedures performed in hospital outpatient departments (HOPDs), eliminating the separate payments that were available for the procedures in prior years and reducing the total reimbursement amount for the combination procedure in the HOPD. Further, any decline in the amount payors are willing to reimburse our customers for MIGS procedures could make it difficult for existing customers to continue using, or new customers to adopt, any of our iStent devices and could create additional pricing pressure for us. If we were forced to lower the price we charge for our products, our gross margins would decrease, which would adversely affect our ability to invest in and grow our business. Conversely, although the reimbursement payments from Medicare to surgery centers for the iStent procedure was increased in 2017, there can be no assurance that this increase will remain in effect in future years or that the amount of reimbursement will not be decreased in future years. Any reduction in the amount of Medicare reimbursement payments will have a negative effect on our net sales.

Some third-party payors in the United States, including Medicaid and certain commercial payors, have developed policies that deny coverage for the MIGS procedures using the iStent or iStent inject. To support changes in these policies, we may need to conduct prospective, randomized controlled clinical trials and present data from such trials to these payors to demonstrate the medical necessity or cost-effectiveness of the iStent or our other approved products or products in development. There can be no assurance that coverage for our products will be expanded. In addition, those private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for MIGS procedures performed with the iStent or the iStent inject, though we cannot predict whether coverage will be sufficient or if there will be coverage at all. Failure to obtain favorable payor policies could have a material adverse effect on our business and operations.

We believe that Medicare coverage and existing coverage by third-party payors represents more than 90% of our target patient population. U.S. third-party payors representing more than 90% of individuals covered by commercial insurance currently reimburse the iStent procedure. While we anticipate gaining coverage and reimbursement from additional third-party payors, we cannot guarantee that we will be successful or that coverage and reimbursement will be at levels that support continued penetration and usage by our customers. Moreover, compliance with the administrative procedures and requirements of third-party payors may result in delays in processing approvals by those third-party payors for customers to obtain coverage and reimbursement for procedures using the iStent or the iStent inject. Failure to secure or maintain adequate coverage or reimbursement for procedures using our iStent devices by third-party payors, or delays in processing approvals by those payors, could result in the cancellations of procedures to insert the iStent or iStent inject in combination with cataract surgery, resulting in the loss of net sales from these procedures. If these issues remain unresolved, they could have a material adverse effect on our business, financial condition and operating results.

Failure to secure or maintain adequate coverage or reimbursement for procedures using the iStent or iStent inject by third-party payors, or delays in processing approvals by those payors, could result in the cancellations of procedures to insert the iStent devices in combination with cataract surgery, resulting in the loss of net sales from these procedures. If these issues remain unresolved, they could have a material adverse effect on our business, financial condition and operating results.

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

Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the United States and in international markets. Coverage decisions may depend upon clinical and economic standards that disfavor new products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Adequate coverage and reimbursement from governmental and commercial payors are critical to new product acceptance. Third-party coverage and reimbursement for our products or any of our product candidates for which we may receive regulatory approval may not be available or adequate in either the United States or international markets.

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

We also compete with other glaucoma therapies such as pharmaceuticals and other medical devices.  Manufacturers of medical devices used in surgical therapy procedures for treating glaucoma include Alcon, Inc., Johnson & Johnson (through its acquisition of Abbott Medical Optics Inc.), Allergan plc (through its acquisition of AqueSys, Inc. and its Xen® Glaucoma Treatment System), STAAR Surgical Company, Lumenis Ltd., NeoMedix, Inc., New World Medical, Inc., Sight Sciences, Inc., Iridex Corporation and Ellex Medical Lasers Limited. These and other manufacturers provide a variety of surgical products, including tubes, aqueous shunts, laser systems, trabeculotomy, blades and other filtration devices. We are aware of other companies, including, but not limited to, iSTAR Medical SA, that are conducting clinical trials or have filed for regulatory approval of glaucoma treatment devices. Additionally, in connection with our recent transactions in the fields of retinal and corneal disorder treatment, we are entering into well-established markets in which we have less experience than many large, pre-existing competitors.

Many of our current and potential competitors (including MIGS competitors) are large publicly traded companies or divisions of publicly traded companies and have several competitive advantages, including:

●	greater financial and human resources for product development, sales and marketing and patent litigation;
●	significantly greater name recognition;

●	longer operating histories;
●	established relationships with healthcare professionals, customers and third-party payors;
●	additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or incentives;
●	more established sales and marketing programs and distribution networks; and
●	greater experience in conducting research and development, manufacturing, clinical trials, preparing regulatory submissions and obtaining regulatory clearance or approval for drug and device products and marketing approved products.

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

We believe that ophthalmic surgeons will not use our products unless they conclude that our products provide a safe, efficient, effective and preferable alternative to currently available treatment options. If longer-term patient studies or clinical experience indicate that treatment with our products is less effective, less efficient or less safe than our current data suggest, our sales would be harmed, and we could be subject to significant liability. Further, unsatisfactory patient outcomes or patient injury, due to either our products or competitive MIGS products, could cause negative publicity for our products, particularly in the early phases of product introduction for our products currently under development. For example, in August 2018, Alcon, Inc. withdrew its Cypass® suprachoroidal implant, a competitive MIGS device that is also designed to be implanted in the suprachoroidal space of the eye, from the market due to patient safety concerns that arose in a post-approval safety study. The FDA, and other federal, state, local and foreign regulatory authorities, may impose more stringent or higher standards in evaluating the iStent Supra for approval based upon the safety issues experienced with the Cypass® device. There is also a risk that physicians may choose not to use our iStent Supra product if and when it is approved and commercially launched because of concerns over patient safety similar to those related to the Cypass® implant, which could limit our potential for increased revenue and sales growth. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from their use. It is also possible that as our products become more widely used, latent defects could be identified, creating negative publicity and liability problems for us and adversely affecting demand for our products. Physicians may also conclude that the products offered by our MIGS competitors have greater efficacy than our products, which could result in a decline in our sales.

Ophthalmic surgeons may also determine not to use our products due to other potential risks to patients. For example, the iStent is rated “MRI Conditional” by the American Society for Testing and Materials. This means that a patient implanted with the iStent can be scanned via magnetic resonance imaging (MRI) only under the following conditions specified on the product label: static magnetic field of 3-Tesla or less, and maximum spatial magnetic field gradient of 4,000-Gauss/cm or less. Therefore, it may not be safe for iStent recipients to undergo MRIs in environments that do not match these specified conditions. Physicians may choose not to implant iStents because of this limitation, which could have an adverse impact on our net sales growth and financial results.

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

Our net sales from the sale of our approved iStent devices may experience volatility due to a number of factors, many of which are beyond our control, including:

●	our ability to drive increased sales of our products;
●	our ability to establish and maintain an effective and dedicated sales organization;
●	fluctuations in the demand for our products;
●	pricing pressure applicable to our products, including adverse third-party coverage and reimbursement outcomes and competitor pricing;
●	results of clinical research and trials on our products or competitive MIGS products;
●	fluctuations in the number of cataract procedures performed by our customers, which could decrease significantly during holiday seasons and summer months, when significant numbers of physicians and patients may schedule vacations;
●	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
●	decisions by customers to defer orders in anticipation of the introduction of new products or product enhancements by us;
●	sampling by and additional training requirements for physicians upon the commercialization of a new product by the Company or one of its competitors;

●	our ability to manage the risks associated with new product introductions, including, without limitation, managing product inventory levels to ensure we adequately meet product demands and avoid expenses and charges associated with product obsolescence, and shifts and changes in product demands and the associated impact on revenues and cost of goods sold;
●	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;
●	interruption in the manufacturing or distribution of our products;
●	the ability of our suppliers, including sole suppliers, to timely provide us with an adequate supply of product components;
●	the effect of competing technological, industry and market developments;
●	changes in our ability to obtain regulatory clearance or approval for our products or to obtain or maintain our CE Certificates of Conformity for our products;
●	variances in the sales terms, timing or volume of customer orders from period to period;
●	the length of our sales cycle, which varies and may be unpredictable; and
●	our ability to expand the geographic reach of our sales and marketing efforts.

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

Since the commercial launch of the iStent in July 2012, we have seen significant period-to-period growth in our business. We anticipate that this growth will continue in the near term as the iStent and the iStent inject continue to gain market acceptance and we develop and introduce new products, including through our distribution and licensing arrangements. Not only do we expect this growth to continue, but we must continue to grow in order to meet our business and financial objectives. However, continued growth may create numerous challenges, including:

●	new and increased responsibilities for our management team;
●	increased pressure on our operating, financial and reporting systems;
●	increased pressure from our competitors;
●	increased pressure to anticipate and satisfy market demand;
●	additional manufacturing capacity requirements;
●	strain on our ability to source a larger supply of components that meet our required specifications on a timely basis;
●	management of an increasing number of relationships with our customers, suppliers and other third parties;
●	entry into new international territories with unfamiliar regulations and business approaches; and
●	the need to hire, train and manage additional qualified personnel.

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

We have benefited substantially from the leadership and performance of our senior management as well as certain key employees. For example, our chief executive officer, as well as other key members of our senior management, has experience successfully developing novel technologies and scaling early-stage medical device companies to achieve profitability. Our success will depend on our ability to retain our current management and key employees, and to attract and retain qualified personnel in the future. Competition for senior management and key employees in our industry is intense and we cannot guarantee that we will be able to retain our personnel or attract new, qualified personnel. The loss of services of certain members of our senior management or key employees could prevent or delay the implementation and completion of our strategic objectives, or divert management’s attention to seeking qualified replacements. Each member of senior management as well as our key employees may terminate employment without notice and without cause or good reason. The members of our senior management are not subject to non-competition agreements. Accordingly, the adverse effect resulting from the loss of certain members of senior management could be compounded by our inability to prevent them from competing with us.

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

Our iDose implant, as well as other pipeline products, will be regulated as drugs and be subject to a different regulatory approval process than our other products in development. iDose, as well as our other pharmaceutical pipeline products, are in early stages of development and may never be commercialized.

As a drug delivery implant, iDose will be subject to a regulatory approval process similar to that for pharmaceuticals, as will certain other of our pipeline products. This process is often a more lengthy, costly and complex process than obtaining regulatory approval for a medical device. The future success of our iDose and other drug delivery systems depends on our ability to complete clinical trials, and will require significant development activities, clinical trials, regulatory approvals, and substantial additional investment.

This development program may not lead to a commercially viable product for several reasons. For example, we may fail to demonstrate safety and efficacy in pre-clinical tests or clinical trials, or we may have inadequate financial or other resources to pursue drug development efforts. From time to time, we may establish and announce certain development goals for our iDose product candidate and other pipeline products; however, it is difficult to predict accurately if and when we will achieve these goals. We may be unsuccessful in advancing this drug delivery implant into clinical testing or in obtaining FDA approval, and our long-term business prospects could be harmed.

Our business requires substantial capital and operating expenditures to operate and grow.

Although we raised net proceeds of approximately $113.6 million from our initial public offering in 2015 and generate net sales from our approved products, we may nevertheless need to raise substantial additional capital in the future to:

●	expand our sales and marketing organization in the United States and internationally;
●	fund our operations, clinical trials and commercialization efforts for new products, if any such products receive regulatory approval for commercial sale;
●	scale-up our manufacturing operations;
●	pursue additional research and development;

●	enforce or defend, in litigation or otherwise, our patent or other intellectual property rights against infringement, misappropriation or other violation by third parties or any claims that we infringe or have otherwise violated third-party patent or other intellectual property rights; and
●	acquire companies or in-license products or intellectual property.

We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and cash generated from operations will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date our condensed consolidated financial statements for the three and six months ended June 30, 2019 are made publicly available. However, our future funding requirements will depend on many factors, including:

●	the scope, rate of progress and cost of our clinical trials and other research and development activities;
●	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;
●	the cost of asserting or defending, in litigation or otherwise, our patent or other intellectual property rights against infringement, misappropriation or other violation by third parties or any claims that we infringe or have otherwise violated third-party patent or other intellectual property rights;
●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
●	the cost and timing of regulatory approvals;
●	the cost and timing of establishing sales, marketing and distribution capabilities;
●	the cost of establishing clinical and commercial supplies of our products and any products that we may develop;
●	the effect of competing technological and market developments;
●	licensing technologies for future development; and
●	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions. Our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, power losses, computer system or data network failures, security breaches, data corruption and cyber-based attacks. Cyber-based attacks can include computer viruses, computer denial-of-service attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism by third parties and sabotage. In addition, federal, state and international laws and regulations, such as GDPR, can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail. In addition, a variety of our software systems are cloud-based data management applications, hosted by third-party service providers whose security and information technology systems are subject to similar risks.

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

In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the Code) contains rules that limit for U.S. federal income tax purposes the ability of a corporation that undergoes an “ownership change” to utilize its net operating losses (and certain other tax attributes) existing as of the date of such ownership change. Under these rules, a corporation is treated as having had an “ownership change” if there is more than a 50% increase in stock ownership by one or more “five percent shareholders,” within the meaning of Section 382 of the Code, during a rolling three-year period. We believe a portion of our existing net operating losses are subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize our net operating losses to offset future taxable income could be further limited, which could have a negative effect on our liquidity. For these reasons, we may not be able to utilize a material portion of our net operating losses, even if we continue to achieve profitability.

Risks Related to the Regulatory Environment

Our failure to obtain and maintain regulatory clearances or approvals on a timely basis, or at all, could prevent us from commercializing our current or pipeline products in the U.S., which could severely impede our ability to grow our business and/or harm our business, financial condition and operating results.

The iStent and the iStent inject are classified as medical devices. As a result, we are subject to extensive government regulation in the United States by the FDA and state regulatory authorities and by foreign regulatory authorities in the countries in which we conduct business. These regulations relate to, among other things, research and development, design, testing, clinical trials, manufacturing, clearance or approval, environmental controls, safety and efficacy, labeling, advertising, promotion, pricing, recordkeeping, reporting, import and export, post-approval studies and the sale and distribution of the iStent, the iStent inject and our other products in development.

In the United States, before we can market a new medical device, or a new use of, new claim for, or significant modification to, an existing product, we must first receive either clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act (FDCA) or approval of a premarket approval application (PMA) from the FDA, unless an exemption applies. The process of obtaining PMA approval, which was required for the iStent and the iStent inject, is much more costly and uncertain than the 510(k) clearance process. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, in order to clear the proposed device for marketing. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices for which the 510(k) process cannot be used and that are deemed to pose the greatest risk.

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

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

●	our inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or notified body that our products are safe or effective for their intended uses;
●	the disagreement of the FDA or the applicable foreign regulatory body with the design or implementation of our clinical trials or the interpretation of data from pre-clinical studies or clinical trials;
●	failure of clinical sites to conduct the clinical trial in accordance with applicable regulatory requirements or our clinical protocols;
●	serious and unexpected adverse effects experienced by participants in our clinical trials;
●	the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required;
●	our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;
●	the manufacturing process or facilities we use may not meet applicable requirements; and
●	the potential for approval policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering our clinical data or regulatory filings insufficient for clearance or approval.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products is also subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market any drug product candidate in the United States until we receive FDA approval of a new drug application (NDA) or other appropriate drug product application. Prior to submitting a marketing application, human clinical studies are required. In order for clinical studies of a new drug to commence in the United States, an Investigational New Drug (IND) application must be filed with the FDA; similar notifications are required in other countries. Informed consent also must be obtained from study participants. In general, studies may begin in the United States without specific approval by the FDA after a 30-day review period has passed. However, the FDA may prevent studies from moving forward, and may suspend or terminate studies once initiated. Studies are also subject to review by an independent review board (IRB) responsible for overseeing studies at particular sites and protecting human research study subjects. An IRB may prevent a study from beginning or suspend or terminate a study once initiated. Furthermore, the FDA may suggest amendments to any study protocol that may be necessary for the results to support approval. These amendments and the associated discussions with the FDA may further delay study initiation and, as a result, approval of our drug product. Generally, studies also may not commence until after receiving approval by an independent IRB. The IRB is responsible for overseeing studies at particular sites and protecting human research study subjects. An IRB may disapprove a study or suspend or terminate an approved study once initiated.

The FDA or other applicable foreign regulatory bodies can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to, the following:

●	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that the drug candidate is safe and effective for the requested indication;
●	the FDA’s or the applicable foreign regulatory body’s disagreement with design or implementation of our clinical trials or the interpretation of data from preclinical studies or clinical trials;
●	serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
●	our inability to demonstrate that the clinical and other benefits of the drug candidate outweigh any safety or other perceived risks;
●	the FDA’s or the applicable foreign regulatory body’s requirement for additional preclinical or clinical studies;
●	the FDA’s or the applicable foreign regulatory body’s non-approval of the drug candidate’s chemistry, manufacturing or controls or labeling;
●	the FDA’s or the applicable foreign regulatory body’s failure to approve the manufacturing processes or facilities of third-party manufacturers; or
●	the potential for approval policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering our clinical data or regulatory filings insufficient for approval.

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

For example, in 2011, the FDA announced a Plan of Action to modernize and improve the FDA’s premarket review of medical devices, and has implemented, and continues to implement, reforms intended to improve the timeliness and predictability of the premarket review process. In addition, as part of the Food and Drug Administration Safety and Innovation Act of 2012, Congress enacted several reforms entitled the Medical Device Regulatory Improvements and additional miscellaneous provisions that will further affect medical device regulation both pre-and post-approval.

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

In March 2010, the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (ACA) was signed into law. While the goal of health care reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The ACA substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services and significantly impacts the medical device industry. Among other things, the ACA:

●	imposes an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions (described in more detail below), which, under the Protecting Americans from Tax Hikes Act of 2015 (PATH Act), was suspended from January 1, 2016 to December 31, 2017, and, pursuant to HR 195 passed on January 22, 2018, was further suspended through December 31, 2019;
●	establishes a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research;
●	implements payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models; and
●	creates an independent payment advisory board that will submit recommendations to Congress to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.

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

In order to obtain PMA and FDA approval for a product, the sponsor must conduct well-controlled clinical trials designed to assess the safety and efficacy of the product candidate. We also will be required to conduct clinical trials to obtain approval of products using the iDose drug delivery system, new indications for the iStent, iStent inject or new product candidates. Conducting clinical trials is a complex and expensive process, can take many years, and outcomes are inherently uncertain. We incur substantial expense for, and devote significant time to, clinical trials but cannot be certain that the trials will ever result in commercial sales. We may suffer significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical trial process. Any of our products may malfunction or may produce undesirable adverse effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials. We, the clinical trial investigators, the reviewing IRB, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time to avoid exposing trial participants to unacceptable health risks.

Successful results of pre-clinical studies are not necessarily indicative of future clinical trial results, and predecessor clinical trial results may not be replicated in subsequent clinical trials. Additionally, the FDA may disagree with our interpretation of the data from our pre-clinical studies and clinical trials, or may find the clinical trial design, conduct or results inadequate to prove safety or efficacy, and may require us to pursue additional pre-clinical studies or clinical trials, which could further delay the clearance or approval of our products. The data we collect from our pre- clinical studies and clinical trials may not be sufficient to support FDA clearance or approval, and if we are unable to demonstrate the safety and efficacy of our future products in our clinical trials, we will be unable to obtain regulatory clearance or approval to market our products.

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

Clinical trials are necessary to support PMA applications for our device product candidates and may be necessary to support PMA supplements for modified versions of our marketed device products. This would require the enrollment of large numbers of suitable subjects, which may be difficult to identify, recruit and maintain as participants in the clinical trial. The clinical trials supporting the PMA application for the iStent inject involved 505 randomized patients who were monitored for twenty-four months. Monitoring of these patients will continue for up to 36 additional months under a post-approval study for the iStent inject, and a second iStent inject post-approval study will involve 358 patients who will be followed for three years. The clinical trials supporting the PMA application for the iStent involved 289 patients. We conducted an extended iStent follow-up post-approval study with 108 patients from the pivotal study, and are currently conducting a post-approval study of 180 patients who are being monitored for three years. If the FDA were to require us to submit data on a greater number of patients or a longer follow-up period, we would incur additional expenses that could be significant. Adverse outcomes in the post-approval studies could also result in restrictions or withdrawal of approval of the PMA.

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

Delays in the commencement or completion of clinical trials or testing could significantly affect our product development costs. We do not know whether planned clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients in a timely manner or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed or terminated for a number of reasons, including delays or failures related to:

●	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical protocol or studies, or concluding that our trial design is inadequate to demonstrate safety and efficacy;
●	IRBs and third-party clinical investigators may delay or reject the trial protocol;
●	obtaining FDA or comparable foreign regulatory approval to commence a clinical trial; or having a clinical trial placed on hold by such authorities;
●	reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	manufacturing sufficient quantities of a product candidate for use in clinical trials;
●	obtaining IRB or ethics committees approval to conduct a clinical trial at each prospective site;
●	recruiting and enrolling patients and maintaining their participation in clinical trials;
●	having clinical sites observe trial protocol or continue to participate in a trial;
●	patient non-compliance with trial protocols;
●	addressing any patient safety concerns that arise during the course of a clinical trial;
●	addressing any conflicts with new or existing laws or regulations; and
●	third-party clinical investigators declining to participate in a trial or not performing the trial on the anticipated schedule.

Patient enrollment in clinical trials and completion of patient follow-up depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, patient compliance, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product being studied in relation to other available therapies, including any new treatments that may be approved for the indications we are investigating. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and efficacy of a product candidate, or they may be persuaded to participate in contemporaneous clinical trials of a competitor’s product candidate. In addition, patients participating in our clinical trials may drop out before completion of the trial or suffer adverse medical events (including death) unrelated to our products. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial or complete patient follow-up may delay commencement or completion of the clinical trial, cause an increase in the costs of the clinical trial and delays, or result in the failure of the clinical trial.

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

Further, clinical trials may also be delayed as a result of ambiguous, inconclusive or negative interim or final results as to safety or efficacy. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRB overseeing the clinical trial at issue, the Data Safety Monitoring Board for such trial, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:

●	failure to conduct the clinical trial in accordance with applicable regulatory requirements or our clinical protocols;
●	inspection of the clinical trial operations, trial sites or manufacturing facilities by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;
●	inability of a clinical investigator or clinical trial site to continue to participate in the clinical trial;
●	unforeseen safety issues or adverse patient side effects;
●	device malfunctions occurring with unexpected frequency or potential adverse consequences;
●	we or third-party organizations do not perform data collection, monitoring and analysis in a timely or accurate manner or consistent with the clinical trial protocol or investigational or statistical plans;
●	third-party clinical investigators have significant financial interests related to us or our study such that the FDA deems the study results unreliable, or we or investigators fail to disclose such interests;
●	failure to demonstrate a benefit from using the product candidate; and
●	lack of adequate funding to continue the clinical trial.

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

If the FDA does not conclude that the iDose drug delivery implant satisfies the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for approval of the iDose drug delivery implant under Section 505(b)(2) are not as we expect, the approval pathway will likely take significantly longer, cost significantly more and encounter significantly more complications and risks than anticipated, and in any case may not be successful

We intend to seek FDA approval of an NDA under Section 505(b)(2) of the FDCA for our drug delivery implant, iDose. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant.

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

We and our suppliers are subject to extensive post-marketing regulatory requirements and failure to comply with applicable requirements could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw a product from the market.

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

Medical devices are also subject to other postmarket requirements including establishment registration and device listing, quality system requirements, reporting of adverse events and device malfunctions, reporting of corrections and removals, labeling requirements, and promotional restrictions. The regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales. Even after we have obtained the proper regulatory clearance or approval to market a product, we have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations. The FDA, state and foreign regulatory authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, which may include any of the following sanctions:

●	untitled letters or warning letters;
●	fines, injunctions, consent decrees and civil penalties;
●	recalls, termination of distribution, administrative detention, or seizure of our products;
●	customer notifications or repair, replacement or refunds;
●	operating restrictions or partial suspension or total shutdown of production;
●	delays in or refusal to grant our requests for future 510(k) clearances, PMA approvals or foreign regulatory approvals of new products, new intended uses, or modifications to existing products;
●	withdrawals or suspensions of current 510(k) clearances or PMAs or foreign regulatory approvals, resulting in prohibitions on sales of our products;

●	FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and
●	criminal prosecution.

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

Our ability to achieve our strategic objectives will depend, among other things, on the long-term clinical performance of the iStent and the iStent inject for lowering intraocular pressure in mild-to-moderate open-angle glaucoma patients undergoing cataract surgery. Our original PMA approvals for the iStent and the iStent inject included several post-marketing study requirements and future approvals may be subject to similar requirements.

Although we believe follow-up at three years with respect to the iStent and two years with respect to the iStent inject continues to support efficacy and safety of these products for lowering intraocular pressure in mild-to-moderate open-angle glaucoma patients undergoing cataract surgery, in the future, longer term study outcomes could demonstrate conflicting clinical effectiveness, a reduction of effectiveness, no clinical effectiveness or longer term safety issues with these iStent products. This type of differing data could have a detrimental effect on the market penetration and usage of the iStent devices by customers treating mild-to-moderate open-angle glaucoma and/or the risk/benefit profile of using the iStent devices to treat mild-to-moderate open-angle glaucoma in combination with cataract surgery. As a result, our sales may decline or expected growth would be negatively impacted. This could put pressure on our ability to execute key components of our business strategy and/or negatively impact our operating condition and financial results.

More generally, all medical devices, such as the iStent and the iStent inject, can experience performance problems that require review and possible corrective action by us or a component supplier. We cannot provide assurance that component failures, manufacturing errors, noncompliance with quality system requirements or good manufacturing practices, design defects and/or labeling inadequacies in any device or drug products that could result in an unsafe condition or injury to the patient will not occur. The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. Manufacturers may also, under their own initiative, stop shipment or recall a product if any material deficiency is found, take corrective action with respect to product in the field, or withdraw a product to improve device performance or for other reasons. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, noncompliance with good manufacturing practices or quality system requirements, design or labeling defects or other deficiencies and issues. Similar regulatory agencies in other countries have similar authority to recall products because of material deficiencies or defects in design or manufacture that could endanger health. Any recall would divert management attention and financial resources, could cause the price of our stock to decline and expose us to product liability or other claims and harm our reputation with customers. A recall involving our products could be particularly harmful to our business, financial and operating results.

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

We and some of our component manufacturers and contract facilities are required to comply with regulatory requirements known as the FDA’s Quality System Regulation (QSR), which covers the procedures and documentation of the design, testing, production, control, quality assurance, inspection, complaint handling, recordkeeping, management review, labeling, packaging, sterilization, storage and shipping of our device products. The FDA’s Current Good Manufacturing Practices (cGMPs) regulations also apply to the manufacture of our products. The FDA audits compliance with these regulatory requirements through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may conduct inspections or audits at any time, and we and some of our component suppliers and contract facilities are subject to such inspections. Although we believe our manufacturing facilities and those of our critical component suppliers are in material compliance with the QSR requirements and with applicable cGMPs, we cannot provide assurance that any future inspection will not result in adverse findings. If our manufacturing facilities or those of any of our component suppliers or contract facilities are found to be in violation of applicable laws and regulations, or we or our suppliers have significant noncompliance issues or fail to timely and adequately respond to any adverse inspectional observations or product safety issues, or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action, including any of the following sanctions:

●	untitled letters or warning letters;
●	fines, injunctions, consent decrees and civil penalties;
●	customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;
●	operating restrictions or partial suspension or total shutdown of production;
●	refusing or delaying our requests for clearance or approval of new products or modified products;
●	withdrawing clearances or approvals that have already been granted;
●	refusal to grant export approval for our products; or
●	criminal prosecution.

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

We may be subject to fines, penalties, injunctions or other enforcement actions if we are determined to be promoting the use of our products for unapproved or “off-label” uses, resulting in damage to our reputation and business.

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of a drug or medical device for a use that has not been cleared or approved by the FDA. Use of a drug or device outside of its cleared or approved indications is known as “off-label” use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of warning letters, untitled letters, fines, penalties, consent decrees, injunctions, or seizures, which could have an adverse impact on our reputation and financial results. We could also be subject to enforcement action under other federal or state laws, including the federal False Claims Act (FCA). While we may request additional indications for our products, the FDA may deny those requests, require additional expensive clinical data to support any additional indications or impose limitations on the intended use of any cleared or approved product as a condition of clearance or approval.

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

Numerous federal, and state and international laws and regulations, including the Federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), the Health Information Technology for Economic and Clinical Health Act (HITECH Act), and the GDPR govern the collection, dissemination, security, use, disclosure and confidentiality of patient-identifiable health and other proprietary and personally-identifiable information. HIPAA, the HITECH Act and the GDPR may require us to comply with standards for the use and disclosure of patient-identifiable health and other types of personal information. The Privacy Standards and Security Standards under HIPAA establish a set of basic national privacy and security standards for the protection of patient-identifiable health information by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. Notably, whereas HIPAA previously directly regulated only these covered entities, the HITECH Act makes certain of HIPAA’s privacy and security standards also directly applicable to covered entities’ business associates. As a result, both covered entities and business associates are now subject to significant civil and criminal penalties for failure to comply with the Privacy Standards and Security Standards.

HIPAA and the HITECH Act also include standards for common healthcare electronic transactions and code sets, such as claims information, plan eligibility and payment information. Covered entities, such as healthcare providers, are required to conform to such transaction set standards pursuant to HIPAA.

HIPAA requires covered entities to develop and maintain policies and procedures with respect to the use and disclosure of patient-identifiable health information and the adoption of administrative, physical and technical safeguards to protect such information. The HITECH Act expands the notification requirement for breaches of patient-identifiable health information, restricts certain disclosures and sales of patient-identifiable health information and provides a tiered system for civil monetary penalties for HIPAA violations. The HITECH Act also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney fees and costs associated with pursuing federal civil actions. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA.

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

If we do not comply with applicable existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions. New data privacy standards, whether implemented pursuant to HIPAA, the HITECH Act, the GDPR, congressional action or otherwise, could have a significant effect on the manner in which we handle healthcare-related and other personal data and the cost of complying with these standards could be significant.

The 2013 final HITECH Act omnibus rule modified the breach reporting standard in a manner that will likely make more data security incidents qualify as reportable breaches. Any liability from a failure to comply with the applicable requirements of HIPAA, the HITECH Act or the GDPR could adversely affect our financial condition. The costs of complying with privacy and security-related legal and regulatory requirements are burdensome and could have a material adverse effect on our results of operations. These provisions, as modified, will be subject to interpretation by various U.S. and international courts and other governmental authorities, thus creating potentially complex compliance issues for us, as well as our clients and strategic partners. In addition, we are unable to predict what changes to these various privacy and security standards might be made in the future or how those changes could affect our business. Any new legislation or regulation in the area of privacy and security of personal information, including personal health information, could also adversely affect our business operations.

If we fail to comply with state and federal healthcare regulatory laws, we could face substantial penalties, damages, fines, disgorgement, exclusion from participation in governmental healthcare programs, and the curtailment of our operations, any of which could adversely affect our business, operations, and financial condition.

Although we do not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from Medicare, Medicaid or other third-party payors for our products, we are subject to healthcare fraud, abuse and transparency regulation and enforcement by federal and state governments, which could significantly impact our business. To ensure compliance with Medicare, Medicaid and other regulations, government agencies or their contractors often conduct routine audits and request customer records and other documents to support claims submitted for payment of services rendered. Government agencies or their contractors also periodically open investigations and obtain information from healthcare providers. Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including debarment, suspension or exclusion from Medicare, Medicaid and other government reimbursement programs, any of which would have a material adverse effect on our business.

The laws that may affect our ability to operate include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it;
●	the civil FCA, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal payors that are false or fraudulent; knowingly making, using, or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the government; or knowingly making, using, or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the criminal FCA, which imposes criminal fines or imprisonment against individuals or entities who make or present a claim to the government knowing such claim to be false, fictitious or fraudulent;
●	HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	the federal civil monetary penalties statute, which prohibits, among other things, the offering or giving of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a Federal or state governmental program;

●	the federal Physician Payments Sunshine Act under ACA, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members. Manufacturers must submit such reports by the 90th day of each subsequent calendar year; and
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.

Further, the ACA, among other things, amended the intent requirements of the federal Anti-Kickback Statute and certain criminal statutes governing healthcare fraud. A person or entity can now be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, ACA provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.

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

We have entered into consulting and scientific advisory board arrangements with physicians and other healthcare providers, including some who influence the ordering of and use of our products in procedures they perform. Compensation for some of these arrangements includes the provision of stock options. In addition, in connection with our clinical trial recruitment activities, we have entered into compensation arrangements with some of the physicians who recruit subjects to our clinical trials. While we believe we are in material compliance with applicable laws, because of the complex and far-reaching nature of these laws, regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or that affect our ability to use all of the data from the clinical trial to support our marketing applications, or for which we could be subject to other significant penalties. We could be adversely affected if regulatory agencies interpret our financial relationships with providers who influence the ordering of and use our products to be in violation of applicable laws.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies scrutinize interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time- and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

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

We are subject to a variety of federal, state and local regulations relating to the use, handling, storage and disposal of, and human exposure to, hazardous and toxic materials. We could incur costs, fines, and civil and criminal sanctions, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. Compliance with current or future environmental and safety laws and regulations could restrict our ability to expand our facilities, impair our research, development or production efforts, or require us to incur other significant expenses. There can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of the inability to obtain permits, human error, accident, equipment failure or other causes.

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

The patent position of global medical technology, device and pharmaceutical companies is generally highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation and administrative proceedings, such as post-grant or inter partes review proceedings at the USPTO. In the United States and in many foreign jurisdictions, policies regarding the breadth of claims allowed in patents can be inconsistent. The U.S. Supreme Court and the Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain patents. Future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage, which could adversely affect our business, financial condition and results of operations.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, affect patent litigation or administrative proceedings at the USPTO, and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. In addition, patent reform legislation may pass in the future, in the U.S. or elsewhere, that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement, and defense of our patents and applications.

We may be subject to a third-party pre-issuance submission of prior art to the USPTO or to another foreign patent office, or become involved in opposition, interference, derivation, reexamination, inter partes review, post-grant review, or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

Despite our efforts to safeguard our intellectual property rights, we may not be successful in doing so, or the steps taken by us in this regard may not be adequate to detect or deter misappropriation of our technology or to prevent an unauthorized third party from copying or otherwise obtaining and using our products, technology or other information that we regard as proprietary. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. Our inability to adequately protect our intellectual property could allow our competitors and other third parties to produce products based on our patented or proprietary technology and other intellectual property rights, which could substantially impair our ability to compete.

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

We may become subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from selling our products, require us to obtain licenses from third parties, require us to develop non-infringing alternatives and/or subject us to substantial monetary damages and injunctive relief.

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

Any infringement or misappropriation claim or validity or infringement challenge could result in significant costs, substantial damages and our inability to manufacture, market or sell our existing or future products that are found to infringe. Even if we were to prevail in any such action, the litigation or administrative proceeding could result in substantial cost and diversion of resources that could materially and adversely affect our business. If a court determined, or if we independently discovered, that our product offerings violated third-party proprietary rights, there can be no assurance that we would be able to re-engineer our products to avoid those rights or to obtain a license under those rights on commercially reasonable terms, if at all. As a result, we could be prohibited from selling products that are found to infringe, or we could elect not to sell or to stop selling products that we believe have a substantial probability of infringing a third-party’s intellectual property rights. Even if obtaining a license were feasible, it may be costly and time-consuming. A court could also enter orders that temporarily, preliminarily or permanently enjoin us or our customers from making, using, selling, offering to sell, distributing, exporting or importing the iStent or iStent inject, or our products in development, or could enter orders mandating that we undertake certain remedial activities. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest, and if we are found to have willfully infringed third-party rights, could in addition treble the compensatory damages and award attorneys’ fees. These damages could be substantial and could harm our reputation, business, financial condition and results of operations.

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

We protect our proprietary technology, in part, through proprietary information and inventions agreements with employees, consultants and other parties. These agreements with employees and consultants generally contain standard provisions requiring those individuals to assign to us, without additional consideration, inventions conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions. Although it is our policy to require each of our employees, consultants and any other parties who may be involved in the development of intellectual property on our behalf to execute such agreements, we may be unsuccessful in doing so with each party who in fact develops intellectual property that we regard as our own. The relevant assignment provisions may not be self-executing or may be breached. As a result, our competitors may learn our trade secrets or we may be required to pursue litigation in order to determine the ownership of the intellectual property rights at issue.

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

We may be subject to claims that we or our employees have misappropriated the intellectual property of a third party, including trade secrets or know-how, or are in breach of non-competition or non-solicitation agreements with our competitors and third parties may claim an ownership interest in intellectual property we regard as our own.

Many of our employees and consultants were previously employed at or engaged by other medical device, biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees, consultants and contractors, may have executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property or disclosed the alleged trade secrets or other proprietary information, of these former employers or competitors. Additionally, we may be subject to claims from third parties challenging our ownership interest in intellectual property we regard as our own, based on claims that our employees or consultants have breached an obligation to assign inventions to another employer, to a former employer, or to another person or entity. Litigation may be necessary to defend against claims, and it may be necessary or we may desire to enter into a license to settle any such claim; however, there can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all. If our defense to those claims fails, in addition to paying monetary damages, a court could prohibit us from using technologies or features that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies or features that are important or essential to our products could have a material adverse effect on our business, and may prevent us from selling our products. In addition, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could have an adverse effect on our business, results of operations and financial condition.

Risks Related to Being a Public Company

If we experience material weaknesses in, or otherwise fail to maintain an effective system of, internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404(a) of the Sarbanes-Oxley Act requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Section 404(b) of the Sarbanes-Oxley Act requires our independent registered public accounting firm to annually attest to the effectiveness of our internal control over financial reporting.

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

Risks Related to our Common Stock and Ownership of Our Common Stock

We expect that the price of our common stock may fluctuate substantially.

The market price for our common stock may fluctuate depending upon many factors, including, but not limited to:

●	the depth and liquidity of the market for our common stock;
●	volume, timing and nature of orders for our products;
●	developments generally affecting medical device companies;
●	actual or anticipated quarterly variation in our results of operations or the results of our competitors;

●	the announcements by us or our competitors of new products or product enhancements, significant contracts, commercial relationships or capital commitments;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	issuance of new or changes in earnings estimates or recommendations or reports by securities analysts;
●	investor perceptions of us and our business, including changes in market valuations of medical device companies;
●	actions by institutional or other large stockholders;
●	commencement of, or our involvement in, litigation;
●	failure to achieve significant sales;
●	manufacturing disruptions that could occur if we were unable to successfully expand our production in our current or an alternative facility;
●	any future sales of our common stock or other securities;
●	any major change to the composition of our board of directors or management;
●	our results of operations and financial performance; and
●	general economic, industry and market conditions.

In addition, the market price of the stocks of medical device, medical technology, pharmaceutical, biotechnology and other life science companies have experienced significant volatility that often does not relate to the operating performance of the companies represented by the stock. Further, there has been particular volatility in the market price of securities of early-stage and development-stage life science and medical device companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

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

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and amended and restated bylaws include provisions that:

●	authorize our board of directors to issue, without further action by the stockholders, up to 5,000,000 shares of undesignated preferred stock;
●	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
●	specify that special meetings of our stockholders may be called only by our board of directors, the chairman of the board of directors, the chief executive officer or the president;
●	establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

●	establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three year terms;
●	provide that our directors may be removed only for cause by a supermajority vote of our stockholders;
●	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
●	specify that no stockholder is permitted to cumulate votes at any election of directors; and
●	require a supermajority vote of the stockholders and a majority vote of the board to amend certain of the above-mentioned provisions and our bylaws.

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

Item 5. Other Information

On June 26, 2019, in connection with our acquisition of DOSE Medical Corporation (DOSE), as described in Note 1, Organization and Basis of Presentation, the Company and DOSE terminated that certain Amended and Restated Transition Services Agreement dated June 30, 2015 (TSA), by and between the Company and DOSE. As disclosed in Note 1, Organization and Basis of Presentation, Thomas W. Burns, the Company’s President, Chief Executive and a member of its board of directors, and William J. Link, Ph.D., Chairman of the Company’s board of directors, served on the board of directors of DOSE and certain members of the Company’s management and board of directors held an equity interest in DOSE prior to being acquired by the Company. Pursuant to the TSA, the Company was to provide limited administrative and engineering support to DOSE through the period ending on June 30, 2021.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1	IOP System Purchase Agreement, dated as of April 12, 2017, by and between Glaukos Corporation and DOSE Medical Corporation	8-K	1-37463	2.1	4/12/2017
2.2	Agreement and Plan of Merger, dated as of August 7, 2019, by and between Glaukos Corporation and Avedro, Inc.	8-K	1-37463	2.1	8/8/2019
3.1	Restated Certificate of Incorporation of the Registrant	8-K	1-37463	3.1	06/30/2015
3.2	Amended and Restated Bylaws of the Registrant	8-K	1-37463	3.2	06/30/2015
10.1	Form of Voting Agreement between Glaukos Corporation and certain stockholders of Avedro, Inc.	8-K	1-37463	10.1	8/8/2019
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on August 8, 2019.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ JOSEPH E. GILLIAM
Joseph E. Gilliam
Chief Financial Officer and Sr. Vice President, Corporate Development (Principal Accounting and Financial Officer)