Form 10-Q
period 2019-09-30
GLAUKOS Corp
filed 2019-11-06
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company’’ and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 5, 2019, there were 36,927,816 shares of the registrant’s Common Stock outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2019

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

References throughout this document to “we,” “us,” “our,” the “Company,” or “Glaukos” refer to Glaukos Corporation and its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,534	$29,821
Short-term investments	113,385	110,667
Accounts receivable, net	24,345	18,673
Inventory, net	12,801	13,282
Prepaid expenses and other current assets	19,223	4,124
Total current assets	209,288	176,567
Restricted cash	8,881	8,775
Property and equipment, net	20,038	19,153
Operating lease right-of-use asset	12,146	-
Finance lease right-of-use asset	53,343	-
Income tax receivable	213	213
Deposits and other assets	3,527	2,262
Total assets	$307,436	$206,970

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,501	$6,286
Accrued liabilities	29,602	23,964
Deferred rent	-	115
Total current liabilities	33,103	30,365
Operating lease liability	11,406	-
Finance lease liability	68,851	-
Other liabilities	3,960	2,745
Total liabilities	117,320	33,110

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 36,945 and 36,135 shares issued and 36,917 and 36,107 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	37	36
Additional paid-in capital	414,665	378,352
Accumulated other comprehensive income	1,837	738
Accumulated deficit	(226,291)	(205,134)
Less treasury stock (28 shares as of September 30, 2019 and December 31, 2018)	(132)	(132)
Total stockholders' equity	190,116	173,860
Total liabilities and stockholders' equity	$307,436	$206,970

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$58,509	$43,908	$171,135	$127,202
Cost of sales	7,703	6,011	22,684	17,957
Gross profit	50,806	37,897	148,451	109,245
Operating expenses:
Selling, general and administrative	44,443	31,632	117,024	87,425
Research and development	17,278	13,202	48,277	36,719
In-process research and development (Note 1)	1,500	-	3,745	-
Total operating expenses	63,221	44,834	169,046	124,144
Loss from operations	(12,415)	(6,937)	(20,595)	(14,899)
Non-operating income (expense):
Interest income	780	583	2,368	1,568
Interest expense	(1,028)	-	(2,041)	-
Other expense, net	(656)	(230)	(508)	(1,346)
Total non-operating (expense) income	(904)	353	(181)	222
Loss before taxes	(13,319)	(6,584)	(20,776)	(14,677)
Provision for income taxes	187	37	381	53
Net loss	$(13,506)	$(6,621)	$(21,157)	$(14,730)
Basic and diluted net loss per share	$(0.37)	$(0.19)	$(0.58)	$(0.42)
Weighted average shares used to compute basic and diluted net loss per share	36,831	35,541	36,507	35,075

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(13,506)	$(6,621)	$(21,157)	$(14,730)
Other comprehensive income:
Foreign currency translation gain	530	322	364	1,369
Unrealized gain (loss) on short-term investments, net of tax	74	74	735	(71)
Other comprehensive income	604	396	1,099	1,298
Total comprehensive loss	$(12,902)	$(6,225)	$(20,058)	$(13,432)

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income	deficit	Shares	Amount	equity
Balance at December 31, 2018	36,135	$36	$378,352	$738	$(205,134)	(28)	$(132)	$173,860
Common stock issued under stock plans	226	—	5,406	—	—	—	—	5,406
Stock-based compensation	—	—	7,129	—	—	—	—	7,129
Other comprehensive income	—	—	—	436	—	—	—	436
Net loss	—	—	—	—	(1,342)	—	—	(1,342)
Balance at March 31, 2019	36,361	$36	$390,887	$1,174	$(206,476)	(28)	$(132)	$185,489
Common stock issued under stock plans	305	1	318	—	—	—	—	319
Stock-based compensation	—	—	8,247	—	—	—	—	8,247
Other comprehensive income	—	—	—	59	—	—	—	59
Net loss	—	—	—	—	(6,309)	—	—	(6,309)
Balance at June 30, 2019	36,666	$37	$399,452	$1,233	$(212,785)	(28)	$(132)	$187,805
Common stock issued under stock plans	279	—	6,666	—	—	—	—	6,666
Stock-based compensation	—	—	8,547	—	—	—	—	8,547
Other comprehensive income	—	—	—	604	—	—	—	604
Net loss	—	—	—	—	(13,506)	—	—	(13,506)
Balance at September 30, 2019	36,945	$37	$414,665	$1,837	$(226,291)	(28)	$(132)	$190,116

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	(loss) income	deficit	Shares	Amount	equity
Balance at December 31, 2017	34,647	$35	$331,073	$(591)	$(192,183)	(28)	$(132)	$138,202
Common stock issued under stock plans	208	—	2,839	—	—	—	—	2,839
Stock-based compensation	—	—	5,402	—	—	—	—	5,402
Other comprehensive loss	—	—	—	(704)	—	—	—	(704)
Net loss	—	—	—	—	(2,711)	—	—	(2,711)
Balance at March 31, 2018	34,855	$35	$339,314	$(1,295)	$(194,894)	(28)	$(132)	$143,028
Common stock issued under stock plans	311	—	2,836	—	—	—	—	2,836
Stock-based compensation	—	—	6,461	—	—	—	—	6,461
Other comprehensive income	—	—	—	1,606	—	—	—	1,606
Net loss	—	—	—	—	(5,398)	—	—	(5,398)
Balance at June 30, 2018	35,166	$35	$348,611	$311	$(200,292)	(28)	$(132)	$148,533
Common stock issued under stock plans	829	1	13,925	—	—	—	—	13,926
Stock-based compensation	—	—	7,173	—	—	—	—	7,173
Other comprehensive income	—	—	—	396	—	—	—	396
Net loss	—	—	—	—	(6,621)	—	—	(6,621)
Balance at September 30, 2018	35,995	$36	$369,709	$707	$(206,913)	(28)	$(132)	$163,407

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net loss	$(21,157)	$(14,730)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,674	5,063
Amortization of lease right-of-use assets	2,405	-
Loss on disposal of fixed assets	26	83
Stock-based compensation	23,923	19,036
Unrealized foreign currency losses	469	1,541
Amortization of discount on short-term investments	(298)	(205)
Deferred rent and other liabilities	3,666	1,491
Changes in operating assets and liabilities:
Accounts receivable, net	(5,828)	(3,209)
Inventory, net	414	(2,511)
Prepaid expenses and other current assets	(2,326)	(1,695)
Accounts payable and accrued liabilities	(60)	(2,000)
Other assets	(86)	(1,128)
Net cash provided by operating activities	3,822	1,736
Investing activities
Purchases of short-term investments	(64,726)	(70,100)
Proceeds from sales and maturities of short-term investments	61,870	64,185
Purchases of property and equipment	(3,530)	(2,733)
Net cash used in investing activities	(6,386)	(8,648)
Financing activities
Proceeds from exercise of stock options	14,005	16,418
Proceeds from share purchases under Employee Stock Purchase Plan	3,388	3,509
Payment of employee taxes related to vested restricted stock units	(5,002)	(325)
Net cash provided by financing activities	12,391	19,602
Effect of exchange rate changes on cash and cash equivalents	(8)	80
Net increase in cash, cash equivalents and restricted cash	9,819	12,770
Cash, cash equivalents and restricted cash at beginning of period	38,596	24,508
Cash, cash equivalents and restricted cash at end of period	$48,415	$37,278
Supplemental disclosures of cash flow information
Taxes paid	$96	$13

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.  Organization and Basis of Presentation

Organization and business

Glaukos Corporation (Glaukos or the Company), incorporated in Delaware on July 14, 1998, is an ophthalmic medical technology and pharmaceutical company focused on the development and commercialization of novel therapies designed to treat glaucoma, corneal disorders and retinal diseases. The Company initially developed Micro-Invasive Glaucoma Surgery (MIGS) to address the shortcomings of traditional glaucoma treatment options. MIGS procedures involve the insertion of a micro-scale device or drug delivery system from within the eye’s anterior chamber through a small corneal incision. The Company’s MIGS devices are designed to reduce intraocular pressure (IOP) by restoring the natural outflow pathways for aqueous humor. The Company’s MIGS drug delivery systems are designed to reduce IOP by continuously eluting a glaucoma drug from within the eye, potentially providing sustained pharmaceutical therapy for extended periods of time. Glaukos intends to leverage its capabilities to build a portfolio of micro-scale surgical and pharmaceutical therapies in corneal health and retinal disease as well.

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

The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements. As permitted under those rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted. In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial information contained herein. The condensed consolidated balance sheet as of December 31, 2018 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements. These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2018, which are contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on February 28, 2019. The results for the period ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period.

Proposed Acquisition of Avedro, Inc.

On August 7, 2019, the Company entered into an Agreement and Plan of Merger by and among Glaukos, Atlantic Merger Sub, Inc. (Merger Sub) and Avedro, Inc. (Avedro), pursuant to which Merger Sub will merge with and into Avedro, with Avedro continuing as the surviving corporation and a wholly owned subsidiary of the Company (the Merger). The Merger is subject to certain closing conditions, including but not limited to, the adoption of the Agreement and Plan of Merger by holders of a majority of the outstanding common stock of Avedro entitled to vote which is expected to occur on November 19, 2019. The closing of the Merger was also subject to the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act); however, early termination under the HSR Act was granted on August 28, 2019. If all remaining conditions are satisfied, upon the closing of the Merger, all issued and outstanding shares of Avedro common stock will be automatically cancelled and converted into the right to receive a number of shares of Glaukos common stock equal to the product of the number of shares of Avedro common stock multiplied by 0.365. The Company filed a Registration Statement on Form S-4 with the SEC on September 17, 2019 (the Registration Statement) to register the issuance of shares of Glaukos common stock to Avedro stockholders upon closing of the Merger, which was declared effective by the SEC on October 17, 2019. The Merger is expected to close in the fourth quarter of 2019. Following the Merger, existing Glaukos stockholders are expected to own approximately 85% of the combined company, with the former Avedro stockholders expected to own the remaining 15%, on a fully diluted basis.

Avedro provides several corneal strengthening solutions, including Photrexa, a bio-activated pharmaceutical therapy for the corneal cross-linking treatment of keratoconus. Through 2018, over 400,000 procedures have been performed globally with Avedro’s products, including more than 18,000 procedures performed in the United States alone.

The Merger is intended to expand the Company’s portfolio of pipeline products beyond the treatment of glaucoma to include pharmaceutical therapies for the treatment of corneal disorders as part of the Company’s strategic objective to build a portfolio of micro-scale surgical and pharmaceutical therapies in corneal health and retinal disease.

Licensing Arrangement with Intratus, Inc.

On July 22, 2019, the Company entered into a global licensing agreement with Intratus, Inc. (Intratus) for $1.5 million in cash, plus future performance-based consideration upon achievement of certain development, regulatory approvals and commercial milestones and royalties on commercial sales, pursuant to which the Company obtained an exclusive, royalty-bearing license to research, develop, manufacture and commercialize Intratus’ patented, non-invasive drug delivery platform designed for use in the treatment of dry eye disease, glaucoma and other corneal disorders such as blepharitis, conjunctivitis and related conditions.

The $1.5 million payment was immediately expensed to in-process research and development (IPR&D) as management determined there were no alternative future uses for the technology acquired.

Acquisition of DOSE Medical

On June 19, 2019, the Company entered into a definitive agreement and plan of merger to acquire DOSE Medical Corporation (DOSE) for $2.5 million in cash, plus potential future performance-based consideration upon achievement of certain regulatory approvals and commercial milestones and royalties on commercial sales (the DOSE Merger). If certain DOSE products receive United States Food and Drug Administration (FDA) approval within ten years following the closing of the DOSE Merger, the Company will pay the DOSE shareholders amounts between $5.0 million and $22.5 million, depending on the type of DOSE product approved. The Company will pay additional performance-based payments to DOSE shareholders if within ten years of closing of the DOSE Merger, such DOSE products receive approval from the EU European Medicines Agency, in which case the Company will pay the DOSE shareholders either $1.25 million and/or $2.5 million, depending on the type of DOSE product approved. Following FDA approval of such DOSE products, the Company will pay the DOSE shareholders quarterly royalty payments equal to 5% of net sales of such DOSE products for a period of ten years. The Company will also pay the DOSE shareholders additional performance-based payments of $7.5 million and $20.0 million upon the achievement of certain net sales milestones with respect to such DOSE products. Finally, under the terms of the DOSE Merger, the Company may elect to buyout the additional milestone and royalty payments described above by paying former DOSE shareholders between $10.0 and $55.0 million, depending on the type of DOSE product involved.

On June 27, 2019, the Company completed its acquisition of DOSE and DOSE became a wholly-owned subsidiary of the Company. The transaction was accounted for as an asset acquisition. Of the $2.5 million initial cash payment, $2.2 million was immediately charged to IPR&D expense as management determined there was no alternative future use related to the single group of identifiable assets purchased. The remaining $0.3 million of upfront consideration was capitalized as property & equipment, net and is being depreciated over the corresponding asset’s useful life. Management will account for the payment of the future performance-based consideration if and when earned.

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

Note 2.  Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2019, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019, with the exception of the Company’s adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (Accounting Standards Codification (ASC) 842). See section below entitled “Leases” and Note 5, Leases for further discussion of the Company’s adoption of ASC 842 and related disclosures.

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the accompanying condensed consolidated financial statements relate to revenue recognition, the incremental borrowing rate related to the Company’s leased assets and stock-based compensation expense. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, this process may result in actual results differing materially from those estimated amounts used in the preparation of the condensed consolidated financial statements.

Foreign currency translation

The accompanying condensed consolidated financial statements are presented in United States (U.S.) dollars. The Company considers the local currency to be the functional currency for its international subsidiaries. Accordingly, their assets and liabilities are translated into U.S. dollars using the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing throughout the periods presented. As a result, currency translation adjustments arising from period to period are charged or credited to accumulated other comprehensive income in stockholders’ equity. For the three and nine months ended September 30, 2019, the Company reported foreign currency translation gains of approximately $0.5 million and $0.4 million, respectively. For the three and nine months ended September 30, 2018, the Company reported foreign currency translation gains of approximately $0.3 million and $1.4 million, respectively.

Unrealized gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, primarily gains and losses on intercompany loans, are included in the condensed consolidated statements of operations as a component of other expense, net. For the three and nine months ended September 30, 2019 the Company reported net unrealized foreign currency transaction losses of $0.6 million and $0.5 million, respectively. For the three and nine months ended September 30, 2018, the Company reported net unrealized foreign currency transaction losses of $0.4 million and $1.5 million, respectively.

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

The Company’s entire investment portfolio, except for restricted cash, is considered to be available for use in current operations and, accordingly, all such investments are stated at fair value using quoted market prices and classified as current assets, although the stated maturity of individual investments may be one year or more beyond the balance sheet date. The Company did not have any trading securities or restricted investments at September 30, 2019 or December 31, 2018.

Realized gains and losses and declines in value, if any, judged to be other-than-temporary on available-for-sale securities are reported in other expense, net. When securities are sold, any associated unrealized gain or loss previously reported as a separate component of stockholders’ equity is reclassified out of stockholders’ equity and recorded in the statements of operations in the period sold using the specific identification method. Accrued interest and dividends from investments are included in other expense, net. The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair value below the cost basis, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Restricted cash

The Company had a bank issue a letter of credit in the amount of $8.8 million related to its Aliso Viejo, California office building lease, which commenced on April 1, 2019. The letter of credit is secured with an amount of cash held in a restricted account of $8.9 million and $8.8 million as of September 30, 2019 and December 31, 2018, respectively. Beginning on the first day of the thirty-seventh month of the lease term, and on each twelve month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million. See Note 10, Commitments and Contingencies for additional information related to the Aliso Viejo, California office building lease and associated letter of credit commitment.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that equate to the amount reported in the condensed consolidated statement of cash flows as of the beginning and end of the nine month period ended September 30, 2019 (in thousands):

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$39,534	$29,821
Restricted cash	8,881	8,775
Cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$48,415	$38,596

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

As of April 1, 2019, the Company recorded a finance lease right-of-use asset of $54.5 million and related finance lease liability of $67.2 million with respect to the commencement of its lease in Aliso Viejo, California based on the present value of the future lease payments on the date of commencement. As of September 30, 2019, the finance lease right-of-use asset excludes lease incentives totaling $12.7 million included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

Research and development expenses

Major components of research and development expense include personnel costs, preclinical studies, clinical trials and related clinical product manufacturing, materials and supplies, and fees paid to consultants. Research and development costs are expensed as goods are received or services are rendered. Costs to acquire technologies to be used in research and development that have not reached technological feasibility and have no alternative future use are also expensed as incurred as IPR&D.

At each financial reporting date, the Company accrues the estimated unpaid costs of clinical study activities performed during a period by third party clinical sites with whom the Company has agreements that provide for fees based upon the quantities of subjects enrolled and clinical evaluation visits that occur over the life of the study. The cost estimates are determined based upon a review of the agreements and data collected by internal and external clinical personnel as to the status of enrollment and subject visits, and are based upon the facts and circumstances known to the Company at each financial reporting date. If the actual performance of activities varies from the assumptions used in the cost estimates, the accruals are adjusted accordingly. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities during the three and nine months ended September 30, 2019.

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

Net loss per share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. For periods when the Company realizes a net loss, no common stock equivalents are included in the calculation of weighted average number of dilutive common stock equivalents as the effect of applying the treasury stock method is considered anti-dilutive. For periods when the Company realizes net income, diluted net income per share is calculated by dividing the net income by the weighted average number of common shares plus the sum of the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method. Common stock equivalents are comprised of stock options outstanding and unvested RSUs under the Company’s incentive compensation plans, and shares issuable under the Company’s Employee Stock Purchase Plan (ESPP).

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive were as follows (in common stock equivalent shares, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock options outstanding	3,602	4,781	3,636	5,707
Unvested restricted stock units	232	196	364	355
Employee stock purchase plan	1	15	5	42
	3,835	4,992	4,005	6,104

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the SEC Release), to eliminate or modify certain disclosure rules that are redundant, outdated, or duplicative of GAAP or other regulatory requirements. Among other changes, the SEC Release expanded the disclosure requirements related to the analysis of stockholders’ equity within a Company’s interim condensed consolidated financial statements. Presentation of the changes in each caption of stockholders’ equity presented on the condensed consolidated balance sheets must be provided in a note or separate statement, and the Company has elected to include a separate statement (the Condensed Consolidated Statements of Stockholders’ Equity above) to present quarterly activity during the nine months ended September 30, 2019 and September 30, 2018.

See above under “Leases” for a discussion of ASC 842, which was adopted effective January 1, 2019.

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which provided additional implementation guidance on the previously issued guidance. The Company is assessing the potential impacts of these standards; however, it does not believe there will be a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 250): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which removes the second step of the impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of the reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This updated guidance does not amend the optional qualitative assessment of goodwill impairment. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is assessing the potential impacts of the standard; however, it does not believe there will be a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) (ASU 2018-13), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The guidance expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is assessing the potential impacts of the standard; however, it does not believe there will be a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14), which amends current guidance to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 is effective for the Company for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. The Company is assessing the potential impacts of the standard; however, it does not believe there will be a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15) which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company is assessing the potential impacts of the standard on its consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606 (ASU 2018-18). ASU 2018-18 clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer and precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. For the Company, these amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted, including adoption in any interim period, for entities that have adopted ASC 606. The Company is assessing the potential impacts of the standard on its consolidated financial statements.

Note 3.  Balance Sheet Details

Short-term investments

Short-term investments consisted of the following (in thousands):

	At September 30, 2019
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	less than 1	500	—	—	500
Bank certificates of deposit	less than 1	10,500	12	—	10,512
Commercial paper	less than 1	9,442	12	—	9,454
Corporate notes	less than 3	66,697	331	(2)	67,026
Asset-backed securities	less than 3	25,777	124	(8)	25,893
Total		$112,916	$479	$(10)	$113,385

	At December 31, 2018
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government bonds	less than 1	$1,300	$-	$(3)	$1,297
U.S. government agency bonds	less than 1	1,994	-	(12)	1,982
Bank certificates of deposit	less than 2	15,201	2	(3)	15,200
Commercial paper	less than 1	9,597	1	(5)	9,593
Corporate notes	less than 3	60,923	24	(194)	60,753
Asset-backed securities	less than 3	21,918	18	(94)	21,842
Total		$110,933	$45	$(311)	$110,667

Accounts receivable, net

Accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accounts receivable	$25,085	$19,333
Allowance for doubtful accounts	(740)	(660)
	$24,345	$18,673

Inventory, net

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Finished goods	$4,260	$4,256
Work in process	4,404	3,197
Raw material	4,137	5,829
	$12,801	$13,282

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued bonuses	$6,714	$8,604
Accrued vacation benefits	2,696	2,446
Accrued legal expenses	4,604	2,466
Other accrued liabilities	15,588	10,448
	$29,602	$23,964

Note 4.  Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

The following tables present information about the Company's financial assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands). The Company did not have any financial liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

		At September 30, 2019
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$114	$114	$-	$-
U.S. government agency bonds (ii)	500	-	500	-
Bank certificates of deposit (ii) (iii)	11,713	-	11,713	-
Commercial paper (ii)	9,454	-	9,454	-
Corporate notes (ii)	67,026	-	67,026	-
Asset-backed securities (ii)	25,893	-	25,893	-
	$114,700	$114	$114,586	$-

		At December 31, 2018
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$1,156	$1,156	$-	$-
U.S. government agency bonds (ii)	1,982	-	1,982	-
U.S. government bonds (ii)	1,297	-	1,297	-
Bank certificates of deposit (ii)	15,201	-	15,201	-
Commercial paper (ii)	9,593	-	9,593	-
Corporate notes (ii) (iv)	61,752	-	61,752	-
Asset-backed securities (ii)	21,842	-	21,842	-
	$112,823	$1,156	$111,667	$-
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)	As of September 30, 2019, a bank certificate of deposit investment totaling $1,201 (in thousands) is included in cash and cash equivalents on the condensed consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the condensed consolidated balance sheets.

(iv)	As of December 31, 2018, a corporate note investment totaling $1,000 (in thousands) is included in cash and cash equivalents on the condensed consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the condensed consolidated balance sheets.

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

The Company’s remaining U.S.-based and foreign subsidiaries’ leased office space totals less than 14,000 square feet.

The following table presents the lease balances within the condensed consolidated balance sheets:

Leases		September 30,
(in thousands)	Classification	2019
Assets
Operating	Operating lease right-of-use asset	$12,146
Finance	Finance lease right-of-use asset	53,343
Total lease assets		$65,489
Liabilities
Current
Operating	Accrued liabilities	$1,561
Finance	Accrued liabilities	387
Noncurrent
Operating	Operating lease liability	11,406
Finance	Finance lease liability	68,851
Total lease liabilities		$82,205

Note: As the implicit rates in the Company’s leases are not readily available, the incremental borrowing rate was determined based on the information available at commencement date in determining the present value of lease payments.

For the three and nine month periods ended September 30, 2019, the components of operating and finance lease expenses were as follows:

		Three Months Ended		Nine Months Ended
Lease Cost		September 30,		September 30,
(in thousands)	Classification	2019		2019
Fixed operating lease cost	Selling, general and administrative expenses	$596	(a)	$1,770	(a)

Finance lease cost	Amortization of right-of-use asset included in Selling, General and Administrative Expenses	$593		$1,185
Finance lease cost	Interest on lease liability	$1,028		$2,041
(a)	Includes short-term leases, which are immaterial.

The following table presents the maturity of the Company’s operating and finance lease liabilities as of September 30, 2019:

Maturity of Lease Liabilities	Operating	Finance
(in thousands)	Leases (a)	Leases (b)
Remainder of 2019	$548	$—
2020	1,973	1,547
2021	1,758	4,744
2022	1,666	4,887
2023	1,986	5,033
Thereafter	8,313	123,546
Total lease payments	$16,244	$139,757
Less: imputed interest	3,277	70,519
Total lease liabilities	$12,967	$69,238
(a)	Operating lease payments include $12.0 million related to options to extend lease terms that are reasonably certain of being exercised.

(b)	Finance lease payments include $75.8 million related to options to extend lease terms that are reasonably certain of being exercised.

The weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating and finance leases as of September 30, 2019 were:

Lease Term and Discount Rate	2019
Weighted-average remaining lease term (years)
Operating leases	7.8
Finance leases	22.5
Weighted-average discount rate
Operating leases	5.5%
Finance leases	6.0%

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Three Months Ended	Nine Months Ended
Other Information	September 30,	September 30,
(in thousands)	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$540	$1,480
Right-of-use asset obtained in exchange for lease obligations:
Operating lease	$194	$13,366
Finance lease	—	54,528

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

In November 2013, the Company entered into an amended agreement with GMP in which remaining royalties payable to GMP (the Buyout Agreement) were canceled in exchange for the issuance of $17.5 million in promissory notes payable to GMP and a party related to GMP. The Company concluded that the $17.5 million transaction represented the purchase of an intangible asset. The Company estimated a useful life of five years over which the intangible asset was amortized to cost of sales in the accompanying statements of operations, which amortization period was determined after consideration of the projected outgoing royalty payment stream had the Buyout Agreement not occurred, and the remaining life of the patents obtained in the Original GMP Agreement. After determining that the pattern of future cash flows associated with this intangible asset could not be reliably estimated with a high level of precision, the Company concluded that the intangible asset would be amortized on a straight-line basis over the estimated useful life.

The Company recorded amortization expense of $0.9 million and $2.6 million related to this intangible asset in cost of sales for the three and nine months ended September 30, 2018, respectively and the intangible asset was fully amortized as of November 2018.

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

Contract balances

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. As payment terms on invoiced amounts are typically 30 days, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of September 30, 2019 and December 31, 2018, all amounts included in accounts receivable, net on the condensed consolidated balance sheets are related to contracts with customers.

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

During the three and nine months ended September 30, 2019 and September 30, 2018, the Company did not recognize any revenue related to changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

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

Stock Options

The following table summarizes stock option activity under the 2001 Stock Plan, 2011 Stock Plan and 2015 Stock Plan during the nine months ended September 30, 2019 (in thousands except option exercise price):

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining
	Underlying	Average	Contractual	Aggregate
	Options	Exercise Price	Life (in years)	Intrinsic Value
Outstanding at December 31, 2018	6,307	$23.69	6.7	$204,896
Granted	186	68.10
Exercised	(583)	24.08		$27,515
Canceled/forfeited/expired	(13)	38.57
Outstanding at September 30, 2019	5,897	$25.04	6.2	$222,005
Vested and expected to vest at September 30, 2019	5,834	$24.85	6.1	$220,714
Exercisable at September 30, 2019	4,352	$19.79	5.5	$185,936

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock on the date of exercise.

The weighted average estimated grant date fair value per share of stock options granted during the three months ended September 30, 2019 was $30.71. There were not any stock options granted during the three months ended September 30, 2018. The weighted average estimated grant date fair value per share of stock options granted during the nine months ended September 30, 2019 and September 30, 2018 was $33.02 and $15.19, respectively.

The total fair value of stock options that vested during the three months ended September 30, 2019 and September 30, 2018 was $4.3 million and $4.7 million, respectively. The total fair value of stock options that vested during the nine months ended September 30, 2019 and September 30, 2018 was $15.3 million and $20.4 million, respectively.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the assumptions noted in the following table. The weighted average assumptions used to estimate the fair value of options granted to employees and non-employees were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018		2019	2018
Risk-free interest rate	1.61%	**	%	2.17%	2.67%
Expected dividend yield	0.00%	**	%	0.00%	0.0%
Expected volatility	47.0%	**	%	46.8%	44.9%
Expected term (in years)	6.01	**		6.01	6.10

**There were no stock options granted in the period.

Restricted Stock Units

The following table summarizes the activity of unvested RSUs (including PBEAs) under the Stock Plans during the nine months ended September 30, 2019:

		Weighted-
	Number of	average
	shares	grant date
	(in thousands)	fair value
Unvested at December 31, 2018	532	$35.17
Granted	301	70.42
Vested	(210)	34.93
Canceled/forfeited	(17)	42.14
Unvested at September 30, 2019	606	$52.39

The total fair value of RSUs made to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date. The total fair value of RSUs that vested during the three and nine months ended September 30, 2019 was $1.4 million and $7.3 million, respectively. The total fair value of RSUs that vested during the three and nine months ended September 30, 2018 was $0.1 million and $1.2 million, respectively.

All share-based compensation arrangements

The following table summarizes the allocation of stock-based compensation related to stock options and RSUs in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of sales	$259	$175	$752	$526
Selling, general and administrative	6,727	5,538	18,555	14,418
Research and development	1,561	1,460	4,616	4,092
Total	$8,547	$7,173	$23,923	$19,036

At September 30, 2019, the total unamortized stock-based compensation expense was approximately $54.4 million. Of the approximately $54.4 million in unamortized stock-based compensation expense, $28.9 million was attributable to stock options and is to be recognized over the stock options’ remaining vesting terms of approximately 4.0 years (2.1 years on a weighted average basis). The remaining $25.5 million was attributable to RSUs and is to be recognized over the restricted stock units’ vesting terms of approximately 4.0 years (1.6 years on a weighted-average basis).

The total stock-based compensation cost capitalized in inventory was not material for the three and nine month periods ended September 30, 2019 and September 30, 2018.

Note 9.  Income Taxes

The provision for income taxes is determined using an estimated annual effective tax rate. For the three and nine months ended September 30, 2019, the Company’s effective tax rate of (1.4)% and (1.8)%, respectively, was lower than the U.S. federal statutory rate primarily due to the generation of U.S. net operating loss carryforwards for which no benefit has been recognized due to the Company’s full valuation allowance, as well as state and foreign income taxes. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the annual effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. For the three and nine months ended September 30, 2019, the Company recorded a provision for income taxes of $0.2 million and $0.4 million, respectively, which was primarily comprised of state and foreign income taxes. For the three and nine months ended September 30, 2018, the Company recorded a provision for income taxes of $37,000 and $53,000, respectively, which was primarily comprised of state income taxes.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities, along with net operating loss and tax credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. For the three and nine months ended September 30, 2019, the Company has established a valuation allowance for all deferred tax assets.

Additionally, the Company follows an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. As of September 30, 2019 and December 31, 2018, the Company has gross unrecognized tax benefits of $13.8 million and $13.5 million, respectively.

Note 10.  Commitments and Contingencies

Legal Proceedings

Patent Litigation

On April 14, 2018, the Company filed a patent infringement lawsuit against Ivantis, Inc. (Ivantis) in the U.S. District Court for the Central District of California, Southern Division (the Court), alleging that Ivantis’ Hydrus® Microstent device infringes the Company’s U.S. Patent Nos. 6,626,858 and 9,827,143. In August 2018, Ivantis filed counterclaims alleging that the Company’s iStent inject infringes three patents which Ivantis acquired after the start of the litigation (Acquired Patents). On March 18, 2019, the Court granted the Company’s early motion for summary judgment, finding that the Company does not infringe the Acquired Patents. Fact discovery on the Company’s claims against Ivantis closed in September 2019, with trial scheduled to begin on or around July 28, 2020. Additionally, in May 2018, Ivantis filed Inter Partes Review (IPR) petitions with the Patent Trial and Appeal Board (PTAB) on the patents the Company has asserted in the litigation. The PTAB denied institution of the petitions in December 2018, but Ivantis filed two additional IPR petitions shortly thereafter. The PTAB denied institution of the second round of petitions in July 2019. In April 2019, Ivantis filed an additional IPR petition, which the PTAB also denied in October 2019.

Securities Litigation

On October 1, 2019, an alleged Avedro stockholder filed a lawsuit challenging the Merger. Such lawsuit, a putative class action complaint, is captioned Kent v. Avedro, Inc., et. al, 1:19-cv-01845-MN (the Kent complaint), and was filed by Michael Kent in the United States District Court for the District of Delaware. The Kent complaint names as defendants Avedro and each member of the Avedro board of directors, including former directors Dr. Gilbert H. Kliman and Thomas W. Burns, as well as Glaukos and Merger Sub. The Kent complaint alleges violations of Section 14(a) and 20(a) of the Exchange Act, and Rule 14a-9. The plaintiff in this action generally alleges that the Registration Statement omits material information with respect to the Merger, which renders such Registration Statement false and misleading. The complaint seeks preliminary and permanent injunction of the Merger and, if the Merger is consummated, rescission or rescissory damages. The complaint also seeks the dissemination of a registration statement that discloses certain information requested by the plaintiff. In addition, the complaint seeks attorneys' and experts' fees.

Three additional lawsuits challenging the Merger have also been filed by alleged Avedro stockholders. Those additional lawsuits allege similar causes of action, based on similar allegations, and seek similar relief to the Kent complaint. Two of those lawsuits, Payne v. Avedro, Inc. et. al, 1:19-cv-02019-CFC in the United States District Court for the District of Delaware and Bushansky v. Avedro, Inc. et. al, 1:19-cv-10015-LAP in the United States District Court for the Southern District of New York, name as defendants Avedro and each member of the Avedro board of directors but do not name former Avedro directors, Glaukos or Merger Sub as defendants. The final lawsuit, Thompson v. Avedro, Inc., et. al, 1:19-cv-02075-UNA in the United States District Court for the Southern District of Delaware names the same defendants as the Kent complaint. The Company believes that all four of these complaints are without merit.

With respect to each of the matters described above in this Legal Proceedings section, the Company is currently unable to predict the ultimate outcome of these matters or reasonably estimate a possible loss or range of loss, and thus, no amounts have been accrued in the condensed consolidated financial statements.

Secured letter of credit

The Company had a bank issue a letter of credit in the amount of $8.8 million that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account of approximately $8.9 million as of September 30, 2019. Beginning as of the first day of the thirty-seventh month of the lease term, and on each twelve month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the UC Agreement) with the Regents of the University of California (the University) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the University a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the UC Agreement, Glaukos agreed to pay to the University a low single-digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $0.5 million. This ongoing product payment terminates on the date that the last of the Patent Rights expires, which is currently expected to be in 2022. For the three months ended September 30, 2019 and September 30, 2018, the Company recorded approximately $1.5 million and $1.1 million, respectively, in cost of sales in connection with this product payment. For the nine months ended September 30, 2019 and September 30, 2018, the Company recorded approximately $4.2 million and $3.2 million, respectively, in cost of sales in connection with this product payment obligation.

Executive Deferred Compensation Plan

Pursuant to the Company’s deferred compensation plan (the Deferred Compensation Plan), eligible senior level employees are permitted to make elective deferrals of compensation to which he or she will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of company-owned life insurance policies (COLIs). The fair value of the Deferred Compensation Plan liability, included in other liabilities on the condensed consolidated balance sheets, was approximately $3.2 million and $2.0 million as of September 30, 2019 and December, 31, 2018, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the condensed consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $3.1 million and $1.9 million as of September 30, 2019 and December 31, 2018, respectively.

Global enterprise systems implementation

Beginning in the first quarter of 2019, the Company is implementing new enterprise systems and other technology optimizations and facilities infrastructure globally. As of September 30, 2019, the Company has firm purchase commitments related to software costs and these systems implementations of approximately $7.2 million.

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

	Three months ended		Nine months ended
	September 30,		September 30,
Geographic Net Sales Information (in thousands)	2019	2018	2019	2018
United States	$47,588	$36,413	$139,893	$106,337
International	10,921	7,495	31,242	20,865
Total net sales	$58,509	$43,908	$171,135	$127,202

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

Overview

We are an ophthalmic medical technology and pharmaceutical company focused on the development and commercialization of novel therapies designed to treat glaucoma, corneal disorders and retinal diseases. We initially developed Micro-Invasive Glaucoma Surgery (MIGS) to address the shortcomings of traditional glaucoma treatment options. MIGS procedures involve the insertion of a micro-scale device or drug delivery system from within the eye’s anterior chamber through a small corneal incision. Our MIGS devices are designed to reduce intraocular pressure (IOP) by restoring the natural outflow pathways for aqueous humor. Our MIGS drug delivery systems are designed to reduce IOP by continuously eluting a glaucoma drug from within the eye, potentially providing sustained pharmaceutical therapy for extended periods of time. We intend to leverage our capabilities to build a portfolio of micro-scale surgical and pharmaceutical therapies in corneal health and retinal disease as well.

Our iStent, a trabecular micro-bypass stent that is designed to reduce intraocular pressure by restoring the natural physiologic pathways for aqueous humor, was the first commercially available MIGS treatment solution. Our next generation iStent inject, includes two stents pre-loaded in an auto-injection inserter that are also designed to lower intraocular pressure. The iStent and iStent inject are approved by the United States Food and Drug Administration (FDA) for insertion in combination with cataract surgery and are currently reimbursed by Medicare and all major national private payors. The iStent and iStent inject are also commercially available in select markets outside the United States (U.S.). In these non-U.S. markets, they are approved for use in conjunction with cataract surgery or as a standalone procedure, even though reimbursement may not always be available for all such procedures.

We are also developing the iStent Infinite and the iStent SA. The iStent Infinite, which includes three stents pre-loaded in an auto-injection inserter and is intended to lower IOP in refractory glaucoma patients in a standalone procedure, is currently being evaluated in a U.S. investigational device exemption (IDE) study, which completed enrollment in 2019. Similar to the iStent inject, the iStent SA is a two-stent product that uses a different auto injection inserter and is designed for use in a standalone procedure. Following an initial evaluation of the data from the U.S. pivotal trial, and based upon an assessment of benefits to potential risks, changing market dynamics and prioritization of resources, we have decided not to pursue FDA approval of the iStent Supra at this time.

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

Our net sales increased to $58.5 million for the three months ended September 30, 2019 from $43.9 million for the three months ended September 30, 2018, and net sales increased to $171.1 million for the nine months ended September 30, 2019 from $127.2 million for the nine months ended September 30, 2018. We incurred net losses in each of the three month periods ended September 30, 2019 and September 30, 2018 of $13.5 million and $6.6 million, respectively, and incurred net losses in each of the nine month periods ended September 30, 2019 and September 30, 2018 of $21.2 million and $14.7 million, respectively.

As of September 30, 2019 and December 31, 2018, we had an accumulated deficit of $226.3 million and $205.1 million, respectively.

We have made and expect to continue to make significant investments in our global sales force, marketing programs, research and development activities, clinical studies, and general and administrative infrastructure. FDA-approved IDE studies and new product development programs in our industry are expensive. We have incurred a significant increase in administrative costs since we began operating as a public company. In addition, we are party to a long-term lease at a new facility in Aliso Viejo, California and have firm purchase commitments to implement global enterprise systems that began in the first quarter of 2019. Furthermore, our proposed acquisition of Avedro Inc. (Avedro), which is expected to close in the fourth quarter of 2019, may require significant ongoing expenses. Accordingly, although we achieved profitability in 2016 and certain periods of 2017 and 2018, we incurred a net loss for 2018 and for the nine months ended 2019, and there can be no assurance that we will be profitable in the future.

Recent Developments

Proposed Acquisition of Avedro, Inc.

On August 7, 2019, we entered into an Agreement and Plan of Merger by and among Glaukos, Atlantic Merger Sub, Inc. (Merger Sub) and Avedro, pursuant to which Merger Sub will merge with and into Avedro, with Avedro continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the Merger). The transaction is subject to certain closing conditions, including but not limited to, the adoption of the Agreement and Plan of Merger by holders of a majority of the outstanding common stock of Avedro entitled to vote, which is expected to occur on November 19, 2019. The closing of the Merger was also subject to the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act); however, early termination under the HSR Act was granted on August 28, 2019. If all remaining conditions are satisfied, upon the closing of the Merger, all issued and outstanding shares of Avedro common stock will be automatically cancelled and converted into the right to receive a number of shares of Glaukos common stock equal to the product of the number of shares of Avedro common stock multiplied by 0.365. We filed a Registration Statement on Form S-4 with the SEC on September 17, 2019 (the Registration Statement) to register the issuance of shares of our common stock to Avedro stockholders upon closing of the Merger, which was declared effective by the SEC on October 17, 2019. The Merger is expected to close in the fourth quarter of 2019. Following the transaction, our stockholders are expected to own approximately 85% of the combined company, with the former Avedro stockholders expected to own the remaining 15%, on a fully diluted basis. Avedro provides several corneal strengthening solutions, including Photrexa, a bio-activated pharmaceutical therapy for the corneal cross-linking treatment of keratoconus.  Through 2018, over 400,000 procedures have been performed globally with Avedro’s products, including more than 18,000 procedures performed in the United States alone.

Licensing Arrangement with Intratus, Inc.

On July 22, 2019, we entered into a global licensing agreement with Intratus, Inc. (Intratus) for $1.5 million in cash, plus future performance-based consideration upon achievement of certain development, regulatory approvals and commercial milestones and royalties on commercial sales, pursuant to which we obtained an exclusive, royalty-bearing license to research, develop, manufacture and commercialize Intratus’ patented, non-invasive drug delivery platform designed for use in the treatment of dry eye disease, glaucoma and other corneal disorders such as blepharitis, conjunctivitis and related conditions.

The $1.5 million payment was immediately expensed to in-process research and development (IPR&D) as management determined there were no alternative future uses for the technology acquired.

Acquisition of DOSE Medical Corporation

On June 19, 2019, we entered into a definitive agreement and plan of merger to acquire DOSE Medical Corporation (DOSE) for $2.5 million in cash, plus potential future performance-based consideration upon achievement of certain regulatory approvals and commercial milestones and royalties on commercial sales (the DOSE Merger). If certain DOSE products receive FDA approval within ten years following the closing of the DOSE Merger, we will pay the DOSE shareholders amounts between $5.0 million and $22.5 million, depending on the type of DOSE product approved. We will pay additional performance-based payments to DOSE shareholders if within ten years of closing of the DOSE Merger, such DOSE products receive approval from the EU European Medicines Agency, in which case we will pay the DOSE shareholders either $1.25 million and/or $2.5 million, depending on the type of DOSE product approved. Following FDA approval of such DOSE products, we will pay the DOSE shareholders quarterly royalty payments equal to 5% of net sales of such DOSE products for a period of ten years. We will also pay the DOSE shareholders additional performance-based payments of $7.5 million and $20.0 million upon the achievement of certain net sales milestones with respect to such DOSE products. Finally, under the terms of the DOSE Merger, we may elect to buyout the additional milestone and royalty payments described above by paying former DOSE shareholders between $10.0 and $55.0 million, depending on the type of DOSE product involved. DOSE is currently conducting R&D on multiple micro-invasive, bioerodible, sustained-release drug delivery platforms designed to be used in the treatment of various retinal diseases, including age-related macular degeneration and diabetic macular edema.

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

Beginning in late 2013, cost of sales had included amortization of the $17.5 million intangible asset we recognized in connection with our royalty buyout agreement with GMP Vision Solutions, Inc. in November 2013. Amortization expense was $0.9 million and $2.6 million during the three and nine months ended September 30, 2018, respectively, and the intangible asset was fully amortized as of November 2018.

Beginning in 2015, cost of sales includes a charge equal to a low single-digit percentage of worldwide net sales of certain current and future products, including our iStent products, with a required minimum annual payment of $0.5 million, which amount became payable to the Regents of the University of California (the University) in connection with our December 2014 agreement with the University (the UC Agreement) related to a group of our U.S. patents (the Patent Rights). For the three months ended September 30, 2019 and September 30, 2018, we recorded approximately $1.5 million and $1.1 million, respectively, in cost of sales in connection with this product payment. For the nine months ended September 30, 2019 and September 30, 2018, we recorded approximately $4.2 million and $3.2 million, respectively, in cost of sales in connection with this product payment obligation. This ongoing product payment obligation will terminate on the date the last of the Patent Rights expires, which is currently expected to be in 2022.

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

Selling, general and administrative

Our selling, general and administrative (SG&A) expenses primarily consist of personnel-related expenses, including salaries, sales commissions, bonuses, fringe benefits and stock-based compensation for our executive, financial, marketing, sales, and administrative functions. Other significant SG&A expenses include marketing programs; advertising; post-approval clinical studies; conferences and congresses; travel expenses; costs associated with obtaining and maintaining our patent portfolio; professional fees for accounting, auditing, consulting and legal services; costs to implement our global enterprise systems; and allocated overhead expenses.

We expect SG&A expenses to continue to grow as we increase our global sales and marketing infrastructure, our clinical education and general administration infrastructure in the United States. We also expect other nonemployee-related costs, including sales and marketing program activities for new products, outside services and accounting and general legal costs to increase as our overall operations grow. The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as on the timing of any new product launches and other potential business and operational activities.

Research and development

Our R&D activities primarily consist of new product development projects, pre-clinical studies, IDE studies, and other clinical trials. Our R&D expenses primarily consist of personnel-related expenses, including salaries, fringe benefits and stock-based compensation for our R&D employees; research materials; supplies and services; and the costs of conducting clinical studies, which include payments to investigational sites and investigators, clinical research organizations, consultants, and other outside technical services and the costs of materials, supplies and travel. We expense R&D costs as incurred. We expect our R&D expenses to increase as we initiate and advance our development programs, including our expanding glaucoma, retinal disease, corneal health, pharmaceutical and IOP sensor development efforts, and clinical trials.

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

In-process research and development

Our IPR&D expenses relate to payments made in connection with the previously disclosed acquisition of DOSE in which DOSE became a wholly-owned subsidiary of the Company and our global licensing arrangement with Intratus.

Non-operating (expense) income, net

Non-operating (expense) income, net primarily consists of interest expense associated with our finance lease for our Aliso Viejo, California facility, interest income derived from our short-term investments, and unrealized gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar, primarily related to intercompany loans.

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

Additionally, we follow an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. As of September 30, 2019 and December 31, 2018, we have gross unrecognized tax benefits of $13.8 million and $13.5 million, respectively.

Results of Operations

Comparison of Three Months Ended September 30, 2019 and September 30, 2018

	Three Months Ended
	September 30,		% Increase
(in thousands)	2019	2018	(decrease)
Statements of operations data:
Net sales	$58,509	$43,908	33%
Cost of sales	7,703	6,011	28%
Gross profit	50,806	37,897	34%
Operating expenses:
Selling, general and administrative	44,443	31,632	41%
Research and development	17,278	13,202	31%
In-process research and development	1,500	-	NM
Total operating expenses	63,221	44,834	41%
Loss from operations	(12,415)	(6,937)	79%
Total non-operating (expense) income, net	(904)	353	NM
Provision for income taxes	187	37	NM
Net loss	$(13,506)	$(6,621)	104%

NM = Not Meaningful

Net sales

Net sales for the three months ended September 30, 2019 and September 30, 2018 were $58.5 million and $43.9 million, respectively, reflecting an increase of $14.6 million or 33%. The increase in net sales resulted primarily from expansion of direct sales operations in our existing international markets, U.S. sales of our iStent inject and the withdrawal from the market of a competitive MIGS device in late August 2018. Net sales in the United States were $47.6 million and $36.4 million for the three months ended September 30, 2019 and September 30, 2018, respectively, increasing by 31%. International sales for the three months ended September 30, 2019 and September 30, 2018 were $10.9 million and $7.5 million, respectively, increasing by 46%. Net sales at our subsidiaries in Australia, France, Germany, Japan, and the United Kingdom accounted for the majority of the increase internationally.

Cost of sales

Cost of sales for the three months ended September 30, 2019 and September 30, 2018 were $7.7 million and $6.0 million, respectively, reflecting an increase of $1.7 million or 28%. Our gross margin was 87% for the three months ended September 30, 2019 and 86% for the three months ended September 30, 2018.

Selling, general and administrative expenses

SG&A expenses for the three months ended September 30, 2019 and September 30, 2018 were $44.4 million and $31.6 million, respectively, reflecting an increase of approximately $12.8 million or 41%. The increase in SG&A expenses consisted of approximately $2.4 million in additional compensation and related employee expense associated with our growing number of domestic and international employees, and increases in consulting and professional services of approximately $3.3 million related to our global enterprise systems implementation, $1.8 million in legal fees associated with our previously-disclosed patent litigation and $2.4 million in legal and financial advisory fees associated with our planned acquisition of Avedro, with the remaining increase comprised of other SG&A expenses such as training samples related to our recent U.S. launch of iStent inject, and non-employee related expenses incurred by our foreign subsidiaries.

Research and development expenses

R&D expenses for the three months ended September 30, 2019 and September 30, 2018 were $17.3 million and $13.2 million, respectively, reflecting an increase of $4.1 million or 31%. The increase in R&D expenses was primarily the result of approximately $0.8 million in additional compensation and related employee expenses as well as an overall increase of approximately $3.2 million in other core R&D and clinical expenses, including expenses associated with our iDose Travoprost Phase III clinical trials.

In-process research and development expenses

IPR&D expenses for the three months ended September 30, 2019 were $1.5 million related to the upfront payment for our exclusive global licensing agreement with Intratus. There were no IPR&D expenses for the three months ended September 30, 2018.

Non-operating (expense) income, net

We had non-operating expense, net of $0.9 million and non-operating income, net of $0.4 million for the three months ended September 30, 2019 and September 30, 2018, respectively. The change from net non-operating income to net non-operating expense primarily relates to interest expense associated with the financing lease for our Aliso Viejo, California facility and recognition of unrealized foreign currency losses due to higher intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates, partially offset by increases in interest income related to our short-term investments.

Provision for income taxes

Our effective tax rate for the third quarter of 2019 was (1.4)%. For the three months ended September 30, 2019 and September 30, 2018, we recorded a provision for income taxes of $0.2 million and $37,000, respectively, which were primarily comprised of state and foreign income taxes in both periods.

Comparison of Nine Months Ended September 30, 2019 and September 30, 2018

	Nine Months Ended
	September 30,		% Increase
(dollars in thousands)	2019	2018	(decrease)
Statements of operations data:
Net sales	$171,135	$127,202	35%
Cost of sales	22,684	17,957	26%
Gross profit	148,451	109,245	36%
Operating expenses:
Selling, general and administrative	117,024	87,425	34%
Research and development	48,277	36,719	31%
In-process research and development	3,745	-	NM
Total operating expenses	169,046	124,144	36%
Loss from operations	(20,595)	(14,899)	38%
Total non-operating (expense) income, net	(181)	222	NM
Provision for income taxes	381	53	NM
Net loss	$(21,157)	$(14,730)	44%

NM = Not Meaningful

Net sales

Net sales for the nine months ended September 30, 2019 and September 30, 2018 were $171.1 million and $127.2 million, respectively, reflecting an increase of $43.9 million or 35%. The increase in net sales resulted primarily from expansion of direct sales operations in our existing international markets, U.S. sales of our iStent inject and the withdrawal from the market of a competitive MIGS device in late August 2018. Net sales in the United States were $139.9 million and $106.3 million for the nine months ended September 30, 2019 and September 30, 2018, respectively, increasing by 32%. International sales for the nine months ended September 30, 2019 and September 30, 2018 were $31.2 million and $20.9 million, respectively, increasing by 50%. Net sales at our subsidiaries in Australia, France, Germany, Japan, and the United Kingdom accounted for the majority of the increase internationally.

Cost of sales

Cost of sales for the nine months ended September 30, 2019 and September 30, 2018 were $22.7 million and $18.0 million, respectively, reflecting an increase of approximately $4.7 million or 26%. Our gross margin was 87% for the nine months ended September 30, 2019 and 86% for the nine months ended September 30, 2018.

Selling, general and administrative expenses

SG&A expenses for the nine months ended September 30, 2019 and September 30, 2018 were $117.0 million and $87.4 million, respectively, reflecting an increase of approximately $29.6 million or 34%. The increase in SG&A expenses consisted of approximately $7.8 million in additional compensation and related employee expense associated with our growing number of domestic and international employees and increases in consulting and professional services of approximately $7.3 million related to our global enterprise systems implementation, $3.7 million in legal fees associated with our previously-disclosed patent litigation and $2.4 million in legal and financial advisory fees associated with our planned acquisition of Avedro, with the remaining increase comprised of other SG&A expenses such as training samples related to our recent U.S. launch of iStent inject, and non-employee related expenses incurred by our foreign subsidiaries.

Research and development expenses

R&D expenses for the nine months ended September 30, 2019 and September 30, 2018 were $48.3 million and $36.7 million, respectively, reflecting an increase of $11.6 million or 31%. The increase in R&D expenses was primarily the result of approximately $2.7 million in additional compensation and related employee expenses as well as an overall increase of approximately $8.9 million in other core R&D and clinical expenses, including expenses associated with our iDose Travoprost Phase III clinical trials.

In-process research and development expenses

IPR&D expenses for the nine months ended September 30, 2019 were $3.7 million, comprised of $2.2 million related to the purchase of certain DOSE assets and $1.5 million related to the upfront payment for our exclusive global licensing agreement with Intratus. There were no IPR&D expenses for the nine months ended September 30, 2018.

Non-operating (expense) income, net

We had non-operating expense, net of $0.2 million and non-operating income, net of $0.2 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. The change from net non-operating income to net non-operating expense primarily relates to interest expense associated with the financing lease for our Aliso Viejo, California facility and recognition of unrealized foreign currency losses due to higher intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates, partially offset by increases in interest income related to our short-term investments.

Provision for income taxes

Our effective tax rate for the nine months ended September 30, 2019 was (1.8)%. For the nine months ended September 30, 2019 and September 30, 2018, we recorded a provision for income taxes of $0.4 million and $53,000, respectively, which were primarily comprised of state and foreign income taxes in both periods.

Liquidity and Capital Resources

For the nine months ended September 30, 2019, we incurred a net loss of $21.2 million; however, we generated cash from operations of $3.8 million. As of September 30, 2019, we had an accumulated deficit of approximately $226.3 million. We have funded our operations to date from the sale of equity securities, the issuance of notes payable, cash from exercises of stock options and warrants to purchase equity securities and cash generated from operations. We have made and expect to continue to make significant investments in our global sales force, marketing programs, research and development activities, clinical studies and general and administrative infrastructure. FDA-approved IDE studies and new product development programs in our industry are expensive. We have incurred a significant increase in administrative costs since we began operating as a public company. In addition, we are party to a long-term lease at a new facility in Aliso Viejo, California, have firm purchase commitments to implement global enterprise systems that began in the first quarter of 2019 and our proposed acquisition of Avedro, which is expected to close in the fourth quarter of 2019, may require significant ongoing expenses. Accordingly, although we were profitable in 2016 and certain periods in 2017 and 2018, and have generated cash from commercial operations in those years, we incurred a net loss in the year ended December 31, 2018 and the three and nine months ended September 30, 2019 and there can be no assurance that we will continue to be profitable or continue to generate cash from operations.

At September 30, 2019, we had $161.8 million in cash, cash equivalents, restricted cash and short-term investments. We plan to fund our operations and capital funding needs using existing cash and investments and cash generated from commercial operations, and we may seek to obtain additional financing in the future through debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all. We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and cash generated from commercial operations will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date our condensed consolidated financial statements for the three and nine months ended September 30, 2019 are made publicly available.

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$39,534	$29,821
Short-term investments	113,385	110,667
Accounts receivable, net	24,345	18,673
Accounts payable	3,501	6,286
Accrued liabilities	29,602	23,964
Working capital (1)	176,185	146,202
(1)	Working capital consists of total current assets less total current liabilities

Cash Flows

Our historical cash outflows have primarily been associated with cash used for operating activities such as the expansion of our sales, marketing and R&D activities; purchase of and growth in inventory and other working capital needs; the acquisition of intellectual property; and expenditures related to equipment and improvements used to increase our manufacturing capacity, to improve our manufacturing efficiency and for overall facility expansion.

The following table is a condensed summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$3,822	$1,736
Investing activities	(6,386)	(8,648)
Financing activities	12,391	19,602
Exchange rate changes	(8)	80
Net increase in cash, cash equivalents and restricted cash	$9,819	$12,770

At September 30, 2019, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the nine months ended September 30, 2019 and September 30, 2018 our operating activities generated $3.8 million and $1.7 million of net cash, respectively.

For the nine months ended September 30, 2019, net cash provided by operating activities reflected our net loss of $21.2 million, adjusted for non-cash items of $32.9 million, primarily consisting of stock-based compensation expense of $23.9 million, depreciation and amortization of $2.7 million and amortization of lease right-of-use assets of $2.4 million. This was partially offset by changes in operating assets and liabilities of $7.9 million, the majority of which resulted from increases in accounts receivable and prepaid expenses and other current assets.

For the nine months ended September 30, 2018, net cash provided by operating activities reflected our net loss of $14.7 million adjusted for non-cash items of $27.0 million, primarily consisting of stock-based compensation expense of $19.0 million and depreciation and amortization of $5.1 million. This was partially offset by changes in operating assets and liabilities of $10.5 million, the majority of which resulted from increases in accounts receivable, inventory and prepaid expenses and other current assets, and decreases in accounts payable and accrued liabilities.

Investing activities

In the nine months ended September 30, 2019 and September 30, 2018, our investing activities used $6.4 million and $8.6 million of net cash, respectively.

For the nine months ended September 30, 2019, we used cash of approximately $64.7 million for purchases of short-term investments and received cash of approximately $61.9 million from sales and maturities of short-term investments.

For the nine months ended September 30, 2018, we used cash of approximately $70.1 million for purchases of short-term investments and received cash of approximately $64.2 million from sales and maturities of short-term investments.

Cash used for purchases of property and equipment was approximately $3.5 million and $2.7 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

We expect to increase our investment in property and equipment in the future as we expand our manufacturing capacity for current and new products, improve our manufacturing efficiency and for overall facility expansion, as previously discussed above.

Financing activities

In the nine months ended September 30, 2019 and September 30, 2018, our financing activities provided $12.4 million and $19.6 million of net cash, respectively.

For the nine months ended September 30, 2019, we received net cash proceeds of approximately $17.4 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan and used $5.0 million for payment of employee taxes related to restricted stock unit vestings.

For the nine months ended September 30, 2018, we received net cash proceeds of approximately $19.9 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan and used $0.3 million for payment of employee taxes related to restricted stock unit vestings.

Commitments

As of September 30, 2019, the Company had material commitments for capital expenditures of approximately $1.2 million and had material commitments related to our global enterprise systems implementation and software costs of approximately $7.2 million. We plan to fund these commitments with our cash and cash equivalents.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our third fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information disclosed under “Legal Proceedings” in Note 10, Commitments and Contingencies is incorporated herein by reference.

Item 1A. Risk Factors

The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, which was filed with the SEC on August 8, 2019. With the exception of risks relating to our planned acquisition of Avedro, Inc. and the new risk factor related to the exclusive forum provision in our Restated Certificate of Incorporation, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Quarterly Report on Form 10-Q.

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

Risks Related to Our Planned Acquisition of Avedro, Inc.

The failure to complete our planned acquisition of Avedro, Inc. (the Merger) in a timely manner or at all, may adversely affect our business and our stock price.

The Merger is expected to close in the fourth quarter of 2019. However, our and Avedro, Inc.’s (Avedro) obligations to consummate the Merger remain subject to the satisfaction or waiver of certain customary conditions, including, among others, (i) the adoption of the Agreement and Plan of Merger, dated as of August 7, 2019, by and among Avedro, Glaukos and Atlantic Merger Sub, Inc. (the Merger Agreement) by a majority of the shareholders of Avedro; (ii) the absence of (A) any temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction enjoining or otherwise prohibiting the consummation of the Merger or (B) any applicable law of a governmental authority of competent jurisdiction prohibiting or rendering illegal the consummation of the Merger; (iii) subject to certain qualifications, the accuracy of the representations and warranties of the parties and compliance by the parties with their respective obligations under the Merger Agreement; and (iv) the absence of any material adverse effect on Avedro or our company since the date of the Merger Agreement that is continuing. The closing of the Merger was also subject to the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act); however, early termination under the HSR Act was granted on August 28, 2019. We cannot provide assurance that these or the other conditions to the completion of the Merger will be satisfied in a timely manner or at all. In addition, other factors may affect when and whether the Merger will occur. If the Merger is not completed, our share price could fall to the extent that our current price reflects an assumption that we will complete the Merger. Furthermore, if the Merger is not completed and the Merger Agreement is terminated, we may suffer other consequences that could adversely affect our business, results of operations and share price, including the following:

●	we have incurred and will continue to incur costs relating to the Merger (including significant legal and financial advisory fees) and many of these costs are payable by us whether or not the Merger is completed;
●	we could be required to reimburse Avedro for certain of its costs incurred in connection with the Merger and the Merger Agreement;
●	matters relating to the Merger (including integration planning) may require substantial commitments of time and resources by our management team, which could otherwise have been devoted to other opportunities that may have been beneficial to us;
●	we may be subject to additional legal proceedings related to the Merger or the failure to complete the Merger;
●	the failure to consummate the Merger may result in negative publicity and a negative impression of us in the investment community; and
●	any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our customers, suppliers, collaboration partners and employees, may continue or intensify in the event the Merger is not consummated.

Uncertainty about the Merger may adversely affect our business and stock price, whether or not the Merger is completed.

We are subject to risks in connection with the announcement and pendency of the Merger, including the pendency and outcome of any legal proceedings against us, our directors and others relating to the Merger and the risks from possibly foregoing opportunities we might otherwise pursue absent the Merger. Furthermore, uncertainties about the Merger may cause our current and prospective employees to experience uncertainty about their future with us. These uncertainties may impair our ability to retain, recruit or motivate key management and other personnel.

In addition, in response to the announcement of the Merger, our existing or prospective customers, suppliers or collaboration partners may:

●	delay, defer or cease purchasing our products or providing goods or services to us;
●	delay or defer other decisions concerning us, or refuse to extend credit terms to us;
●	cease further joint development activities; or
●	otherwise seek to change the terms on which they do business with us.

While we are attempting to address these risks with our existing and prospective customers, suppliers or collaboration partners, they may be reluctant to purchase our products, supply us with goods and service or continue collaborations due to the potential uncertainty about the direction of our product offerings and the support and service of our products after we complete the Merger.

The Merger will involve substantial costs.

We have incurred and expect to continue to incur substantial costs and expenses relating directly to the Merger and the issuance of our common stock in connection with the Merger, including, fees and expenses payable to financial advisors, other professional fees and expenses, insurance premium costs, fees and costs relating to regulatory filings and notices, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses. If the Merger is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received.

We may fail to realize the benefits expected from the Merger, which could adversely affect our stock price.

The Merger, if completed, will be our largest acquisition to date. The anticipated benefits we expect from the Merger are, necessarily, based on projections and assumptions about the combined businesses of our company and Avedro, which may not materialize as expected or which may prove to be inaccurate. The value of our common stock following the completion of the Merger could be adversely affected if we are unable to realize the anticipated benefits from the Merger on a timely basis or at all. Achieving the benefits of the Merger will depend, in part, on our ability to integrate the business, operations and products of Avedro successfully and efficiently with our business. The challenges involved in this integration, which will be complex and time-consuming, include the following:

●	difficulties entering new markets and integrating new technologies in which we have no or limited direct prior experience;
●	successfully managing relationships with our combined supplier and customer base;
●	coordinating and integrating independent research and development and engineering teams across technologies and product platforms to enhance product development while reducing costs;
●	consolidating and integrating corporate, finance and administrative infrastructures and integrating and harmonizing business systems;
●	coordinating sales and marketing efforts to effectively position our capabilities and the direction of product development;
●	limitations prior to the completion of the Merger on the ability of management of our company and of Avedro to conduct planning regarding the integration of the two companies;
●	the increased scale and complexity of our operations resulting from the Merger;
●	retaining key employees of our company and Avedro;
●	obligations that we will have to counterparties of Avedro that arise as a result of the change in control of Avedro; and
●	minimizing the diversion of management attention from other important business objectives.

If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business of the size and complexity of Avedro, then we may not achieve the anticipated benefits of the Merger of Avedro and our revenue, expenses, operating results and financial condition could be materially adversely affected.

The acquisition of Avedro may result in significant charges or other liabilities that could adversely affect the financial results of the combined company.

The financial results of the combined company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with our integration of the business and operations of Avedro. The amount and timing of these possible charges are not yet known. Further, our failure to identify or accurately assess the magnitude of certain liabilities we are assuming in the Merger could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition. The price of our common stock following the Merger could decline to the extent the combined company’s financial results are materially affected by any of these events.

Lawsuits have been filed against Avedro, the Avedro board of directors, former Avedro directors, Glaukos and Merger Sub, and other lawsuits may be filed challenging the Merger. An adverse ruling in any such lawsuit may prevent the Merger from being completed.

                As of November 5, 2019, four lawsuits have been filed by alleged Avedro stockholders challenging the Merger. The first lawsuit, a putative class action complaint, is captioned Kent v. Avedro, Inc., et. al, 1:19-cv-01845-MN (the Kent complaint), and was filed by Michael Kent in the United States District Court for the District of Delaware. The Kent complaint names as defendants Avedro and each member of the Avedro board of directors, including former directors Dr. Gilbert H. Kliman and Thomas W. Burns, as well as Glaukos and Merger Sub.  The second lawsuit, Payne v. Avedro, Inc. et. al, 1:19-cv-02019-CFC (the Payne complaint), was filed by Robert Payne in the United States District Court for the District of Delaware and names as defendants Avedro and each member of the Avedro board of directors.  The third lawsuit, Bushansky v. Avedro, Inc. et. al, 1:19-cv-10015-LAP (the Bushansky complaint), was filed by Stephen Bushansky in the United States District Court for the Southern District of New York and names as defendants Avedro and each member of the Avedro board of directors. The fourth lawsuit, Thompson v. Avedro, Inc., et. al, 1:19-cv-02075-UNA (the Thompson complaint), was filed by John Thompson in the United States District Court for the District of Delaware and names as defendants Avedro and each member of the Avedro board of directors, including former directors Dr. Gilbert H. Kliman and Thomas W. Burns, as well as Glaukos and Merger Sub.

        The Kent, Payne, Bushansky, and Thompson complaints allege violations of Section 14(a) and 20(a) of the Exchange Act and Rule 14a-9. The plaintiffs in these actions generally allege that the Registration Statement omits material information with respect to the Merger, which renders such Registration Statement false and misleading. The complaints seek preliminary and permanent injunction of the Merger and, if the Merger is consummated, rescission or rescissory damages. The complaints also seek the dissemination of a registration statement that discloses certain information requested by the plaintiffs. In addition, the complaints seek attorneys' and experts' fees.

        The defendants believe that the complaints are without merit.

        One of the conditions to completion of the Merger is the absence of any applicable law (including any order) being in effect that prohibits completion of the Merger. Accordingly, if a plaintiff is successful in obtaining an order prohibiting completion of the Merger, then such order may prevent the Merger from being completed, or from being completed within the expected timeframe.

Avedro and Glaukos may be targets of additional securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

        Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims could result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Avedro's and Glaukos' respective liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, or from being completed within the expected timeframe, which may adversely affect Avedro's and Glaukos' respective business, financial position and results of operations.

The issuance of shares of our common stock in connection with the Merger will dilute our shareholders’ ownership interest in the Company.

We will issue additional shares of our common stock to stockholders of Avedro such that after the consummation of the Merger, Avedro’s stockholders will own approximately 15% of our issued and outstanding shares of common stock on a fully diluted basis. This issuance of additional shares of our common stock will dilute your ownership interest in our Company, and you will have a reduced ownership and voting interest in Glaukos following the completion of the Merger.

Our future results will suffer if we do not effectively manage the expanded operations following the Merger.

Following the Merger, the size and scope of operations of our business will increase beyond the current size and scope of operations of our current business. In addition, we may continue to expand our size and operations through additional acquisitions or other strategic transactions. Our future success depends, in part, upon our ability to manage the expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful in managing such expanded business or that the expanded business will realize the expected economies of scale, synergies and other benefits currently anticipated from the Merger or anticipated from any additional acquisitions or strategic transactions.

Risks Related to Our Business

We have incurred significant losses since inception and there can be no guarantee that we reach sustained profitability.

Since the Company’s inception in July 1998, we have incurred significant operating losses. As of September 30, 2019, we had an accumulated deficit of approximately $226.3 million.

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

To implement our global business strategies we need to, among other things, further grow our global sales and marketing infrastructure to increase global market acceptance of our products and any other products that receive United States Food and Drug Administration (FDA) or equivalent foreign approval, fund ongoing research and development activities, expand our manufacturing capabilities, and obtain regulatory clearance or approval to commercialize our existing products in international markets or to commercialize those currently under development in the United States (U.S.) and internationally. As a result, we expect our expenses to increase significantly as we pursue these objectives. Our ability to reach sustained profitability is highly uncertain, especially given our limited commercial history selling our products globally and an increasingly competitive landscape, which makes forecasting our sales more difficult. In addition, we may experience transitory sales impacts related to the commercial launch of our iStent inject device, as customers deplete inventory in anticipation of the new product and as physicians participate in ordinary-course training for and sampling of the iStent inject. We will need to generate significant additional net sales to reach and maintain profitability. We cannot be sure that we will reach sustained profitability for any substantial period of time. Our failure to sustain profitability could have an adverse effect on the value of our common stock.

Substantially all of our net sales have been generated from sales of the iStent and the iStent inject, which have an increasingly competitive landscape, and we are substantially dependent on their success. If competition or other factors slow the market acceptance or usage of the iStent, the recently-approved iStent inject or our other products under development, our business will suffer.

Our primary sales-generating commercial products have been the iStent, which we began selling in the United States in the third quarter of 2012, and the iStent inject, which began selling in the United States in the second half of 2018. We rely heavily upon sales in the United States, which comprised 81% and 82% of our net sales for the three and nine months ended September 30, 2019, respectively. We expect to continue to derive a significant portion of our net sales from sales of these two products, particularly the iStent inject, in the United States, even if we are successful in continuing to commercialize our iStent products outside the United States, or receive necessary approvals to commercialize our other current and future pipeline products designed to treat glaucoma, corneal disorders and retinal diseases in the United States and other countries. Accordingly, our ability to generate net sales is highly dependent on our ability to market and sell the iStent and the iStent inject.

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

Thus far in 2019, we have completed several collaborative transactions, including a distribution arrangement with Santen, Inc., the acquisition of DOSE Medical Corporation and a licensing arrangement with Intratus, Inc. Additionally, we anticipate closing the Merger with Avedro during the fourth quarter of 2019. We entered into these transactions and may continue to enter into additional acquisitions, collaborations, in-licensing agreements, joint ventures, distribution agreements, alliances, or partnerships or undertake one or more of these transactions in order to retain our competitive position within the marketplace or to expand into new markets. However, we cannot assure you that we will be able to successfully complete any acquisition we choose to pursue, that we will be able to successfully integrate any such acquired business, product or technology in a cost-effective and non-disruptive manner, or that any potential commercial product related to such a transaction (including a distribution arrangement) will receive the necessary regulatory approvals to be marketed, distributed or sold, or that we will be successful in commercializing such product. If we are unable to integrate any acquired businesses, products or technologies effectively, receive regulatory approval of any product we planned to distribute or sell or successfully commercialize a product, our business would likely suffer. We cannot assure you that any such transaction will result in revenue growth, increased profitability or an enhancement in our business prospects.

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

Many third-party payors in the United States model their coverage policies and payment amounts after those determined by the Center for Medicare & Medicaid Services (CMS), the federal agency responsible for administering the Medicare program. CMS relies on an extensive network of Medicare Administrative Contractors (MACs) to develop coverage policies when no national coverage determination exists for a procedure. Because there currently is no Medicare national coverage determination for procedures using our iStent devices, we are required to provide scientific and clinical support for the use of the iStent and iStent inject (including our iStent devices in development, if approved) to each MAC separately, with no assurance that coverage and adequate reimbursement will be obtained. Although all MACs currently provide coverage and reimbursement for the MIGS procedure using the iStent and the iStent inject, difficulties in processing reimbursement or regional differences or reductions in the reimbursement amount for the physician professional services could negatively impact iStent and iStent inject penetration or usage by customers. These differences in MAC reimbursement could also negatively impact the amount paid by private commercial insurance companies, further negatively affecting customer penetration or usage.

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

We believe that ophthalmic surgeons will not use our products unless they conclude that our products provide a safe, efficient, effective and preferable alternative to currently available treatment options. If longer term patient studies or clinical experience indicate that treatment with our products is less effective, less efficient or less safe than our current data suggest, our sales would be harmed, and we could be subject to significant liability. Further, unsatisfactory patient outcomes or patient injury, due to either our products or competitive MIGS products, could cause negative publicity for our products, particularly in the early phases of product introduction for our products currently under development. For example, in August 2018, Alcon, Inc. withdrew its Cypass® suprachoroidal implant, a competitive MIGS device that is also designed to be implanted in the suprachoroidal space of the eye, from the market due to patient safety concerns that arose in a post-approval safety study. The FDA, and other federal, state, local and foreign regulatory authorities, may impose more stringent or higher standards in evaluating our pipeline iStent products for approval based upon the safety issues experienced with the Cypass® device. In addition, physicians may be slow to adopt our products if they perceive liability risks arising from their use. It is also possible that as our products become more widely used, latent defects could be identified, creating negative publicity and liability problems for us and adversely affecting demand for our products. Physicians may also conclude that the products offered by our MIGS competitors have greater efficacy than our products, which could result in a decline in our sales.

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

We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and cash generated from operations will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date our condensed consolidated financial statements for the three and nine months ended September 30, 2019 are made publicly available. However, our future funding requirements will depend on many factors, including:

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

Our charter provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between the Company and our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers or other employees.

The Restated Certificate of Incorporation of Glaukos (the Glaukos Charter) provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company or its stockholders, (iii) any action or proceeding asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, the Glaukos Charter or our bylaws, or (iv) any action or proceeding asserting a claim governed by the internal affairs doctrine. This exclusive forum provision is intended to apply to claims arising under Delaware state law and would not apply to claims brought pursuant to the Exchange Act or Securities Act of 1933, as amended, or any other claim for which the federal courts have exclusive jurisdiction. The exclusive forum provision in the Glaukos Charter will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

This exclusive forum provision may limit a stockholder's ability to bring a claim in a judicial forum of its choosing for disputes with the combined company or its directors, officers or other employees, which may discourage lawsuits against the Company and its directors, officers and other employees. In addition, stockholders who do bring a claim in the Court of Chancery of the State of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder would otherwise choose to bring the action, and such judgments or results may be more favorable to the Company than to our stockholders. However, the enforceability of similar exclusive forum provisions in other companies' certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find this type of provision to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find the exclusive forum provision contained in the Glaukos Charter to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1	IOP System Purchase Agreement, dated as of April 12, 2017, by and between Glaukos Corporation and DOSE Medical Corporation	8-K	1-37463	2.1	4/12/2017
2.2	Agreement and Plan of Merger, dated as of August 7, 2019, by and between Glaukos Corporation and Avedro, Inc.	8-K	1-37463	2.1	8/7/2019
3.1	Restated Certificate of Incorporation of the Registrant	8-K	1-37463	3.1	06/30/2015
3.2	Amended and Restated Bylaws of the Registrant	8-K	1-37463	3.2	06/30/2015
10.1	Form of Voting Agreement between Glaukos Corporation and certain stockholders of Avedro, Inc.	8-K	1-37463	10.1	8/7/2019
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on November 6, 2019.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ JOSEPH E. GILLIAM
Joseph E. Gilliam
Chief Financial Officer and Sr. Vice President, Corporate Development (Principal Accounting and Financial Officer)