Form 10-Q
period 2020-03-31
GLAUKOS Corp
filed 2020-05-07
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 5, 2020, there were 44,230,319 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2020

We use Glaukos, our logo, iStent, iStent inject, iStent Infinite, iStent SA, iPrism, iDose, iLink, MIGS, Avedro, Photrexa, KXL, Mosaic and other marks as trademarks. This report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

References throughout this document to “we,” “us,” “our,” the “Company,” or “Glaukos” refer to Glaukos Corporation and its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,614	$62,430
Short-term investments	110,096	111,553
Accounts receivable, net	28,885	38,417
Inventory, net	27,699	42,578
Prepaid expenses and other current assets	11,092	7,900
Total current assets	231,386	262,878
Restricted cash	9,326	9,326
Property and equipment, net	22,760	22,056
Operating lease right-of-use asset	15,059	15,704
Finance lease right-of-use asset	53,441	54,048
Intangible assets, net	376,377	382,605
Goodwill	66,134	66,134
Deposits and other assets	5,237	5,649
Total assets	$779,720	$818,400

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,943	$5,781
Accrued liabilities	38,134	51,919
Total current liabilities	51,077	57,700
Operating lease liability	13,601	14,195
Finance lease liability	59,316	58,435
Deferred tax liability, net	9,936	9,632
Other liabilities	4,491	5,166
Total liabilities	138,421	145,128

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 44,119 and 43,530 shares issued and 44,091 and 43,502 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	44	44
Additional paid-in capital	883,136	861,740
Accumulated other comprehensive income	2,019	1,330
Accumulated deficit	(243,768)	(189,710)
Less treasury stock (28 shares as of March 31, 2020 and December 31, 2019)	(132)	(132)
Total stockholders' equity	641,299	673,272
Total liabilities and stockholders' equity	$779,720	$818,400

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Net sales	$55,336	$54,026
Cost of sales	32,529	7,111
Gross profit	22,807	46,915
Operating expenses:
Selling, general and administrative	50,546	34,925
Research and development	24,873	13,930
Total operating expenses	75,419	48,855
Loss from operations	(52,612)	(1,940)
Non-operating income (expense):
Interest income	696	788
Interest expense	(881)	-
Other expense, net	(1,711)	(68)
Total non-operating (expense) income	(1,896)	720
Loss before taxes	(54,508)	(1,220)
Income tax (benefit) provision	(450)	122
Net loss	$(54,058)	$(1,342)
Basic and diluted net loss per share	$(1.24)	$(0.04)
Weighted average shares used to compute basic and diluted net loss per share	43,766	36,205

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(54,058)	$(1,342)
Other comprehensive income:
Foreign currency translation gain	1,169	64
Unrealized (loss) gain on short-term investments	(480)	372
Other comprehensive income	689	436
Total comprehensive loss	$(53,369)	$(906)

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income	deficit	Shares	Amount	equity
Balance at December 31, 2019	43,530	$44	$861,740	$1,330	$(189,710)	(28)	$(132)	$673,272
Common stock issued under stock plans	589	—	4,220	—	—	—	—	4,220
Stock-based compensation	—	—	17,176	—	—	—	—	17,176
Other comprehensive income	—	—	—	689	—	—	—	689
Net loss	—	—	—	—	(54,058)	—	—	(54,058)
Balance at March 31, 2020	44,119	$44	$883,136	$2,019	$(243,768)	(28)	$(132)	$641,299

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income	deficit	Shares	Amount	equity
Balance at December 31, 2018	36,135	$36	$378,352	$738	$(205,134)	(28)	$(132)	$173,860
Common stock issued under stock plans	226	—	5,406	—	—	—	—	5,406
Stock-based compensation	—	—	7,129	—	—	—	—	7,129
Other comprehensive income	—	—	—	436	—	—	—	436
Net loss	—	—	—	—	(1,342)	—	—	(1,342)
Balance at March 31, 2019	36,361	$36	$390,887	$1,174	$(206,476)	(28)	$(132)	$185,489

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net loss	$(54,058)	$(1,342)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,310	842
Amortization of lease right-of-use assets	1,311	400
Deferred income tax benefit	(709)	-
Stock-based compensation	17,176	7,129
Change in fair value of cash settled stock options	(3,171)	-
Unrealized foreign currency losses	2,024	87
Amortization of discount on short-term investments	(19)	(112)
Other liabilities	207	689
Changes in operating assets and liabilities:
Accounts receivable, net	9,246	(1,959)
Inventory, net	14,568	(157)
Prepaid expenses and other current assets	(2,235)	(173)
Accounts payable and accrued liabilities	(4,750)	(5,134)
Other assets	1	(62)
Net cash (used in) provided by operating activities	(13,099)	208
Investing activities
Purchases of short-term investments	(18,680)	(16,613)
Proceeds from sales and maturities of short-term investments	19,676	16,189
Purchases of property and equipment	(782)	(651)
Investment in company-owned life insurance	414	(638)
Net cash provided by (used in) investing activities	628	(1,713)
Financing activities
Proceeds from exercise of stock options	4,454	4,607
Proceeds from share purchases under Employee Stock Purchase Plan	1,278	902
Payment of employee taxes related to vested restricted stock units	(1,512)	(102)
Net cash provided by financing activities	4,220	5,407
Effect of exchange rate changes on cash and cash equivalents	(565)	(5)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,816)	3,897
Cash, cash equivalents and restricted cash at beginning of period	71,756	38,596
Cash, cash equivalents and restricted cash at end of period	$62,940	$42,493
Supplemental disclosures of cash flow information
Taxes paid	$250	$40

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.  Organization and Basis of Presentation

Organization and business

Glaukos Corporation (Glaukos or the Company), incorporated in Delaware on July 14, 1998, is an ophthalmic medical technology and pharmaceutical company focused on developing novel therapies for the treatment of glaucoma, corneal disorders, and retinal disease. The Company developed Micro-Invasive Glaucoma Surgery (MIGS) to serve as an alternative to the traditional glaucoma treatment paradigm and launched its first MIGS device commercially in 2012. The Company also offers commercially a proprietary bio-activated pharmaceutical therapy for the treatment of a corneal disorder, keratoconus, that was approved by the U.S. Food and Drug Administration in 2016 and is developing a pipeline of surgical devices, sustained pharmaceutical therapies, and implantable biosensors intended to treat glaucoma progression, corneal disorders such as keratoconus, dry eye and refractive vision correction, and retinal diseases such as neovascular age-related macular degeneration and diabetic macular edema.

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

The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements. As permitted under those rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted. In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial information contained herein. The condensed consolidated balance sheet as of December 31, 2019 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements. These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2019, which are contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 2, 2020. The results for the period ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period.

Recent Developments

Acquisition of Avedro, Inc.

On August 7, 2019, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Atlantic Merger Sub, Inc. (Merger Sub) and Avedro, Inc. (Avedro), pursuant to which Merger Sub would merge with and into Avedro, with Avedro continuing as the surviving corporation and a wholly owned subsidiary of the Company (the Avedro Merger). Avedro is a hybrid ophthalmic pharmaceutical and medical technology company focused on developing therapies designed to treat corneal diseases and disorders and correct refractive conditions.

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

See Note 4, Fair Value Measurements, Note 6, Business Combinations, Note 7, Intangible Assets and Goodwill and Note 9, Stock-Based Compensation and Note 10, Income Taxes for additional details regarding the impact of the Avedro Merger on the Company’s condensed consolidated financial statements.

Note 2.  Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2020, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020, including the Company’s adoption of the accounting pronouncements noted below in the sub-heading “Recently Adopted Accounting Pronouncements”.

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

In March 2020, the World Health Organization declared the outbreak caused by the novel strain of coronavirus (COVID-19) to be a global pandemic. While COVID-19 continues to evolve daily and its ultimate outcome is uncertain, it has caused significant disruption to individuals, governments, businesses, and financial markets. The Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2020 reflect the Company’s estimates of the impact of the COVID-19 outbreak. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including the duration and severity of the COVID-19 outbreak and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. As a result, there may be changes to the Company’s estimates regarding the impact of COVID-19 in future periods.

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

Foreign Currency Translation

The accompanying condensed consolidated financial statements are presented in United States (U.S.) dollars. The Company considers the local currency to be the functional currency for its international subsidiaries. Accordingly, their assets and liabilities are translated into U.S. dollars using the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing throughout the periods presented. As a result, currency translation adjustments arising from period to period are charged or credited to accumulated other comprehensive income in stockholders’ equity. For the three months ended March 31, 2020, the Company reported foreign currency translation gains of approximately $1.2 million. For the three months ended March 31, 2019, the Company reported foreign currency translation gains of approximately $0.1 million.

Unrealized gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, primarily gains and losses on intercompany loans, are included in the condensed consolidated statements of operations as a component of other expense, net. For the three months ended March 31, 2020 the Company reported net unrealized foreign currency transaction losses of $2.0 million. For the three months ended March 31, 2019, the Company reported net unrealized foreign currency transaction losses of $0.1 million.

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

The Company’s entire investment portfolio, except for restricted cash, is considered to be available for use in current operations and, accordingly, all such investments are stated at fair value using quoted market prices and classified as current assets, although the stated maturity of individual investments may be one year or more beyond the balance sheet date. The Company did not have any trading securities or restricted investments at March 31, 2020 or December 31, 2019.

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

Restricted Cash

The Company had a bank issue a letter of credit related to its Aliso Viejo, California office building lease, which commenced on April 1, 2019. The letter of credit is secured with an amount of cash held in a restricted account of $8.8 million as of March 31, 2020 and December 31, 2019. Beginning on the first day of the thirty-seventh month of the lease term, and on each twelve month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

As a result of the Avedro Merger, the Company has two other irrevocable standby letters of credit secured with $0.4 million of cash in a restricted account related to its office lease agreements. Lastly, the Company maintains $0.2 million in restricted cash which is held to collateralize a credit card program.

See Note 11, Commitments and Contingencies for additional information related to these commitments.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that equate to the amount reported in the condensed consolidated statement of cash flows as of the beginning and end of the three month period ended March 31, 2020 (in thousands):

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$53,614	$62,430
Restricted cash	9,326	9,326
Cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$62,940	$71,756

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has established guidelines regarding investment instruments and their maturities which are designed to maintain preservation of principal and liquidity. The Company believes that the concentration of credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms and the level of credit worthiness of its customers. During the three months ended March 31, 2020 and March 31, 2019, none of the Company’s customers accounted for more than 10% of revenues.

Accounts Receivable

The Company sells its products directly to ambulatory surgery centers, hospitals, and physician private practices, with distributors being used in certain international locations where the Company does not have a direct commercial presence and the Company is exposed to credit losses primarily through sales of its products.

The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and periodic evaluation of customers’ receivables balances. Management estimates the adequacy of the allowance by using relevant available information, from internal and external sources, relating to past events, current conditions and forecasts. Historical credit loss experience provides the basis for estimation of expected credit losses and are adjusted as necessary using the relevant information available. The allowance for credit losses is measured on a collective basis when similar risk characteristic exists. The Company has identified one portfolio segment based on evaluation of the following risk characteristics: geographic regions, product lines, default rates and customer specific factors.

Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of non-payment. The Company charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The allowance for credit losses represents management’s best estimate of the amount of current expected credit losses and totaled approximately $1.6 million and $1.2 million as of March 31, 2020 and December 31, 2019, respectively, and there were not any bad-debt write offs charged during the three months ended March 31, 2020.

As of March 31, 2020, the Company evaluated the current and expected future economic and market conditions surrounding the COVID-19 pandemic as it relates to collectability of its accounts receivable and determined the estimate of expected credit losses was not materially impacted. The Company will continue to re-evaluate the estimate of credit losses related to COVID-19 in conjunction with its assessment of expected credit losses in subsequent quarters.

Additionally, no customers accounted for more than 10% of net accounts receivable as of March 31, 2020 and December 31, 2019.

Inventory

Except for inventory acquired in connection with the Avedro Merger, further described in Note 6, Business Combinations, inventory is valued at the lower of cost and net realizable value with cost being determined by the first-in, first-out method.

Management evaluates inventory for excess quantities and obsolescence and records an allowance to reduce the carrying value of inventory as determined necessary. As of March 31, 2020, the Company recorded inventory write-off charges and COVID-19 related excess and obsolete reserves, a portion of which included the associated fair-value step up of acquired Avedro inventory, totaling $7.9 million.

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

All long lived assets are reviewed for impairment in value when changes in circumstances dictate, based upon undiscounted future operating cash flows, and appropriate losses are recognized and reflected in current earnings to the extent the carrying amount of an asset exceeds its estimated fair value, determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets. The Company did not record any impairment charges during the three months ended March 31, 2020 or March 31, 2019.

Intangible Assets

Intangible assets primarily consist of developed technology, customer relationships, and in-process research and development (IPR&D) assets related to the Avedro Merger, as well as the buyout of a royalty payment obligation.

Intangible assets with finite-lives include developed technology, customer relationships and the buyout of a royalty payment obligation, which are amortized on a straight-line basis over their estimated useful lives, which range from five to eleven years. The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If the affected intangible assets are not recoverable, management estimates the fair value of the assets and records an impairment loss if the carrying value of the assets exceeds the fair value.

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

During the goodwill impairment review, management assesses qualitative factors to determine whether it is more likely than not that the fair value of the Company’s reporting unit is less than the carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions and industry and market considerations. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, management proceeds to perform the test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds the fair value, the Company will record an impairment charge based on the excess of the reporting unit’s carrying amount over fair value. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test.

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

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. In September 2017, the FASB issued ASU No. 2017-13, which provides additional clarification and implementation guidance on the previously issued ASU No. 2016-02 (collectively, Accounting Standards Codification (ASC) 842). Under the new guidance, a lessee is required to recognize a lease liability and a right-of-use asset for all leases with terms in excess of 12 months.

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

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606) and applies the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company elects to use the following practical expedients: (i) to exclude disclosures of transaction prices allocated to remaining performance obligations when the Company expects to recognize such revenue within one year; (ii) to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less, which includes certain of the Company’s internal sales force compensation programs; (iii) to account for shipping and handling costs as fulfillment costs (i.e., as an expense) rather than promised service (i.e., a revenue element); and (iv) to exclude from revenue the taxes collected from customers relating to product sales which are remitted to governmental authorities.

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

The Company offers volume-based rebate agreements to certain customers and, in these instances, the Company provides a rebate (in the form of a credit memo) at the contract’s conclusion, if earned by the customer. In such cases, the transaction price is allocated between the Company’s delivery of product and the issuance of a rebate at the contract’s conclusion for the customer to utilize on prospective purchases. The performance obligation to issue a customer’s rebate, if earned, is transferred over time and the Company’s method of measuring progress is the output method, whereby the progress is measured by the estimated rebate earned to date over the total rebate estimated to be earned over the contract period. The provision for volume-based rebates is estimated based on customers’ contracted rebate programs and the customers’ projected sales levels. The Company periodically monitors its customer rebate programs to ensure the rebate allowance is fairly stated. The Company’s rebate allowance is included in accrued liabilities in the condensed consolidated balance sheets and estimated rebates accrued were not material during the periods presented.

Additionally, the Company has a performance obligation related to certain customers’ right to a future discount on single dose pharmaceutical purchases in the U.S., and that performance obligation is expected to be recognized when the customer elects to utilize the discount, which is generally within one year from the date earned. Additionally, the Company has a performance obligation related to its extended warranty agreements with customers related to its KXL systems.

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

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at the applicable tax rates, along with net operating loss (NOL) and tax credit carryovers. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. Management has considered estimated taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Based upon the weight of available evidence, which includes the Company’s historical operating performance and limited potential to utilize tax credit carryforwards, the Company has determined that a substantial portion of its deferred tax assets should be offset by a valuation allowance. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its provision for income taxes increases or decreases, respectively, in the period such determination is made.

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

Additionally, the Company follows an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement, and classification in the condensed consolidated financial statements of tax positions taken or expected to be taken in a tax return.

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

At each financial reporting date, the Company accrues the estimated unpaid costs of clinical study activities performed during a period by third party clinical sites with whom the Company has agreements that provide for fees based upon the quantities of subjects enrolled and clinical evaluation visits that occur over the life of the study. The cost estimates are determined based upon a review of the agreements and data collected by internal and external clinical personnel as to the status of enrollment and subject visits, and are based upon the facts and circumstances known to the Company at each financial reporting date. If the actual performance of activities varies from the assumptions used in the cost estimates, the accruals are adjusted accordingly. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities during the three months ended March 31, 2020.

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

As further described in Note 9, Stock-Based Compensation, certain cash-settled stock option awards were granted to certain Avedro executives as part of the Avedro Merger. These cash-settled stock options are recorded at fair value each reporting period with changes in fair value reflected in earnings.

The fair value of restricted stock unit (RSU) awards made to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date.

Software Costs

Capitalized implementation costs related to a hosting arrangement that is a service contract are recorded in prepaid expenses and other current assets and then are amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The Company currently expenses software service costs along with certain implementation costs that cannot be capitalized.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive were as follows (in common stock equivalent shares, in thousands):

	Three Months Ended
	March 31,
	2020	2019
Stock options outstanding	4,328	3,572
Unvested restricted stock units	470	351
Employee stock purchase plan	6	16
	4,804	3,939

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14), which amends current guidance to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 is effective for the Company for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. The Company is assessing the potential impacts of the standard; however, it does not believe there will be a material impact on its condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables that may result in the earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which provided additional implementation guidance on the previously issued guidance. The Company adopted ASU 2016-13 as of January 1, 2020 using the modified retrospective approach which replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. Upon adoption, there were no adjustments made to opening retained earnings as of January 1, 2020. As a result of implementing ASU 2016-13, the Company did not recognize any material changes to its allowance for credit losses during the three months ended March 31, 2020.

Additionally, for available-for-sale debt securities with unrealized losses, ASU 2016-13 now requires allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. Given the composition of the Company’s available-for-sale securities, this does not have a material impact on the condensed consolidated financial statements as of March 31, 2020.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which removes the second step of the impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of the reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This updated guidance does not amend the optional qualitative assessment of goodwill impairment. The Company adopted ASU 2017-04 as of January 1, 2020 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) (ASU 2018-13), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The guidance expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The Company adopted ASU 2018-13 as of January 1, 2020. Upon adoption and for the three months ended March 31, 2020, given the Company does not currently, and has not historically had transfers between Level 1 and Level 2 instruments, and the Company does not have any Level 3 fair value measurements, the adoption did not have a material impact on the Company’s condensed consolidated financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15) which clarifies the accounting for implementation costs in cloud computing arrangements, and requires a customer in a cloud computing arrangement to determine which implementation costs to capitalize as fixed assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract are amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The Company adopted ASU 2018-15 on a prospective basis as of January 1, 2020 and as a result, capitalized certain costs related to its global enterprise systems implementation of approximately $1.6 million, which is further discussed in Note 11, Commitments and Contingencies.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606 (ASU 2018-18). ASU 2018-18 clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer and precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The Company adopted ASU 2018-18 as of January 1, 2020 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

Note 3.  Balance Sheet Details

Short-term Investments

Short-term investments consisted of the following (in thousands):

	At March 31, 2020
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	less than 1	1,500	3	—	1,503
Bank certificates of deposit	less than 1	12,400	21	(11)	12,410
Commercial paper	less than 1	8,973	5	(16)	8,962
Corporate notes	less than 3	63,719	198	(345)	63,572
Asset-backed securities	less than 3	23,591	87	(29)	23,649
Total		$110,183	$314	$(401)	$110,096

	At December 31, 2019
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government bonds	less than 1	$—	$—	$—	$—
U.S. government agency bonds	less than 1	—	—	—	—
Bank certificates of deposit	less than 1	12,999	7	—	13,006
Commercial paper	less than 1	7,475	8	—	7,483
Corporate notes	less than 3	65,354	295	(10)	65,639
Asset-backed securities	less than 3	25,333	99	(7)	25,425
Total		$111,161	$409	$(17)	$111,553

Accounts Receivable, Net

Accounts receivable consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accounts receivable	$30,472	$39,657
Allowance for credit losses	(1,587)	(1,240)
	$28,885	$38,417

Inventory, Net

Inventory, net consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Finished goods	$18,108	$32,108
Work in process	2,730	3,884
Raw material	6,861	6,586
	$27,699	$42,578

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued bonuses	$4,149	$13,525
Accrued vacation benefits	3,201	2,784
Accrued legal expenses	4,277	3,957
Other accrued liabilities	26,507	31,653
	$38,134	$51,919

Note 4.  Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		At March 31, 2020
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	March 31,	identical assets	inputs	inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$3,975	$3,975	$-	$-
U.S. government agency bonds (ii)	1,503	-	1,503	-
Bank certificates of deposit (ii) (iii)	13,909	-	13,909	-
Commercial paper (ii)	8,961	-	8,961	-
Corporate notes (ii)	63,573	-	63,573	-
Asset-backed securities (ii)	23,650	-	23,650	-
Total Assets	$115,571	$3,975	$111,596	$-
Liabilities
Cash-settled stock options	$2,165	$-	$2,165	$-
Total liabilities	$2,165	$-	$2,165	$-

		At December 31, 2019
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (i)	$2,530	$2,530	$-	$-
Bank certificates of deposit (ii) (iv)	14,208	-	14,208	-
Commercial paper (ii)	7,484	-	7,484	-
Corporate notes (ii)	65,638	-	65,638	-
Asset-backed securities (ii)	25,424	-	25,424	-
Total Assets	$115,284	$2,530	$112,754	$-
Liabilities
Cash-settled stock options	$6,685	-	6,685	-
Total liabilities	$6,685	$-	$6,685	$-
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)	As of March 31, 2020, a bank certificate of deposit investment totaling $1,500 (in thousands) is included in cash and cash equivalents on the condensed consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the condensed consolidated balance sheets.
(iv)	As of December 31, 2019, a bank certificate of deposit totaling $1,201 (in thousands) is included in cash and cash equivalents on the condensed consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the condensed consolidated balance sheets.

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

The Company’s leases have remaining non-cancelable lease terms of approximately one year to thirteen years, some of which include options to extend the leases for up to ten years, and some of which include options to terminate the lease within one year. The exercise of lease renewal options is at the Company’s sole discretion. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for common area maintenance, landlord incentives and/or inflation.

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

The Company’s remaining U.S.-based and foreign subsidiaries’ leased office space totals less than 14,000 square feet.

The following table presents the lease balances within the condensed consolidated balance sheets:

Leases		March 31,	December 31,
(in thousands)	Classification	2020	2019
Assets
Operating	Operating lease right-of-use asset	$15,059	$15,704
Finance	Finance lease right-of-use asset	53,441	54,048
Total lease assets		$68,500	$69,752
Liabilities
Current
Operating	Accrued liabilities	$2,401	$2,401
Finance	Accrued liabilities	—	—
Noncurrent
Operating	Operating lease liability	13,601	14,195
Finance	Finance lease liability	59,316	58,435
Total lease liabilities		$75,318	$75,031

Note: As the implicit rates in the Company’s leases are not readily available, the incremental borrowing rate was determined based on the information available at commencement date in determining the present value of lease payments.

For the three month periods ended March 31, 2020 and March 31, 2019, the components of operating and finance lease expenses were as follows:

		Three Months Ended		Three Months Ended
Lease Cost		March 31,		March 31,
(in thousands)	Classification	2020		2019
Fixed operating lease cost	Selling, general and administrative expenses	$938	(a)	$938	(a)

Finance lease cost	Amortization of right-of-use asset included in Selling, General and Administrative Expenses	$607		$607
Finance lease cost	Interest on lease liability	$881		$881
(a)	Includes short-term leases, which are immaterial.

The following table presents the maturity of the Company’s operating and finance lease liabilities as of March 31, 2020:

Maturity of Lease Liabilities	Operating	Finance
(in thousands)	Leases (a)	Leases (b)
Remainder of 2020	$2,412	$—
2021	3,197	—
2022	3,123	—
2023	2,230	3,543
2024	2,023	5,184
2025	2,052	5,340
2026	2,112	5,500
Thereafter	2,111	107,522
Total lease payments	$19,260	$127,089
Less: imputed interest	3,258	67,773
Total lease liabilities	$16,002	$59,316
(a)	Operating lease payments include $12.0 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Finance lease payments include $75.8 million related to options to extend lease terms that are reasonably certain of being exercised.

The weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating and finance leases as of March 31, 2020 were:

Lease Term and Discount Rate	2020
Weighted-average remaining lease term (years)
Operating leases	6.4
Finance leases	22.0
Weighted-average discount rate
Operating leases	5.5%
Finance leases	6.0%

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Three Months Ended	Three Months Ended
Other Information	March 31,	March 31,
(in thousands)	2020	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$864	$531
Right-of-use asset obtained in exchange for lease obligations:
Operating lease	$61	$61

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

The fair value of consideration transferred at closing was $437.8 million (the Merger Consideration), that consisted of Glaukos shares worth $406.8 million issued to replace Avedro common stock, Glaukos shares worth $0.2 million to replace certain vested Avedro warrants, and $30.8 million of value attributable to the pre-combination services associated with replacement of all Avedro outstanding and unexercised stock option awards and all outstanding restricted stock units (Replacement Awards). See Note 9, Stock-based Compensation for further details regarding the Replacement Awards. The following table summarizes the components of the Merger Consideration as of November 21, 2019 (in thousands, except shares and stock closing price):

Avedro shares of common stock outstanding at closing	17,670,003
Exchange Ratio	0.365
Right to receive shares of Glaukos	6,449,551
Glaukos closing stock price on November 21, 2019	$63.07

Fair value of Glaukos common stock issued in the Avedro Merger, plus an immaterial amount of cash paid for fractional shares	$406,776
Fair value of Glaukos common stock issued to replace certain vested Avedro warrants	$189
Fair value of Replacement Awards attributable to pre-combination services	$30,786
Total Merger Consideration	$437,751

The Company performed a valuation analysis of the fair market value of Avedro’s assets and liabilities as of closing. The following table sets forth a preliminary allocation of the Merger Consideration to the identifiable tangible and intangible assets acquired and liabilities assumed, with the excess recorded to goodwill.  This allocation of the Merger Consideration as of November 21, 2019 may be subject to revision if new facts and circumstances arise over the measurement period, which may extend up to one year from closing (in thousands):

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

Note 7.   Intangible Assets and Goodwill

Avedro intangible assets

As part of the Avedro Merger on November 21, 2019, the Company acquired identifiable intangible assets for (1) developed technology related to Photrexa, a bio-activated pharmaceutical therapy for the corneal cross-linking treatment of keratoconus, which will be amortized to cost of sales over a weighted-average estimated useful life of approximately 11 years, and (2) customer relationships, which will be amortized to selling, general and administrative expense over an estimated useful life of five years. The Company also acquired IPR&D related to other applications of

Avedro’s corneal remodeling platform, which will not be amortized until technological feasibility is met, but will be assessed for impairment annually, or more frequently if indicators of impairment become present.

The fair value of developed technology and IPR&D assets were determined using an excess earnings methodology. Significant assumptions used in the valuation include: (i) the period in which material net cash inflows are expected to commence, which was estimated to be 2021 for developed technology and 2023 for IPR&D assets, and (ii) the risk-adjusted discount rate of 11% for developed technology and 13% for IPR&D assets.

For the three months ended March 31, 2020, amortization expense related to the above finite-lived intangible assets was approximately $5.5 million and $0.7 million, recorded in cost of sales and selling, general and administrative expenses, respectively, in the condensed consolidated statement of operations. There was no amortization expense related to these intangible assets during the three months ended March 31, 2019.

The Company evaluated its indefinite-lived intangible assets for impairment in connection with the COVID-19 pandemic utilizing the methodology pursuant to the adoption of ASU 2017-04 and concluded these intangible assets were not impaired as of March 31, 2020.

Goodwill

As a result of the Avedro Merger, $66.1 million in goodwill was recorded as of December 31, 2019. For additional details, refer to Note 6, Business Combinations. The annual assessment of goodwill by reporting unit is performed annually or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. The first annual assessment of goodwill by reporting unit will be performed in the fourth quarter of the year ending December 31, 2020.  The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on the Company’s reporting unit. Based on interim assessments, the Company did not identify any “triggering” events, as described in ASC 350-20, which would indicate an impairment of goodwill is more likely than not as of March 31, 2020.

The following table presents the composition of our intangible assets and goodwill (in thousands):

	Estimated	As of March 31, 2020			As of December 31, 2019
	Useful	Gross			Gross
	Life	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed technology	11.4	$252,200	(7,824)	244,376	252,200	(2,301)	249,899
Customer relationships	5.0	14,100	(999)	13,101	14,100	(294)	13,806
Intangible assets subject to amortization		266,300	(8,823)	257,477	266,300	(2,595)	263,705

In-process research and development	Indefinite	$118,900	—	118,900	118,900	—	118,900

Goodwill	Indefinite	$66,134	—	66,134	66,134	—	66,134

Total		$451,334	$(8,823)	$442,511	$451,334	$(2,595)	$448,739

As of March 31, 2020, expected amortization expense for unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
2020	$18,684
2021	24,912
2022	24,912
2023	24,912
2024	24,619
Thereafter	139,438
Total amortization	$257,477

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

Disaggregation of Revenue

The Company’s revenues disaggregated by product category, for the three months ended March 31, 2020 and March 31, 2019 was as follows (in thousands):

	Three months ended
	March 31,
	2020	2019

Glaucoma	$44,133	$54,026
Corneal Health	11,203	—
Total	$55,336	$54,026

The following table presents the Company’s revenues disaggregated by geography for the three months ended March 31, 2020 and March 31, 2019 (in thousands):

	Three months ended
	March 31,
	2020	2019
United States	$41,384	$44,218
International	13,952	9,808
Total net sales	$55,336	$54,026

Contract Balances

Contract Assets

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days for glaucoma and corneal health products, though extended payment terms on corneal health products may be offered. However, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of March 31, 2020 and December 31, 2019, all amounts included in accounts receivable, net on the condensed consolidated balance sheets are related to contracts with customers.

Sales commissions earned on U.S. sales of KXL systems are capitalized as the commissions represent costs to obtain a contract and the amortization period is deemed greater than one year. These costs are deferred in other assets on the Company’s condensed consolidated balance sheet, net of the short term portion included in prepaid assets and other current assets, and are amortized as a sales and marketing expense on a straight-line basis over the expected period of benefit. Capitalized sales commissions and the related amortization expense included in the condensed consolidated financial statements were immaterial as of March 31, 2020 and December 31, 2019.

Aside from the aforementioned contract assets, the Company does not have any contract assets given that the Company does not have any unbilled receivables and sales commissions on other products are expensed within selling, general and administrative expenses within the condensed consolidated statement of operations when incurred as any incremental cost of obtaining contracts with customers would have an amortization period of less than one year.

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

Additionally, in the U.S. the Company has a performance obligation related to its customers’ right to a future discount on single dose pharmaceutical purchases, and, to a lesser extent, extended warranty service contracts. The amount allocated to the customers’ right to a future discount and is expected to be recognized when the customer elects to utilize the discount, which is generally within one year. As of March 31, 2020 and December 31, 2019, this amount was immaterial as was the amount allocated to extended warranty service contracts.

During the three months ended March 31, 2020 and March 31, 2019, the Company did not recognize any revenue related to material changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

The Company’s net sales within a fiscal year may be impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year.

Note 9.  Stock-Based Compensation

The Company has four stock-based compensation plans (collectively, the Stock Plans)—the 2001 Stock Option Plan (the 2001 Stock Plan), the 2011 Stock Plan (the 2011 Stock Plan), the 2015 Omnibus Incentive Compensation Plan (the 2015 Stock Plan) and the ESPP. The 2015 Stock Plan permits grants of RSU awards.

The purpose of these Stock Plans is to provide incentives to employees, directors and nonemployee consultants. The Company no longer grants any awards under the 2001 Stock Plan and the 2011 Stock Plan. The maximum term of any stock options granted under the Stock Plans is 10 years. For employees and nonemployees, stock options generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly or annually over the remaining three years. Stock options are granted at exercise prices at least equal to the fair value of the underlying stock at the date of the grant. For employees and nonemployees, generally, RSU awards vest 25% on each of the first, second, third and fourth anniversaries of the grant date and in certain cases, vest one year after grant date.

The Compensation Committee has approved the grant of performance-based equity awards (PBEAs) to the Company’s named executive officers and certain other employees pursuant to the 2015 Stock Plan. These PBEAs will only vest upon the Compensation Committee’s determination that a pre-defined Company operational goals were satisfied.

The ESPP permits eligible employees to purchase shares of the Company’s common stock, using contributions via payroll deductions of up to 15% of their earnings, at a price per share equal to 85% of the lower of the stock’s fair market value on the offering date or purchase date. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

On November 21, 2019, in connection with the Avedro Merger, the Company granted the following Replacement Awards to employees of Avedro: (i) approximately 0.2 million cash-settled stock options to certain executives, which became fully vested on December 31, 2019, (ii) approximately 0.1 million stock options and approximately 5,500 restricted stock units to members of Avedro’s board of directors, which were granted with no post-combination vesting requirements, and (iii) approximately 0.7 million stock options and approximately 0.1 million restricted stock units, which are subject to time-based vesting requirements. Approximately $30.8 million of the fair value of the Replacement Awards was attributable to pre-combination service and was included in the purchase price of Avedro (see Note 6, Business Combinations). The remaining value of the Replacement Awards of $26.0 million will be recognized as post-combination expense over the remaining requisite service period for the time-vesting awards.

All share-based compensation arrangements

The following table summarizes the allocation of stock-based compensation related to stock options and RSUs and includes Replacement Awards, as well as cash-settled stock options in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cost of sales	$461	$223
Selling, general and administrative	10,257	5,487
Research and development	3,287	1,419
Total	$14,005	$7,129

(i)Of the total stock-based compensation amount of $14.0 million, a $(3.2) million fair value adjustment was recorded during the three months ended March 31, 2020 related to cash-settled stock options, and the remaining liability of $2.2 million is included in accrued liabilities on the condensed consolidated balance sheet.

At March 31, 2020, the total unamortized stock-based compensation expense was approximately $49.2 million of which $26.1 million was attributable to stock options and is to be recognized over the stock options’ remaining vesting terms of approximately 4.0 years (1.9 years on a weighted average basis). The remaining $23.1 million was attributable to RSUs and is to be recognized over the restricted stock units’ vesting terms of approximately 4.0 years (2.7 years on a weighted-average basis). The cash-settled stock options were fully expensed as of December 31, 2019.

The total stock-based compensation cost capitalized in inventory was not material for the three month periods ended March 31, 2020 and March 31, 2019.

Note 10.  Income Taxes

The provision for income taxes is determined using an effective tax rate. For the three months ended March 31, 2020, the Company’s estimated effective tax rate of 0.83% was lower than the U.S. federal statutory rate primarily due to the generation of U.S. NOL carryforwards for which no benefit has been recognized due to the Company’s full valuation allowance, as well as state and foreign income taxes. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of NOL carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. For the three months ended March 31, 2020, the Company recorded a benefit for income taxes of $(450,000), which was primarily comprised of U.S. federal, state, and foreign income taxes. For the three months ended March 31, 2019, the Company recorded a provision for income taxes of $122,000, which was primarily comprised of state and foreign income taxes.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities, along with NOL and tax credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. For the three months ended March 31, 2020, the Company has established a valuation allowance for a significant portion of its deferred tax assets.

Additionally, the Company follows an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. As of March 31, 2020 and March 31, 2019, the Company had gross unrecognized tax benefits of $17.8 million and $13.6 million, respectively.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The CARES Act is an emergency economic stimulus package that includes spending and tax relief measures to strengthen the United States economy and fund a nationwide effort to curtail the effects of COVID-19. Some of the more significant provisions which are expected to impact the Company’s condensed consolidated financial statements include increasing the NOL carryback period for certain losses to five years, which, prior to the CARES Act, the impacted NOLs were not eligible for carryback due to the Tax Cuts and Jobs Act, and accelerating the refund of alternative minimum tax credits. The Company has recorded a U.S. federal tax (benefit) of $(0.4) million for the quarter ended March 31, 2020 for the estimated impact of the CARES Act on its tax provision. While the Company does not expect future material impacts from the CARES Act, due to the recent enactment date, the Company will continue to analyze its impact in subsequent quarters.

Note 11.  Commitments and Contingencies

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

With respect to the matters described above under Patent Litigation, the Company is currently unable to predict the ultimate outcome of the matters or reasonably estimate a possible loss or range of loss, and thus, no amounts have been accrued in the condensed consolidated financial statements.

Secured Letters of Credit

The Company had a bank issue a letter of credit in the amount of $8.8 million that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account of approximately $8.8 million as of March 31, 2020 and March 31, 2019. Beginning as of the first day of the thirty-seventh month of the lease term, and on each twelve month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

As a result of the Avedro Merger, the Company has two other irrevocable standby letters of credit secured with $0.4 million of cash in a restricted account related to its office lease agreements. Lastly, the Company maintains $0.2 million in restricted cash which is held to collateralize a credit card program.

Corporate Restructuring Costs

Following the Avedro Merger, the Company initiated a restructuring plan that includes an estimated headcount reduction of 40 employees and a reallocation of responsibilities primarily within the selling, general and administrative functions. The Company measured and accrued the liabilities associated with employee separation costs at fair value as of the date the plan was announced and terminations were communicated to employees, which primarily includes severance pay and other separation costs such as benefit continuation.

As of March 31, 2020 the Company has accrued $0.9 million of restructuring plan costs, has paid approximately $3.6 million in separation costs since the inception of the plan, and expects to incur a total of approximately $5.2 million in restructuring charges upon completion of the plan, which is expected to be completed in 2021. The recognition of restructuring charges requires that the Company make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reductions of workforce. At the end of each reporting period, the Company will evaluate the remaining accrued balance to ensure appropriateness with the Company’s restructuring plans.

A reconciliation of the beginning and ending balance of the restructuring reserve, included in accrued liabilities on the condensed consolidated balance sheet, is as follows (in thousands):

Three months ended
March 31, 2020

Balance at beginning of period	$4,096
Total restructuring accrual charges	462
Employee separation payments	(3,634)
Balance at end of period	$924

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the UC Agreement) with the Regents of the University of California (the University) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the University a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the UC Agreement, Glaukos agreed to pay to the University a low single-digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $0.5 million. This ongoing product payment terminates on the date that the last of the Patent Rights expires, which is currently expected to be in 2022. For the three months ended March 31, 2020 and March 31, 2019, the Company recorded approximately $1.1 million and $1.3 million, respectively, in cost of sales in connection with the product payment.

GMP Visions Solutions, Inc.

In November 2013, the Company entered into an amended agreement (the Buyout Agreement) with GMP Vision Solutions, Inc. (GMP) in which, in the event of a Company sale as defined in the amendment, the Company would be required to pay GMP a percentage of the sale consideration above a certain threshold, with such payment not to exceed $2.0 million.

Executive Deferred Compensation Plan

Pursuant to the Company’s deferred compensation plan (the Deferred Compensation Plan), eligible senior level employees are permitted to make elective deferrals of compensation to which he or she will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of company-owned life insurance policies (COLIs). The fair value of the Deferred Compensation Plan liability, included in other liabilities on the condensed consolidated balance sheets, was approximately $3.2 million and $3.7 million as of March 31, 2020 and December 31, 2019, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the condensed consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $3.1 million and $3.5 million as of March 31, 2020 and December 31, 2019, respectively.

Global enterprise systems implementation

In the first quarter of 2019, the Company began implementing new enterprise systems and other technology optimizations and facilities infrastructure globally. As of March 31, 2020, the Company has firm purchase commitments related to software costs and these systems implementations of approximately $5.1 million.

Note 12.  Business Segment Information

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (SEC) on March 2, 2020.

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

Impact of COVID-19 Pandemic and Current Economic Environment

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. The World Health Organization has declared COVID-19 to be a “pandemic,” spreading across the globe and impacting worldwide economic activity. In the U.S., certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives, including restrictions on elective procedures and therapies, aimed at minimizing the spread of COVID-19. The COVID-19 pandemic and subsequent economic slowdown has materially impacted global demand for our products, which are used in procedures and therapies that are considered elective. This decrease in demand was primarily felt in the latter part of the quarter and this trend has continued through April 2020. We currently expect a gradual return to increasingly more normalized levels for cataract and keratoconus procedures beginning slowly in the quarter ended June 30, 2020 and continuing into later 2020, subject to lessening restrictions on elective procedures and therapies.

We are also actively assessing the impact of COVID-19 on our clinical trials and other pipeline products. The closure of ophthalmic practices and deferral of elective procedures caused by COVID-19 has disrupted new patient enrollment in our ongoing clinical trials. This disruption may continue beyond the current shut down as doctors prioritize clearing their patient backlog over clinical trial enrollment.  In particular, we anticipate patient enrollment completion for our iDose clinical trials will be delayed.

We have taken a number of steps aimed at minimizing the spread of COVID-19 and protecting our employees, including shifting the majority of our workforce to remote operations. We have maintained streamlined manufacturing and assembly processes in order to consistently provide product to our customers who depend on us. In addition to other health and safety protocols that follow applicable guidance and regulations, employees involved in such operation-critical processes have been organized into a number of small shifts designed to minimize the time any one individual is required to be onsite. We have also sought to preserve our cash position by instituting a number of cost saving initiatives, including temporary reductions in discretionary spending and capital expenditures, as well as a temporary salary reduction for our executive team, senior leadership, and many others throughout the company. These actions were designed to preserve jobs and core research and development programs. We are temporarily deferring a significant portion of our planned 2020 capital expenditures, particularly those related to facilities expansion and consolidation plans. As of March 31, 2020, we had cash, cash equivalents, short-term investments, and restricted cash of approximately $173.0 million, compared to $183.3 million as of December 31, 2019. In addition, we do not carry any outstanding debt obligations.

While we currently expect that the impact of COVID-19 on our sales and operations will be the most severe in the second quarter, followed by a gradual recovery later in the year, the extent of the impact of the COVID-19 pandemic on our business and financial results will depend on future developments, including the duration and extent of the severity and spread of the pandemic, the status of health and safety actions taken to contain its spread, any possible resurgence of COVID-19 that may occur after the initial outbreak subsides and how quickly and to what extent normal economic and operating conditions can resume within the markets in which we operate, each of which are highly uncertain at this time and outside of our control. For additional information, see the section titled Risks Related to Our Business within Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Financial Overview

Our net sales increased to $55.3 million for the three months ended March 31, 2020 from $54.0 million for the three months ended March 31, 2019. We incurred net losses of $54.1 million and $1.3 million for the three months ended March 31, 2020 and March 31, 2019 respectively. We believe the COVID-19 slowdown had a material impact on our net sales for the three months ended March 31, 2020.

As of March 31, 2020, we had an accumulated deficit of $243.8 million.

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

Total consideration for the Avedro Merger was $437.8 million. The consideration consisted of Glaukos shares totaling $406.8 million issued to replace Avedro common stock, Glaukos shares totaling $0.2 million to replace certain vested Avedro warrants, and $30.8 million of value attributable to the pre-combination services associated with replacement of all Avedro outstanding and unexercised stock option awards and all unvested restricted stock units (Replacement Awards). See Note 2, Note 4, Note 6 and Note 7 to the condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information on our Avedro Merger.

Factors Affecting Our Performance

In addition to the disruption resulting from COVID-19, the full effects of which at this time are difficult to predict, our operations to date have been, and we believe our future growth will be, impacted by the following:

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

Further, subject to our temporary costs saving initiatives and spending deferrals due to COVID-19, we have made and expect to continue to make significant investments in our global sales force, marketing programs, research and development activities, clinical studies, and general and administrative infrastructure. FDA-approved investigational device exemption (IDE) or investigational new drug (IND) studies and new product development programs in our industry are expensive. We have incurred a significant increase in administrative costs since we began operating as a public company. Our acquisition of Avedro will require significant ongoing expenses, together with construction costs related to our new facility in Aliso Viejo, California and firm purchase commitments to implement global enterprise systems that began in 2019.

We expect our near-term 2020 revenues to reflect normal procedural seasonality, competitive dynamics and the disruption resulting from COVID-19, the full effects of which at this time are difficult to predict.

Although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations in the future.

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

Under the Protecting Americans from Tax Hikes Act of 2015 (PATH Act), the 2.3% federal medical device excise tax on U.S. sales of medical devices manufactured by us was suspended from January 1, 2016 to December 31, 2017, and, pursuant to HR 195 passed on January 22, 2018, was further suspended through December 31, 2019. The federal medical device excise tax was permanently repealed in December 2019.

Beginning in the fourth quarter of 2019, cost of sales has included amortization of the $252.2 million developed technology intangible assets recognized in connection with the Avedro Merger. For the three months ended March 31, 2020, the amortization expense was $5.5 million. Additionally beginning in the fourth quarter of 2019, cost of sales has included amortization of the fair market value inventory adjustment recorded in connection with the Avedro Merger, which for the three months ended March 31, 2020 was $9.7 million.

Our future gross profit as a percentage of net sales, or gross margin, will be impacted by numerous factors including commencement of sales of products in our pipeline, or any other future products, which may have higher product costs. Our gross margin will also be affected by manufacturing inefficiencies that we may experience as we attempt to manufacture our products on a larger scale, manufacture new products and change our manufacturing capacity or output. Additionally, our gross margin will continue to be affected by the aforementioned expense related to the UC Agreement and the acquisition fair market value inventory adjustment rollout related to the Avedro Merger. See Note 6, Business Combinations in the condensed consolidated financial statements of Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information on our Avedro Merger.

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

The Avedro Merger has resulted in additional integration expenses and personnel-related expenses, primarily stock-based compensation and restructuring expenses during the three months ended March 31, 2020. Additionally, SG&A will be impacted by the amortization of certain finite-lived intangible assets acquired as a result of the Avedro Merger, along with Avedro’s normal and recurring SG&A expenses.

We expect SG&A expenses to continue to grow as a result of the Avedro Merger as we increase our global sales and marketing infrastructure and general administration infrastructure in the United States, however as previously noted we have sought to preserve our cash position by instituting a number of cost saving initiatives, including substantial reductions in discretionary spending, including variable expense associated with salesperson commissions and marketing, capital expenditures, as well as a temporary salary reduction for many of our employees. We also expect other nonemployee-related costs, including sales and marketing program activities for new products, outside services and accounting and general legal costs to increase as our overall operations grow. The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as on the timing of any new product launches and other potential business and operational activities.

Research and Development

Our R&D activities primarily consist of new product development projects, pre-clinical studies, IDE and IND studies, and other clinical trials. Our R&D expenses primarily consist of personnel-related expenses, including salaries, fringe benefits and stock-based compensation for our R&D employees; research materials; supplies and services; and the costs of conducting clinical studies, which include payments to investigational sites and investigators, clinical research organizations, consultants, and other outside technical services and the costs of materials, supplies and travel. We expense R&D costs as incurred. We expect our R&D expenses to continue to increase as we initiate and advance our development programs, including our expanding surgical, pharmaceutical and IOP sensor development efforts and clinical trials across glaucoma, retinal disease and corneal health. However as previously noted we have sought to preserve our cash position by instituting a number of cost saving initiatives, including substantial reductions in discretionary spending associated with earlier stage development programs.

Completion dates and costs for our clinical development programs include seeking regulatory approvals and our research programs vary significantly for each current and future product candidate and are difficult to predict. As a result, while we expect our R&D costs to continue to increase for the foreseeable future, subject to our temporary COVID-19 costs saving initiatives, we cannot estimate with any degree of certainty the costs we will incur in connection with the development of our product candidates. We anticipate we will make determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the scientific success of early research programs, results of ongoing and future clinical trials, as well as ongoing assessments as to each current or future product candidate’s commercial potential and our likelihood of obtaining necessary regulatory approvals. We are not currently able to fully track expenses by product candidate.

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

Income Taxes

Our tax provision is comprised of U.S. federal and state income and franchise taxes as well as foreign income taxes. Our net deferred tax liability of $9.9 million at March 31, 2020 represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets. We continue to provide a full valuation allowance against our other net deferred tax assets.

We record reserves for uncertain tax positions where we believe the ability to sustain the tax position does not reach the more likely than not threshold.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and March 31, 2019 (in thousands):

	Three Months Ended
	March 31,		% Increase
(in thousands)	2020	2019	(decrease)
Statements of operations data:
Net sales	$55,336	$54,026	2%
Cost of sales	32,529	7,111	NM
Gross profit	22,807	46,915	(51)%
Operating expenses:
Selling, general and administrative	50,546	34,925	45%
Research and development	24,873	13,930	79%
Total operating expenses	75,419	48,855	54%
Loss from operations	(52,612)	(1,940)	NM
Total non-operating (expense) income, net	(1,896)	720	NM
Income tax (benefit) provision	(450)	122	NM
Net loss	$(54,058)	$(1,342)	NM

NM = Not Meaningful

Net Sales

Net sales for the three months ended March 31, 2020 and March 31, 2019 were $55.3 million and $54.0 million, respectively, reflecting an increase of $1.3 million or 2%.

Net sales of glaucoma products in the United States were $32.6 million and $44.2 million for the three months ended March 31, 2020 and March 31, 2019, respectively, decreasing by 26% primarily due to the impact of promotional activities relating to sales of iStent products near the end of 2019, the impact of integration activities relating to the Avedro Merger, competitive dynamics and disruption resulting from COVID-19. International sales of glaucoma products for the three months ended March 31, 2020 and March 31, 2019 were $11.6 million and $9.8 million, respectively, increasing by 18%. The increase in net sales internationally was due to sales expansion into our existing international markets, with such growth being somewhat dampened during the last two weeks of the quarter in particular due to the impact of COVID-19. Net sales at our subsidiaries in France, Japan and the United Kingdom accounted for the majority of the increase internationally.

The remaining $11.2 million increase in net sales was generated from our corneal health products as a result of our Avedro Merger on November 21, 2019, comprised of approximately $8.8 million in U.S. sales using our direct sales operations and approximately $2.4 million in net sales with distributors being used in certain international locations where we do not have a direct commercial presence. Sales of corneal health products were negatively impacted by integration activities related to the Avedro Merger and disruption resulting from COVID-19.

Pricing for our products was not a significant contributing factor to the change in net sales for the three months ended March 31, 2020.

Cost of sales

Cost of sales for the three months ended March 31, 2020 and March 31, 2019 were $32.5 million and $7.1 million, respectively, reflecting an increase of $25.4 million. The increase was comprised of approximately $9.7 million related to the acquisition fair market value inventory adjustment rollout, $5.5 million related to amortization of certain finite-lived intangible assets acquired, both of which are related to the Avedro Merger, and $7.9 million related to inventory write-off charges and COVID-19 related excess and obsolete inventory reserves. Our gross margin was 41% for the three months ended March 31, 2020 and 87% for the three months ended March 31, 2019. The decreased gross margin resulted primarily from the impact of accounting adjustments related to the acquisition of Avedro, as well as inventory write-off charges and COVID-19 related excess and obsolete inventory reserves, and changes in product mix.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended March 31, 2020 and March 31, 2019 were $50.5 million and $34.9 million, respectively, reflecting an increase of approximately $15.6 million or 45%.

The acquisition of Avedro resulted in an increase in SG&A expenses of $6.6 million that were not present in our results for the three months ended March 31, 2019. These expenses were primarily comprised of $4.2 million due to stock-based compensation resulting from post-combination services associated with the Replacement Awards, $0.8 million related to legal, financial advisory and other transaction costs associated with the acquisition, and amortization of finite-lived intangible assets acquired of approximately $0.7 million. In connection with the Avedro acquisition, we implemented a restructuring plan in December 2019 that includes an estimated headcount reduction of 40 employees and a reallocation of responsibilities primarily within the SG&A functions. As of March 31, 2020 we have accrued $0.9 million of restructuring plan costs, having previously incurred approximately $3.6 million in restructuring costs and we expect to incur a total of approximately $5.2 million in restructuring charges upon completion of the plan, which we expect to be completed in 2021.

We also incurred $3.6 million in normal and recurring Avedro SG&A expenses during the first quarter ended March 31, 2020 that were not in our 2019 results.

The remaining increase in SG&A expenses for the three months ended March 31, 2020 primarily consisted of approximately $4.4 million in additional compensation and related employee expenses was associated with our growing number of domestic and international employees, approximately $0.8 million related to our previously-disclosed patent litigation, and approximately $1.2 million in other consulting and professional services, partially offset by a decrease of approximately $0.9 million in professional services and software systems costs related to our global enterprise systems implementation.

Research and Development Expenses

R&D expenses for the three months ended March 31, 2020 and March 31, 2019 were $24.9 million and $13.9 million, respectively, reflecting an increase of $10.9 million or 79%.

The acquisition of Avedro resulted in an increase in R&D expenses of $1.8 million that were not in our results for the three months ended March 31, 2019, primarily comprised of stock-based compensation resulting from post-combination services associated with the Replacement Awards.

We incurred $6.2 million in normal and recurring Avedro R&D expenses during the first quarter ended March 31, 2020 that were not in our 2019 results primarily comprised of $2.9 million in compensation and related employee expenses with the remaining $3.3 million spent on the continued development of a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (often referred to as “epi-on”), as well as projects for presbyopia and earlier stage technology and therapeutic investments.

The remaining increase in R&D expenses was primarily due approximately $3.3 million in additional compensation and related employee expenses as well as an overall increase of approximately $1.5 million in other core R&D and clinical expenses, including $0.8 million associated with our iDose Travoprost Phase III clinical trials, $0.6 million for inventory and supplies for iDose and future iStent product candidates and $0.4 million due to allocation of manufacturing overhead to R&D.

Non-Operating (Expense) Income, Net

We had non-operating expense, net of $1.9 million and non-operating income, net of $0.7 million for the three months ended March 31, 2020 and March 31, 2019, respectively. The change from net non-operating income to net non-operating expense primarily relates to interest expense associated with the financing lease for our Aliso Viejo, California facility and recognition of unrealized foreign currency losses due to higher intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates.

Income Tax Provision

Our effective tax rate for the first quarter of 2020 was 0.83%. For the three months ended March 31, 2020 and March 31, 2019, we recorded a (benefit)/provision for income taxes of $(450,000) and $122,000, respectively, which were primarily comprised of U.S. federal, state, and foreign income taxes for the first quarter of 2020 offset by a benefit related to the carryback of the federal NOLs under the CARES Act, and state and foreign income taxes for the first quarter of 2019.

Liquidity and Capital Resources

For the three months ended March 31, 2020, we incurred a net loss of $54.1 million and used cash from operations of $13.1 million. As of March 31, 2020, we had an accumulated deficit of approximately $243.8 million. We fund our operations from cash generated from commercial operations and proceeds from exercises of stock options. We have made and expect to continue to make significant investments in our global sales force, marketing programs, research and development activities, clinical studies and general and administrative infrastructure. FDA-approved IDE and IND studies and new product development programs in our industry are expensive. However, due to the COVID-19 economic slowdown, as previously mentioned, we have also sought to preserve our cash position by instituting a number of cost saving initiatives, including substantial reductions in discretionary spending and capital expenditures, as well as a temporary salary reduction for our executive team, senior leadership, and many others throughout the Company.

We have incurred a significant increase in administrative costs since we began operating as a public company. Our acquisition of Avedro will require significant ongoing expenses, together with construction costs related to our new facility in Aliso Viejo, California and firm purchase commitments to implement global enterprise systems that began in 2019.

Accordingly, although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations.

We plan to fund our operations and capital funding needs using existing cash and investments and, to the extent available, cash generated from commercial operations, and we may seek to obtain additional financing in the future through debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all. We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and any cash generated from commercial operations will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date our condensed consolidated financial statements for the three months ended March 31, 2020 are made publicly available.

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$53,614	$62,430
Short-term investments	110,096	111,553
Accounts receivable, net	28,885	38,417
Accounts payable	12,943	5,781
Accrued liabilities	38,134	51,919
Working capital (1)	180,309	205,178
(1)	Working capital consists of total current assets less total current liabilities.

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

The following table is a condensed summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(13,099)	$208
Investing activities	628	(1,713)
Financing activities	4,220	5,407
Exchange rate changes	(565)	(5)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(8,816)	$3,897

At March 31, 2020, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the three months ended March 31, 2020 our operating activities used $13.1 million and March 31, 2019 our operating activities generated $0.2 million of net cash.

For the three months ended March 31, 2020, our net cash used in operating activities reflected our net loss of $54.1 million, adjusted for non-cash items of $24.1 million, primarily consisting of stock-based compensation expense of $17.2 million, depreciation and amortization of $7.3 million, amortization of lease right-of-use assets of $1.3 million, and the change in the fair value of cash-settled stock options of $(3.2) million. This was offset by changes in operating assets and liabilities of $16.8 million, which resulted from decreases in accounts receivable and inventory of $23.8 million, offset by decreases in accounts payable and accrued liabilities of $4.8 million and increases in prepaid expenses and other current asset of $2.2 million.

For the three months ended March 31, 2019, included in net cash provided by operating activities were non-cash items of $9.0 million, primarily consisting of stock-based compensation expense of $7.1 million and depreciation and amortization of $0.8 million. In addition to the net loss of $1.3 million, these non-cash items were partially offset by changes in operating assets and liabilities of $7.5 million, which resulted from decreases in accounts receivable, inventory, prepaid expenses and other current assets and other assets totaling $2.4 million, and increases in accounts payable and accrued liabilities of $5.1 million.

Investing Activities

In the three months ended March 31, 2020 and March 31, 2019, our investing activities provided $0.6 million and used $1.7 million of net cash, respectively.

For the three months ended March 31, 2020, we used cash of approximately $18.7 million for purchases of short-term investments and approximately $0.8 million for purchases of property and equipment, and we received cash of approximately $19.7 million from sales and maturities of short-term investments.

For the three months ended March 31, 2019, we used cash of approximately $16.6 million for purchases of short-term investments, approximately $0.7 million for purchases of property and equipment and approximately $0.6 million related to investments in company-owned life insurance, and we received cash of approximately $16.2 million from sales and maturities of short-term investments.

Subject to our near-term deferral of certain capital expenditures due to the COVID-19 pandemic, we expect to increase our investment in property and equipment in the future as we expand our manufacturing capacity for current and new products, improve our manufacturing efficiency and for overall facility expansion, as previously discussed above.

Financing Activities

In the three months ended March 31, 2020 and March 31, 2019, our financing activities provided $4.2 million and $5.4 million of net cash, respectively.

For the three months ended March 31, 2020, we received net cash proceeds of approximately $5.7 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan and used $1.5 million for payment of employee taxes related to restricted stock unit vestings.

For the three months ended March 31, 2019, we received net cash proceeds of approximately $5.5 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan and used $0.1 million for payment of employee taxes related to restricted stock unit vestings.

Commitments

As of March 31, 2020, the Company had material commitments for capital expenditures of approximately $1.0 million and had material commitments related to our global enterprise systems implementation and software costs of approximately $5.1 million. We plan to fund these commitments with our cash and cash equivalents.

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

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020. There have been no material changes to our critical accounting policies and estimates as disclosed therein, during the three months ended March 31, 2020, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020. However, we adopted ASC 326 on January 1, 2020, which requires us to estimate the allowance for credit losses using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts.  Historical credit loss experience provides the basis for estimation of expected credit losses and are adjusted as necessary using the relevant information available.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our exposure to market risk since December 31, 2019. Refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019 for further detail.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our first fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information disclosed under “Legal Proceedings” in Note 11, Commitments and Contingencies of Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

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

With the exception of risk relating to the COVID-19 pandemic and the European Union Medical Device Regulation, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (SEC) on March 2, 2020.

Risks Related to Our Business

The COVID-19 pandemic has adversely affected, and could continue to materially and adversely affect, our business, results of operations, financial condition, liquidity, and cash flows.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. The World Health Organization has declared COVID-19 to be a “pandemic,” spreading across the globe and impacting worldwide economic activity.  While the impacts of COVID-19 have had, and we expect them to continue to have, an adverse effect on our business, results of operations, financial condition, liquidity and cash flows, we are unable to predict the extent or nature of these impacts at this time.

COVID-19 infections have been reported throughout the United States. In response, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. In an effort to protect our employees and adhere to the guidance and orders of these various governmental authorities, we have shifted the majority of our workforce to remote operations and have implemented changes to our manufacturing and distribution operations to ensure social distancing.

Additionally, government restrictions and advisories on elective procedures and therapies have been implemented in many parts of the world. By late March 2020, these restrictions led to the increasing deferral of cataract and keratoconus procedures and a material decrease in demand for our products versus levels achieved prior to the COVID-19 outbreak.  Although we believe that most of these deferred procedures will ultimately occur in the future as the COVID-19 pandemic subsides, we cannot predict the timing and impact on our future financial and operating results given the continued uncertainties associated with the situation. Restrictions on elective procedures and therapies and the closures of ophthalmic practices in an effort to halt the spread of COVID-19 have also impacted, and could continue to impact, the progress of our pipeline products. For example, new patient enrollment in our iDose clinical trial has been temporarily paused, which we expect may delay the iDose approval timeline. While we believe our other products currently in clinical trials remain on track to receive approval as previously anticipated, any prolonged economic slowdown may cause additional delays in the progress of our pipeline products, including those in clinical trials.

We have implemented significant cost saving initiatives in order to preserve jobs globally and protect core research and development programs. These initiatives included substantial reductions in discretionary spending and capital expenditures, as well as a temporary salary reduction for many of our employees.  Decreasing discretionary spending and capital expenditures may slow the growth trajectory of the Company or require us to delay projects that could have benefitted the Company. Additionally, salary reductions and other cash preservation measures could result in difficulties retaining key employees or recruiting qualified personnel necessary for growth.

While we have not experienced any significant disruptions to our supply chain to date, it is possible our suppliers will incur challenges supplying the materials needed for the manufacture of our products. We could also experience an outbreak of COVID-19 in our manufacturing facilities, which could require us to temporarily shut down manufacturing operations and/or cause a disruption to, or shortage in, our workforce. As a result, we may experience delays in our responses to our customers and possible delays in shipments of our products, which could harm our customer relations and adversely impact our competitive positioning and sales. Other potential disruptions include restrictions on the ability of our personnel to travel and access customers for training and case support; delays in approvals by regulatory bodies; delays in product development efforts; and additional government requirements to “shelter at home” or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our products.

The ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 outbreak, the status of health and safety actions taken to contain its spread and any additional preventative and protective actions that governments, or we, may direct, any resurgence of COVID-19 that may occur after the initial outbreak subsides and how quickly and to what extent normal economic and operating conditions resume within the markets in which we operate. These developments may result in an extended period of continued business disruption, decreased demand for our products and reduced operations. The measures taken to date will impact our business for the fiscal second quarter and potentially beyond, but the significance of the impact of the COVID-19 outbreak on our business and the duration for which it may have an impact cannot be determined at this time.

We have incurred significant losses since inception and our business requires substantial capital and operating expenditures to operate and grow. There can be no guarantee that we reach sustained profitability.

Since the Company’s inception in July 1998, we have incurred significant operating losses. As of December 31, 2020, we had an accumulated deficit of approximately $243.8 million, principally from costs incurred in our clinical trial, research and development programs and from our general and administrative expenses. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering (IPO), the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities and cash generated from commercial operations. To implement our global business strategies we need to, among other things, fund ongoing research and development activities, expand our manufacturing capabilities, grow our sales and marketing organization, enforce or defend our intellectual property rights, acquire companies or in-license products or intellectual property, and obtain regulatory clearance or approval to commercialize our existing products in international markets or to commercialize those currently under development in the U.S. and internationally. As a result, we expect our expenses to continue to increase as we pursue these objectives. While we believe we have sufficient cash to fund our operations for at least the next 12 months from the date our condensed consolidated financial statements for the three months ended March 31, 2020 are made publicly available, our ability to fund our operations are uncertain and we may not be able to obtain additional financing on terms that are favorable to us. Additionally, any financing that we are able to obtain may negatively impact current stockholders or our ability to operate the business. Our ability to reach sustained profitability is highly uncertain, especially given our limited commercial history selling our products globally and an increasingly competitive landscape, which makes forecasting our sales more difficult.

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

In the course of conducting our business, we have had to and must continue to adequately address quality issues associated with our products, including in our engineering, design, manufacturing and delivery processes, as well as issues in third-party components included in our products. Because our products are highly complex, the occurrence of performance issues may increase as we continue to introduce new products and as we rapidly scale up manufacturing to meet increased demand for our products. Although we have established internal procedures to minimize risks that may arise from product quality issues, there can be no assurance that we will be able to eliminate or mitigate occurrences of these issues and associated liabilities. In addition, identifying the root cause of performance or quality issues, particularly those affecting third-party components, may be difficult, which increases the time needed to address quality issues as they arise and increases the risk that similar problems could recur. Finding solutions to quality issues can be expensive and we may incur significant costs or lost revenue in connection with, for example, shipment holds, product recalls and warranty or other service obligations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our reputation as a producer of high quality products could suffer, which could adversely affect our business, financial condition or results of operations.

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

At December 31, 2019, we had approximately $356.6 million, $144.0 million and $13.3 million of NOL carryforwards for federal, state and foreign purposes, respectively, available to offset future taxable income. The federal NOL carryforwards incurred prior to 2018 begin to expire in 2022, while a federal NOL carryforward of $103.1 million will not expire. The state NOL carryforwards will begin to expire in 2021. The foreign NOLs begin to expire in 2023. At December 31, 2019, we had federal and state research and development carryforwards of approximately $28.9 million and $12.8 million, respectively. Federal credits begin to expire in 2021, and state credits of $2.9 million begin to expire in 2023. The remaining state credits of $9.8 million carry over indefinitely. We continue to provide a valuation allowance against a significant portion of these tax attributes because we believe that uncertainty exists with respect to their future realization, as well as with respect to the amount of the tax attributes that will be available in future periods. Utilization of these tax attributes may be subject to annual limitations under the Internal Revenue Code of 1986 (IRC) Section 382 and Section 383 if the Company experiences an ownership change. To the extent available, we intend to use these tax attributes to offset future taxable income associated with our operations. There can be no assurance that we will generate sufficient taxable income in the carryforward period to utilize any remaining tax attributes before they expire.

Risks Related to the Regulatory Environment

Our business, products and processes are subject to extensive regulation and it can be costly to comply with these regulations. Any failure to adhere to applicable regulations could harm our business, financial condition and operating results.

Our products are subject to extensive government regulation in the U.S. by the U.S. Food and Drug Administration (FDA) and state regulatory authorities and by foreign regulatory authorities in the countries in which we conduct business. These regulations relate to, among other things, research and development, design, testing, clinical trials, manufacturing, clearance or approval, environmental controls, safety and efficacy, labeling, advertising, promotion, pricing, recordkeeping, reporting, import and export, post-approval studies and the sale and distribution of our products. See Item 1, Business, “Government Regulation -- Regulation & Reimbursement in the U.S.” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 2, 2020 for additional information.

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

In May 2017, the EU adopted Medical Devices Regulation 2017/745 (MDR), which will repeal and replace the Medical Device Directive (MDD). MDR was set to take effect beginning May 26, 2020; however, the effective date of MDR has been postponed a year and is now anticipated to take effect beginning May 26, 2021. Although MDR does not set out a substantially different regulatory system, it provides for stricter controls of medical devices. Under provisions that govern the transition period until MDR takes effect, medical devices with notified body certificates issued under the MDD prior to May 26, 2020 may continue to be marketed and sold as long as those certificates are valid, until May 27, 2024 at the latest. After the expiration of any applicable transitional period, only devices that have been CE marked under MDR may be placed on the market in the EU.

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

Intellectual property rights are essential to our business. We have asserted and may in the future need to assert claims of infringement against third parties to protect our rights, or to invalidate or challenge the intellectual property rights of a third party, including those rights owned by our competitors. For example, see Note 11, Commitments and Contingencies, of our notes to consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a description of our legal proceedings. Additionally, third parties could assert infringement or misappropriation claims against us with respect to our current or future commercial products and seek to invalidate one or more of our patents or trademarks. Intellectual property disputes often involve complex legal and factual questions, and could result in significant costs, substantial damages and our inability to manufacture, market or sell our existing or future products that are found to infringe. Even if we were to prevail in any such action, the litigation or administrative proceeding could result in substantial cost and diversion of resources that could materially and adversely affect our business. Such claims could arise in situations where certain employees, consultants or contractors were previous, or are currently, employed by other medical device, biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property or disclosed the alleged trade secrets or other proprietary information, of these former employers or competitors.

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

This exclusive forum provision may limit a stockholder's ability to bring a claim in a judicial forum of its choosing for disputes with the combined company or its directors, officers or other employees, which may discourage lawsuits against the Company and its directors, officers and other employees. In addition, stockholders who do bring a claim in the Court of Chancery of the State of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder would otherwise choose to bring the action, and such judgments or results may be more favorable to the Company than to our stockholders. However, the enforceability of similar exclusive forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find this type of provision to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find the exclusive forum provision contained in the Glaukos Charter to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of August 7, 2019, by and between Glaukos Corporation and Avedro, Inc.	8-K	1-37463	2.1	8/7/2019
3.1	Restated Certificate of Incorporation of the Registrant	8-K	1-37463	3.1	06/30/2015
3.2	Amended and Restated Bylaws of the Registrant	8-K	1-37463	3.2	06/30/2015
10.1	Form of Voting Agreement between Glaukos Corporation and certain stockholders of Avedro, Inc.	8-K	1-37463	10.1	8/7/2019
10.2+*	Directors’ Compensation Policy
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104

Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL

+Indicates a management contract or compensatory plan or arrangement.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on May 7, 2020.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ JOSEPH E. GILLIAM
Joseph E. Gilliam
Chief Financial Officer and Sr. Vice President, Corporate Development (Principal Accounting and Financial Officer)