Form 10-Q
period 2020-06-30
GLAUKOS Corp
filed 2020-08-10
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 6, 2020, there were 44,674,910 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2020

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$266,974	$62,430
Short-term investments	127,966	111,553
Accounts receivable, net	26,730	38,417
Inventory, net	21,088	42,578
Prepaid expenses and other current assets	10,464	7,900
Total current assets	453,222	262,878
Restricted cash	9,326	9,326
Property and equipment, net	23,210	22,056
Operating lease right-of-use asset	14,328	15,704
Finance lease right-of-use asset	52,833	54,048
Intangible assets, net	370,149	382,605
Goodwill	66,134	66,134
Deposits and other assets	6,531	5,649
Total assets	$995,733	$818,400

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,233	$5,781
Accrued liabilities	45,598	51,919
Total current liabilities	54,831	57,700
Long-term debt	183,999	-
Operating lease liability	13,305	14,195
Finance lease liability	60,435	58,435
Deferred tax liability, net	15,250	9,632
Other liabilities	5,489	5,166
Total liabilities	333,309	145,128

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 44,578 and 43,530 shares issued and 44,550 and 43,502 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	45	44
Additional paid-in capital	943,706	861,740
Accumulated other comprehensive income	2,467	1,330
Accumulated deficit	(283,662)	(189,710)
Less treasury stock (28 shares as of June 30, 2020 and December 31, 2019)	(132)	(132)
Total stockholders' equity	662,424	673,272
Total liabilities and stockholders' equity	$995,733	$818,400

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$31,558	$58,600	$86,894	$112,626
Cost of sales	21,668	7,870	54,197	14,981
Gross profit	9,890	50,730	32,697	97,645
Operating expenses:
Selling, general and administrative	38,116	37,656	88,662	72,581
Research and development	18,971	17,069	43,844	30,999
In-process research and development	-	2,245	-	2,245
Total operating expenses	57,087	56,970	132,506	105,825
Loss from operations	(47,197)	(6,240)	(99,809)	(8,180)
Non-operating (expense) income:
Interest income	590	800	1,286	1,588
Interest expense	(1,872)	(1,013)	(2,753)	(1,013)
Other income (expense), net	1,201	216	(510)	148
Total non-operating (expense) income	(81)	3	(1,977)	723
Loss before taxes	(47,278)	(6,237)	(101,786)	(7,457)
Income tax (benefit) provision	(7,384)	72	(7,834)	194
Net loss	$(39,894)	$(6,309)	$(93,952)	$(7,651)
Basic and diluted net loss per share	$(0.90)	$(0.17)	$(2.13)	$(0.21)
Weighted average shares used to compute basic and diluted net loss per share	44,335	36,470	44,078	36,338

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(39,894)	$(6,309)	$(93,952)	$(7,651)
Other comprehensive income:
Foreign currency translation (loss) gain	(605)	(230)	564	(166)
Unrealized gain on short-term investments	1,053	289	573	661
Other comprehensive income	448	59	1,137	495
Total comprehensive loss	$(39,446)	$(6,250)	$(92,815)	$(7,156)

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income	deficit	Shares	Amount	equity
Balance at December 31, 2019	43,530	$44	$861,740	$1,330	$(189,710)	(28)	$(132)	$673,272
Common stock issued under stock plans	589	—	4,220	—	—	—	—	4,220
Stock-based compensation	—	—	17,176	—	—	—	—	17,176
Other comprehensive income	—	—	—	689	—	—	—	689
Net loss	—	—	—	—	(54,058)	—	—	(54,058)
Balance at March 31, 2020	44,119	$44	$883,136	$2,019	$(243,768)	(28)	$(132)	$641,299
Common stock issued under stock plans	459	1	1,633	—	—	—	—	1,634
Stock-based compensation	—	—	13,062	—	—	—	—	13,062
Equity component of convertible senior notes, net of transaction costs of $3,267 and taxes of $12,891	—	—	81,554	—	—	—	—	81,554
Purchase of capped calls related to issuance of convertible senior notes	—	—	(35,679)	—	—	—	—	(35,679)
Other comprehensive income	—	—	—	448	—	—	—	448
Net loss	—	—	—	—	(39,894)	—	—	(39,894)
Balance at June 30, 2020	44,578	$45	$943,706	$2,467	$(283,662)	(28)	$(132)	$662,424

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income	deficit	Shares	Amount	equity
Balance at December 31, 2018	36,135	$36	$378,352	$738	$(205,134)	(28)	$(132)	$173,860
Common stock issued under stock plans	226	—	5,406	—	—	—	—	5,406
Stock-based compensation	—	—	7,129	—	—	—	—	7,129
Other comprehensive income	—	—	—	436	—	—	—	436
Net loss	—	—	—	—	(1,342)	—	—	(1,342)
Balance at March 31, 2019	36,361	$36	$390,887	$1,174	$(206,476)	(28)	$(132)	$185,489
Common stock issued under stock plans	305	1	318	—	—	—	—	319
Stock-based compensation	—	—	8,247	—	—	—	—	8,247
Other comprehensive income	—	—	—	59	—	—	—	59
Net loss	—	—	—	—	(6,309)	—	—	(6,309)
Balance at June 30, 2019	36,666	$37	$399,452	$1,233	$(212,785)	(28)	$(132)	$187,805

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net loss	$(93,952)	$(7,651)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	14,644	1,728
Amortization of lease right-of-use assets	2,577	1,396
Amortization of debt discount and issuance costs	557	-
Deferred income tax benefit	(8,254)	-
Loss on disposal of fixed assets	15	7
Stock-based compensation	28,073	15,376
Change in fair value of cash settled stock options	(3,172)	-
Unrealized foreign currency losses	-	(204)
Amortization of discount on short-term investments	33	(221)
Other liabilities	2,324	2,090
Changes in operating assets and liabilities:
Accounts receivable, net	11,556	(3,353)
Inventory, net	21,396	(752)
Prepaid expenses and other current assets	(1,606)	462
Accounts payable and accrued liabilities	1,998	(2,011)
Other assets	(211)	(57)
Net cash (used in) provided by operating activities	(24,022)	6,810
Investing activities
Purchases of short-term investments	(60,883)	(39,896)
Proceeds from sales and maturities of short-term investments	45,011	41,069
Purchases of property and equipment	(3,509)	(2,523)
Investment in company-owned life insurance	(658)	(962)
Net cash used in investing activities	(20,039)	(2,312)
Financing activities
Proceeds from convertible senior notes	287,500	-
Payment of convertible senior notes transaction costs	(9,614)	-
Purchase of capped calls related to issuance of convertible senior notes	(35,679)	-
Proceeds from exercise of stock options	6,590	9,171
Proceeds from share purchases under Employee Stock Purchase Plan	1,278	902
Payment of employee taxes related to vested restricted stock units	(2,013)	(4,348)
Net cash provided by financing activities	248,062	5,725
Effect of exchange rate changes on cash and cash equivalents	543	21
Net increase in cash, cash equivalents and restricted cash	204,544	10,244
Cash, cash equivalents and restricted cash at beginning of period	71,756	38,596
Cash, cash equivalents and restricted cash at end of period	$276,300	$48,840
Supplemental disclosures of cash flow information
Taxes paid	$294	$91

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

The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements. As permitted under those rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted. In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial information contained herein. The condensed consolidated balance sheet as of December 31, 2019 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements. These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2019, which are contained in the Company’s Annual Report on Form 10-K filed with the United States (U.S.) Securities and Exchange Commission (SEC) on March 2, 2020. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period.

Recent Developments

Convertible Senior Notes

In June 2020 the Company issued $287.5 million in aggregate principal amount of 2.75% Convertible Senior Notes due in 2027 (Convertible Notes) pursuant to an indenture dated June 11, 2020. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 2.75% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The Convertible Notes will mature on June 15, 2027, unless earlier converted, redeemed or repurchased. The Convertible Notes are convertible into cash, shares of the Company’s common stock, or a combination of cash and shares, at the Company’s election. In connection with issuing the Convertible Notes, the Company received $242.2 million in proceeds, after deducting fees and offering expenses and paying the cost of certain capped call transactions. The Company may not redeem the Convertible Notes prior to June 20, 2024 and no sinking fund is provided for the Convertible Notes.

See Note 9, Convertible Senior Notes for additional details of the Convertible Notes.

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

See Note 4, Fair Value Measurements, Note 6, Business Combinations, Note 7, Intangible Assets and Goodwill and Note 10, Stock-Based Compensation for additional details regarding the impact of the Avedro Merger on the Company’s condensed consolidated financial statements.

Note 2.  Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2020, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020, including the Company’s adoption of the accounting pronouncements noted below in the sub-heading “Recently Adopted Accounting Pronouncements” with the exception of the inclusion of the Company’s accounting policy for its Convertible Notes that were issued in June 2020.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the accompanying condensed consolidated financial statements relate to revenue recognition, the fair value of the liability component of the Convertible Notes, the incremental borrowing rate related to the Company’s leased assets, stock-based compensation expense and the valuation of certain intangible assets related to the Company’s acquisition of Avedro. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, this process may result in actual results differing materially from those estimated amounts used in the preparation of the condensed consolidated financial statements.

In March 2020, the World Health Organization declared the outbreak caused by the novel strain of coronavirus (COVID-19) to be a global pandemic. While COVID-19 continues to evolve daily and its ultimate outcome is uncertain, it has caused significant disruption to individuals, governments, businesses, and financial markets. The Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2020 reflect the Company’s estimates of the impact of the COVID-19 outbreak. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including the duration and severity of the COVID-19 outbreak and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. As a result, there may be changes to the Company’s estimates regarding the impact of COVID-19 in future periods.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that equate to the amount reported in the condensed consolidated statement of cash flows as of the beginning and end of the six months ended June 30, 2020 (in thousands):

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$266,974	$62,430
Restricted cash	9,326	9,326
Cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$276,300	$71,756

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

Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of non-payment. The Company charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The allowance for credit losses represents management’s best estimate of the amount of current expected credit losses and totaled approximately $1.8 million and $1.2 million as of June 30, 2020 and December 31, 2019, respectively, and there were no bad-debt write offs charged during the six months ended June 30, 2020.

As of June 30, 2020, the Company evaluated the current and expected future economic and market conditions surrounding the COVID-19 pandemic as it relates to collectability of its accounts receivable and determined the estimate of expected credit losses was not materially impacted. The Company will continue to re-evaluate the estimate of credit losses related to COVID-19 in conjunction with its assessment of expected credit losses in subsequent quarters.

Additionally, no customer accounted for more than 10% of net accounts receivable as of June 30, 2020 or December 31, 2019.

Inventory

Except for inventory acquired in connection with the Avedro Merger, further described in Note 6, Business Combinations, inventory is valued at the lower of cost and net realizable value with cost being determined by the first-in, first-out method.

Management evaluates inventory for excess quantities and obsolescence and records an allowance to reduce the carrying value of inventory as determined necessary. As of June 30, 2020, the Company recorded inventory write-off charges and COVID-19 related excess and obsolete reserves, a portion of which included the associated fair-value step up of acquired Avedro inventory, totaling $7.4 million.

Convertible Debt

The Company evaluates embedded conversion features within convertible debt under ASC 815, Derivatives and Hedging to determine whether the embedded conversion features should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20, Debt with Conversion and Other Options.

The carrying amount of the liability component is calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option is determined by deducting the fair value of the liability component from the par value of the convertible notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (i.e., debt discount) will be amortized to interest expense over the term of the convertible notes.

The Company may record debt issuance costs and/or debt discounts in connection with raising funds through the issuance of convertible debt.  These costs may be paid in the form of cash or equity (such as warrants). These costs are allocated between debt and equity, with the portion allocated to debt amortized to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at the applicable tax rates, along with net operating loss (NOL) and tax credit carryovers. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. Management has considered estimated taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Based upon the weight of available evidence, which includes the Company’s historical operating performance and limited potential to utilize tax credit carryforwards, the Company has determined that a portion of its deferred tax assets should be offset by a valuation allowance. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its provision for income taxes increases or decreases, respectively, in the period such determination is made.

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

Interest Expense

Interest expense includes cash and non-cash components. The cash component of the interest expense represents the contractual interest charges for the Convertible Notes. The non-cash component of the interest expense represents the amortization of the debt discount and associated issuance costs for the Convertible Notes, and the interest expense associated with the Company’s financing lease.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive were as follows (in common stock equivalent shares, in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock options outstanding	5,336	3,750	4,585	3,648
Unvested restricted stock units	516	380	493	363
Employee stock purchase plan	-	20	-	18
	5,852	4,150	5,078	4,029

The Convertible Notes did not have an impact on the Company’s diluted share count as the average stock price of the Company’s common stock did not exceed $56.10 during the periods presented.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables that may result in the earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to

Topic 326, Financial Instruments—Credit Losses, which provided additional implementation guidance on the previously issued guidance. The Company adopted ASU 2016-13 as of January 1, 2020 using the modified retrospective approach, which replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. Upon adoption, there were no adjustments made to opening retained earnings as of January 1, 2020. As a result of implementing ASU 2016-13, the Company did not recognize any material changes to its allowance for credit losses during the three and six months ended June 30, 2020.

Additionally, for available-for-sale debt securities with unrealized losses, ASU 2016-13 now requires allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. Given the composition of the Company’s available-for-sale securities, adoption of ASU 2016-13 did not have a material impact on the condensed consolidated financial statements as of June 30, 2020.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) (ASU 2018-13), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The guidance expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The Company adopted ASU 2018-13 as of January 1, 2020. Upon adoption and for the three and six months ended June 30, 2020, given the Company does not currently have, and has not historically had transfers between Level 1 and Level 2 instruments, and the Company does not have any Level 3 fair value measurements, the adoption did not have a material impact on the Company’s condensed consolidated financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15), which clarifies the accounting for implementation costs in cloud computing arrangements, and requires a customer in a cloud computing arrangement to determine which implementation costs to capitalize as fixed assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract are amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The Company adopted ASU 2018-15 on a prospective basis as of January 1, 2020 and as a result, capitalized certain costs related to its global enterprise systems implementation of approximately $1.6 million, which is further discussed in Note 12, Commitments and Contingencies.

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

Note 3.  Balance Sheet Details

Short-term Investments

Short-term investments consisted of the following (in thousands):

	At June 30, 2020
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	less than 4	14,500	2	(4)	14,498
Bank certificates of deposit	less than 1	16,900	45	(1)	16,944
Commercial paper	less than 1	8,488	11	—	8,499
Corporate notes	less than 3	67,347	597	(10)	67,934
Asset-backed securities	less than 5	19,766	325	—	20,091
Total		$127,001	$980	$(15)	$127,966

	At December 31, 2019
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
Bank certificates of deposit	less than 1	12,999	7	—	13,006
Commercial paper	less than 1	7,475	8	—	7,483
Corporate notes	less than 3	65,354	295	(10)	65,639
Asset-backed securities	less than 3	25,333	99	(7)	25,425
Total		$111,161	$409	$(17)	$111,553

Accounts Receivable, Net

Accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accounts receivable	$28,501	$39,657
Allowance for credit losses	(1,771)	(1,240)
	$26,730	$38,417

Inventory, Net

Inventory, net consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Finished goods	$8,328	$32,108
Work in process	3,471	3,884
Raw material	9,289	6,586
	$21,088	$42,578

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued bonuses	$7,320	$13,525
Accrued vacation benefits	3,369	2,784
Accrued legal expenses	5,547	3,957
Accrued Employee Stock Purchase Plan liability	3,084	-
Accrued payroll taxes	7,765	1,133
Other accrued liabilities	18,513	30,520
	$45,598	$51,919

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		At June 30, 2020
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds (i)	$189,126	$189,126	$-	$-
Available for sale securities:
U.S. government agency bonds (ii)	14,498	-	14,498	-
Bank certificates of deposit (ii)	16,944	-	16,944	-
Commercial paper (ii)	8,499	-	8,499	-
Corporate notes (ii)	67,934	-	67,934	-
Asset-backed securities (ii)	20,091	-	20,091	-
Total Assets	$317,092	$189,126	$127,966	$-

		At December 31, 2019
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets

Cash equivalents:
Money market funds (i)	$2,530	$2,530	$-	$-
Available for sale securities:
Bank certificates of deposit (ii) (iii)	14,208	-	14,208	-
Commercial paper (ii)	7,484	-	7,484	-
Corporate notes (ii)	65,638	-	65,638	-
Asset-backed securities (ii)	25,424	-	25,424	-
Total Assets	$115,284	$2,530	$112,754	$-
Liabilities
Cash-settled stock options	$6,685	-	6,685	-
Total Liabilities	$6,685	$-	$6,685	$-
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)	As of December 31, 2019, a bank certificate of deposit totaling $1,201 (in thousands) is included in cash and cash equivalents on the condensed consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the condensed consolidated balance sheets.

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

The fair value of cash-settled stock options is based on the Black-Scholes option valuation model utilizing the Company’s stock price, the cash-settled options’ remaining term, expected stock price volatility, and the risk-free interest rate as of the measurement date. The changes in the fair value are reflected in compensation expense within selling, general and administrative expense on the consolidated income statement. See Note 10, Stock-Based Compensation for further details regarding these cash-settled stock options, as these were modified to be equity-settled during the three months ended June 30, 2020.

There were no transfers between levels within the fair value hierarchy during the periods presented.

Convertible Senior Notes

As of June 30, 2020 the fair value of the 2.75% convertible senior notes due 2027 was $277.9 million. The fair value was determined on the basis of the market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 9, Convertible Senior Notes for additional information.

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

The Company leases two adjacent facilities located in San Clemente, California. Each agreement contains an option to extend the lease for one additional five year period at market rates. The total leased square footage of these facilities equals approximately 98,000.

On November 14, 2018, the Company entered into an office building lease pursuant to which the Company will lease one property containing three existing office buildings, comprising approximately 160,000 rentable square feet of space, located in Aliso Viejo, California (Aliso Facility) which was accounted for as a finance lease. The term of the Aliso Facility commenced on April 1, 2019 and continues for thirteen years. The agreement contains an option to extend the lease for two additional five year periods at market rates. The Company currently intends to relocate its corporate administrative headquarters, along with certain laboratory, research and development and warehouse space, to the Aliso Facility in 2021. The lease landlord agreed to provide the Company with a tenant improvement allowance in the amount of the cost of any leasehold improvements, not to exceed approximately $12.6 million, upon the Company providing the necessary documentation evidencing the costs of the allowable leasehold improvements. The Company’s San Clemente locations will continue to serve as its main manufacturing locations through 2030.

The Company currently intends to maintain its manufacturing facilities at its San Clemente location for the foreseeable future.

As a result of the Avedro Merger, the Company leases approximately 27,000 square feet of office and laboratory space in Waltham, Massachusetts, pursuant to a lease agreement that expires in 2023. The Company also currently occupies approximately 19,000 square feet of leased manufacturing space in Burlington, Massachusetts pursuant to a lease agreement that expires in 2023 and contains an option to extend the lease for a five-year period at market rates.

The Company’s remaining U.S.-based and foreign subsidiaries’ leased office space totals less than 14,000 square feet.

The current portion of the Company’s operating lease liability is included in accrued liabilities on the condensed consolidated balance sheets. The following table presents the maturity of the Company’s operating and finance lease liabilities as of June 30, 2020:

Maturity of Lease Liabilities	Operating	Finance
(in thousands)	Leases (a)	Leases (b)
Remainder of 2020	$1,527	$—
2021	3,197	—
2022	3,123	—
2023	2,230	3,543
2024	2,023	5,184
2025	2,052	5,340
2026	2,112	5,500
Thereafter	2,112	107,521
Total lease payments	$18,376	$127,088
Less: imputed interest	3,041	66,878
Total lease liabilities	$15,335	$60,210
(a)	Operating lease payments include $12.0 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Finance lease payments include $75.8 million related to options to extend lease terms that are reasonably certain of being exercised.

Note 6. Business Combinations

As a result of the Avedro Merger previously discussed in Note 1, Organization and Basis of Presentation, effective November 21, 2019, Avedro is a wholly-owned subsidiary of the Company and the Avedro Merger expanded the Company’s portfolio of pipeline products beyond the treatment of glaucoma to include pharmaceutical therapies for the treatment of corneal disorders as part of the Company’s strategic objective to build a portfolio of micro-scale surgical and pharmaceutical therapies in corneal health and retinal disease.

The fair value of the Merger Consideration transferred at closing was $437.8 million, and consisted of Glaukos common stock worth $406.8 million issued to replace Avedro common stock, Glaukos common stock worth $0.2 million to replace certain vested Avedro warrants, and $30.8 million of value attributable to the pre-combination services associated with Replacement Awards. See Note 10, Stock-based Compensation for further details regarding the Replacement Awards. The following table summarizes the components of the Merger Consideration as of November 21, 2019 (in thousands, except shares and stock closing price):

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

The Company performed a valuation analysis of the fair market value of Avedro’s assets and liabilities as of closing of the Avedro Merger. The following table sets forth a preliminary allocation of the Merger Consideration to the identifiable tangible and intangible assets acquired and liabilities assumed, with the excess recorded to goodwill.  This allocation of the Merger Consideration as of November 21, 2019 may be subject to revision if new facts and circumstances arise over the measurement period, which may extend up to one year from closing (in thousands):

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

For the three months ended June 30, 2020, amortization expense related to the above finite-lived intangible assets was approximately $5.5 million and $0.7 million, recorded in cost of sales and selling, general and administrative expenses, respectively, in the condensed consolidated statement of operations. For the six months ended June 30, 2020, amortization expense related to the above finite-lived intangible assets was approximately $11.0 million and $1.4 million, recorded in cost of sales and selling, general and administrative expenses, respectively, in the condensed consolidated statement of operations. There was no amortization expense related to these intangible assets during the three and six months ended June 30, 2019.

The Company evaluated its indefinite-lived intangible assets for impairment in connection with the COVID-19 pandemic utilizing the methodology pursuant to the adoption of ASU 2017-04 and concluded these intangible assets were not impaired as of June 30, 2020.

Goodwill

As a result of the Avedro Merger, $66.1 million in goodwill was recorded as of December 31, 2019. For additional details, refer to Note 6, Business Combinations. The annual assessment of goodwill by reporting unit is performed annually or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. The first annual assessment of goodwill by reporting unit will be performed in the fourth quarter of the year ending December 31, 2020.  The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on the Company’s reporting unit. Based on interim assessments, the Company did not identify any “triggering” events, as described in ASC 350-20, which would indicate an impairment of goodwill is more likely than not as of June 30, 2020.

The following table presents the composition of our intangible assets and goodwill (in thousands):

	Estimated	As of June 30, 2020			As of December 31, 2019
	Useful	Gross			Gross
	Life	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed technology	11.4	$252,200	(13,347)	238,853	252,200	(2,301)	249,899
Customer relationships	5.0	14,100	(1,704)	12,396	14,100	(294)	13,806
Intangible assets subject to amortization		266,300	(15,051)	251,249	266,300	(2,595)	263,705

In-process research and development	Indefinite	$118,900	—	118,900	118,900	—	118,900

Goodwill	Indefinite	$66,134	—	66,134	66,134	—	66,134

Total		$451,334	$(15,051)	$436,283	$451,334	$(2,595)	$448,739

As of June 30, 2020, expected amortization expense for unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Remainder of 2020	$12,456
2021	24,912
2022	24,912
2023	24,912
2024	24,619
Thereafter	139,438
Total amortization	$251,249

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

Disaggregation of Revenue

The Company’s revenues disaggregated by product category, for the three and six months ended June 30, 2020 and June 30, 2019 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Glaucoma	$24,948	$58,600	$69,081	$112,626
Corneal Health	6,610	—	17,813	—
Total	$31,558	$58,600	$86,894	$112,626

The following table presents the Company’s revenues disaggregated by geography for the three and six months ended June 30, 2020 and June 30, 2019 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
United States	$24,169	$48,088	$65,553	$92,305
International	7,389	10,512	21,341	20,321
Total net sales	$31,558	$58,600	$86,894	$112,626

Contract Balances

Contract Assets

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days for glaucoma and corneal health products, though extended payment terms on corneal health products may be offered. However, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of June 30, 2020 and December 31, 2019, all amounts included in accounts receivable, net on the condensed consolidated balance sheets are related to contracts with customers.

Sales commissions earned on U.S. sales of KXL systems are capitalized as the commissions represent costs to obtain a contract and the amortization period is deemed greater than one year. These costs are deferred in other assets on the Company’s condensed consolidated balance sheet, net of the short term portion included in prepaid assets and other current assets, and are amortized as a sales and marketing expense on a straight-line basis over the expected period of benefit. Capitalized sales commissions and the related amortization expense included in the condensed consolidated financial statements were immaterial as of June 30, 2020 and December 31, 2019.

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

Additionally, in the U.S. the Company has a performance obligation related to its customers’ right to a future discount on single dose pharmaceutical purchases, and, to a lesser extent, extended warranty service contracts. The amount allocated to the customers’ right to a future discount is expected to be recognized when the customer elects to utilize the discount, which is generally within one year. As of June 30, 2020 and December 31, 2019, this amount was immaterial as was the amount allocated to extended warranty service contracts.

During the three and six months ended June 30, 2020 and June 30, 2019, the Company did not recognize any revenue related to material changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

The Company’s net sales within a fiscal year may be impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year.

Note 9.  Convertible Senior Notes

In June 2020, the Company issued $287.5 million in aggregate principal amount of 2.75% Convertible Senior Notes due 2027 (Convertible Notes) pursuant to an indenture dated June 11, 2020, between the Company and Wells Fargo Bank, National Association, as trustee (the Indenture), in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 2.75% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The Convertible Notes will mature on June 15, 2027, unless earlier converted, redeemed or repurchased in accordance with their terms. In connection with issuing the Convertible Notes, the Company received $242.2 million in proceeds, after deducting fees and offering expenses and paying the cost of the capped call transactions described below.

The Convertible Notes may be converted at the option of the holders at any time prior to the close of business on the business day immediately preceding March 15, 2027, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period immediately after any ten consecutive trading day period (the Measurement Period) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate in effect on each such trading day; (3) with respect to any Convertible Notes the Company calls for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date, even if the Convertible Notes are not otherwise convertible at such time; or (4) upon the occurrence of specified corporate events. On or after March 15, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture. The Company’s current intent is to settle the principal amount of the Convertible Notes in cash upon conversion, with any remaining conversion value being delivered in shares of our common stock.

The conversion rate for the Convertible Notes will initially be 17.8269 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $56.10 per share of the Company’s common stock). The conversion rate is subject to adjustment in some events in accordance with the terms of the Indenture but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event or notice of redemption, as the case may be.

The Company may not redeem the Convertible Notes prior to June 20, 2024. The Company may redeem for cash all or any portion of the Convertible Notes, at its option, on or after June 20, 2024 but before the 45th scheduled trading day immediately preceding the maturity date, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect on (i) each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption and (ii) the trading day immediately preceding the date the Company sends such notice, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Notes.

If the Company undergoes a fundamental change (as defined in the Indenture), holders may require the Company to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was $189.8 million, which was calculated by using a discount rate of 9.5%, which was estimated to be the Company’s borrowing rate on the issuance date for a similar debt instrument without the conversion feature. The carrying amount of the equity component was $97.7 million, which represents the conversion option, and was determined by deducting the fair value of the liability component from the par value of the Convertible Notes. The equity component of the Convertible Notes is included in additional paid-in capital in the condensed consolidated balance sheets and will not be subsequently remeasured as long as it continues to meet the conditions for equity classification. The difference between the principal amount of the Convertible Notes and the liability component (the debt discount) is amortized to interest expense in the condensed consolidated statements of operations using the effective interest method over the term of the Convertible Notes.

Total transaction costs for the issuance of the Convertible Notes were $9.6 million, consisting of the initial purchasers’ discount, commissions, and other issuance costs. The Company allocated the total transaction costs proportionally to the liability and equity components. The transaction costs attributed to the liability component were $6.3 million, which were recorded as debt issuance costs (presented as contra debt in the Company’s condensed consolidated balance sheets) and are amortized to interest expense in the condensed consolidated statements of operations over the term of the Convertible Notes. The transaction costs attributed to the equity component were $3.3 million, which were included in additional paid-in capital.

Interest expense relating to the Convertible Notes in the condensed consolidated statements of operations for the three and six months ended June 30, 2020 are summarized as follows (in thousands):

June 30,
2020
Contractual interest expense	$417
Amortization of debt discount (i)	523
Amortization of debt issuance costs (ii)	34
Total interest expense	$974

(i)	The effective interest rate on the liability component of the 2027 Notes was 9.5% for the three and six months ended June 30, 2020. As of June 30, 2020, the unamortized debt discount was $97.2 million and will be amortized over 6.9 years.
(ii)	As of June 30, 2020, the unamortized debt issuance cost for the Convertible Notes was $6.3 million.

As of June 30, 2020, the convertible senior notes on the condensed consolidated balance sheets represented the carrying amount of the liability component of the Convertible Notes, net of unamortized debt discounts and debt issuance costs, which are summarized as follows (in thousands):

June 30,
2020
Convertible Notes	$287,500
Less: Unamortized debt discount and debt issuance costs	(103,501)
Carrying amount of Convertible Notes	$183,999

Capped Call Transactions

In connection with the offering of the Convertible Notes, in June 2020 the Company entered into privately negotiated capped call transactions with certain financial institution (the Option Counterparties) and used an aggregate $35.7 million of the net proceeds from the Convertible Notes to pay the cost of the capped call transactions. The capped call transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the Convertible Notes or at the Company’s election (subject to certain conditions) offset any cash payments the Company is required to make in excess of the aggregate principal amount of converted Convertible Notes, as the case may be, with such reduction or offset subject to a cap based on the cap price. The cap price of the capped call transactions will initially be $86.30 per share, which represents a premium of 100% over the last reported sale price of the Company’s common stock on June 8, 2020, and is subject to certain adjustments under the terms of the capped call transactions. The capped calls have an initial strike price of approximately $56.10 per share, subject to certain adjustments, which corresponds to the conversion option strike price in the Convertible Notes. The capped call transactions cover, subject to customary adjustments, the number of shares of common stock initially underlying the Convertible Notes (or approximately 5.1 million shares of the Company’s common stock).

The capped call transactions are separate transactions that the Company entered into with the Option Counterparties, are not part of the terms of the Convertible Notes and will not change the holders’ rights under the Convertible Notes. As the capped call transactions meet certain accounting criteria, the cost of the capped call transactions of $35.7 million was recorded as a reduction in additional paid-in capital in the condensed consolidated balance sheets and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of June 30, 2020, the Company had not purchased any shares under the capped call transactions.

Note 10.  Stock-Based Compensation

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

During the second quarter of 2020, the cash-settled options granted to certain former Avedro executives were modified to be equity-settled and to extend the expiration date of certain tranches to December 31, 2020. A liability of $2.2 million related to the cash-settled options that was previously included in accrued liabilities was, as a result of the modification, reclassified to additional paid-in capital.

All share-based compensation arrangements

The following table summarizes the allocation of stock-based compensation related to stock options and RSUs and includes Replacement Awards, as well as cash-settled stock options in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of sales	$511	$270	$972	$493
Selling, general and administrative	8,389	6,340	18,646	11,837
Research and development	1,997	1,637	5,284	3,046
Total	$10,897	$8,247	$24,902	$15,376

At June 30, 2020, the total unamortized stock-based compensation expense was approximately $62.9 million of which $27.5 million was attributable to stock options and is to be recognized over the stock options’ remaining vesting terms of approximately 4.0 years (2.1 years on a weighted average basis). The remaining $35.4 million was attributable to RSUs and is to be recognized over the restricted stock units’ vesting terms of approximately 4.0 years (3.0 years on a weighted-average basis).

The total stock-based compensation cost capitalized in inventory was not material for the three and six month periods ended June 30, 2020 and June 30, 2019.

Note 11.  Income Taxes

The provision for income taxes is determined using an estimated annual effective tax rate. For the three and six months ended June 30, 2020, the Company’s estimated effective tax rate of 15.6% and 7.7%, respectively, was lower than the U.S. federal statutory rate primarily due to the generation of U.S. NOL carryforwards, which were partially offset by a valuation allowance, as well as state and foreign income taxes. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of NOL carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets.

Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings. As a result, for the three and six months ended June 30, 2020, the Company recorded a benefit for income taxes of $7.4 million and $7.8 million, respectively. For the three and six months ended June 30, 2019, the Company recorded a provision for income taxes of $72,000 and $0.2 million, respectively, which was primarily comprised of state and foreign income taxes.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities, along with NOL and tax credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. For the three and six months ended June 30, 2020, the Company has recorded a valuation allowance against its deferred tax asset which are more likely than not to be realized.

Additionally, the Company follows an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. As of June 30, 2020 and June 30, 2019, the Company had gross unrecognized tax benefits of $18.7 million and $13.6 million, respectively.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The CARES Act is an emergency economic stimulus package that includes spending and tax relief measures to strengthen the United States economy and fund a nationwide effort to curtail the effects of COVID-19. Some of the more significant provisions which are expected to impact the Company’s condensed consolidated financial statements include increasing the NOL carryback period for certain losses to five years, which, prior to the CARES Act, the impacted NOLs were not eligible for carryback due to the Tax Cuts and Jobs Act, and accelerating the refund of alternative minimum tax credits. For the three and six months ended June 30, 2020, the Company has recorded a U.S. federal benefit for income taxes of $0.4 million for the estimated impact of the CARES Act on its tax provision. While the Company does not expect future material impacts from the CARES Act, due to the recent enactment date, the Company will continue to analyze its impact in subsequent quarters.

Note 12.  Commitments and Contingencies

Patent Litigation

On April 14, 2018, the Company filed a patent infringement lawsuit against Ivantis, Inc. (Ivantis) in the U.S. District Court for the Central District of California, Southern Division (the Court), alleging that Ivantis’ Hydrus© Microstent device infringes the Company’s U.S. Patent Nos. 6,626,858 and 9,827,143. In August 2018, Ivantis filed counterclaims alleging that the Company’s iStent inject infringes three patents which Ivantis acquired after the start of the litigation (Acquired Patents). On March 18, 2019, the Court granted the Company’s early motion for summary judgment, finding that the Company does not infringe the Acquired Patents. Fact discovery on the Company’s claims against Ivantis closed in September 2019, and trial is scheduled to begin on or around March 9, 2021. Additionally, Ivantis filed five Inter Partes Review (IPR) petitions with the Patent Trial and Appeal Board (PTAB) on the patents the Company has asserted in the litigation. The PTAB denied institution of all five petitions. Discovery closed in early 2020, after which, the parties filed and the Court ruled on a series of motions seeking to limit the issues for trial. For example, Ivantis agreed not to contest infringement of several claims of the ‘143 patent under the Court’s claim constructions and the Court granted the Company’s motion for summary judgment regarding the validity of one such claim (claim 30).  Although positive for the Company, following the trial Ivantis will have the option of appealing the decisions. With respect to the matters described above, the Company is currently unable to predict the ultimate outcome of the matters or reasonably estimate a possible loss or range of loss, and thus, no amounts have been accrued in the condensed consolidated financial statements.

Secured Letters of Credit

The Company had a bank issue a letter of credit in the amount of $8.8 million that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account of approximately $8.8 million as of June 30, 2020 and December 31, 2019. Beginning as of the first day of the thirty-seventh month of the lease term, and on each twelve month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

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

As of June 30, 2020 the Company has accrued $0.8 million of restructuring plan costs, has paid approximately $4.1 million in separation costs since the inception of the plan, and expects to incur a total of approximately $5.3 million in restructuring charges upon completion of the plan, which is expected to be completed in 2021. The recognition of restructuring charges requires that the Company make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reductions of workforce. At the end of each reporting period, the Company will evaluate the remaining accrued balance to ensure appropriateness with the Company’s restructuring plans.

A reconciliation of the beginning and ending balance of the restructuring reserve, included in accrued liabilities on the condensed consolidated balance sheet, is as follows (in thousands):

Six months ended
June 30, 2020

Balance at beginning of period	$4,096
Total restructuring accrual charges	796
Employee separation payments	(4,085)
Balance at end of period	$807

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the UC Agreement) with the Regents of the University of California (the University) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the University a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the UC Agreement, Glaukos agreed to pay to the University a low single-digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $0.5 million. This ongoing product payment terminates on the date that the last of the Patent Rights expires, which is currently expected to be in 2022. For the three months ended June 30, 2020 and June 30, 2019, the Company recorded approximately $0.6 million and $1.5 million, respectively, in cost of sales in connection with the product payment. For the six months ended June 30, 2020 and June 30, 2019, the Company recorded approximately $1.7 million and $2.8 million, respectively, in cost of sales in connection with the product payment.

GMP Visions Solutions, Inc.

In November 2013, the Company entered into an amended agreement (the Buyout Agreement) with GMP Vision Solutions, Inc. (GMP) pursuant to which the Company agreed to buyout any remaining royalty obligations related to the transfer and assignment of certain intellectual property from GMP to the Company. Pursuant to the Buyout Agreement, in the event of a Company sale as defined therein, the Company would be required to pay GMP a percentage of the sale consideration above a certain threshold, with such payment not to exceed $2.0 million.

Executive Deferred Compensation Plan

Pursuant to the Company’s Deferred Compensation Plan, eligible senior level employees are permitted to make elective deferrals of compensation to which he or she will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of COLIs. The fair value of the Deferred Compensation Plan liability, included in other liabilities on the condensed consolidated balance sheets, was approximately $4.1 million and $3.7 million as of June 30, 2020 and December 31, 2019, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the condensed consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $4.2 million and $3.5 million as of June 30, 2020 and December 31, 2019, respectively.

Global enterprise systems implementation

In the first quarter of 2019, the Company began implementing new enterprise systems and other technology optimizations and facilities infrastructure globally. The Company’s new enterprise system went live in May 2020; therefore, software services costs along with any associated implementation costs after May 1, 2020 are being capitalized in accordance with the Company’s policy. As of June 30, 2020, the Company has firm purchase commitments related to software costs and these systems implementations of approximately $5.4 million.

Note 13.  Business Segment Information

The Company has one business activity: the development and commercialization of therapies designed to treat glaucoma, corneal disorders and retinal diseases, and operates as one operating segment. The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company’s revenues disaggregated by revenue and product category are included in Note 8, Revenue from Contracts with Customers. The

Company’s chief operating decision-maker, its Chief Executive Officer, reviews its consolidated operating results for the purpose of allocating resources and evaluating financial performance.

lNote 14.  Subsequent Event

In July 2020, the Company extended the term of each of the leases for its two San Clemente, California headquarters facilities by five years and five months. Each of these leases now expires on May 31, 2030, and each contains an option to extend the lease for one additional five year period at market rates. In conjunction with these extensions, each of the lease landlords agreed to provide the Company with a tenant improvement allowance in the amount of the cost of certain leasehold improvements, upon the Company providing the necessary documentation evidencing the costs of the allowable leasehold improvements, and rent abatement totaling approximately $0.8 million in the aggregate.

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

Impact of COVID-19 Pandemic and Current Economic Environment

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. The World Health Organization declared COVID-19 to be a “pandemic,” spreading across the globe and impacting worldwide economic activity. In the U.S., certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives, including restrictions on elective procedures and therapies, aimed at minimizing the spread of COVID-19. Although some of these governmental restrictions have since been lifted or scaled back, recent and future surges of COVID-19 may result in restrictions being re-implemented in response to efforts to reduce the spread of COVID-19. The COVID-19 pandemic and subsequent economic slowdown has materially impacted and is expected to continue to materially impact global demand for our products, which are used in procedures and therapies that are considered elective. This decrease in demand was most significantly felt in the latter part of the quarter ended March 31, 2020 and the earlier part of the quarter ended June 30, 2020. Beginning in May 2020, we began to see a return toward more normalized levels for cataract and keratoconus procedures and we expect this trend to continue into later 2020, provided that the lifting of restrictions on elective procedures and therapies continues and such restrictions are not reimposed. The ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 outbreak, the status of health and safety actions taken to contain its spread and any additional preventative and protective actions that governments, or we, may direct, any resurgence of COVID-19 that may occur and how quickly and to what extent economic and operating conditions normalize within the markets in which we operate.

We are also actively assessing the impact of COVID-19 on our clinical trials and other pipeline products. The closure of ophthalmic practices and deferral of elective procedures beginning in the first quarter of 2020 in response to COVID-19 disrupted new patient enrollment in our ongoing clinical trials. This disruption has continued into July 2020 even as facilities begin to reopen and as doctors prioritize clearing their patient backlog over clinical trial enrollment. In particular, patient enrollment for our iDose clinical trials remains impacted, which could ultimately delay the iDose approval timeline, although we continue to analyze enrollment trends and our timeline expectations for a potential FDA approval of this product in 2022.

We have taken a number of steps aimed at minimizing the spread of COVID-19 and protecting our employees, including shifting the majority of our workforce to remote operations. We have maintained streamlined manufacturing and assembly processes in order to consistently provide product to our customers who depend on us. In addition to other health and safety protocols that follow applicable guidance and regulations, employees involved in such operation-critical processes have been organized into a number of small shifts designed to minimize the time any one individual is required to be onsite. We have also sought to preserve our cash position by instituting a number of cost saving initiatives, including temporary reductions in discretionary spending and capital expenditures, as well as a temporary salary reduction for our executive team, senior leadership, and many others throughout the company. We currently anticipate restoring full salaries for our impacted employees in the third quarter of 2020 with the restoration of senior management’s full salaries in the fourth quarter of 2020. These actions were designed to preserve jobs and core research and development programs. We also temporarily deferred a significant portion of our planned 2020 capital expenditures, particularly those related to facilities expansion and consolidation plans, although we have started to reinstitute our plans to move forward with the planned capital expenditures as state and local governments begin to authorize reopenings. Further, in June 2020, we issued an aggregate principal amount of $287.5 million of 2.75% convertible notes due 2027 (the Convertible Notes), the proceeds of which are expected to be used for working capital and general corporate purposes. As of June 30, 2020, we had cash, cash equivalents, short-term investments, and restricted cash of approximately $404.3 million, compared to $183.3 million as of December 31, 2019.

While we expect that the impact of COVID-19 on our sales and operations was the most severe in the second quarter ended June 30, 2020, the extent of the impact of the COVID-19 pandemic on our business and financial results will depend on future developments, including the duration and extent of the severity and spread of the pandemic, any further health and safety actions taken to contain its spread, any possible resurgence of COVID-19 that may occur and how quickly and to what extent normal economic and operating conditions can resume within the markets in which we operate, each of which are highly uncertain at this time and outside of our control. For additional information, see the section titled Risks Related to Our Business within Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Financial Overview

Our net sales decreased to $31.6 million for the three months ended June 30, 2020 from $58.6 million for the three months ended June 30, 2019. Net sales decreased to $86.9 million for the six months ended June 30, 2020 from $112.6 million for the six months ended June 30, 2019. We incurred net losses of $39.9 million and $6.3 million for the three months ended June 30, 2020 and June 30, 2019 respectively, and incurred net losses of $94.0 million and $7.7 million for the six months ended June 30, 2020 and June 30, 2019 respectively. The COVID-19 pandemic and measures intended to reduce its spread had a material impact on our net sales for the three and six months ended June 30, 2020.

As of June 30, 2020, we had an accumulated deficit of $283.7 million.

Material Changes and Transactions

Convertible Senior Notes

In June 2020, we issued $287.5 million in aggregate principal amount of 2.75% Convertible Senior Notes due in 2027 (Convertible Notes) pursuant to an indenture, dated June 11, 2020, between us and Wells Fargo Bank, National Association, as trustee (the Indenture), in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The Convertible Notes are senior unsecured obligations of ours and bear interest at a rate of 2.75% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The Convertible Notes will mature on June 15, 2027, unless earlier converted, redeemed or repurchased in accordance with their terms. In connection with issuing the Convertible Notes, we received $242.2 million in proceeds, after deducting fees and offering expenses and paying the cost of certain capped call transactions. These proceeds will be used for working capital and general corporate purposes.

For additional information, see Note 9, Convertible Senior Notes to the condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

Total consideration for the Avedro Merger was $437.8 million. The consideration consisted of Glaukos common stock valued at $406.8 million issued to replace Avedro common stock, Glaukos shares valued at $0.2 million to replace certain vested Avedro warrants, and $30.8 million of value attributable to the pre-combination services associated with replacement of all Avedro outstanding and unexercised stock option awards and all unvested restricted stock units (Replacement Awards). See Note 2, Note 4, Note 6 and Note 7 to the condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information on our Avedro Merger.

Factors Affecting Our Performance

In addition to the disruption resulting from COVID-19, the full effects of which at this time are difficult to predict, our operations to date have been, and we believe our future growth will be, impacted by the following:

●	the rate at which we expand our global sales and marketing infrastructure, and the speed at which we can continue increasing awareness of our products to patients and physicians;
●	our industry is highly competitive and subject to rapid and profound technological, market and product-related changes. Our success depends, in part, upon our ability to maintain a competitive position in the development of new products for the treatment of chronic eye diseases;
●	publications of clinical results by us, our competitors and other third parties can have a significant influence on whether, and the degree to which, our products are used by physicians and the procedures and treatments those physicians choose to administer to their patients;
●	the physicians who use our products may not perform procedures during certain times of the year, due to seasonality patterns typical for certain of our procedures, or when they are away from their practices for various reasons;
●	our ability to successfully integrate the Avedro business into our operations and expand our sales into the corneal health market; and
●	most of our sales outside of the U.S. are denominated in the local currency of the country in which we sell our products. As a result, our revenue from international sales is impacted by fluctuations in foreign currency exchange rates.

Further, subject to our temporary costs saving initiatives and spending deferrals due to COVID-19, we have made and expect to continue to make significant investments in our global sales force, marketing programs, research and development activities, clinical studies, and general and administrative infrastructure. FDA-approved investigational device exemption (IDE) or investigational new drug (IND) studies and new product development programs in our industry are expensive. We have incurred a significant increase in administrative costs since we began operating as a public company. Our operating expenses have increased significantly following our acquisition of Avedro, and we also expect to incur additional construction costs related to our new facility in Aliso Viejo, California.

We expect our near-term 2020 revenues to reflect competitive dynamics and the disruption resulting from COVID-19, the full effects of which at this time are difficult to predict.

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

While net sales may increase as we expand our global sales and marketing infrastructure and continue to increase awareness of our products by expanding our sales base and increasing our marketing efforts, we also expect that our net sales within a fiscal year may be impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year. Additionally, for several years we had commercialized our products in the U.S. with few or no direct competitors. Other products have now become available in the U.S. and globally, or are in development by third parties, that have entered or could enter the market and which may affect adoption of or demand for our products. These other products could achieve greater commercial acceptance or demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our products, which could adversely impact our net sales. The current COVID-19 pandemic may impact our commercial performance and trends in future reporting periods.

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

Beginning in the fourth quarter of 2019, cost of sales has included amortization of the $252.2 million developed technology intangible assets recognized in connection with the Avedro Merger. For the three and six months ended June 30, 2020, the amortization expense was $5.5 million and $11.0 million, respectively. Additionally beginning in the fourth quarter of 2019, cost of sales has included amortization of the fair market value inventory adjustment recorded in connection with the Avedro Merger, which for the three and six months ended June 30, 2020 was $9.7 million and $19.3 million, respectively.

Our future gross profit as a percentage of net sales, or gross margin, will be impacted by numerous factors including commencement of sales of products in our pipeline, or any other future products, which may have higher product costs. Our gross margin will also be affected by manufacturing inefficiencies that we may experience as we attempt to manufacture our products on a larger scale, manufacture new products and change our manufacturing capacity or output. Additionally, our gross margin will continue to be affected by the aforementioned expense related to the UC Agreement and the acquisition fair market value inventory adjustment rollout related to the Avedro Merger. See Note 6, Business Combinations in the condensed consolidated financial statements of Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information on our Avedro Merger. The current COVID-19 pandemic may impact our gross profit margins given the potential impact to net sales in future periods.

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

The Avedro Merger has resulted in additional integration expenses and personnel-related expenses, primarily stock-based compensation and restructuring expenses during the six months ended June 30, 2020. Additionally, SG&A will be impacted by the amortization of certain finite-lived intangible assets acquired as a result of the Avedro Merger, along with Avedro’s normal and recurring SG&A expenses.

We expect SG&A expenses to continue to grow as a result of the Avedro Merger as we increase our global sales and marketing infrastructure and general administration infrastructure in the United States; however, as previously noted we have sought to preserve our cash position by instituting a number of cost saving initiatives, including substantial reductions in discretionary spending, including variable expense associated with salesperson commissions and marketing, capital expenditures, as well as a temporary salary reduction for many of our employees. We currently anticipate restoring full salaries for our impacted employees beginning in the third quarter, and we have started to reinstitute our plans to move forward with the planned capital expenditures as state and local governments begin to authorize reopenings. We also expect other nonemployee-related costs, including sales and marketing program activities for new products, outside services and accounting and general legal costs to increase as our overall operations grow. The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as on the timing of any new product launches and other potential business and operational activities.

Research and Development

Our R&D activities primarily consist of new product development projects, pre-clinical studies, IDE and IND studies, and other clinical trials. Our R&D expenses primarily consist of personnel-related expenses, including salaries, fringe benefits and stock-based compensation for our R&D employees; research materials; supplies and services; and the costs of conducting clinical studies, which include payments to investigational sites and investigators, clinical research organizations, consultants, and other outside technical services and the costs of materials, supplies and travel. We expense R&D costs as incurred. We expect our R&D expenses to continue to increase as we initiate and advance our development programs, including our expanding surgical, pharmaceutical and IOP sensor development efforts and clinical trials across glaucoma, retinal disease and corneal health. However as previously noted we have sought to preserve our cash position by instituting a number of cost saving initiatives, including substantial reductions in discretionary spending associated with earlier stage development programs many of which we plan to allocate funding beginning in the third quarter.

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

In-process research and development

Our in-process research and development (IPR&D) expenses relate to the acquisition of DOSE Medical Corporation (DOSE) in which DOSE became a wholly-owned subsidiary of the Company. DOSE is developing multiple micro-invasive, sustained-released, bioerodible drug delivery platforms designed to be used in the treatment of various retinal diseases, including age-related macular degeneration and diabetic macular edema. Certain DOSE assets were in the development-stage at the time of purchase and were determined to have no alternative future use.

Non-Operating (Expense) Income, Net

Non-operating (expense) income, net primarily consists of interest expense associated with our finance lease for our Aliso Viejo, California facility and for our Convertible Notes, interest income derived from our short-term investments, and unrealized gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar, primarily related to intercompany loans.

Income Taxes

Our tax provision is comprised of U.S. federal and state income and franchise taxes as well as foreign income taxes. Our net deferred tax liability of $15.3 million at June 30, 2020 represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets, as well as deferred tax liabilities recorded to additional paid-in capital within the condensed consolidated statement of stockholders’ equity which were not available to offset our deferred tax assets. We continue to provide a full valuation allowance against our other net deferred tax assets.

We record reserves for uncertain tax positions where we believe the ability to sustain the tax position does not reach the more likely than not threshold.

Results of Operations

Comparison of Three Months Ended June 30, 2020 and June 30, 2019 (in thousands):

	Three Months Ended
	June 30,		% Increase
(dollars in thousands)	2020	2019	(decrease)
Statements of operations data:
Net sales	$31,558	$58,600	(46)%
Cost of sales	21,668	7,870	175%
Gross profit	9,890	50,730	(81)%
Operating expenses:
Selling, general and administrative	38,116	37,656	1%
Research and development	18,971	17,069	11%
In-process research and development	-	2,245	NM
Total operating expenses	57,087	56,970	-%
Loss from operations	(47,197)	(6,240)	NM
Total non-operating (expense) income, net	(81)	3	NM
Income tax (benefit) provision	(7,384)	72	NM
Net loss	$(39,894)	$(6,309)	NM

NM = Not Meaningful

Net Sales

Net sales for the three months ended June 30, 2020 and June 30, 2019 were $31.6 million and $58.6 million, respectively, reflecting a decrease of $27.0 million or 46%.

Net sales of glaucoma products in the United States were $18.3 million and $48.1 million for the three months ended June 30, 2020 and June 30, 2019, respectively, decreasing by 62% primarily due to the disruption resulting from

COVID-19 and competitive dynamics. International sales of glaucoma products for the three months ended June 30, 2020 and June 30, 2019 were $6.7 million and $10.5 million, respectively, decreasing by 36%. The decrease in net sales internationally was due to the disruption resulting from COVID-19.

The decrease in net sales of glaucoma products was partially offset by a $6.6 million increase in net sales generated from our corneal health products as a result of our Avedro Merger on November 21, 2019, which was comprised of approximately $5.9 million in U.S. sales, including $5.2 million of Photrexa sales, using our direct sales operations and approximately $0.7 million in net sales with distributors being used in certain international locations where we do not have a direct commercial presence. Sales of corneal health products were negatively impacted by disruption resulting from COVID-19.

Pricing for our products was not a significant contributing factor to the change in net sales for the three months ended June 30, 2020.

Cost of sales

Cost of sales for the three months ended June 30, 2020 and June 30, 2019 were $21.7 million and $7.9 million, respectively, reflecting an increase of $13.8 million. The increase was primarily comprised of approximately $9.7 million related to the acquisition fair market value inventory adjustment rollout, $5.5 million related to amortization of certain finite-lived intangible assets acquired, both of which are related to the Avedro Merger. Our gross margin was 31% for the three months ended June 30, 2020 and 87% for the three months ended June 30, 2019. The decreased gross margin resulted primarily from the impact of the aforementioned accounting adjustments related to the Avedro Merger, reduced net sales as a result of the COVID-19 pandemic, and changes in product mix, most notably the inclusion of lower margin products related to the Avedro Merger.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended June 30, 2020 and June 30, 2019 were $38.1 million and $37.7 million, respectively, reflecting an increase of approximately $0.5 million or 1%.

The acquisition of Avedro resulted in an increase in SG&A expenses of $2.6 million that were not present in our results for the three months ended June 30, 2019. These expenses were primarily comprised of $1.9 million due to stock-based compensation resulting from post-combination services associated with the Replacement Awards and amortization of finite-lived intangible assets acquired of approximately $0.7 million. In connection with the Avedro Merger, we implemented a restructuring plan in December 2019 that includes an estimated headcount reduction of 40 employees and a reallocation of responsibilities primarily within the SG&A functions. As of June 30, 2020 we have accrued $0.8 million of restructuring plan costs, having previously incurred approximately $4.1 million in restructuring costs and we expect to incur a total of approximately $5.3 million in restructuring charges upon completion of the plan, which we expect to be completed in 2021.

We also incurred $4.6 million in normal and recurring Avedro SG&A expenses during the three months ended June 30, 2020 that were not in our 2019 results primarily comprised of commercial personnel and discretionary spending of $3.5 million and general and administrative personnel and discretionary spending of $1.1 million.

The above increase in expenses was primarily offset by reductions in SG&A expenses for the three months ended June 30, 2020 primarily consisting of approximately $1.9 million in reduced compensation and related employee expenses as a result of cost-saving measures implemented in response to the COVID-19 pandemic through temporary salary reductions for our executive team, senior leadership, and many others throughout the company, a decrease of approximately $2.3 million in professional services and software systems costs related to our global enterprise systems implementation and a decrease of approximately $0.4 million related to our previously-disclosed patent litigation.

Research and Development Expenses

R&D expenses for the three months ended June 30, 2020 and June 30, 2019 were $19.0 million and $17.1 million, respectively, reflecting an increase of $1.9 million or 11%.

The acquisition of Avedro resulted in an increase in R&D expenses of $0.3 million that were not in our results for the three months ended June 30, 2019, primarily comprised of stock-based compensation resulting from post-combination services associated with the Replacement Awards.

We incurred $5.1 million in normal and recurring Avedro R&D expenses during the quarter ended June 30, 2020 that were not in our 2019 results primarily comprised of $1.9 million in compensation and related employee expenses with the remaining $3.2 million spent on the continued development of a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (often referred to as “epi-on”), as well as projects for presbyopia and earlier stage technology and therapeutic investments.

The remaining change in R&D expenses was primarily due to an overall decrease of approximately $3.6 million in other core R&D and clinical expenses, including a reduction of $1.6 million associated with inventory and supplies for iDose and future iStent product candidates. Additionally, there was a decrease of approximately $0.3 million resulting from reduced compensation and related employee expenses as a result of cost-saving measures implemented in response to the COVID-19 pandemic through temporary salary reductions for our executive team, senior leadership, and many others throughout the company.

In-process research and development expenses

IPR&D expenses for the three months ended June 30, 2019 were $2.2 million related to the purchase of certain DOSE assets. There were no IPR&D expenses for the three months ended June 30, 2020.

Non-Operating (Expense) Income, Net

We had non-operating expense, net of $0.1 million for the three months ended June 30, 2020 and non-operating income, net of $3,000 June 30, 2019. The change to non-operating expense, net primarily relates to interest expense recognized related to the Convertible Notes, offset by recognition of unrealized foreign currency gains due to higher intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates.

Income Tax Provision

Our effective tax rate for the second quarter of 2020 was 15.6%. For the three months ended June 30, 2020 and June 30, 2019, we recorded a (benefit)/provision for income taxes of $(7.4) million and $72,000, respectively. The tax benefit for the second quarter of 2020 was primarily the result of the deferred tax liability recorded in conjunction with the Convertible Notes as a source of taxable income to benefit current year losses, partially offset by current U.S. state and foreign income taxes. The tax provision recorded for the second quarter of 2019 primarily related to current U.S. state and foreign income taxes.

Comparison of Six Months Ended June 30, 2020 and June 30, 2019 (in thousands):

	Six Months Ended
	June 30,		% Increase
(dollars in thousands)	2020	2019	(decrease)
Statements of operations data:
Net sales	$86,894	$112,626	(23)%
Cost of sales	54,197	14,981	NM
Gross profit	32,697	97,645	(67)%
Operating expenses:
Selling, general and administrative	88,662	72,581	22%
Research and development	43,844	30,999	41%
In-process research and development	-	2,245	NM
Total operating expenses	132,506	105,825	25%
Loss from operations	(99,809)	(8,180)	NM
Total non-operating (expense) income, net	(1,977)	723	NM
Income tax (benefit) provision	(7,834)	194	NM
Net loss	$(93,952)	$(7,651)	NM

Net Sales

Net sales for the six months ended June 30, 2020 and June 30, 2019 were $86.9 million and $112.6 million, respectively, reflecting a decrease of $25.7 million or 23%.

Net sales of glaucoma products in the United States were $50.8 million and $92.3 million for the six months ended June 30, 2020 and June 30, 2019, respectively, decreasing by 45% primarily due to the disruption resulting from COVID-19, the first quarter impact of promotional activities relating to sales of iStent products near the end of 2019, and the impact of integration activities relating to the Avedro Merger, and competitive dynamics. International sales of glaucoma products for the six months ended June 30, 2020 and June 30, 2019 were $18.2 million and $20.3 million, respectively, decreasing by 10%. The decrease in net sales primarily related to the disruption resulting from COVID-19, partially offset by sales expansion into certain of our existing international markets.

The decrease in net sales of glaucoma products was partially offset by an $17.8 million increase in corneal health products as a result of our Avedro Merger on November 21, 2019, which was comprised of approximately $14.7 million in U.S. sales using our direct sales operations and approximately $3.1 million in net sales with distributors being used in certain international locations where we do not have a direct commercial presence. Sales of corneal health products were negatively impacted by integration activities related to the Avedro Merger and disruption resulting from COVID-19.

Pricing for our products was not a significant contributing factor to the change in net sales for the six months ended June 30, 2020.

Cost of sales

Cost of sales for the six months ended June 30, 2020 and June 30, 2019 were $54.2 million and $15.0 million, respectively, reflecting an increase of $39.2 million. The increase was primarily comprised of approximately $19.3 million related to the acquisition fair market value inventory adjustment rollout, $11.0 million related to amortization of certain finite-lived intangible assets acquired, both of which are related to the Avedro Merger, and $7.4 million related to inventory write-off charges and COVID-19 related excess and obsolete inventory reserves. Our gross margin was 38% for the six months ended June 30, 2020 and 87% for the six months ended June 30, 2019. The decreased gross margin resulted primarily from decreased sales as a result of the COVID-19 pandemic, the impact of the aforementioned accounting adjustments related to the acquisition of Avedro, as well as inventory write-off charges and COVID-19 related excess and obsolete inventory reserves, and changes in product mix, most notably the inclusion of lower margin products related to the Avedro Merger.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended June 30, 2020 and June 30, 2019 were $88.7 million and $72.6 million, respectively, reflecting an increase of approximately $16.1 million or 22%.

The acquisition of Avedro resulted in an increase in SG&A expenses of $8.7 million that were not present in our results for the six months ended June 30, 2019. These expenses were primarily comprised of $6.1 million due to stock-based compensation resulting from post-combination services associated with the Replacement Awards, $0.8 million related to legal, financial advisory and other transaction costs associated with the acquisition, and amortization of finite-lived intangible assets acquired of approximately $1.4 million.

We also incurred $10.6 million in normal and recurring Avedro SG&A expenses during the six months ended June 30, 2020 that were not in our 2019 results, primarily comprised of $6.2 million in compensation and related employee expenses and approximately $1.2 million in consulting and professional services and marketing.

The above increases in SG&A expenses for the six months ended June 30, 2020 were partially offset by decreases of approximately $3.2 million in professional services and software systems costs related to our global enterprise systems implementation and approximately $0.7 million in compensation and related employee expenses associated with our cost-saving measures as a result of the COVID-19 pandemic. For the six month ended June 30, 2020, there was an increase of approximately $0.4 million related to our previously-disclosed patent litigation.

Research and Development Expenses

R&D expenses for the six months ended June 30, 2020 and June 30, 2019 were $43.8 million and $31.0 million, respectively, reflecting an increase of $12.8 million or 41%.

The acquisition of Avedro resulted in an increase in R&D expenses of $2.1 million that were not in our results for the six months ended June 30, 2019, primarily comprised of stock-based compensation resulting from post-combination services associated with the Replacement Awards.

We incurred $10.7 million in normal and recurring Avedro R&D expenses during the six months ended June 30, 2020 that were not in our 2019 results primarily comprised of $4.4 million in compensation and related employee expenses with the remaining $6.3 million primarily spent on the continued development of a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (often referred to as “epi-on”), as well as projects for presbyopia and earlier stage technology and therapeutic investments.

The remaining change in R&D expenses was primarily due approximately $0.5 million in increased compensation and related employee expenses as well as an overall decrease of approximately $1.6 million in other core R&D and clinical expenses, primarily related to a reduction of $1.0 million for inventory and supplies for iDose and future iStent product candidates.

In-process research and development expenses

IPR&D expenses for the six months ended June 30, 2019 were $2.2 million related to the purchase of certain DOSE assets. There were no IPR&D expenses for the six months ended June 30, 2020.

Non-Operating (Expense) Income, Net

We had non-operating expense, net of $2.0 million and non-operating income, net of $0.7 million for the six months ended June 30, 2020 and June 30, 2019, respectively. The change from net non-operating income to net non-operating expense primarily relates to interest expense associated with the financing lease for our Aliso Viejo, California facility and our Convertible Notes and recognition of unrealized foreign currency losses due to higher intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates.

Income Tax Provision

Our effective tax rate for the six months ended June 30, 2020 was 7.7%. For the six months ended June 30, 2020 and June 30, 2019, we recorded a (benefit)/provision for income taxes of $(7.8) million and $0.2 million, respectively. The tax benefit for the six months ended June 30, 2020 was primarily the result of the deferred tax liability recorded in conjunction with the Convertible Notes as a source of taxable income to benefit current year losses, partially offset by current U.S. state and foreign income taxes. The tax provision recorded for the six months ended June 30, 2019 primarily related to current U.S. state and foreign income taxes.

Liquidity and Capital Resources

For the six months ended June 30, 2020, we incurred a net loss of $94.0 million and used cash from operations of $24.0 million. As of June 30, 2020, we had an accumulated deficit of approximately $283.7 million. We fund our operations from cash generated from commercial operations and proceeds from exercises of stock options, in addition to utilizing funds from the June 2020 issuance of the Convertible Notes. We have made and expect to continue to make significant investments in our global sales force, marketing programs, research and development activities, clinical studies and general and administrative infrastructure. FDA-approved IDE and IND studies and new product development programs in our industry are expensive. However, due to the COVID-19 economic slowdown, as previously mentioned, we have also sought to preserve our cash position by instituting a number of cost saving initiatives, including substantial reductions in discretionary spending and capital expenditures, as well as a temporary salary reduction for our executive team, senior leadership, and many others throughout the Company, although we currently anticipate restoring full salaries for our impacted employees beginning in the third quarter of 2020.

We have incurred a significant increase in administrative costs since we began operating as a public company. Our operating expenses have increased significantly following our acquisition of Avedro, and we also expect to incur additional construction costs related to our new facility in Aliso Viejo, California. Accordingly, although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations.

We plan to fund our operations and capital funding needs using existing cash and investments and, to the extent available, cash generated from commercial operations. The net proceeds from the Convertible Notes issued in June 2020 (after payment for the related capped call transactions) will be used for working capital and general corporate purposes. We may seek to obtain additional financing in the future through other debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all. We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and any cash generated from commercial operations will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date our condensed consolidated financial statements for the three and six months ended June 30, 2020 are made publicly available.

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$266,974	$62,430
Short-term investments	127,966	111,553
Accounts receivable, net	26,730	38,417
Accounts payable	9,233	5,781
Accrued liabilities	45,598	51,919
Working capital (1)	398,391	205,178
(1)	Working capital consists of total current assets less total current liabilities.

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

The following table is a condensed summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(24,022)	$6,810
Investing activities	(20,039)	(2,312)
Financing activities	248,062	5,725
Exchange rate changes	543	21
Net increase in cash, cash equivalents and restricted cash	$204,544	$10,244

At June 30, 2020, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the six months ended June 30, 2020 our operating activities used $24.0 million and June 30, 2019 our operating activities generated $6.8 million of net cash.

For the six months ended June 30, 2020, our net cash used in operating activities reflected our net loss of $94.0 million, adjusted for non-cash items of $36.8 million, primarily consisting of stock-based compensation expense of $28.1 million, depreciation and amortization of $14.6 million, amortization of lease right-of-use assets of $2.6 million and the change in the fair value of cash-settled stock options of $(3.2) million. This was offset by changes in operating assets and liabilities of $33.1 million, which resulted primarily from decreases in accounts receivable and inventory of $33.0 million and an increase in accounts payable and accrued liabilities of $2.0 million, offset by decreases in prepaid expenses and other current assets and other assets of $1.8 million.

For the six months ended June 30, 2019, net cash provided by operating activities included non-cash items of $20.2 million, primarily consisting of stock-based compensation expense of $15.4 million, depreciation and amortization of $1.7 million and amortization of lease right-of-use assets of $1.4 million. In addition to the net loss of $7.7 million, these noncash items were partially offset by changes in operating assets and liabilities of $5.7 million, the majority of which resulted from increases in accounts receivable and accounts payable and accrued liabilities.

Investing Activities

In the six months ended June 30, 2020 and June 30, 2019, our investing activities used $20.0 million and $2.3 million of net cash, respectively.

For the six months ended June 30, 2020, we used cash of approximately $60.9 million for purchases of short-term investments, approximately $3.5 million for purchases of property and equipment and approximately $0.7 million related to investments in company-owned life insurance, and we received cash of approximately $45.0 million from sales and maturities of short-term investments.

For the six months ended June 30, 2019, we used cash of approximately $39.9 million for purchases of short-term investments, approximately $2.5 million for purchases of property and equipment and approximately $1.0 million related to investments in company-owned life insurance, and we received cash of approximately $41.1 million from sales and maturities of short-term investments.

Subject to our near-term deferral of certain capital expenditures due to the COVID-19 pandemic, we expect to increase our investment in property and equipment in the future as we expand our manufacturing capacity for current and new products, improve our manufacturing efficiency and for overall facility expansion, as previously discussed above.

Financing Activities

In the six months ended June 30, 2020 and June 30, 2019, our financing activities provided $248.1 million and $5.7 million of net cash, respectively.

For the six months ended June 30, 2020, we received net cash proceeds of approximately $287.5 million related to our Convertible Notes, used $9.6 million for transaction costs related to the Convertible Notes and used $35.7 million on payment of the capped call transaction related to the Convertible Notes $7.9 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan and used $2.0 million for payment of employee taxes related to restricted stock unit vestings.

For the six months ended June 30, 2019, we received net cash proceeds of approximately $10.1 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan and used $4.3 million for payment of employee taxes related to restricted stock unit vestings.

Commitments

As of June 30, 2020, the Company had material commitments for capital expenditures of approximately $0.6 million and had material commitments related to our global enterprise systems implementation and software costs of approximately $5.4 million. We plan to fund these commitments with our cash and cash equivalents.

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

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020. There have been no material changes to our critical accounting policies and estimates as disclosed therein, during the three and six months ended June 30, 2020, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020, with the exception of the inclusion of an accounting policy for our Convertible Notes that were issued in June 2020.

. However, we adopted ASC 326 on January 1, 2020, which requires us to estimate the allowance for credit losses using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts.  Historical credit loss experience provides the basis for estimation of expected credit losses and is adjusted as necessary using the relevant information available.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our second fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting with the exception of the modification of certain existing internal controls over financial reporting and implementation of new control activities and business processes resulting from the May 2020 implementation of our new enterprise resource planning (ERP) system.

We believe that the new ERP system and related changes to internal controls and business processes will enhance our internal control over financial reporting while providing us the ability to scale our business. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during the second fiscal quarter of 2020 and will continue to evaluate the operating effectiveness of related key controls in subsequent periods.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information disclosed under “Legal Proceedings” in Note 12, Commitments and Contingencies of Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which was filed with the SEC on May 7, 2020. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

With the exception of the risk factors relating to our issuance of the Convertible Notes (as defined below) under “Risks Related to Indebtedness” and the risk factors relating to the COVID-19 pandemic and the implementation of our ERP system, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which was filed with the SEC on May 7, 2020.

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

COVID-19 infections have been reported throughout the United States, including a small number of cases among our workforce. In response, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Although some of these governmental restrictions have since been lifted or scaled back, a recent surge of COVID-19 has resulted in the re-imposition of certain restrictions and may lead to other restrictions being re-implemented in response to efforts to reduce the spread of COVID-19. In an effort to protect our employees and adhere to the guidance and orders of these various governmental authorities, in the first quarter we shifted the majority of our workforce to remote operations and have implemented changes to our manufacturing and distribution operations to include the use of personal protective equipment and ensure social distancing.

Additionally, government restrictions and advisories on elective procedures and therapies were implemented beginning in the first quarter in many parts of the world. In the latter part of the first quarter and the early part of the second quarter, these restrictions led to the increasing deferral of cataract and keratoconus procedures and a material decrease in demand for our products versus levels achieved prior to the COVID-19 outbreak. This decrease in demand was most significantly felt in the latter part of the quarter ended March 31, 2020 and the earlier part of the quarter ended June 30, 2020. Beginning in May 2020, we began to see a return toward more normalized levels for cataract and keratoconus procedures and we expect this trend to continue into later 2020, provided that the lifting of restrictions on elective procedures and therapies continues and such restrictions are not reimposed. However, we cannot predict the timing and full impact of the pandemic on our future financial and operating results given the continued uncertainties associated with the situation, including the possibility of a resurgence of COVID-19 after the current outbreak subsides and patient reluctance to seek primary care from optometrists and ophthalmologists or undergo medical procedures during the pandemic. Restrictions on elective procedures and therapies and the closures of ophthalmic practices in an effort to halt the spread of COVID-19 have also impacted the progress of our pipeline products. For example, new patient enrollment in our iDose clinical trial has slowed significantly, which we expect may delay the iDose approval timeline. While we believe our other products currently in clinical trials remain on track to receive approval as previously anticipated, any prolonged economic slowdown or reinstitution of stay-at-home orders may cause additional delays in the progress of our pipeline products, including those in clinical trials.

We have implemented significant cost saving initiatives in order to preserve jobs globally and protect core research and development programs. These initiatives included substantial reductions in discretionary spending and capital expenditures, as well as a temporary salary reduction for many of our employees. However, we currently anticipate restoring full salaries for our impacted employees in the third quarter of 2020 with the restoration of senior management’s salaries in the fourth quarter of 2020. Decreasing discretionary spending and capital expenditures may slow the growth trajectory of the Company or require us to delay projects that could have benefitted the Company. Additionally, salary reductions and other cash preservation measures could result in difficulties retaining key employees or recruiting qualified personnel necessary for growth. In addition to these cost saving measures, we issued $287.5 million in aggregate principal amount of 2.75% convertible notes due 2027 (the Convertible Notes) in June 2020, the proceeds of which are expected to be used for working capital and general corporate purposes.

While we have not experienced any significant disruptions to our supply chain to date, it is possible our suppliers will incur challenges supplying the materials needed for the manufacture of our products. Additionally, we have experienced a small number of COVID-19 cases among our workforce and we could experience a wider-spread outbreak of COVID-19 in our manufacturing facilities, which could require us to temporarily shut down manufacturing operations and/or cause a disruption to, or shortage in, our workforce. If a widespread outbreak were to occur, we may experience delays in our responses to our customers and possible delays in shipments of our products, which could harm our customer relations and adversely impact our competitive positioning and sales. Other potential disruptions include restrictions on the ability of our personnel to travel and access customers and clinical sites for training and support; delays in approvals by regulatory bodies; delays in product development efforts; and additional government requirements to stay-at-home or other incremental mitigation efforts that may further impact our capacity to manufacture, sell and support the use of our products.

The ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 outbreak, the status of health and safety actions taken to contain its spread, any additional preventative and protective actions that governments, or we, may direct, any resurgence of COVID-19 that may occur and how quickly and to what extent economic and operating conditions normalize within the markets in which we operate. These developments may result in an extended period of continued business disruption, decreased demand for our products and reduced operations. COVID-19 and the measures taken by local, state and national governments to date have impacted our business for the fiscal second quarter and potentially beyond, as we have seen, but the significance of the impact of the COVID-19 outbreak on our business and the duration for which it may have an impact cannot be determined at this time.

We have incurred significant losses since inception and our business requires substantial capital and operating expenditures to operate and grow. There can be no guarantee that we reach sustained profitability.

Since the Company’s inception in July 1998, we have incurred significant operating losses. As of June 30, 2020, we had an accumulated deficit of approximately $283.7 million, principally from costs incurred in our clinical trial, research and development programs and from our general and administrative expenses. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering (IPO), the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities, cash generated from commercial operations and the issuance of the Convertible Notes. To implement our global business strategies we need to, among other things, fund ongoing research and development activities, expand our manufacturing capabilities, grow our sales and marketing organization, enforce or defend our intellectual property rights, acquire companies or in-license products or intellectual property, and obtain regulatory clearance or approval to commercialize our existing products in international markets or to commercialize those currently under development in the U.S. and internationally. As a result, we expect our expenses to continue to increase as we pursue these objectives. While we believe we have sufficient cash to fund our operations for at least the next 12 months from the date our condensed consolidated financial statements for the three months ended June 30, 2020 are made publicly available, our ability to fund our operations is uncertain. In addition, our ability to reach sustained profitability is highly uncertain, especially given our limited commercial history selling our products globally and an increasingly competitive landscape, which makes forecasting our sales more difficult.

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

Our corporate headquarters and the manufacturing operations for our iStent products are currently located in an approximately 98,000 square foot campus located in San Clemente, California. This location serves as our sole manufacturing location where we manufacture, inspect, package, release and ship nearly all of our iStent and iStent inject products. This is also the location where we currently conduct substantially all of our research and development (R&D) activities, customer and technical support, and management and administrative functions. We intend to relocate our corporate administrative headquarters, along with certain laboratory, R&D and warehouse space, to a new facility located in Aliso Viejo, California, currently anticipated to occur in 2021. If our San Clemente facility or our future facility in Aliso Viejo suffers a crippling event, or a force majeure event such as an earthquake, fire or flood, this could materially impact our ability to operate.

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

In the U.S., physicians are typically paid separately from the facility for surgical procedures involving our products; however, there is no published Medicare payment schedule at the national level for physician payment amounts. The physician payment rate is left to the discretion of the regional Medicare Administrative Contractors (MACs), with each MAC separately determining coverage and no assurance that coverage and adequate reimbursement will be obtained from, or maintained by, the MACs. In order to adopt a new procedure, one of the factors that the surgeon evaluates is whether or not payment for the procedure adequately covers the surgeon’s time. As with the facility payment, the incremental payment the physician receives could play a role in a surgeon’s decision to adopt our products. Accordingly, changes in the payment the physician receives could affect the extent to which physicians recommend procedures using our products to patients, which could have a material adverse effect on our business, financial condition and operating results.

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

One key aspect of reimbursement in the U.S. is the use of coding. Coding refers to distinct numeric and alphanumeric billing codes that are used by healthcare providers to report the provision of medical procedures and the use of supplies for specific patients to payors. There are different categories of Current Procedural Terminology (CPT) codes (Category I, II and III) based on the procedure or supply. Although we have received a permanent healthcare common procedure coding system J code for our Photrexa pharmaceutical therapies, we have only obtained temporary Category III CPT codes for the professional fees associated with CXL and iStent-related procedures. There is no guarantee that these billing codes or the payment amounts associated with such codes will not change in the future. Prior to expiration, there are two options: submit an application to convert a temporary code to a permanent code or submit an application for a five-year extension of the temporary code. Further, even when a permanent billing code has been assigned to a product, there is no guarantee that coverage will be provided. MACs have in the past, and may in the future, change coverage terms, which could result in inadequate reimbursement and impact the use of our products. If we are unable to maintain our existing codes or obtain new permanent codes for procedures using our products, or obtain new reimbursement codes for our other products in development, we may be subject to significant pricing pressure, which could harm our business, results of operations, financial condition and prospects. Additionally, if we do obtain a permanent Category I CPT code for procedures using our products, certain national reimbursement levels for such procedures may be adjusted at that time. These fee reimbursement levels may be decreased and could have a material adverse effect on our business, financial condition and operating results.

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

In addition to the impact of the COVID-19 pandemic, our net sales may experience volatility due to a number of factors, many of which are beyond our control, including:

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

At December 31, 2019, we had approximately $356.6 million, $144.0 million and $13.3 million of NOL carryforwards for federal, state and foreign purposes, respectively, available to offset future taxable income. The federal NOL carryforwards incurred prior to 2018 begin to expire in 2022, while a federal NOL carryforward of $103.1 million will not expire. The state NOL carryforwards begin to expire in 2021. The foreign NOLs begin to expire in 2023. At December 31, 2019, we had federal and state research and development carryforwards of approximately $28.9 million and $12.8 million, respectively. Federal credits begin to expire in 2021, and state credits of $2.9 million begin to expire in 2023. The remaining state credits of $9.8 million carry over indefinitely. We continue to provide a valuation allowance against a portion of these tax attributes because we believe that uncertainty exists with respect to their future realization, as well as with respect to the amount of the tax attributes that will be available in future periods. Utilization of these tax attributes may be subject to annual limitations under the Internal Revenue Code of 1986 (IRC) Section 382 and Section 383 if the Company experiences an ownership change. To the extent available, we intend to use these tax attributes to offset future taxable income associated with our operations. There can be no assurance that we will generate sufficient taxable income in the carryforward period to utilize any remaining tax attributes before they expire.

Risks Related to Indebtedness

The requirement that we service our indebtedness could limit the cash flow available for our operations and have other consequences that could adversely affect our business, and we may not have sufficient cash flow from our business to pay our debt obligations.

As of June 30, 2020, we had $287.5 million in principal amount of indebtedness as a result of the issuance of the Convertible Notes. We may also incur additional indebtedness to meet future financing needs. Interest payments, fees, covenants and restrictions under agreements governing our current or future indebtedness, including the indenture governing the Convertible Notes, could have important consequences, including the following:

●	impairing our ability to successfully continue to commercialize our current or future products;
●	limiting our ability to obtain additional financing on satisfactory terms;
●	increasing our vulnerability to general economic downturns, competition and industry conditions;
●	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness;
●	inhibiting our flexibility to plan for, or react to, changes in our business; and
●	diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Convertible Notes.

The occurrence of any one of these events could have an adverse effect on our business, financial condition, operating results or cash flows and ability to satisfy our obligations under the indenture governing the Convertible Notes and any other indebtedness.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the amounts payable under our current or future indebtedness, including the Convertible Notes, will depend on our operating and financial performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary investments in our business, and our cash needs may increase in the future. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash or to repurchase the Convertible Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes.

Noteholders may require us to repurchase their Convertible Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the aggregate principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Convertible Notes surrendered therefor or Convertible Notes being converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority and by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture governing the Convertible Notes or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture governing the Convertible Notes would constitute a default under the indenture governing the Convertible Notes. A default under the indenture governing the Convertible Notes or the occurrence of the fundamental change itself may lead to a default under any future credit facility or other agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The capped call transactions may affect the value of our common stock.

In connection with the issuance of the Convertible Notes, we entered into capped call transactions with certain option counterparties. The capped call transactions cover, subject to customary adjustments, the number of shares of common stock initially underlying the Convertible Notes. The capped call transactions are expected generally to reduce the potential dilution of our common stock upon any conversion of the Convertible Notes or at our election (subject to certain conditions) offset any cash payments we are required to make in excess of the aggregate principal amount of converted Convertible Notes, as the case may be, with such reduction or offset subject to a cap.

We have been advised that, in connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Convertible Notes. In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Convertible Notes (and are likely to do so on each exercise date of the capped call transactions, which are expected to occur during the 40 trading day period beginning on the 41st scheduled trading day prior to the maturity date of the Convertible Notes, or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversion of the Convertible Notes). This activity could cause or avoid an increase or a decrease in the market price of our common stock.

We are subject to counterparty risk with respect to the capped call transactions.

The option counterparties to the capped call transactions are financial institutions, and we are subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price subject to the cap and in the volatility of our common stock.

In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

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

On May 6, 2020, we implemented a company-wide ERP system to upgrade certain existing business, operational, and financial processes, and continue to refine the system on an ongoing basis. Our ERP implementation is a complex and time-consuming project. Our results of operations could be adversely affected if we experience time delays or cost overruns during the ERP implementation process, or if the ERP system or associated process changes do not give rise to the benefits that we expect. This project has required and may continue to require investment of capital and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Any deficiencies in the design and implementation of the new ERP system could result in higher costs than we had anticipated and could adversely affect our ability to develop and launch solutions, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner, operate our business or otherwise affect our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition. In addition, because the ERP is a new system and we have no prior experience with it, there is an increased risk that one or more of our financial controls may fail. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

The price of our common stock may fluctuate substantially.

The market price for our common stock may fluctuate depending upon many factors, including, but not limited to:

●	the depth and liquidity of the market for our common stock;
●	volume, timing and nature of orders for our products;
●	developments generally affecting our industry;
●	actual or anticipated quarterly variation in our results of operations or the results of our competitors;
●	the announcements by us or our competitors of new products or product enhancements, significant contracts, commercial relationships or capital commitments;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	issuance of new or changes in earnings estimates or recommendations or reports by securities analysts;
●	investor perceptions of us and our business, including changes in market valuations of medical device companies;
●	actions by institutional or other large stockholders;
●	commencement of, or our involvement in, litigation;
●	failure to achieve significant sales;
●	manufacturing disruptions that could occur if we were unable to successfully expand our production in our current or an alternative facility;
●	any future sales of our common stock or other securities;
●	any major change to the composition of our board of directors or management;
●	our results of operations and financial performance, including any failure to achieve publicly disclosed forecasts or guidance; and
●	general economic, industry and market and other conditions, including the COVID-19 pandemic.

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

Item 5. Other Information

In July 2020, the Company extended the term of its lease, dated as of June 8, 2015, between 229 Fabricante, LLC and the Company for its San Clemente, California headquarters building by five years and five months. The lease now expires on May 31, 2030, and contains an option to extend the lease for one additional five year period at market rates. In conjunction with this extension, the lease landlord agreed to provide the Company with a tenant improvement allowance in the amount of the cost of certain leasehold improvements, upon the Company providing the necessary documentation evidencing the costs of the allowable leasehold improvements, and five months of rent abatement, totaling approximately $0.3 million in the aggregate.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of August 7, 2019, by and between Glaukos Corporation and Avedro, Inc.	8-K	1-37463	2.1	8/7/2019
3.1	Restated Certificate of Incorporation of the Registrant	8-K	1-37463	3.1	06/30/2015
3.2	Amended and Restated Bylaws of the Registrant	8-K	1-37463	3.2	06/30/2015
4.1	Indenture, dated as of June 11, 2020, between Glaukos Corporation and Wells Fargo Bank, National Association, as trustee.	8-K	1-37463	4.1	6/12/2020
4.2	Form of 2.75% Convertible Senior Notes due 2027 (included in Exhibit 4.1).	8-K	1-37463	4.2	6/12/2020
10.1	Form of Voting Agreement between Glaukos Corporation and certain stockholders of Avedro, Inc.	8-K	1-37463	10.1	8/7/2019
10.2	Form of Capped Call Confirmation.	8-K	1-37463	10.1	6/12/2020
10.3*	First Amendment to Lease dated as of December 21, 2018 between 229 Avenida Fabricante, LLC and Glaukos Corporation
10.4*†	Second Amendment to Lease dated as of July 2, 2020 between 229 Avenida Fabricante, LLC and Glaukos Corporation
10.5*	First Amendment to Office Building Lease dated as of December 12, 2018 between CIP 2014/SG Aliso Owner, LLC and Glaukos Corporation
10.6*†	Second Amendment to Office Building Lease dated as of May 20, 2020, between CIP 2014 SG Aliso Owner, LLC and Glaukos Corporation
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL

* Filed herewith.

† Schedules and exhibits are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on August 7, 2020.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ JOSEPH E. GILLIAM
Joseph E. Gilliam
Chief Financial Officer and Sr. Vice President, Corporate Development (Principal Accounting and Financial Officer)