Form 10-Q
period 2020-09-30
GLAUKOS Corp
filed 2020-11-05
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 4, 2020, there were 44,961,417 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2020

We use Glaukos, our logo, iStent, iStent inject, iStent inject W, iStent Infinite, iStent SA, iPrism, iDose, iLink, MIGS, Avedro, Photrexa, KXL, Mosaic and other marks as trademarks. This report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

References throughout this document to “we,” “us,” “our,” the “Company,” or “Glaukos” refer to Glaukos Corporation and its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$80,994	$62,430
Short-term investments	307,441	111,553
Accounts receivable, net	32,885	38,417
Inventory, net	19,890	42,578
Prepaid expenses and other current assets	13,235	7,900
Total current assets	454,445	262,878
Restricted cash	9,326	9,326
Property and equipment, net	23,408	22,056
Operating lease right-of-use asset	18,760	15,704
Finance lease right-of-use asset	51,975	54,048
Intangible assets, net	363,921	382,605
Goodwill	66,134	66,134
Deposits and other assets	6,545	5,649
Total assets	$994,514	$818,400

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,774	$5,781
Accrued liabilities	39,919	51,919
Total current liabilities	46,693	57,700
Convertible senior notes	186,676	-
Operating lease liability	18,734	14,195
Finance lease liability	60,702	58,435
Deferred tax liability, net	14,164	9,632
Other liabilities	5,982	5,166
Total liabilities	332,951	145,128

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 44,855 and 43,530 shares issued and 44,827 and 43,502 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	45	44
Additional paid-in capital	959,186	861,740
Accumulated other comprehensive income	1,874	1,330
Accumulated deficit	(299,410)	(189,710)
Less treasury stock (28 shares as of September 30, 2020 and December 31, 2019)	(132)	(132)
Total stockholders' equity	661,563	673,272
Total liabilities and stockholders' equity	$994,514	$818,400

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$64,831	$58,509	$151,725	$171,135
Cost of sales	17,932	7,703	72,129	22,684
Gross profit	46,899	50,806	79,596	148,451
Operating expenses:
Selling, general and administrative	38,947	44,443	127,609	117,024
Research and development	20,304	17,278	64,148	48,277
In-process research and development	-	1,500	-	3,745
Total operating expenses	59,251	63,221	191,757	169,046
Loss from operations	(12,352)	(12,415)	(112,161)	(20,595)
Non-operating (expense) income:
Interest income	595	780	1,881	2,368
Interest expense	(5,732)	(1,028)	(8,485)	(2,041)
Other income (expense), net	852	(656)	342	(508)
Total non-operating expense	(4,285)	(904)	(6,262)	(181)
Loss before taxes	(16,637)	(13,319)	(118,423)	(20,776)
Income tax (benefit) provision	(889)	187	(8,723)	381
Net loss	$(15,748)	$(13,506)	$(109,700)	$(21,157)
Basic and diluted net loss per share	$(0.35)	$(0.37)	$(2.48)	$(0.58)
Weighted average shares used to compute basic and diluted net loss per share	44,706	36,831	44,302	36,507

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(15,748)	$(13,506)	$(109,700)	$(21,157)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(423)	530	141	364
Unrealized (loss) gain on short-term investments	(170)	74	403	735
Other comprehensive (loss) income	(593)	604	544	1,099
Total comprehensive loss	$(16,341)	$(12,902)	$(109,156)	$(20,058)

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	equity
Balance at December 31, 2019	43,530	$44	$861,740	$1,330	$(189,710)	(28)	$(132)	$673,272
Common stock issued under stock plans	589	—	4,220	—	—	—	—	4,220
Stock-based compensation	—	—	17,176	—	—	—	—	17,176
Other comprehensive income	—	—	—	689	—	—	—	689
Net loss	—	—	—	—	(54,058)	—	—	(54,058)
Balance at March 31, 2020	44,119	$44	$883,136	$2,019	$(243,768)	(28)	$(132)	$641,299
Common stock issued under stock plans	459	1	1,633	—	—	—	—	1,634
Stock-based compensation	—	—	13,062	—	—	—	—	13,062
Equity component of convertible senior notes, net of transaction costs of $3,267 and taxes of $12,891	—	—	81,554	—	—	—	—	81,554
Purchase of capped calls related to issuance of convertible senior notes	—	—	(35,679)	—	—	—	—	(35,679)
Other comprehensive income	—	—	—	448	—	—	—	448
Net loss	—	—	—	—	(39,894)	—	—	(39,894)
Balance at June 30, 2020	44,578	$45	$943,706	$2,467	$(283,662)	(28)	$(132)	$662,424
Common stock issued under stock plans	277	—	5,821	—	—	—	—	5,821
Stock-based compensation		—	9,659	—	—	—	—	9,659
Other comprehensive loss		—	—	(593)	—	—	—	(593)
Net loss		—	—	—	(15,748)	—	—	(15,748)
Balance at September 30, 2020	44,855	$45	$959,186	$1,874	$(299,410)	(28)	$(132)	$661,563

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income	deficit	Shares	Amount	equity
Balance at December 31, 2018	36,135	$36	$378,352	$738	$(205,134)	(28)	$(132)	$173,860
Common stock issued under stock plans	226	—	5,406	—	—	—	—	5,406
Stock-based compensation	—	—	7,129	—	—	—	—	7,129
Other comprehensive income	—	—	—	436	—	—	—	436
Net loss	—	—	—	—	(1,342)	—	—	(1,342)
Balance at March 31, 2019	36,361	$36	$390,887	$1,174	$(206,476)	(28)	$(132)	$185,489
Common stock issued under stock plans	305	1	318	—	—	—	—	319
Stock-based compensation	—	—	8,247	—	—	—	—	8,247
Other comprehensive income	—	—	—	59	—	—	—	59
Net loss	—	—	—	—	(6,309)	—	—	(6,309)
Balance at June 30, 2019	36,666	$37	$399,452	$1,233	$(212,785)	(28)	$(132)	$187,805
Common stock issued under stock plans	279	—	6,666	—	—	—	—	6,666
Stock-based compensation	—	—	8,547	—	—	—	—	8,547
Other comprehensive income	—	—	—	604	—	—	—	604
Net loss	—	—	—	—	(13,506)	—	—	(13,506)
Balance at September 30, 2019	36,945	$37	$414,665	$1,837	$(226,291)	(28)	$(132)	$190,116

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net loss	$(109,700)	$(21,157)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	21,981	2,674
Amortization of lease right-of-use assets	3,836	2,405
Amortization of debt discount and issuance costs	3,234	-
Deferred income tax benefit	(9,340)	-
Loss on disposal of fixed assets	287	26
Stock-based compensation	37,733	23,923
Change in fair value of cash settled stock options	(3,172)	-
Unrealized foreign currency losses	22	469
Amortization of discount on short-term investments	229	(298)
Other liabilities	3,343	3,666
Changes in operating assets and liabilities:
Accounts receivable, net	5,629	(5,828)
Inventory, net	22,578	414
Prepaid expenses and other current assets	(4,329)	(2,326)
Accounts payable and accrued liabilities	(6,141)	(60)
Other assets	218	(86)
Net cash (used in) provided by operating activities	(33,592)	3,822
Investing activities
Purchases of short-term investments	(273,798)	(63,556)
Proceeds from sales and maturities of short-term investments	78,084	61,870
Purchases of property and equipment	(4,790)	(3,530)
Investment in company-owned life insurance	(1,097)	(1,170)
Net cash used in investing activities	(201,601)	(6,386)
Financing activities
Proceeds from convertible senior notes	287,500	-
Payment of convertible senior notes transaction costs	(9,614)	-
Purchase of capped calls related to issuance of convertible senior notes	(35,679)	-
Proceeds from exercise of stock options	10,258	14,005
Proceeds from share purchases under Employee Stock Purchase Plan	4,025	3,388
Payment of employee taxes related to vested restricted stock units	(2,607)	(5,002)
Net cash provided by financing activities	253,883	12,391
Effect of exchange rate changes on cash and cash equivalents	(126)	(8)
Net increase in cash, cash equivalents and restricted cash	18,564	9,819
Cash, cash equivalents and restricted cash at beginning of period	71,756	38,596
Cash, cash equivalents and restricted cash at end of period	$90,320	$48,415
Supplemental disclosures of cash flow information
Taxes paid	$418	$96

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

The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements. As permitted under those rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted. In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair presentation of the Company’s financial information contained herein. The condensed consolidated balance sheet as of December 31, 2019 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements. These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2019, which are contained in the Company’s Annual Report on Form 10-K filed with the United States (U.S.) Securities and Exchange Commission (SEC) on March 2, 2020. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period.

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

On November 21, 2019, the Avedro Merger was consummated in a stock-for-stock transaction for total consideration of $437.8 million (Merger Consideration). The total Merger Consideration consisted of Glaukos shares worth $406.8 million issued to replace Avedro common stock, Glaukos shares worth $0.2 million to replace the certain vested Avedro warrants, and $30.8 million of value attributable to the pre-combination services associated with replacement of all Avedro outstanding and unexercised stock option awards and all outstanding restricted stock units (Replacement Awards).

See Note 4, Fair Value Measurements, Note 6, Business Combinations, Note 7, Intangible Assets and Goodwill and Note 10, Stock-Based Compensation for additional details regarding the impact of the Avedro Merger on the Company’s condensed consolidated financial statements.

Note 2.  Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2020, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020, including the Company’s adoption of the accounting pronouncements noted below in the sub-heading “Recently Adopted Accounting Pronouncements” with the exception of the inclusion of the Company’s accounting policy for its Convertible Notes that were issued in June 2020.

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

In March 2020, the World Health Organization declared the outbreak caused by the novel strain of coronavirus (COVID-19) to be a global pandemic. While COVID-19 continues to evolve daily and its ultimate outcome is uncertain, it has caused significant disruption to individuals, governments, businesses, and financial markets. The Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020 reflect the Company’s estimates of the impact of the COVID-19 outbreak. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are uncertain, including the duration and severity of the COVID-19 outbreak, any future surges in the COVID-19 outbreak, and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. As a result, there may be changes to the Company’s estimates regarding the impact of COVID-19 in future periods.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that equate to the amount reported in the condensed consolidated statement of cash flows as of the beginning and end of the nine months ended September 30, 2020 (in thousands):

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$80,994	$62,430
Restricted cash	9,326	9,326
Cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$90,320	$71,756

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

Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of non-payment. The Company charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The allowance for credit losses represents management’s best estimate of the amount of current expected credit losses and totaled approximately $1.4 million and $1.2 million as of September 30, 2020 and December 31, 2019, respectively, and there were immaterial bad-debt write offs charged during the nine months ended September 30, 2020.

As of September 30, 2020, the Company evaluated the current and expected future economic and market conditions surrounding the COVID-19 pandemic as it relates to collectability of its accounts receivable and determined the estimate of expected credit losses was not materially impacted. The Company will continue to re-evaluate the estimate of credit losses related to COVID-19 in conjunction with its assessment of expected credit losses in subsequent quarters.

Additionally, no customer accounted for more than 10% of net accounts receivable as of September 30, 2020 or December 31, 2019.

Inventory

Except for inventory acquired in connection with the Avedro Merger, further described in Note 6, Business Combinations, inventory is valued at the lower of cost and net realizable value with cost being determined by the first-in, first-out method.

Management evaluates inventory for excess quantities and obsolescence and records an allowance to reduce the carrying value of inventory as determined necessary. During the nine months ended September 30, 2020, the Company recorded inventory write-off charges and COVID-19 related excess and obsolete reserves, a portion of which included the associated fair-value step up of acquired Avedro inventory, totaling a net $4.3 million.

Convertible Senior Notes

The Company evaluates embedded conversion features within convertible debt under Accounting Standards Codification (ASC) 815, Derivatives and Hedging to determine whether the embedded conversion features should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20, Debt with Conversion and Other Options.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive were as follows (in common stock equivalent shares, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock options outstanding	4,490	3,602	4,579	3,636
Unvested restricted stock units	519	232	499	364
Employee stock purchase plan	14	1	14	5
	5,023	3,835	5,092	4,005

The Convertible Notes did not have an impact on the Company’s diluted share count as the average stock price of the Company’s common stock did not exceed $56.10 during the periods presented.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU0 No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables that may result in the earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which provided additional implementation guidance on the previously issued guidance. The Company adopted ASU 2016-13 as of January 1, 2020 using the modified retrospective approach, which replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. Upon adoption, there were no adjustments made to opening retained earnings as of January 1, 2020. As a result of implementing ASU 2016-13, the Company did not recognize any material changes to its allowance for credit losses during the three and nine months ended September 30, 2020.

Additionally, for available-for-sale debt securities with unrealized losses, ASU 2016-13 now requires allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. Given the composition of the Company’s available-for-sale securities, adoption of ASU 2016-13 did not have a material impact on the condensed consolidated financial statements as of September 30, 2020.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) (ASU 2018-13), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The guidance expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The Company adopted ASU 2018-13 as of January 1, 2020. Upon adoption and for the three and nine months ended September 30, 2020, given the Company does not currently have, and has not historically had transfers between Level 1 and Level 2 instruments, and the Company does not have any Level 3 fair value measurements, the adoption did not have a material impact on the Company’s condensed consolidated financial statement disclosures.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences.  ASU 2019-12 is effective in 2021 and interim periods within that year and permits for early adoption. The Company elected to early adopt ASU 2019-12 effective December 31, 2019 and the adoption did not have a material impact to the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company may adopt ASU 2020-06 effective January 1, 2021 and is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Note 3.  Balance Sheet Details

Short-term Investments

Short-term investments consisted of the following (in thousands):

	At September 30, 2020
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	less than 3	206,294	137	(51)	206,380
Bank certificates of deposit	less than 1	16,900	25	—	16,925
Commercial paper	less than 1	2,997	3	—	3,000
Corporate notes	less than 3	62,828	417	(1)	63,244
Asset-backed securities	less than 5	17,627	265	—	17,892
Total		$306,646	$847	$(52)	$307,441

	At December 31, 2019
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
Bank certificates of deposit	less than 1	12,999	7	—	13,006
Commercial paper	less than 1	7,475	8	—	7,483
Corporate notes	less than 3	65,354	295	(10)	65,639
Asset-backed securities	less than 3	25,333	99	(7)	25,425
Total		$111,161	$409	$(17)	$111,553

Accounts Receivable, Net

Accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accounts receivable	$34,267	$39,657
Allowance for credit losses	(1,382)	(1,240)
	$32,885	$38,417

Inventory, Net

Inventory, net consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Finished goods	$6,305	$32,108
Work in process	4,316	3,884
Raw material	9,269	6,586
	$19,890	$42,578

Included in the finished goods amount for the periods ended September 30, 2020 and December 31, 2019 is the applicable remaining portion of the original fair market value inventory adjustment that was recorded as part of the acquisition of Avedro. This adjustment is being amortized to cost of sales over the inventory’s expected turnover period. See also Note 6, Business Combinations.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued bonuses	$9,655	$13,525
Accrued vacation benefits	3,693	2,784
Accrued payroll taxes	3,406	1,133
Accrued interest	2,394	-
Other accrued liabilities	20,771	34,477
	$39,919	$51,919

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		At September 30, 2020
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds (i)	$7,936	$7,936	$-	$-
Available for sale securities:
U.S. government agency bonds (ii)	206,380	-	206,380	-
Bank certificates of deposit (ii)(iii)	18,925	-	18,925	-
Commercial paper (ii)	3,000	-	3,000	-
Corporate notes (ii)	63,244	-	63,244	-
Asset-backed securities (ii)	17,892	-	17,892	-
Investments held for deferred compensation plans	4,608		4,608
Total Assets	$321,985	$7,936	$314,049	$-
Liabilities
Deferred compensation plans	$4,530	$-	$4,530	$-
Total Liabilities	$4,530	-	$4,530	$-

		At December 31, 2019
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets

Cash equivalents:
Money market funds (i)	$2,530	$2,530	$-	$-
Available for sale securities:
Bank certificates of deposit (ii) (iii)	14,208	-	14,208	-
Commercial paper (ii)	7,484	-	7,484	-
Corporate notes (ii)	65,638	-	65,638	-
Asset-backed securities (ii)	25,424	-	25,424	-
Investments held for deferred compensation plans	3,511		3,511
Total Assets	$118,795	$2,530	$116,265	$-
Liabilities
Cash-settled stock options	$6,685	-	6,685	-
Deferred compensation plans	3,669	-	3,669	-
Total Liabilities	$10,354	$-	$10,354	$-
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)	As of September 30, 2020 and December 31, 2019, a bank certificate of deposit totaling $2,000 and $1,201 (in thousands), respectively, is included in cash and cash equivalents on the condensed consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the condensed consolidated balance sheets.

Money market funds and currency are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date.

U.S. government agency bonds, U.S. government bonds, bank certificates of deposit, commercial paper, corporate notes and asset-backed securities are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date. Pursuant to the Company’s deferred compensation plan (the Deferred Compensation Plan), the Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust and Deferred Compensation Plan liability consist of company-owned life insurance policies (COLIs) and the pricing on these investments can be independently evaluated. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.

The fair value of cash-settled stock options is based on the Black-Scholes option valuation model utilizing the Company’s stock price, the cash-settled options’ remaining term, expected stock price volatility, and the risk-free interest rate as of the measurement date. The changes in the fair value are reflected in compensation expense within selling, general and administrative expense on the consolidated income statement. See Note 10, Stock-Based Compensation for further details regarding these cash-settled stock options, as these were modified to be equity-settled during the nine months ended September 30, 2020.

There were no transfers between levels within the fair value hierarchy during the periods presented.

Convertible Senior Notes

As of September 30, 2020, the fair value of the Convertible Notes was $331.0 million. The fair value was determined on the basis of the market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 9, Convertible Senior Notes for additional information.

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

The Company leases two adjacent facilities located in San Clemente, California. In July 2020, the Company extended the term of each of the leases for its two San Clemente, California headquarters facilities by five years and five months. Each of these leases now expires on May 31, 2030, and each contains an option to extend the lease for one additional five year period at market rates. In conjunction with these extensions, each of the lease landlords agreed to provide the Company with a tenant improvement allowance in the amount of the cost of certain leasehold improvements, upon the Company providing the necessary documentation evidencing the costs of the allowable leasehold improvements, and rent abatement totaling approximately $0.8 million in the aggregate. The Company’s San Clemente locations will continue to serve as its main manufacturing locations through 2030.

As a result of the Avedro Merger, the Company leases approximately 27,000 square feet of office and laboratory space in Waltham, Massachusetts, pursuant to a lease agreement that expires in 2023. The Company also currently occupies approximately 19,000 square feet of leased manufacturing space in Burlington, Massachusetts (Burlington Lease).

The Company’s remaining U.S.-based and foreign subsidiaries’ leased office space totals less than 14,000 square feet.

The current portion of the Company’s operating lease liability is included in accrued liabilities on the condensed consolidated balance sheets. The following table presents the maturity of the Company’s operating and finance lease liabilities as of September 30, 2020:

Maturity of Lease Liabilities	Operating	Finance
(in thousands)	Leases (a)	Leases (b)
Remainder of 2020	$577	$—
2021	2,700	—
2022	3,245	—
2023	2,230	3,156
2024	2,023	5,184
2025	2,050	5,340
2026	2,110	5,500
Thereafter	18,521	107,522
Total lease payments	$33,456	$126,702
Less: imputed interest	13,207	66,000
Total lease liabilities	$20,249	$60,702
(a)	Operating lease payments include $11.9 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Finance lease payments include $75.8 million related to options to extend lease terms that are reasonably certain of being exercised.

Note 6. Business Combinations

As a result of the Avedro Merger discussed in Note 1, Organization and Basis of Presentation, effective November 21, 2019, Avedro is a wholly-owned subsidiary of the Company and the Avedro Merger expanded the Company’s portfolio of pipeline products beyond the treatment of glaucoma to include pharmaceutical therapies for the treatment of corneal disorders. This expansion dovetails with the Company’s strategic objective to build a portfolio of micro-scale surgical and pharmaceutical therapies in corneal health and retinal disease.

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

For the three months ended September 30, 2020, amortization expense related to the above finite-lived intangible assets was approximately $5.5 million and $0.7 million, recorded in cost of sales and selling, general and administrative expenses, respectively, in the condensed consolidated statement of operations. For the nine months ended September 30, 2020, amortization expense related to the above finite-lived intangible assets was approximately $16.6 million and $2.1 million, recorded in cost of sales and selling, general and administrative expenses, respectively, in the condensed consolidated statement of operations. There was no amortization expense related to these intangible assets during the three and nine months ended September 30, 2019.

The Company evaluated its indefinite-lived intangible assets for impairment in connection with the COVID-19 pandemic utilizing the methodology pursuant to the adoption of ASU 2017-04 and concluded these intangible assets were not impaired as of September 30, 2020.

Goodwill

As a result of the Avedro Merger, $66.1 million in goodwill was recorded as of December 31, 2019. For additional details, refer to Note 6, Business Combinations. The annual assessment of goodwill by reporting unit is performed annually or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. The first annual assessment of goodwill by reporting unit will be performed in the fourth quarter of the year ending December 31, 2020.  The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on the Company’s reporting unit. Based on interim assessments, the Company did not identify any “triggering” events, as described in ASC 350-20, which would indicate an impairment of goodwill is more likely than not as of September 30, 2020.

The following table presents the composition of our intangible assets and goodwill (in thousands):

	Estimated	As of September 30, 2020			As of December 31, 2019
	Useful	Gross			Gross
	Life	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed technology	11.4	$252,200	(18,870)	233,330	252,200	(2,301)	249,899
Customer relationships	5.0	14,100	(2,409)	11,691	14,100	(294)	13,806
Intangible assets subject to amortization		266,300	(21,279)	245,021	266,300	(2,595)	263,705

In-process research and development	Indefinite	$118,900	—	118,900	118,900	—	118,900

Goodwill	Indefinite	$66,134	—	66,134	66,134	—	66,134

Total		$451,334	$(21,279)	$430,055	$451,334	$(2,595)	$448,739

As of September 30, 2020, expected amortization expense for unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Remainder of 2020	$6,228
2021	24,912
2022	24,912
2023	24,912
2024	24,619
Thereafter	139,438
Total amortization	$245,021

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

Disaggregation of Revenue

The Company’s revenues disaggregated by product category, for the three and nine months ended September 30, 2020 and September 30, 2019 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Glaucoma	$51,926	$58,509	$121,007	$171,135
Corneal Health	12,905	—	30,718	—
Total	$64,831	$58,509	$151,725	$171,135

The following table presents the Company’s revenues disaggregated by geography for the three and nine months ended September 30, 2020 and September 30, 2019 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
United States	$50,599	$47,588	$116,152	$139,893
International	14,232	10,921	35,573	31,242
Total net sales	$64,831	$58,509	$151,725	$171,135

Contract Balances

Contract Assets

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days for glaucoma and corneal health products, though extended payment terms on corneal health products may be offered. However, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of September 30, 2020 and December 31, 2019, all amounts included in accounts receivable, net on the condensed consolidated balance sheets are related to contracts with customers.

Sales commissions earned on U.S. sales of KXL systems are capitalized as the commissions represent costs to obtain a contract and the amortization period is deemed greater than one year. These costs are deferred in other assets on the Company’s condensed consolidated balance sheet, net of the short term portion included in prepaid assets and other current assets, and are amortized as a sales and marketing expense on a straight-line basis over the expected period of benefit. Capitalized sales commissions and the related amortization expense included in the condensed consolidated financial statements were immaterial as of September 30, 2020 and December 31, 2019.

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

Additionally, in the U.S. the Company has a performance obligation related to its customers’ right to a future discount on single dose pharmaceutical purchases, and, to a lesser extent, extended warranty service contracts. The amount allocated to the customers’ right to a future discount is expected to be recognized when the customer elects to utilize the discount, which is generally within one year. As of September 30, 2020 and December 31, 2019, this amount was immaterial as was the amount allocated to extended warranty service contracts.

During the three and nine months ended September 30, 2020 and September 30, 2019, the Company did not recognize any revenue related to material changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

The Company’s net sales within a fiscal year may be impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year.

Note 9.  Convertible Senior Notes

In June 2020, the Company issued $287.5 million in aggregate principal amount of Convertible Notes pursuant to an indenture dated June 11, 2020, between the Company and Wells Fargo Bank, National Association, as trustee (the Indenture), in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 2.75% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The Convertible Notes will mature on June 15, 2027, unless earlier converted, redeemed or repurchased in accordance with their terms. In connection with issuing the Convertible Notes, the Company received $242.2 million in proceeds, after deducting fees and offering expenses and paying the cost of the capped call transactions described below.

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

The conversion rate for the Convertible Notes is initially 17.8269 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $56.10 per share of the Company’s common stock). The conversion rate is subject to adjustment in some events in accordance with the terms of the Indenture but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event or notice of redemption, as the case may be.

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

Interest expense relating to the Convertible Notes in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 are summarized as follows (in thousands):

	Three months ended	Nine months ended
	September 30,	September 30,
	2020	2020
Contractual interest expense	$1,977	$2,394
Amortization of debt discount (i)	2,514	3,037
Amortization of debt issuance costs (ii)	163	197
Total interest expense	$4,654	$5,628

(i)	The effective interest rate on the liability component of the 2027 Notes was 9.5% for the three and nine months ended September 30, 2020. As of September 30, 2020, the unamortized debt discount was $94.7 million and will be amortized over 6.7 years.
(ii)	As of September 30, 2020, the unamortized debt issuance cost for the Convertible Notes was $6.1 million.

As of September 30, 2020, the convertible senior notes on the condensed consolidated balance sheets represented the carrying amount of the liability component of the Convertible Notes, net of unamortized debt discounts and debt issuance costs, which are summarized as follows (in thousands):

Convertible Notes	$287,500
Less: Unamortized debt discount and debt issuance costs	(100,824)
Carrying amount of Convertible Notes	$186,676

Capped Call Transactions

In connection with the offering of the Convertible Notes, in June 2020 the Company entered into privately negotiated capped call transactions with certain financial institutions (the Option Counterparties) and used an aggregate $35.7 million of the net proceeds from the Convertible Notes to pay the cost of the capped call transactions. The capped call transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the Convertible Notes or at the Company’s election (subject to certain conditions) offset any cash payments the Company is required to make in excess of the aggregate principal amount of converted Convertible Notes, as the case may be, with such reduction or offset subject to a cap based on the cap price. The cap price of the capped call transactions is initially $86.30 per share, which represents a premium of 100% over the last reported sale price of the Company’s common stock on June 8, 2020, and is subject to certain adjustments under the terms of the capped call transactions. The capped calls have an initial strike price of approximately $56.10 per share, subject to certain adjustments, which corresponds to the conversion option strike price in the Convertible Notes. The capped call transactions cover, subject to customary adjustments, the number of shares of common stock initially underlying the Convertible Notes (or approximately 5.1 million shares of the Company’s common stock).

The capped call transactions are separate transactions that the Company entered into with the Option Counterparties, are not part of the terms of the Convertible Notes and will not change the holders’ rights under the Convertible Notes. As the capped call transactions meet certain accounting criteria, the cost of the capped call transactions of $35.7 million was recorded as a reduction in additional paid-in capital in the condensed consolidated balance sheets and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of September 30, 2020, the Company had not purchased any shares under the capped call transactions.

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

All share-based compensation arrangements

The following table summarizes the allocation of stock-based compensation related to stock options and RSUs and includes Replacement Awards, as well as cash-settled stock options in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of sales	$1,029	$259	$2,001	$752
Selling, general and administrative	6,814	6,727	25,460	18,555
Research and development	1,816	1,561	7,100	4,616
Total	$9,659	$8,547	$34,561	$23,923

At September 30, 2020, the total unamortized stock-based compensation expense was approximately $54.8 million of which $22.8 million was attributable to stock options and is to be recognized over the stock options’ remaining vesting terms of approximately 4.0 years (2.0 years on a weighted average basis). The remaining $32.0 million was attributable to RSUs and is to be recognized over the restricted stock units’ vesting terms of approximately 4.0 years (2.8 years on a weighted-average basis).

The total stock-based compensation cost capitalized in inventory was not material for the three and nine month periods ended September 30, 2020 and September 30, 2019.

Note 11.  Income Taxes

The provision for income taxes is determined using an estimated annual effective tax rate. For the three and nine months ended September 30, 2020, the Company’s estimated effective tax rate of 5.3% and 7.4%, respectively, was lower than the U.S. federal statutory rate primarily due to the generation of U.S. NOL carryforwards, which were partially offset by a valuation allowance, as well as state and foreign income taxes. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of NOL carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets.

Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings. As a result, for the three and nine months ended September 30, 2020, the Company recorded a benefit for income taxes of $0.9 million and $8.7 million, respectively. For the three and nine months ended September 30, 2019, the Company recorded a provision for income taxes of $0.2 million and $0.4 million, respectively, which was primarily comprised of state and foreign income taxes.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities, along with NOL and tax credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. For the three and nine months ended September 30, 2020, the Company has recorded a valuation allowance against its deferred tax asset which are more likely than not to be realized.

Additionally, the Company follows an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. As of September 30, 2020 and September 30, 2019, the Company had gross unrecognized tax benefits of $19.2 million and $13.8 million, respectively.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The CARES Act is an emergency economic stimulus package that includes spending and tax relief measures to strengthen the United States economy and fund a nationwide effort to curtail the effects of COVID-19. Some of the more significant provisions which are expected to impact the Company’s condensed consolidated financial statements include increasing the NOL carryback period for certain losses to five years, which, prior to the CARES Act, the impacted NOLs were not eligible for carryback due to the Tax Cuts and Jobs Act, and accelerating the refund of alternative minimum tax credits. For the three and nine months ended September 30, 2020, the Company has recorded a U.S. federal benefit for income taxes of $0.4 million for the estimated impact of the CARES Act on its tax provision. While the Company does not expect future material impacts from the CARES Act, due to the recent enactment date, the Company will continue to analyze its impact in subsequent quarters.

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

Secured Letters of Credit

The Company had a bank issue a letter of credit in the amount of $8.8 million that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account of approximately $8.8 million as of September 30, 2020 and December 31, 2019. Beginning as of the first day of the thirty-seventh month of the lease term, and on each twelve month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

As a result of the Avedro Merger, the Company has two other irrevocable standby letters of credit secured with approximately $0.4 million of cash in a restricted account related to its office lease agreements. Lastly, the Company maintains $0.2 million in restricted cash which is held to collateralize a credit card program.

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

As of September 30, 2020 the Company has accrued $1.1 million of restructuring plan costs, has paid approximately $4.9 million in separation costs since the inception of the plan, and expects to incur a total of approximately $5.3 million in restructuring charges upon completion of the plan, which is expected to be completed in 2021. The recognition of restructuring charges requires that the Company make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reductions of workforce. At the end of each reporting period, the Company will evaluate the remaining accrued balance to ensure appropriateness with the Company’s restructuring plans.

A reconciliation of the beginning and ending balance of the restructuring reserve, included in accrued liabilities on the condensed consolidated balance sheet, is as follows (in thousands):

Nine months ended
September 30, 2020

Balance at beginning of period	$4,096
Total restructuring accrual charges	1,131
Employee separation payments	(4,921)
Balance at end of period	$306

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the UC Agreement) with the Regents of the University of California (the University) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the University a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the UC Agreement, Glaukos agreed to pay to the University a low single-digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $0.5 million. This ongoing product payment terminates on the date that the last of the Patent Rights expires, which is currently expected to be in 2022. For the three months ended September 30, 2020 and September 30, 2019, the Company recorded approximately $1.3 million and $1.5 million, respectively, in cost of sales in connection with the product payment. For the nine months ended September 30, 2020 and September 30, 2019, the Company recorded approximately $3.0 million and $4.2 million, respectively, in cost of sales in connection with the product payment.

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

Executive Deferred Compensation Plan

Pursuant to the Company’s Deferred Compensation Plan, eligible senior level employees are permitted to make elective deferrals of compensation to which he or she will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of COLIs. The fair value of the Deferred Compensation Plan liability, included in other liabilities on the condensed consolidated balance sheets, was approximately $4.5 million and $3.7 million as of September 30, 2020 and December 31, 2019, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the condensed consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $4.6 million and $3.5 million as of September 30, 2020 and December 31, 2019, respectively.

Global Enterprise Systems Implementation

In the first quarter of 2019, the Company began implementing new enterprise systems and other technology optimizations and facilities infrastructure globally. The Company’s new enterprise system went live in May 2020; therefore, software services costs along with any associated implementation costs after May 1, 2020 are being capitalized in accordance with the Company’s policy. As of September 30, 2020, the Company has firm purchase commitments related to software costs and these systems implementations of approximately $3.8 million.

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

Impact of COVID-19 Pandemic and Current Economic Environment

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. The World Health Organization declared COVID-19 to be a “pandemic,” spreading across the globe and impacting worldwide economic activity. In the U.S., certain federal, state and local governmental authorities issued stay-at-home and other orders, proclamations and/or directives, including restrictions on elective procedures and therapies, aimed at minimizing the spread of COVID-19. Although some of these governmental restrictions have since been lifted or scaled back, recent and future surges of COVID-19 may result in restrictions being re-implemented in response to efforts to reduce the spread of COVID-19. The COVID-19 pandemic and subsequent economic slowdown has materially impacted and, in the event of future surges of cases and/or the reinstitution of stay-at-home orders, could continue to materially impact global demand for our products, which are used in procedures and therapies that are considered elective. This decrease in demand was most significantly felt in the latter part of the quarter ended March 31, 2020 and the earlier part of the quarter ended June 30, 2020. Beginning in May 2020, we began to see an early recovery toward more normalized levels for cataract and keratoconus procedures, a trend that continued through the quarter ended September 30, 2020 and into early October 2020. The ultimate impact of the COVID-19 pandemic on our operations going forward is unknown and will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 outbreak, the status of health and safety actions taken to contain its spread and any additional preventative and protective actions that governments, or we, may direct, any future surges of COVID-19 that may occur and how quickly and to what extent economic and operating conditions normalize within the markets in which we operate.

We are also actively assessing the impact of COVID-19 on our clinical trials and other pipeline products. The closure of ophthalmic practices and deferral of elective procedures beginning in the first quarter of 2020 in response to COVID-19 disrupted new patient enrollment in our ongoing clinical trials. This disruption has continued even as facilities have reopened as doctors prioritize their standard procedures over clinical trial enrollment. In particular, patient enrollment for our iDose clinical trials remains impacted, which could ultimately delay the iDose approval timeline, although we continue to analyze enrollment trends and our timeline expectations for a potential FDA approval of this product in 2022.

We have taken a number of steps aimed at minimizing the spread of COVID-19 and protecting our employees, including shifting the majority of our workforce to remote operations, which continues through the date hereof. We have maintained streamlined manufacturing and assembly processes in order to consistently provide product to our customers who depend on us. In addition to other health and safety protocols that follow applicable guidance and regulations, employees involved in such operation-critical processes have been organized into a number of small shifts designed to minimize the time any one individual is required to be onsite. Further, in an effort to identify, and avoid further infection from, asymptomatic cases, we have offered periodic voluntary COVID-19 viral testing to on-site employees.

We have also sought to preserve our cash position by instituting a number of cost saving initiatives, including temporary reductions in discretionary spending and capital expenditures. These actions were designed to preserve jobs and core research and development programs. We also temporarily deferred a significant portion of our planned 2020 capital expenditures, particularly those related to facilities expansion and consolidation plans, although we have started to reinstitute our plans to move forward with the planned capital expenditures as state and local governments began to authorize re-openings. Further, in June 2020, we issued an aggregate principal amount of $287.5 million of 2.75% convertible notes due 2027 (the Convertible Notes), the proceeds of which will be used for working capital and general corporate purposes. As of September 30, 2020, we had cash, cash equivalents, short-term investments, and restricted cash of approximately $397.8 million, compared to $183.3 million as of December 31, 2019.

While we expect that the impact of COVID-19 on our sales and operations was the most severe in the second quarter ended June 30, 2020, the extent of the impact of the COVID-19 pandemic on our business and financial results will depend on future developments, including the duration and extent of the severity and spread of the pandemic, any further health and safety actions taken to contain its spread, any future surges of COVID-19 that may occur and how quickly and to what extent normal economic and operating conditions can resume within the markets in which we operate, each of which are uncertain at this time and outside of our control. For additional information, see the section titled Risks Related to Our Business within Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Financial Overview

Our net sales increased to $64.8 million for the three months ended September 30, 2020 from $58.5 million for the three months ended September 30, 2019. Net sales decreased to $151.7 million for the nine months ended September 30, 2020 from $171.1 million for the nine months ended September 30, 2019. We incurred net losses of $15.7 million and $13.5 million for the three months ended September 30, 2020 and September 30, 2019 respectively, and incurred net losses of $109.7 million and $21.2 million for the nine months ended September 30, 2020 and September 30, 2019 respectively. The COVID-19 pandemic and measures intended to reduce its spread had a material impact on our net sales for the three and nine months ended September 30, 2020.

As of September 30, 2020, we had an accumulated deficit of $299.4 million.

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

Factors Affecting Our Performance

In addition to the disruption resulting from COVID-19 as discussed above, the full effects of which at this time are difficult to predict, our operations to date have been, and we believe our future growth will be, impacted by the following:

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

We expect our fourth quarter of 2020 revenues and near-term performance to reflect competitive dynamics and the continuing disruption resulting from COVID-19, the full effects of which at this time are difficult to predict.

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

While net sales may increase as we expand our global sales and marketing infrastructure and continue to increase awareness of our products by expanding our sales base and increasing our marketing efforts, historically our net sales within a fiscal year have been impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year. However, we have not experienced the same seasonality pattern in 2020 due to the COVID-19 pandemic, and its effect on our commercial performance may continue into future reporting periods. Additionally, for several years we had commercialized our products in the U.S. with few or no direct competitors. Other products have now become available in the U.S. and globally, or are in development by third parties, that have entered or could enter the market and which may affect adoption of or demand for our products. These other products could achieve greater commercial acceptance or demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our products, which could adversely impact our net sales.

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

Beginning in the fourth quarter of 2019, cost of sales has included amortization of the $252.2 million developed technology intangible assets recognized in connection with the Avedro Merger. For the three and nine months ended September 30, 2020, the amortization expense was $5.5 million and $16.6 million, respectively. Additionally beginning in the fourth quarter of 2019, cost of sales has included amortization of the fair market value inventory adjustment recorded in connection with the Avedro Merger, which for the three and nine months ended September 30, 2020 was $5.4 million and $24.7 million, respectively.

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

The Avedro Merger has resulted in additional integration expenses and personnel-related expenses, primarily stock-based compensation and restructuring expenses during the nine months ended September 30, 2020. Additionally, SG&A will be impacted by the amortization of certain finite-lived intangible assets acquired as a result of the Avedro Merger, along with Avedro’s normal and recurring SG&A expenses.

We expect SG&A expenses to continue to grow as a result of the Avedro Merger as we increase our global sales and marketing infrastructure and general administration infrastructure in the United States; however, as discussed above under “Impact of COVID-19 Pandemic and Current Economic Environment,” we have sought to preserve our cash position by instituting a number of cost saving initiatives, including temporary reductions in discretionary spending, including variable expense associated with salesperson commissions and marketing, capital expenditures, as well as a temporary salary reduction for many of our employees, which as of the date hereof, have all been reinstated. We have started to reinstitute our plans to move forward with the planned capital expenditures as state and local governments begin to authorize re-openings. We also expect other nonemployee-related costs, including sales and marketing program activities for new products, outside services and accounting and general legal costs to increase as our overall operations grow. The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as on the timing of any new product launches and other potential business and operational activities.

Research and Development

Our R&D activities primarily consist of new product development projects, pre-clinical studies, IDE and IND studies, and other clinical trials. Our R&D expenses primarily consist of personnel-related expenses, including salaries, fringe benefits and stock-based compensation for our R&D employees; research materials; supplies and services; and the costs of conducting clinical studies, which include payments to investigational sites and investigators, clinical research organizations, consultants, and other outside technical services and the costs of materials, supplies and travel. We expense R&D costs as incurred. We expect our R&D expenses to continue to increase as we initiate and advance our development programs, including our expanding surgical, pharmaceutical and IOP sensor development efforts and clinical trials across glaucoma, retinal disease and corneal health. However as previously noted we have sought to preserve our cash position by instituting a number of cost saving initiatives, including temporary reductions in discretionary spending associated with earlier stage development programs many of which we have begun to allocate funding beginning in the third quarter and going into the fourth quarter.

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

Income Taxes

Our tax provision is comprised of U.S. federal and state income and franchise taxes as well as foreign income taxes. Our net deferred tax liability of $14.1 million at September 30, 2020 represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets, as well as deferred tax liabilities recorded to additional paid-in capital within the condensed consolidated statement of stockholders’ equity which were not available to offset our deferred tax assets. We continue to provide a full valuation allowance against our other net deferred tax assets.

We record reserves for uncertain tax positions where we believe the ability to sustain the tax position does not reach the more likely than not threshold.

Results of Operations

Comparison of Three Months Ended September 30, 2020 and September 30, 2019 (in thousands):

	Three Months Ended
	September 30,		% Increase
(dollars in thousands)	2020	2019	(decrease)
Statements of operations data:
Net sales	$64,831	$58,509	11%
Cost of sales	17,932	7,703	133%
Gross profit	46,899	50,806	(8)%
Operating expenses:
Selling, general and administrative	38,947	44,443	(12)%
Research and development	20,304	17,278	18%
In-process research and development	-	1,500	NM
Total operating expenses	59,251	63,221	(6)%
Loss from operations	(12,352)	(12,415)	(1)%
Total non-operating expense, net	(4,285)	(904)	NM
Income tax (benefit) provision	(889)	187	NM
Net loss	$(15,748)	$(13,506)	17%

NM = Not Meaningful

Net Sales

Net sales for the three months ended September 30, 2020 and September 30, 2019 were $64.8 million and $58.5 million, respectively, reflecting an increase of $6.3 million or 11%.

Net sales of glaucoma products in the United States were $39.2 million and $47.6 million for the three months ended September 30, 2020 and September 30, 2019, respectively, decreasing by 18% primarily due to the disruption resulting from COVID-19 and competitive dynamics. International sales of glaucoma products for the three months ended September 30, 2020 and September 30, 2019 were $12.8 million and $10.9 million, respectively, increasing by 17%. The increase in net sales internationally was due to sales expansion into certain of our existing international markets, partially offset by the disruption resulting from COVID-19. Additionally, in the quarter ended September 30, 2020, we launched our next generation iStent inject product, the iStent inject W.

The decrease in net sales of glaucoma products was offset by a $12.9 million increase in net sales generated from our corneal health products as a result of our Avedro Merger on November 21, 2019, which was comprised of approximately $11.4 million in U.S. sales, including $10.4 million of Photrexa sales, using our direct sales operations and approximately $1.5 million in net sales with distributors being used in certain international locations where we do not have a direct commercial presence. Sales of corneal health products were negatively impacted by disruption resulting from COVID-19.

Pricing for our products was not a significant contributing factor to the change in net sales for the three months ended September 30, 2020.

Cost of Sales

Cost of sales for the three months ended September 30, 2020 and September 30, 2019 were $17.9 million and $7.7 million, respectively, reflecting an increase of $10.2 million. The increase was primarily comprised of approximately $2.3 million, net related to the acquisition fair market value inventory adjustment rollout, $5.5 million related to amortization of certain finite-lived intangible assets acquired, both of which are related to the Avedro Merger. Our gross margin was 72% for the three months ended September 30, 2020 and 87% for the three months ended September 30, 2019. The decreased gross margin resulted primarily from the impact of the aforementioned accounting adjustments related to the Avedro Merger and changes in product mix, most notably the inclusion of lower margin products related to the Avedro Merger.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended September 30, 2020 and September 30, 2019 were $38.9 million and $44.4 million, respectively, reflecting a decrease of approximately $5.5 million or 12%.

We incurred $5.7 million in normal and recurring Avedro SG&A expenses during the three months ended September 30, 2020 that were not in our 2019 results primarily comprised of commercial personnel and discretionary spending of $4.4 million and general and administrative personnel and discretionary spending of $1.3 million.

The above increase in expenses was offset by reductions in SG&A expenses for the three months ended September 30, 2020 primarily consisting of approximately $7.2 million in reduced professional services, which includes a decrease of approximately $3.3 million in professional services and software systems costs related to our global enterprise systems implementation, a decrease of $2.4 million in transaction expenses related to our acquisition of Avedro and a decrease of approximately $2.1 million related to our previously-disclosed patent litigation.

Research and Development Expenses

R&D expenses for the three months ended September 30, 2020 and September 30, 2019 were $20.3 million and $17.3 million, respectively, reflecting an increase of $3.0 million or 18%.

We incurred $5.1 million in normal and recurring Avedro R&D expenses during the quarter ended September 30, 2020 that were not in our 2019 results primarily comprised of $2.3 million in compensation and related employee expenses with the remaining $2.8 million spent on the continued development of a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (often referred to as “epi-on”), as well as projects for presbyopia and earlier stage technology and therapeutic investments.

We also incurred any additional $1.0 million in compensation and related employee expenses. The above increases are partially offset by a decrease of approximately $3.1 million in other core R&D and clinical expenses, including expenses associated with inventory and supplies for iDose and future iStent product candidates.

In-Process Research and Development Expenses

IPR&D expenses for the three months ended September 30, 2019 were $1.5 million related to the purchase of certain DOSE assets. There were no IPR&D expenses for the three months ended September 30, 2020.

Non-Operating (Expense) Income, Net

We had non-operating expense, net of $4.3 million and $0.9 million for the three months ended September 30, 2020 and September 30, 2019, respectively. The increase in non-operating expense, net primarily relates to interest expense recognized related to the Convertible Notes and recognition of unrealized foreign currency losses due to higher intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates.

Income Tax Provision

Our effective tax rate for the third quarter of 2020 was 5.3%. For the three months ended September 30, 2020 and September 30, 2019, we recorded a (benefit)/provision for income taxes of $(0.9) million and $0.2 million respectively. The tax benefit for the third quarter of 2020 was primarily the result of the deferred tax liability recorded in conjunction with the Convertible Notes as a source of taxable income to benefit current year losses, partially offset by current U.S. state and foreign income taxes. The tax provision recorded for the third quarter of 2019 primarily related to current U.S. state and foreign income taxes.

Comparison of Nine Months Ended September 30, 2020 and September 30, 2019 (in thousands):

	Nine Months Ended
	September 30,		% Increase
(dollars in thousands)	2020	2019	(decrease)
Statements of operations data:
Net sales	$151,725	$171,135	(11)%
Cost of sales	72,129	22,684	NM
Gross profit	79,596	148,451	(46)%
Operating expenses:
Selling, general and administrative	127,609	117,024	9%
Research and development	64,148	48,277	33%
In-process research and development	-	3,745	NM
Total operating expenses	191,757	169,046	13%
Loss from operations	(112,161)	(20,595)	NM
Total non-operating expense, net	(6,262)	(181)	NM
Income tax (benefit) provision	(8,723)	381	NM
Net loss	$(109,700)	$(21,157)	NM

Net Sales

Net sales for the nine months ended September 30, 2020 and September 30, 2019 were $151.7 million and $171.1 million, respectively, reflecting a decrease of $19.4 million or 11%.

Net sales of glaucoma products in the United States were $90.0 million and $139.9 million for the nine months ended September 30, 2020 and September 30, 2019, respectively, decreasing by 36% primarily due to the disruption resulting from COVID-19, the first quarter impact of promotional activities relating to sales of iStent products near the end of 2019, and the impact of integration activities relating to the Avedro Merger, and competitive dynamics. International sales of glaucoma products for the nine months ended September 30, 2020 and September 30, 2019 were $31.0 million and $31.2 million, respectively, decreasing by 1%. The decrease in international net sales primarily related to the disruption resulting from COVID-19, mostly offset by sales expansion into certain of our existing international markets.

The decrease in net sales of glaucoma products was partially offset by a $30.7 million increase in corneal health products as a result of our Avedro Merger on November 21, 2019, which was comprised of approximately $26.2 million in U.S. sales using our direct sales operations and approximately $4.6 million in net sales with distributors being used in certain international locations where we do not have a direct commercial presence. Sales of corneal health products were negatively impacted by integration activities related to the Avedro Merger and disruption resulting from COVID-19. Additionally, in the quarter ended September 30, 2020, we launched our next generation iStent inject product, the iStent inject W.

Pricing for our products was not a significant contributing factor to the change in net sales for the nine months ended September 30, 2020.

Cost of Sales

Cost of sales for the nine months ended September 30, 2020 and September 30, 2019 were $72.1 million and $22.7 million, respectively, reflecting an increase of $49.4 million. The increase was primarily comprised of approximately $24.7 million, net related to the acquisition fair market value inventory adjustment rollout, $16.6 million related to amortization of certain finite-lived intangible assets acquired, both of which are related to the Avedro Merger, and $4.3 million, net related to inventory write-off charges and COVID-19 related excess and obsolete inventory reserves. Our gross margin was 52% for the nine months ended September 30, 2020 and 87% for the nine months ended September 30, 2019. The decreased gross margin resulted primarily from decreased sales as a result of the COVID-19 pandemic, the impact of the aforementioned accounting adjustments related to the acquisition of Avedro, as well as inventory write-off charges and COVID-19 related excess and obsolete inventory reserves, and changes in product mix, most notably the inclusion of lower margin products related to the Avedro Merger.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2020 and September 30, 2019 were $127.6 million and $117.0 million, respectively, reflecting an increase of approximately $10.6 million or 9%.

The acquisition of Avedro resulted in an increase in SG&A expenses of $9.4 million that were not present in our results for the nine months ended September 30, 2019. These expenses were primarily comprised of $6.5 million due to stock-based compensation resulting from post-combination services associated with the Replacement Awards and amortization of finite-lived intangible assets acquired of approximately $2.1 million.

We also incurred $16.5 million in normal and recurring Avedro SG&A expenses during the nine months ended September 30, 2020 that were not in our 2019 results, primarily comprised of $9.3 million in compensation and related employee expenses and approximately $2.2 million in consulting and professional services and marketing.

The above increases in SG&A expenses for the nine months ended September 30, 2020 were partially offset primarily by decreases of approximately $7.6 million in professional services and software systems costs related to our global enterprise systems implementation, decreased transaction expenses of approximately $2.4 million as a result of the acquisition of Avedro during the nine months ended September 30, 2019, a decrease of approximately $1.7 million related to our previously-disclosed patent litigation.

Research and Development Expenses

R&D expenses for the nine months ended September 30, 2020 and September 30, 2019 were $64.1 million and $48.3 million, respectively, reflecting an increase of $15.9 million or 33%.

The acquisition of Avedro resulted in an increase in R&D expenses of $2.4 million that were not in our results for the nine months ended September 30, 2019, primarily comprised of stock-based compensation resulting from post-combination services associated with the Replacement Awards.

We incurred $15.7 million in normal and recurring Avedro R&D expenses during the nine ended September 30, 2020 that were not in our 2019 results primarily comprised of $6.7 million in compensation and related employee expenses with the remaining $9.0 million primarily spent on the continued development of a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (often referred to as “epi-on”), as well as projects for presbyopia and earlier stage technology and therapeutic investments.

The remaining change in R&D expenses was primarily due to approximately $0.5 million in increased compensation and related employee expenses as well as an overall decrease of approximately $3.6 million in other core R&D and clinical expenses, including expenses associated with inventory and supplies for iDose and future iStent product candidates.

In-Process Research and Development Expenses

IPR&D expenses for the nine months ended September 30, 2019 were $3.7 million, comprised of $2.2 million related to the purchase of certain DOSE assets and $1.5 million related to the upfront payment for our exclusive global licensing agreement with Intratus. There were no IPR&D expenses for the nine months ended September 30, 2020.

Non-Operating (Expense) Income, Net

We had non-operating expense, net of $6.3 million and $0.2 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. The increase in non-operating expense, net primarily relates to interest expense associated with the financing lease for our Aliso Viejo, California facility, our Convertible Notes and recognition of unrealized foreign currency losses due to higher intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates.

Income Tax Provision

Our effective tax rate for the nine months ended September 30, 2020 was 7.4%. For the nine months ended September 30, 2020 and September 30, 2019, we recorded a (benefit)/provision for income taxes of $(8.7) million and $0.4 million, respectively. The tax benefit for the nine months ended September 30, 2020 was primarily the result of the deferred tax liability recorded in conjunction with the Convertible Notes as a source of taxable income to benefit current year losses, partially offset by current U.S. state and foreign income taxes. The tax provision recorded for the nine months ended September 30, 2019 primarily related to current U.S. state and foreign income taxes.

Liquidity and Capital Resources

For the nine months ended September 30, 2020, we incurred a net loss of $109.7 million and used cash from operations of $33.6 million. As of September 30, 2020, we had an accumulated deficit of approximately $299.4 million. We fund our operations from cash generated from commercial operations and proceeds from exercises of stock options, in addition to utilizing funds from the June 2020 issuance of the Convertible Notes. We have made and expect to continue to make significant investments in our global sales force, marketing programs, research and development activities, clinical studies and general and administrative infrastructure. FDA-approved IDE and IND studies and new product development programs in our industry are expensive. However, due to the COVID-19 economic slowdown, as disclosed above under “Impact of COVID-19 Pandemic and Current Economic Environment”, we have also sought to preserve our cash position by instituting a number of cost saving initiatives, including substantial reductions in discretionary spending and capital expenditures, as well as a temporary salary reduction for many of our employees, which as of the date hereof, have all been reinstated.

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

We plan to fund our operations and capital funding needs using existing cash and investments and, to the extent available, cash generated from commercial operations. The net proceeds from the Convertible Notes issued in June 2020 (after payment for the related capped call transactions) will be used for working capital and general corporate purposes. We may seek to obtain additional financing in the future through other debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all. We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and any cash generated from commercial operations will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date our condensed consolidated financial statements for the three and nine months ended September 30, 2020 are made publicly available.

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$80,994	$62,430
Short-term investments	307,441	111,553
Accounts receivable, net	32,885	38,417
Accounts payable	6,774	5,781
Accrued liabilities	39,919	51,919
Working capital (1)	407,752	205,178
(1)	Working capital consists of total current assets less total current liabilities.

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

The following table is a condensed summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(33,592)	$3,822
Investing activities	(201,601)	(6,386)
Financing activities	253,883	12,391
Exchange rate changes	(126)	(8)
Net increase in cash, cash equivalents and restricted cash	$18,564	$9,819

At September 30, 2020, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the nine months ended September 30, 2020 our operating activities used $33.6 million and in the nine months ended September 30, 2019 our operating activities generated $3.8 million of net cash.

For the nine months ended September 30, 2020, our net cash used in operating activities reflected our net loss of $109.7 million, adjusted for non-cash items of $58.2 million, primarily consisting of stock-based compensation expense of $37.7 million, depreciation and amortization of $22.0 million, amortization of lease right-of-use assets of $3.8 million and the change in the fair value of cash-settled stock options of $(3.2) million. This was partially offset by changes in operating assets and liabilities of $18.0 million, which resulted primarily from decreases in accounts receivable and inventory of $28.2 million, offset by decreases in prepaid expenses and other current assets of $4.3 million and decreases in accounts payable and accrued liabilities of $6.1 million.

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

Investing Activities

In the nine months ended September 30, 2020 and September 30, 2019, our investing activities used $201.6 million and $6.4 million of net cash, respectively.

For the nine months ended September 30, 2020, we used cash of approximately $273.8 million for purchases of short-term investments, approximately $4.8 million for purchases of property and equipment and approximately $1.1 million related to investments in company-owned life insurance, and we received cash of approximately $78.1 million from sales and maturities of short-term investments.

For the nine months ended September 30, 2019, we used cash of approximately $63.6 million for purchases of short-term investments, approximately $3.5 million for purchases of property and equipment and approximately $1.2 million related to investments in company-owned life insurance, which was partially offset by cash received of approximately $61.9 million from sales and maturities of short-term investments.

Subject to our near-term deferral of certain capital expenditures due to the COVID-19 pandemic, we expect to increase our investment in property and equipment in the future as we expand our manufacturing capacity for current and new products, improve our manufacturing efficiency and for overall facility expansion, as discussed above.

Financing Activities

In the nine months ended September 30, 2020 and September 30, 2019, our financing activities provided $253.9 million and $12.4 million of net cash, respectively.

For the nine months ended September 30, 2020, we received net cash proceeds of approximately $287.5 million related to our Convertible Notes, used $9.6 million for transaction costs related to the Convertible Notes and used $35.7 million on payment of the capped call transaction related to the Convertible Notes. We received $14.3 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan and used $2.6 million for payment of employee taxes related to restricted stock unit vestings.

For the nine months ended September 30, 2019, we received net cash proceeds of approximately $17.4 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan and used $5.0 million for payment of employee taxes related to restricted stock unit vestings.

Commitments

As of September 30, 2020, the Company had material commitments for capital expenditures of approximately $0.6 million and had material commitments related to our global enterprise systems implementation and software costs of approximately $3.8 million. We plan to fund these commitments with our cash and cash equivalents.

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

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020. There have been no material changes to our critical accounting policies and estimates as disclosed therein, during the three and nine months ended September 30, 2020, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020, with the exception of the inclusion of an accounting policy for our Convertible Notes that were issued in June 2020.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our third fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information disclosed under “Legal Proceedings” in Note 12, Commitments and Contingencies of Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, which was filed with the SEC on August 7, 2020. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

With the exception of the risk factor relating to the COVID-19 pandemic, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, which was filed with the SEC on August 7, 2020.

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

COVID-19 infections have been reported throughout the United States, including a small number of cases among our workforce. In response, certain federal, state and local governmental authorities have issued stay-at-home and other orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Although some of these governmental restrictions have since been lifted or scaled back, a recent surge of COVID-19 has resulted in the re-imposition of certain restrictions and future surge of cases may lead to other restrictions being re-implemented in response to efforts to reduce the spread of COVID-19. In an effort to protect our employees and adhere to the guidance and orders of these various governmental authorities, beginning in the first quarter of 2020 and continuing through the date hereof, we shifted the majority of our workforce to remote operations and implemented changes to our manufacturing and distribution operations to include the use of personal protective equipment and ensure social distancing. Further, in an effort to identify, and avoid further infection from, asymptomatic cases, we have offered periodic voluntary COVID-19 viral testing to on-site employees.

Additionally, government restrictions and advisories on elective procedures and therapies were implemented beginning in the first quarter in many parts of the world. In the latter part of the first quarter and the early part of the second quarter, these restrictions led to the increasing deferral of cataract and keratoconus procedures and a material decrease in demand for our products versus levels achieved prior to the COVID-19 outbreak. This decrease in demand was most significantly felt in the latter part of the quarter ended March 31, 2020 and the earlier part of the quarter ended June 30, 2020. Beginning in May 2020, we began to see a return toward more normalized levels for cataract and keratoconus procedures. However, we cannot predict the timing and full impact of the pandemic on our future financial and operating results given the continued uncertainties associated with the situation, including the possibility of future surges of COVID-19 after the current outbreak subsides and patient reluctance to seek primary care from optometrists and ophthalmologists or undergo medical procedures during the pandemic. Restrictions on elective procedures and therapies and the closures of ophthalmic practices in an effort to halt the spread of COVID-19 have also impacted the progress of our pipeline products. For example, new patient enrollment in our iDose clinical trial slowed significantly which may delay the iDose approval timeline. While we believe our other products currently in clinical trials remain on track to receive approval as previously anticipated, any prolonged economic slowdown or reinstitution of stay-at-home orders may cause additional delays in the progress of our pipeline products, including those in clinical trials.

We have implemented significant cost saving initiatives in order to preserve jobs globally and protect core research and development programs. These initiatives included substantial reductions in discretionary spending and capital expenditures, as well as a temporary salary reduction for many of our employees, which as of the date hereof, have all been reinstated. Decreasing discretionary spending and capital expenditures may slow the growth trajectory of the Company or require us to delay projects that could have benefitted the Company. Additionally, salary reductions and other cash preservation measures could result in difficulties retaining key employees or recruiting qualified personnel necessary for growth. In addition to these cost saving measures, we issued $287.5 million in aggregate principal amount of 2.75% convertible notes due 2027 (the Convertible Notes) in June 2020, the proceeds of which are expected to be used for working capital and general corporate purposes.

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

The ultimate impact of the COVID-19 pandemic on our operations is unknown and will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 outbreak, the status of health and safety actions taken to contain its spread, any additional preventative and protective actions that governments, or we, may direct, any future surges of COVID-19 that may occur and how quickly and to what extent economic and operating conditions normalize within the markets in which we operate. These developments may result in an extended period of continued business disruption, decreased demand for our products and reduced operations. COVID-19 and the measures taken by local, state and national governments to date have impacted our business for the fiscal third quarter and potentially beyond, as we have seen, but the significance of the impact of the COVID-19 outbreak on our business and the duration for which it may have an impact cannot be determined at this time.

We have incurred significant losses since inception and our business requires substantial capital and operating expenditures to operate and grow. There can be no guarantee that we reach sustained profitability.

Since the Company’s inception in July 1998, we have incurred significant operating losses. As of September 30, 2020, we had an accumulated deficit of approximately $299.4 million, principally from costs incurred in our clinical trial, research and development programs and from our general and administrative expenses. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering (IPO), the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities, cash generated from commercial operations and the issuance of the Convertible Notes. To implement our global business strategies we need to, among other things, fund ongoing research and development activities, expand our manufacturing capabilities, grow our sales and marketing organization, enforce or defend our intellectual property rights, acquire companies or in-license products or intellectual property, and obtain regulatory clearance or approval to commercialize our existing products in international markets or to commercialize those currently under development in the U.S. and internationally. As a result, we expect our expenses to continue to increase as we pursue these objectives. While we believe we have sufficient cash to fund our operations for at least the next 12 months from the date our condensed consolidated financial statements for the three months ended September 30, 2020 are made publicly available, our ability to fund our operations is uncertain. In addition, our ability to reach sustained profitability is highly uncertain, especially given our limited commercial history selling our products globally and an increasingly competitive landscape, which makes forecasting our sales more difficult.

Our success depends on our ability to continue to generate sales of our commercialized products and develop and commercialize additional products, which we may not be able to accomplish.

Our primary sales-generating commercial products have been the iStent, which we began selling in the U.S. in the third quarter of 2012, the iStent inject, which we began selling in the U.S. in the second half of 2018, and our Photrexa therapies, which we acquired in connection our acquisition of Avedro, Inc. (Avedro) in November 2019. Additionally, in the quarter ended September 30, 2020, we launched our next generation iStent inject product, the iStent inject W. We expect to continue to derive a significant portion of our net sales from the iStent, the iStent inject models and the Photrexa therapies.

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

If the supply and/or manufacture of our principal revenue-producing products, the iStent, the iStent inject models and our Photrexa therapies, is materially disrupted, it may adversely affect our ability to manufacture products and could reduce our gross margins and negatively affect our operating results. Disruptions to our other commercialized products could also materially impact our business.

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

Additionally, we rely on a limited number of third-party suppliers, in some cases sole suppliers, to supply components for the iStent, the iStent inject models and our other pipeline products. If any one or more of our suppliers cease to provide us with sufficient quantities of components or drugs in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and regulatory requirements, we may have difficulty quickly engaging additional or replacement suppliers for some of our critical components. Despite our efforts to maintain an adequate supply of inventory, the loss of these suppliers, or their inability to provide us with an adequate supply of components or products, could cause delay in the manufacture of our products, thereby impairing our ability to meet the demand of our customers and causing significant harm to our business. Even if we are able to identify and qualify a suitable second source to replace one of our key suppliers, if necessary, that replacement supplier would not have access to our previous supplier’s proprietary processes and would therefore be required to develop its own, which could result in further delay. Any disruption of this nature or increased expense could harm our commercialization efforts and adversely affect our operating results.

Our corneal health Photrexa therapies are produced by a small number of contract manufacturing organizations. The systems that bio-activate our Photrexa therapies are primarily manufactured in Burlington, Massachusetts. Any material disruption to the manufacture of our corneal health products, either our pharmaceuticals or their bio-activation systems, could also adversely affect our operating results and clinical efforts.

We and some of our component manufacturers and contract facilities are required to comply with U.S. and international regulatory requirements, including the FDA’s Quality System Regulation (QSR), which covers the procedures and documentation of the design, testing, production, control, quality assurance, inspection, complaint handling, recordkeeping, management review, labeling, packaging, sterilization, storage and shipping of our device products. The FDA’s Current Good Manufacturing Practices (cGMPs) regulations also apply to the manufacture of our products. The FDA and other international notified bodies audit compliance with these regulatory requirements through periodic announced and unannounced inspections of manufacturing and other facilities, and make observations and findings during such audits that we or our component manufacturers are required to timely remediate. If our manufacturing facilities or those of any of our component suppliers or contract facilities are found to be in violation of applicable laws and regulations or fail to adequately remediate any issues discovered during an audit, the FDA or such notified bodies could take enforcement action. Additionally, in the event we must obtain a replacement manufacturer, it may be difficult for us to identify and qualify a manufacturer that complies with QSR and cGMPs, which would adversely impact our operations and clinical efforts.

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

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions. Our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, power losses, computer system or data network failures, security breaches, data corruption and cyber-based attacks, including malicious software programs, phishing attacks or other attacks, which we have experienced and continue to monitor. In addition, a variety of our software systems are cloud-based data management applications, hosted by third-party service providers whose security and information technology systems are subject to similar risks.

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

As of September 30, 2020, we had $287.5 million in principal amount of indebtedness as a result of the issuance of the Convertible Notes. We may also incur additional indebtedness to meet future financing needs. Interest payments, fees, covenants and restrictions under agreements governing our current or future indebtedness, including the indenture governing the Convertible Notes, could have important consequences, including the following:

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

The FDA, state and foreign regulatory authorities have broad enforcement powers. Our or our suppliers’ failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, which may include any of the following sanctions:

●	untitled letters or warning letters;
●	fines, injunctions, consent decrees and civil penalties;

●	recalls, termination of distribution, administrative detention, or seizure of our products;
●	customer notifications or repair, replacement or refunds;
●	operating restrictions or partial suspension or total shutdown of production;
●	delays in or refusal to grant our requests for future 510(k) clearances, NDA or pre-market approvals (PMA) or foreign regulatory approvals of new products, new intended uses, or modifications to existing products;
●	delays in the commencement or completion of clinical trials;
●	withdrawals or suspensions of current 510(k) clearances, NDAs or PMAs or foreign regulatory approvals, resulting in prohibitions on sales of our products;
●	FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and
●	criminal prosecution.

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

If, as a result of legislative or regulatory healthcare reform, we cannot sell our products profitably, whether due to our own inability to comply with, or the inability of other economic operators in our supply chain to qualify under, any legislative reform such as MDR, our business would be harmed. In addition, any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products.

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

Item 5. Other Information

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on November 5, 2020.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ JOSEPH E. GILLIAM
Joseph E. Gilliam
Chief Financial Officer and Sr. Vice President, Corporate Development (Principal Accounting and Financial Officer)