Form 10-K
period 2020-12-31
GLAUKOS Corp
filed 2021-03-01
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common stock as reported on The New York Stock Exchange, was $1,634 million.

The number of shares of the Registrant’s common stock outstanding as of February 25, 2021 (latest practicable date) was 45,786,180 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 2020.

We use Glaukos, our logo, iStent, iStent inject, iStent Infinite, iStent SA, iPrism, iDose, iPRIME, MIGS, Avedro, Photrexa, iLink, KXL, Mosaic and other marks as trademarks. This report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

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

In addition, you should refer to the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

ii

PART I

ITEM 1.BUSINESS

Overview

Glaukos is an ophthalmic medical technology and pharmaceutical company focused on developing novel therapies for the treatment of glaucoma, corneal disorders, and retinal disease. We developed Micro-Invasive Glaucoma Surgery (MIGS) to serve as an alternative to the traditional glaucoma treatment paradigm and launched our first MIGS device commercially in 2012. We have developed a proprietary bio-activated pharmaceutical therapy for the treatment of a corneal disorder, keratoconus, that was approved by the U.S. Food and Drug Administration (FDA) in 2016. We are also developing a pipeline of surgical devices, sustained pharmaceutical therapies, and implantable biosensors intended to treat glaucoma progression, corneal disorders such as keratoconus, dry eye and refractive vision correction, and retinal diseases such as neovascular age-related macular degeneration (AMD), diabetic macular edema (DME), and retinal vein occlusion (RVO).

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

Our commercial solutions and development-stage product candidates include:

•MIGS products that primarily involve the insertion of a micro-scale device or drug delivery system designed to reduce intraocular pressure (IOP) by restoring the natural aqueous humor outflow pathways for patients suffering from glaucoma and MIGS biosensors to measure pressure within the eye;

•topical pharmaceuticals that are bio-activated on the eye by one of our proprietary systems intended to strengthen, stabilize, and reshape the cornea for patients impacted by corneal ectatic disorders or refractive disorders; and

•topical pharmaceuticals that are applied to the eyelid and meant to treat dry eye, glaucoma and other ocular surface diseases and disorders, and

•proprietary micro-invasive, bio-erodible sustained release drug delivery implants that are designed to elute pharmaceuticals over time to improve the vision of patients impacted by retinal diseases such as AMD, DME, RVO, and diabetic retinopathy (DR).

Impact of COVID-19 Pandemic and Current Economic Environment

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. The World Health Organization declared COVID-19 to be a “pandemic,” spreading across the globe and impacting worldwide economic activity. In the U.S., certain federal, state and local governmental authorities issued stay-at-home and other orders, proclamations and/or directives, including restrictions on elective procedures and therapies, aimed at minimizing the spread of COVID-19. Although some of these governmental restrictions have since been lifted or scaled back, recent surges of COVID-19 have in some cases led, and future surges could lead, to the reinstitution of stay-at-home or other orders and may further result in restrictions being re-implemented in response to efforts to reduce the spread of COVID-19. Even if stay-at-home or other orders are removed, potential patients may elect to stay at home voluntarily. The COVID-19 pandemic and subsequent economic slowdown has materially impacted the global demand for our products, which are used in procedures and therapies that are considered elective. This decrease in demand was most significantly felt in the latter part of the quarter ended March 31, 2020 and the earlier part of the quarter ended June 30, 2020. Beginning in May 2020, we began to see an early recovery toward more normalized levels for cataract and keratoconus procedures, a trend that continued through the quarter ended December 31, 2020. The ultimate impact of the COVID-19 pandemic on our operations going forward is unknown and will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 outbreak, the status of health and safety actions taken to contain its spread and any additional preventative and protective actions that governments, or we, may take, any future surges of COVID-19 that may occur, the dynamics associated with the rollout of the COVID-19 vaccines, and how quickly and to what extent economic and operating conditions normalize within the markets in which we operate. For additional information, see the section titled Risks Related to Our Business within Item 1A. Risk Factors of this Annual Report on Form 10-K.

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

We also sought to preserve our cash position by instituting a number of cost saving initiatives, the majority of which have been reinstated, although we continue to carefully manage our discretionary spending. These actions were designed to preserve jobs and core research and development programs. Further, in June 2020, we issued an aggregate principal amount of $287.5 million of 2.75% convertible notes due 2027 (the Convertible Notes), the net proceeds of which will be used for working capital and general corporate purposes. As of December 31, 2020, we had cash, cash equivalents, short-term investments, and restricted cash of approximately $413.9 million, compared to $183.3 million as of December 31, 2019.

We continue to actively assess the impact of COVID-19 on our clinical trials and other pipeline products. The closure of ophthalmic practices and deferral of elective procedures beginning in the first quarter of 2020 in response to COVID-19 disrupted new patient enrollment in our ongoing clinical trials. This disruption has continued even as facilities have reopened as doctors prioritize their standard procedures over clinical trial enrollment. In particular, patient enrollment for our iDose clinical trials remains impacted, which has delayed our estimated iDose approval timeline, where we now expect a potential FDA approval of this product in 2023.

Material Changes and Transactions

Glaukos was formed in 1998 with a focus on treating glaucoma progression, initially developing MIGS to serve as an alternative to traditional glaucoma treatment and management paradigms. We launched the iStent, our first MIGS device, in the U.S. in 2012, our next-generation iStent inject device in late 2018, and our latest iStent inject W device in the second half of 2020, while also developing a broader portfolio of development-stage product candidates designed to treat glaucoma progression. In recent years, we began to execute a long-term strategy that leverages our core competencies and extends our focus to include therapies for chronic eye diseases beyond glaucoma into corneal disorders and retinal health.

In June 2020, we issued $287.5 million in aggregate principal amount of 2.75% convertible notes due 2027 (the Convertible Notes), the proceeds of which are expected to be used for working capital and general corporate purposes.

Products and Pipeline

The Company operates in one operating segment as our primary business activity is the development and commercialization of therapies across several end markets within ophthalmology. In an effort to provide greater visibility into our performance and progress, the following discussion is presented based on our three principal franchises: glaucoma, corneal disorders and retinal diseases.

Glaucoma

Glaucoma is a group of eye diseases characterized by progressive, irreversible and largely asymptomatic vision loss in which elevated levels of IOP are often associated with optic nerve damage that can cause blindness. While some glaucoma patients do not experience an increase in IOP, it is widely considered a major risk factor in glaucoma’s progression, and reduction in IOP is the only clinically proven treatment for the disease. Elevated IOP occurs when aqueous humor is not circulating normally or properly draining from the front part of the eye.

We have three primary commercialized products designed to treat mild-to-moderate open-angle glaucoma, the iStent, the iStent inject, and the iStent inject W. The iStent, the iStent inject, and the iStent inject W are FDA-approved micro-bypass stents that improve aqueous humor outflow inserted through the small corneal incision made during cataract surgery. Our iStent, which reduces IOP by restoring the natural physiologic pathways for aqueous humor, was the first commercially available MIGS treatment solution. Our next generation iStent inject and iStent inject W devices include two stents pre-loaded in an auto-injection system designed to allow the surgeon to inject stents through a single corneal entry. The iStent, iStent inject, and iStent inject W procedures are currently reimbursed in the U.S. by Medicare and all major national private payors. The iStent and iStent inject technologies are commercially available in Japan, Brazil, Canada, Australia, and certain European Union (EU) and other countries, even though reimbursement may not always be available for all such procedures.

We are also developing several pipeline products, including the iStent Infinite, iStent SA and iDose TR, none of which have been commercialized. The iStent Infinite consists of three stents that are designed for use as a standalone procedure in patients with refractory glaucoma. In 2019, we completed patient enrollment of an IDE study of iStent Infinite in order to pursue future FDA clearance. Similar to the iStent inject and the iStent inject W, the iStent SA is a two-stent product that uses a different auto-injection inserter. However, the iStent SA is designed for use as a standalone glaucoma procedure. The iDose drug delivery system is a targeted injectable implant based on our micro-scale device-platform that is designed to continuously deliver therapeutic levels of medication from within the eye for extended periods of time. We commenced our Phase III IND clinical trial for iDose TR in 2018. Additionally, our glaucoma pipeline includes the extended release iDose (TREX), iDose (ROCK), iPrime and the IOP Sensor which are still in a research and development (R&D) stage.

In addition to our organic R&D efforts, in 2019 we entered into a multi-year agreement with Santen, which appointed us to serve as the exclusive U.S. partner for the sale of the Preserflo MicroShunt, which is currently being studied in an FDA pivotal study and has not yet been approved by the FDA. The MicroShunt is an ab-externo device being developed for treatment of glaucoma where IOP is uncontrolled with maximum tolerated medical therapy or where progression of the disease warrants surgery.

In addition, in 2018 we entered into a research and development collaboration agreement with D. Western Therapeutics Institute (DWTI) in which we are conducting the evaluation and development of novel intraocular products for the treatment of glaucoma using compounds from DWTI’s proprietary Rho Kinase inhibitor compound library.

Corneal Disorders

The cornea, the eye’s outermost layer, is a clear, dome-shaped surface that functions best as a lens when the cornea is strong and shaped properly. The cornea is responsible for the majority of the eye’s total focusing power and corneal disorders, including ectasia, refractive vision errors and dry eye, among others, can cause vision impairment. Corneal ectatic disorders are comprised of a class of diseases characterized by an ectatic, or misshaped, cornea. Corneal ectasia is typically caused by a weakening of the cornea, which can be due to a number of factors, including genetic causes, adverse side effects from ophthalmic refractive procedures such as LASIK, or excessive eye rubbing. We are currently targeting two primary corneal ectatic disorders with our bio-activated pharmaceuticals: keratoconus and corneal ectasia following refractive surgery, although our therapies may also offer benefits to individuals with presbyopia and myopia. Keratoconus is mostly a hereditary, degenerative ectatic disease that is often first seen in older children or young adults in which the typically round, dome-shaped cornea progressively thins and weakens, causing a cone-like corneal bulge due to normal internal pressure of the eye. Corneal ectasia following refractive surgery is a serious complication that involves the cornea becoming weakened following a refractive procedure, such as LASIK, with symptoms similar to naturally occurring keratoconus. Refractive vision errors, or the inability of the cornea to properly focus light, are prevalent in the U.S. and abroad and include disorders such as presbyopia and myopia. Presbyopia is a natural part of aging due to the hardening of the eye’s crystalline lens over time, resulting in a loss of lens elasticity or the ability of the lens to change shape in order to focus incoming light on the retina. Myopia, or nearsightedness, is a vision condition in which close objects are seen clearly, but objects farther away appear blurred, and is usually caused by an elongation of the eyeball or a cornea having too much curvature. Presbyopia affects nearly everyone over the age of 40 while myopia first occurs in school-age children and typically progresses until about age 20.

Our pharmaceutical iLink therapies, a suite of novel single-use drug formulations that are bio-activated by our proprietary systems, address both keratoconus and corneal ectasia. These iLink therapies, bioactivated upon the delivery of ultraviolet A (UVA) light to the cornea induce a biochemical reaction called corneal collagen cross-linking, or corneal cross-linking (CXL). CXL strengthens, stabilizes and reshapes the cornea to treat corneal ectatic disorders. The KXL System, which delivers UVA light to a large portion of the cornea, is approved by the FDA for use in the U.S. following removal of the epithelium (often referred to as “iLink epi-off”), a procedure familiar to ophthalmologists. In May 2019, patient enrollment in a pivotal Phase 3 clinical trial was completed to evaluate the safety and efficacy of our latest pharmaceutical iLink therapeutic system for the treatment of keratoconus without the removal of the epithelium (often referred to as “iLink epi-on”). We now expect a potential approval of iLink epi-on product in 2023, with the delay being primarily the result of our decision to change contract drug manufacturers in advance of completing registration batches and, ultimately, commercialization. Outside the U.S., our pharmaceutical therapies can also be administered with the KXL System to address corneal weakening caused by refractive surgery such as LASIK. Our next generation systems are being developed to provide metered beams of UVA light to a targeted portion of the cornea. Our pharmaceutical products bio-activated by these systems may also offer a means of improving the vision of patients with presbyopia, myopia or other corneal diseases.

We have also entered into an exclusive global licensing arrangement with Intratus to research, develop, manufacture and commercialize a patented, non-invasive transdermal drug delivery platform designed for application on the eyelid in the treatment of dry eye disease, glaucoma, and other ocular surface diseases and disorders.

Retinal Diseases

Retinal diseases vary widely but universally affect the retina, a thin layer of tissue inside the back wall of the eye containing light-sensitive cells that convert light into neural signals. Most retinal diseases cause visual impairment, including blurred or distorted vision and vision loss. Our R&D efforts in our retinal franchise are focused on treating AMD, DME, RVO, and other retinal diseases. AMD is a progressive disease that occurs when the macula, the central portion of the retina, is impaired, which can result in severe vision problems. DME is highly prevalent among individuals with type 2 diabetes and is associated with DR, the impairment of small blood vessels in the retina caused by increased glucose levels. Advanced DR can lead to fluid leaking into the macula, which causes DME and severe vision impairment. RVO occurs when the flow of blood from the retina is blocked, often due to a blood clot blocking the retinal vein, which can result in severe vision problems.

We are developing sustained release pharmaceutical retinal platforms leveraging our expanded pharmaceutical and sustained drug delivery R&D capabilities, including Triamcinolone Acetonide SR, Multi-Kinase Inhibitor SR and Anti-VEGF SR. If commercialized, these platforms would be designed to treat AMD, DME, RVO, and other retinal diseases. The focus of our retinal research and development efforts is to develop potential treatment options with a longer duration-of-effect than current standards of care products.

Research & Development

We devote significant resources to our R&D efforts, which are focused on developing new products, and enhancing the effectiveness, ease of use, safety, and reliability of our commercialized products. Our R&D objectives are:

●	to advance glaucoma patient care through continuous improvement of our MIGS technologies;
●	to further enhance treatment options for keratoconus, while expanding iLink and CXL indications to include treatment for certain refractive and other corneal conditions and developing pharmaceutical therapies for dry eye disease and other corneal disorders; and

●	to leverage our expertise in sustained pharmaceutical systems to identify and develop viable treatment options for retinal diseases such as AMD, DME and RVO.

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

Sales and Marketing

Our global sales efforts and promotional activities are currently aimed at ophthalmic surgeons and other eye care professionals and our primary customers include ambulatory surgery centers, hospitals and physician private practices. In the U.S., we sell our products through a direct sales organization. Outside the U.S., we sell our products through direct sales organizations in sixteen countries and a network of distribution partners in other markets where we do not have a direct commercial presence or maintain a modest commercial presence. In 2020, sales to customers inside and outside the U.S. accounted for 77% and 23% of our net sales, respectively. No single customer or distributor accounted for more than 10% of our total net sales in 2020. For the year ended December 31, 2020, our iStent technologies, the iStent, the iStent inject, and the iStent inject W and related accessories, which comprise our key product family, accounted for approximately 80% of our net sales, while our iLink therapies accounted for approximately 20% of our net sales.

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

In glaucoma, our MIGS offerings primarily compete against Ivantis, however there are a considerable number of large and small companies providing more invasive surgical glaucoma technologies, laser-based therapies, and pharmaceuticals that may provide indirect competition or with whom we may compete should our broad clinical development pipeline be approved and commercialized. In corneal disorders, we have, under an orphan drug designation, the only FDA approved bio-activated pharmaceutical therapy for the treatment of keratoconus, but globally we compete against numerous providers of corneal crosslinking therapies such as PeschkeTrade GmBH. Our corneal disorder pipeline, if approved, would vastly expand our competition to numerous large companies such as AbbVie Inc., Alcon and Johnson & Johnson, and small companies that provide medical technology and pharmaceutical therapies for several areas including dry eye and refractive conditions. Our retinal health pipeline, if approved, may face substantial competition from large pharmaceutical companies such as AbbVie Inc., Novartis AG, Genentech/Roche, Regeneron, and Bayer, and there are also a considerable number of large and small companies with development efforts in the field.

Facilities, Manufacturing and Distribution

Our corporate headquarters and our manufacturing operations for the iStent, iStent inject and iStent inject W are located in an approximately 98,000 square foot campus in San Clemente, California which is comprised of two main buildings. Our pharmaceutical therapies for keratoconus are primarily manufactured and supplied by third parties in the U.S. and Germany. We lease approximately 27,000 square feet of office and laboratory space in Waltham, Massachusetts, and our manufacturing operations for the majority of our proprietary systems are located in Burlington, Massachusetts, with some limited manufacturing operations in Dublin, Ireland. In the fourth quarter of 2018, we entered into an office building lease pursuant to which we lease one property containing three existing office buildings, comprising approximately 160,000 rentable square feet of space, located in Aliso Viejo, California (Aliso Facility). The term of the Aliso Facility lease commenced on April 1, 2019 and will continue for thirteen years, with an option to extend the lease for two additional five-year periods at market rates. We intend to relocate our corporate administrative headquarters, along with certain laboratory, research and development and warehouse space previously based in San Clemente, to the Aliso Facility. We currently intend to maintain manufacturing facilities for the iStent, iStent inject, and iStent inject W at our San Clemente location for the foreseeable future. Our international subsidiaries also lease facilities in Australia, Brazil, Canada, Germany, Japan and the United Kingdom.

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

As of December 31, 2020, we owned or exclusively licensed in certain fields of use over 300 issued patents, pending U.S. patent applications, issued foreign patents and pending foreign patent applications. We may, from time to time, choose to acquire or license additional patents and patent applications, or we may choose to abandon, sell, or license certain Company patents and patent applications, depending on our needs. The issued patents that protect our commercial products and current product pipeline expire between 2021 and 2038.

Government Regulation

Our products and operations are subject to extensive and rigorous regulation by federal, state, and local authorities, as well as foreign regulatory authorities. These governmental agencies regulate, among other things, the research, development, testing, manufacturing, approval, labeling, storage, recordkeeping, advertising, promotion and marketing, distribution, post approval monitoring and reporting, and import and export of medical devices and drugs (including drug/device combination products) in their respective jurisdictions to assure the safety and effectiveness of medical products and pharmaceuticals for their intended use. In general, there has been a trend of increased regulation of medical device and drug products, which has resulted in, and will likely continue to result in, increased prices to bring new products to market.

Regulation & Reimbursement in the United States

The FDA has broad regulatory authority over medical devices and drugs in the U.S. The FDA regulates, among other things, product safety, efficacy, manufacturing, advertising, labeling and safety reporting.

Medical Device Requirements

Each medical device commercially distributed in the United States requires one of the following: (i) clearance under a 510(k) premarket notification;(ii) approval under a Premarket Approval (PMA) application; (iii) approval of a de-novo classification petition; or (iv) approval under an IDE.

The FDA classifies devices into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturing and regulatory control needed to ensure its safety and effectiveness. Class III devices, which include our iStent products that produce the majority of our revenue, are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices and devices deemed not substantially equivalent to a predicate device. Class III devices require FDA approval of the more demanding PMA application before marketing of a Class III device can proceed.

PMA Approval Pathway

Class III devices typically require a PMA before they can be marketed. In a PMA, the manufacturer must demonstrate that the device is safe and effective for its intended use, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review can take up to several years. The FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR. Even after a PMA approval, the FDA may require post-approval conditions to ensure the safety and effectiveness of the device, including additional clinical studies or post-market surveillance. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval. Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which may affect the safety or effectiveness of the device, require submission of a PMA supplement.

Clinical Trials of Medical Devices

Clinical trials are almost always required to support a PMA for a Class III device. All clinical investigations must be conducted in accordance with the FDA’s IDE regulations. If the device presents a “significant risk,” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, showing with appropriate data that it is safe to test the device in humans and that the testing protocol is scientifically sound.

Regardless of the degree of risk presented by the medical device, clinical studies must be approved by, and conducted under the oversight of, an Institutional Review Board (IRB) for each clinical site, which is responsible for the initial and continuing review of the IDE. During a study, the sponsor and any clinical investigators are required to comply with the applicable FDA requirements. After a trial begins, the sponsor, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

Post-Market Regulation

After a device is approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

●	Establishment registration and device listing with the FDA;

●	QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;

●	Labelling, advertising and promotion regulations, which require that promotion is truthful, not misleading, fairly balanced and provide adequate directions for use and that all claims are substantiated, and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;

●	Approval of product modifications of approved devices that affect safety or effectiveness or that would constitute a major change in intended use of an approved device;

●	Medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;

●	Correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health; and

●	Post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

●	warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;

●	recalls, withdrawals, or administrative detention or seizure of products;

●	operating restrictions or partial suspension or total shutdown of production;

●	refusing or delaying requests for approvals of new products or modified products;

●	withdrawing 510(k) clearances or PMA approvals that have already been granted;

●	refusal to permit the export or import of our products; or

●	criminal prosecution.

Drug Requirements

The development and commercialization of drug products is subject to extensive regulation by governmental authorities in the U.S. and other countries. Before marketing in the U.S., a drug must undergo rigorous preclinical and clinical studies and an extensive regulatory approval process implemented by the FDA under the FDCA.

Before commencing clinical studies in humans in the US, we must submit to the FDA an investigational new drug application (IND) that includes, among other things, the general investigational plan and protocols for specific human studies and the results of preclinical studies. Once clinical studies have begun under the IND, they are usually conducted in three phases and under FDA oversight. These phases generally include the following:

Phase 1. Introduction into patients or healthy human volunteers and is tested for safety, dose tolerance and pharmacokinetics.

Phase 2. Introduction into a limited patient population to assess the efficacy of the drug in specific, targeted indications, assess dosage tolerance and optimal dosage, and identify possible adverse effects and safety risks.

Phase 3. Expansion to further demonstrate clinical efficacy, optimal dosage and safety within an expanded patient population.

The results of drug development, preclinical studies and clinical studies must be submitted to the FDA as part of a New Drug Application (NDA). The NDA also must contain extensive manufacturing information. The Prescription Drug User Fee Act (PDUFA) establishes timeframes for FDA review of NDAs and the 2007 Food and Drug Administration Amendments Act gave the FDA authority to require implementation of a formal Risk Evaluation and Management Strategy to ensure that the benefits of a drug outweigh its risks. At the end of the review period, the FDA communicates either approval of the NDA or a complete response listing the application’s deficiencies.

Once approved, the FDA may require post-marketing studies, sometimes referred to as Phase 4 studies, to monitor the safety and effectiveness of approved drugs, and may limit further marketing of the drug based on the results of these post-marketing studies.

If regulatory approval for a drug is obtained, the clearance to market the drug will be limited to those diseases and conditions approved by FDA and for which the drug was shown to be effective, as demonstrated through clinical studies and specified in the drug’s labeling. Even if this regulatory approval is obtained, a marketed drug, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. The FDA ensures the quality of approved drugs by carefully monitoring manufacturers’ compliance with its current Good Manufacturing Practice (“cGMP”) regulations, which contain minimum requirements for the methods, facilities, and controls used in manufacturing, processing, and packaging of a drug. The FDA may withdraw drug approval if compliance with post-marketing regulatory standards is not maintained or if safety or quality issues are identified after the drug reaches the marketplace.

We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, the FDA and other regulatory authorities have broad regulatory and enforcement powers, including the power to withdraw approvals.

Health Care Regulatory Laws

Additional laws and regulations also govern our business operations and products in the U.S., including among others:

●	the federal health care Anti-Kickback Statute which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, arrangement for, or recommendation of, items or services for which payment may be made, in whole or in part, under federal health care programs;
●	the federal civil False Claims Act prohibits, among other things, knowingly presenting or causing the presentation of a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. False Claims Act liability is significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false claim or statement for violations (adjusted annually for inflation);
●	federal and state laws and regulations that govern the collection, dissemination, security, use, disclosure and confidentiality of patient-identifiable health and other proprietary and personally-identifiable information, in particular, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH). HIPAA created federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program; and

●	the Physician Payments Sunshine Act, which requires applicable manufacturers like us to report annually to the Centers for Medicare and Medicaid Services (CMS) information related to payments and other “transfers of value” made to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided (starting in 2021) to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.

Certain states also mandate implementation of corporate compliance programs, require compliance with the industry’s voluntary compliance guidelines, impose restrictions on manufacturer marketing practices, require registration or licensing of manufacturers and their sales representatives, and/or require tracking and reporting of gifts, compensation, and other remuneration to healthcare professionals and entities. Some states have proposed or enacted legislation that will create new data privacy and security obligations for certain entities, such as the California Consumer Privacy Act that went into effect January 1, 2020. Violations of these laws may subject us to administrative, civil, and criminal penalties, including imprisonment of individuals, the imposition of significant fines, monetary penalties, and damages, exclusion from participation in (or reimbursement for our products from) federal health care programs like Medicare or Medicaid, imposition of compliance obligations or monitoring, curtailment or restructuring of our operations, and damage to our reputation.

Reimbursement

Ambulatory surgery centers, hospitals and physician private practices that purchase our products typically bill various third-party payors, such as government programs, private insurance plans and managed care programs, to cover all or a portion of the costs and fees associated with the therapeutics or procedures in which our products are used and bill patients for any applicable deductibles or co-payments. In the U.S., physicians are typically paid separately from the facility for surgical procedures involving our products; however, there is no published Medicare payment schedule at the national level for physician payment amounts. The physician payment rate is left to the discretion of the regional Medicare Administrative Contractors (MACs), with each MAC separately determining coverage and no assurance that coverage and adequate reimbursement will be obtained from, or maintained by, the MACs. MACs have in the past, and may in the future, change coverage terms.

In the U.S., no uniform policy of coverage and reimbursement exists among third-party payors; coverage and reimbursement can differ significantly from payor to payor. In addition, payors continually review new products for possible coverage and existing products for changes in coverage and can, without notice, deny coverage.

One key aspect of reimbursement in the U.S. are the distinct billing codes that are used by healthcare providers to report the provision of medical procedures and the use of supplies for specific patients to payors. There are different categories of Current Procedural Terminology (CPT) codes (Category I, II and III) based on the procedure or supply. Although we have received a permanent healthcare common procedure coding system J code for our Photrexa pharmaceutical therapies, we have only obtained temporary Category III CPT codes for the professional fees associated with CXL and iStent-related procedures. Prior to expiration, there are two options: submit an application to convert a temporary code to a permanent code or submit an application for a five-year extension of the temporary code. With the approaching expiration of our temporary Category III CPT code for the professional fees associated our iStent-related procedures, we have applied for a permanent Category I CPT code. In connection with this transition to a permanent code, both the physician fee and facility fee associated with the procedures using our iStent products will be reevaluated. In some cases, the physician fees and/or facility fees have been decreased at the time codes are transitioned from temporary to permanent. Further, even when a permanent billing code has been assigned to a product, there is no guarantee that coverage will be provided.

Regulation & Reimbursement outside the U.S.

In addition to regulations in the U.S., we are subject to a variety of regulations in other jurisdictions governing clinical trials, commercial sales and distribution of our products and reporting of payments to physicians. Whether or not we obtain FDA approval for a product, we must obtain authorization before commencing clinical trials or obtain marketing authorization or approval of a product under the comparable regulatory authorities of countries outside the

U.S. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. In addition, certain countries have adopted transparency legislation that requires us to report contracts with or payments made to physicians in those countries and many have enacted anti-kickback laws and regulations, which generally prohibit the offer, receipt, or payment of remuneration in exchange for or to induce the use of our products.

Similar to the trend within the U.S., other major international markets are also moving toward more stringent regulatory frameworks for medical device and drug products. For example, in May 2017, the EU adopted a new regulatory scheme for medical devices under the Medical Device Regulation (MDR). The MDR is expected to become fully effective in May 2021 and will bring significant new requirements for many medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, and additional post-market surveillance and vigilance, which could result in substantial additional expense.

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

Reimbursement

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

Other

Our operations and many of the products we manufacture or sell are subject to extensive regulation by numerous other governmental agencies, both within and outside the U.S. In the U.S., apart from the agencies discussed above, our facilities, operations, employees, products (their manufacture, sale, import and export) and services are regulated by the Environmental Protection Agency, the Occupational Health & Safety Administration, the Department of Labor, Customs and Border Protection, the Department of Commerce, the Department of Treasury, the Department of Justice and others. State agencies also regulate our facilities, operations, employees, products and services within their respective states. Government agencies outside the U.S. also regulate public health, product registration, manufacturing, environmental conditions, labor, exports, imports and other aspects of our global operations.

These regulatory agencies and any current or future legislation could impact our business operations, reimbursement for our products, and the healthcare environment generally, which could adversely affect our ability to operate our business and our financial results. Compliance with these regulations has not had a material effect on our capital expenditures, earnings, or competitive position to date, but current or new legislation could have such an effect in the future. We cannot estimate the expenses we may incur to comply with potential new laws or changes to existing laws, or the other potential effects these laws may have on our business.

Human Capital Management

Glaukos is committed to developing a comprehensive, cohesive and positive employee experience. We consider talent attraction, development, engagement and retention a key driver of our business success. As of December 31, 2020, we had 653 full-time employees. Our Board of Directors, through the Compensation, Nominating and Governance

Committee, retains direct oversight of our human capital management process, including demographics, talent development, employee retention, material aspects of employee compensation as well as diversity and inclusion recruitment, retention and compensation efforts. Additionally, the Compensation, Nominating and Governance Committee assists management with the implementation of the Company’s diversity strategy. We report on human capital matters at each regularly scheduled Board of Directors meeting and periodically throughout the year. The most significant human capital measures or objectives that we focus on in managing our business and our related human capital initiatives include the following:

●	Workforce Diversity: We believe that truly innovative companies must find new ways to address the marketplace’s needs and the most effective innovation happens when our workforce represents a diversity of ideas and experiences. We embrace diversity in our employee recruiting, hiring, and development practices. Our workforce was made up of 37% female employees and 39% racially or ethnically diverse employees as of December 31, 2020, with 34% and 23% of management positions being filled by female and racially or ethnically diverse individuals, respectively. During 2020, of the promotions that were earned within our workforce, 37% were earned by female employees and 32% were earned by racially or ethnically diverse employees.

●	Inclusion and Belonging: We strive to create a work environment that emphasizes respect, fairness and dignity and do not tolerate discrimination or harassment. Individuals are evaluated based on merit, without discrimination, including discrimination based on race, color, religion, national origin, citizenship, marital status, gender (including pregnancy), gender identity, gender expression, sexual orientation, age, disability, veteran status, or other characteristics protected by law. We are committed to providing equal opportunities to every member of our workforce.

●	Health, Safety, and Wellness: Above all else, we are dedicated to the safety and wellbeing of our employees. As the COVID-19 pandemic unfolded in 2020, we quickly shifted to a remote work environment and provided employees with the resources necessary to effectively perform their job responsibilities. Additionally, we implemented changes to our manufacturing and distribution operations to include the use of personal protective equipment and ensure social distancing. In an effort to identify, and avoid further infection from, asymptomatic cases, we have offered periodic voluntary COVID-19 viral testing to on-site employees. Further, we adopted COVID-19 pay policies that provide our employees up to ten additional days of paid leave if they experience COVID-19 exposure or illness or to need time to care for exposed or ill family members.

●	Philanthropy and Volunteerism: We created the Glaukos Charitable Foundation to assist the company in its philanthropic endeavors. Glaukos has donated over $10 million worth of its products to assist individuals in need. Additionally, we regularly hold local volunteer events and fundraising campaigns, over 20 total in 2020, to encourage our employees to give back to our communities, a commitment that we further support by offering employees paid time off for charitable volunteering. One of our more impactful volunteer events involved Glaukos employees adopting over 50 disadvantaged families globally to help provide a more special holiday experience.

●	Training and Development: Employees receive regular development feedback through quarterly management reviews during which they are encouraged to cultivate new skills and opportunities. We coach our leaders to facilitate effective conversations and measure the effectiveness of these conversations by surveying our employees. In addition to training and development opportunities, all new employees are required to participate in substantial training seminars to introduce them to Glaukos’ business, pipeline and position within ophthalmology. We value knowledge and continuous improvement and conduct frequent informational sessions to further expose our employees to different departments, projects and business priorities.

●	Compensation and Benefits: To attract, retain and recognize talent, we aim to ensure merit-based, equitable compensation practices and strive to provide competitive compensation and benefit packages to our workforce. Employees at all levels are eligible for discretionary cash bonuses. To align employees with the organization’s performance, all U.S. employees are eligible to receive new hire and annual awards of restricted stock units. In furtherance of our commitment to internal pay equity and pay transparency, Glaukos conducts an annual pay equity analysis to evaluate compensation distribution, which analysis is also conducted in connection with new hires, promotions and our annual affirmative action planning process. Despite the difficulties presented by COVID-19, we expanded our global benefits programs, including broadening our employee assistance program globally, adding elderly and childcare assistance and introducing parental leave for new and adoptive parents for U.S. based employees, and expanding access to our trackless paid time off policy.

●	For additional information on human capital matters, please see our most recent proxy statement or Sustainability Report, each of which is available on our website at www.glaukos.com.

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

In an effort to reduce the spread of COVID-19, certain federal, state and local governmental authorities have issued, and in some cases reinstituted, stay-at-home and other orders, proclamations and/or directives. To protect our employees and adhere to the guidance and orders of these various governmental authorities, beginning in the first quarter of 2020 and continuing through the date hereof, we shifted the majority of our workforce to remote operations and implemented changes to our manufacturing and distribution operations to include the use of personal protective equipment and ensure social distancing. Further, in an effort to identify, and avoid further infection from, asymptomatic cases, we have offered periodic voluntary COVID-19 viral testing to on-site employees.

Government restrictions and advisories on elective procedures and therapies enacted to slow the spread of COVID-19 led to a material decrease in demand for our products versus levels achieved prior to the COVID-19 outbreak, which decrease in demand was most significantly felt in the latter part of the quarter ended March 31, 2020 and the earlier part of the quarter ended June 30, 2020. Beginning in May 2020, we began to see a return toward more normalized levels for cataract and keratoconus procedures, which normalization has continued through the quarter ended December 31, 2020. However, we cannot predict the timing and full impact of the pandemic on our future financial and operating results given the continued uncertainties associated with the situation, including the possibility of future surges of COVID-19, uncertainties about the severity and transmission rates of new variants of COVID-19, the availability, distribution and efficacy of vaccines and therapeutics for COVID-19 and patient reluctance to seek primary care from optometrists and ophthalmologists or undergo medical procedures during or following the pandemic. Restrictions on elective procedures and therapies and the closures of ophthalmic practices in an effort to halt the spread of COVID-19 have also impacted the progress of our pipeline products. For example, new patient enrollment in our iDose clinical trial slowed significantly which delayed the iDose approval timeline. Any further prolonged economic slowdown or reinstitution of stay-at-home orders may cause additional delays in the progress of our pipeline products, including those in clinical trials.

We implemented significant cost saving initiatives in order to preserve jobs globally and protect core research and development programs. However, the majority of our planned expenditures have been reinstated. We continue to carefully manage our discretionary spending, which may slow the growth trajectory of the Company or require us to delay projects that could have benefitted the Company. In addition to the cost saving measures, we issued $287.5 million in aggregate principal amount of 2.75% convertible notes due 2027 (the Convertible Notes) in June 2020, the proceeds of which are expected to be used for working capital and general corporate purposes.

Our supply chain has experienced some delays due to COVID-19 disruptions impacting some of our suppliers and third-party partners and it is possible our suppliers or third-party partners could incur further challenges supplying the materials needed for the manufacture of our products. Additionally, we have experienced a number of COVID-19 cases among our workforce, particularly in the fourth quarter of 2020, and we could experience a wider-spread outbreak of COVID-19 in our manufacturing facilities, which could require us to temporarily shut down manufacturing operations and/or cause a disruption to, or shortage in, our workforce. If a widespread outbreak were to occur, we may experience delays in our responses to our customers and possible delays in shipments of our products, which could harm our customer relations and adversely impact our competitive positioning and sales. We have also experienced restrictions on the ability of our personnel to travel and access customers and clinical sites for training and support. Other potential disruptions include delays in approvals by regulatory bodies; delays in product development efforts; and further challenges to our capacity to manufacture, sell and support the use of our products.

We have incurred significant losses since inception and our business requires substantial capital and operating expenditures to operate and grow. There can be no guarantee that we reach sustained profitability.

Since the Company’s inception in 1998, we have incurred significant operating losses. As of December 31, 2020, we had an accumulated deficit of approximately $310.1 million, principally from costs incurred in our clinical trial, research and development programs and from our general and administrative expenses. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering (IPO), the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities, cash generated from commercial operations and the issuance of the Convertible Notes. To implement our global business strategies we need to, among other things, fund ongoing research and development activities, expand our manufacturing capabilities, grow our sales and marketing organization, enforce or defend our intellectual property rights, acquire companies or in-license products or intellectual property, and obtain regulatory clearance or approval to commercialize our existing products in international markets or to commercialize those currently under development in the U.S. and internationally. As a result, we expect our expenses to continue to increase as we pursue these objectives. While we believe we have sufficient cash to fund our operations for at least the next 12 months from the date our consolidated financial statements for the year ended December 31, 2020 are made publicly available, our ability to reach sustained profitability is highly uncertain, especially given our increasingly competitive landscape, which makes forecasting our sales more difficult.

Our success depends on our ability to continue to generate sales of our commercialized products and develop and commercialize additional products, which we may not be able to accomplish.

Our primary sales-generating commercial products have been the iStent, which we began selling in the U.S. in 2012, the iStent inject, which we began selling in the U.S. in the second half of 2018, and its successor, the iStent inject W, launched in the second half of 2020, as well as our Photrexa therapies, which we acquired in connection with our acquisition of Avedro, Inc. (Avedro) in November 2019. We expect to continue to derive a significant portion of our net sales from the iStent, the iStent inject models and the Photrexa therapies.

It is important that we continue to build a more complete product offering. Developing additional products is expensive and time-consuming. Even if we are successful in developing our additional pipeline products, including those currently in development, the success of our new product offerings is inherently uncertain and there can be no assurance that our products will produce net sales in excess of the costs of development. Any current or new products could also quickly be rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying superior technologies, features or better product safety, quality or efficacy. Our competitors include large publicly traded companies or divisions of publicly traded companies and have more resources, greater name recognition, longer operating histories, more established relationships with healthcare professionals, customers and third-party payors, broader products lines that provide rebate and bundling opportunities, more established sales and marketing programs and distribution networks, and greater experience in obtaining regulatory clearance or approval. Additionally, our research programs, which are expensive and time-intensive, may initially show promise in identifying potential products, yet fail to yield product candidates for clinical development. If we are unable to successfully commercialize additional products, our business prospects would be materially affected.

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

●	different, and in some cases more exacting and lengthy, regulatory approval processes, regulations and laws, and pricing and reimbursement systems;
●	reduced or varied protection for intellectual property rights or difficulties enforcing our intellectual property rights and defending against third-party threats and intellectual property enforcement actions against us, our distributors, or any of our third-party suppliers;
●	pricing pressure or longer sales and payment cycles;
●	different competitive dynamics, including smaller market sizes, which we may not be able to fully appreciate before entering certain foreign markets;
●	a shortage of high-quality regional sales managers, direct sales representatives and distributors, and the difficulties of managing foreign operations;
●	relative disadvantages compared to competitors with more recognizable names, longer operating histories and better established distribution networks and customer relationships;
●	political and economic instability, international terrorism and anti-U.S. sentiment, or the imposition of U.S. or international sanctions that could restrict or prohibit continued business;
●	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;
●	scrutiny of foreign tax authorities that could result in significant fines, penalties and additional taxes being imposed on us;
●	different cultural norms which may impact how business is conducted;
●	laws and business practices favoring local companies;
●	difficulties in maintaining consistency with our internal guidelines;
●	difficulties in enforcing agreements and collecting receivables through foreign legal systems;
●	failures by our third-party partners to properly assist us with local guidance on operations, financial and other reporting, accounting, tax, payroll, legal and regulatory matters; and
●	the imposition of costly and lengthy new export licensing requirements and restrictions, particularly relating to technology.

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

Additionally, we rely on a limited number of third-party suppliers, in some cases sole suppliers, to supply components for the iStent, the iStent inject models and our other pipeline products. If any one or more of our suppliers cease to provide us with sufficient quantities of components or drugs in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our domestic and international quality control standards and regulatory requirements including FDA’s Quality System Regulation (QSR) and Current Good Manufacturing Practices (cGMPs) regulations, we may from time to time be unable to obtain components if our component suppliers are found to be in violation of such standards and we may have difficulty quickly engaging additional or replacement suppliers for some of our critical components, which could delay or impact our business, including the regulatory approval timelines as has happened with iLink epi-on. If our manufacturing facilities or those of any of our component suppliers or contract facilities are found to be in violation of applicable laws and regulations or fail to adequately remediate any issues discovered during an audit, the FDA or other notified bodies could take enforcement action. Even if we are able to identify and qualify a suitable second source to replace one of our key suppliers, if necessary, that replacement supplier would not have access to our previous supplier’s proprietary processes and would therefore be required to develop its own, which could result in further delay. Despite our efforts to maintain an adequate supply of inventory, the loss of these suppliers, or their inability to provide us with an adequate supply of components or products, could cause delay in the manufacture of our products, thereby impairing our ability to meet the demand of our customers and causing significant harm to our business. Any disruption of this nature or increased expense could harm our commercialization efforts and adversely affect our operating results.

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

In the course of conducting our business, we have had to and must continue to adequately address quality issues associated with our products, including in our engineering, design, manufacturing and delivery processes, as well as issues in third-party components included in our products. Because our products are highly complex, the occurrence of performance issues may increase as we continue to introduce new products and as we rapidly scale up manufacturing to meet increased demand for our products. Although we have established internal procedures to minimize risks that may arise from product quality issues, there can be no assurance that we will be able to eliminate or mitigate occurrences of these issues and associated liabilities. In addition, identifying the root cause of performance or quality issues, particularly those affecting third-party components, may be difficult, which increases the time needed to address quality issues as they arise and increases the risk that similar problems could recur. Finding solutions to quality issues can be expensive and we may incur significant costs or lost revenue in connection with, for example, shipment holds, product recalls and warranty or other service obligations. In addition, quality issues can impair our relationships with new or existing customers or result in product liability suits against us, which may be expensive to defend or resolve and could impact the reimbursement coverage of our products, our product liability insurance rates and/or our cash reserves in the event our existing insurance coverage is insufficient. The occurrence of any of the foregoing could adversely affect our reputation as a producer of high quality products, which could adversely affect our business, financial condition or results of operations.

Ophthalmic surgeons may not use our products if they do not believe they are safe, efficient, effective and preferable alternatives to other treatment solutions in the market or may use our products without being adequately trained, which could result in inferior clinical outcomes.

We believe that ophthalmic surgeons will not use our products unless they conclude that our products provide a safe, efficient, effective and preferable alternative to currently available treatment options. If ophthalmic surgeons determine that any of our products are not sufficiently effective, efficient or safe, whether based on longer-term patient studies or clinical experience or unsatisfactory patient outcomes or patient injury, our sales would be harmed. Surgeons may base such determination on patient outcomes that are the result of untrained or unqualified surgeons performing procedures for which they haven’t been trained. It is also possible that as our products become more widely used, latent defects could be identified, creating negative publicity and liability problems for us and adversely affecting demand for our products. If an increasing number of ophthalmic surgeons do not continue to adopt the use of our products, our operating and financial results will be negatively impacted.

Operating results could be unpredictable and may fluctuate significantly from quarter to quarter, which could adversely affect our business, financial condition, results of operations and the trading price of our common stock.

In addition to the impact of the COVID-19 pandemic, our net sales may experience volatility due to a number of factors, many of which are beyond our control, including, among other things, fluctuating demand, pricing pressures applicable to our products, commercialization of our new and existing products and the marketing of competitive products, results of clinical research and trials, regulatory approvals and legislative changes affecting our products, variances in the sales terms, supply chain and inventory management, timing or volume of customer orders and the length of our sales cycle, which varies and may be unpredictable. As a result, you should not rely on our results in any past period as an indication of future results and you should anticipate that fluctuations in our quarterly and annual operating results may continue and could generate volatility in the price of our common stock. We believe that quarterly comparisons of our financial results should not be relied upon as an indication of our future performance.

If we fail to manage our anticipated growth effectively, we may not be able to meet customer demand for our products and our business could suffer.

Since the commercial launch of the iStent in 2012, we have seen significant period-to-period growth in our business, both organically and through transactions, and we must continue to grow in order to meet our business and financial objectives. However, continued growth may create numerous challenges, including, among others, new and increased responsibilities for our management team; increased competition; increased product demand which could strain our manufacturing capacity; the management of an increasing number of customer, supplier and other relationships; increased pressure on our operating, financial and reporting systems; entry into new international territories with unfamiliar regulations and business approaches; and the need to hire, train and manage additional qualified personnel. If we fail to manage any of these challenges effectively, our business may be harmed.

If we are unable to retain or recruit qualified personnel for growth, our business results could suffer.

We have benefited substantially from the leadership and performance of our senior management as well as certain key employees. For example, our chief executive officer, as well as other key members of our senior management, has experience successfully developing novel technologies and scaling early-stage medical device and pharmaceutical companies to achieve profitability. We also rely on our qualified sales representatives and on consultants and advisors in our research, operations, clinical and commercial efforts to grow our business, develop and commercialize new products and implement our business strategies. Our success will depend on our ability to retain our current management, key employees and consultants and advisors, and to attract and retain qualified personnel in the future. The loss of services of these personnel, which could occur without notice and without cause or good reason, could prevent or delay our growth plans and the implementation and completion of our strategic objectives, or divert management’s attention to seeking qualified replacements. Our employees, including members of our senior management, are not subject to non-competition agreements. Accordingly, the adverse effect resulting from the loss of key personnel could be compounded by our inability to prevent them from competing with us.

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

At December 31, 2020, we had approximately $439.4 million, $297.6 million and $13.4 million of net operating loss (NOL) carryforwards for federal, state and foreign purposes, respectively, available to offset future taxable income. The federal NOL carryforwards incurred prior to 2018 begin to expire in 2021, while a federal NOL carryforward of $186.6 million will not expire. The state NOL carryforwards begin to expire in 2021. The foreign NOL carryforwards begin to expire in 2022. At December 31, 2020, we had federal and state R&D credit carryforwards of approximately $32.3 million and $15.7 million, respectively. Federal credits begin to expire in 2021, state credits of $3.4 million begin to expire in 2023, and state credits of $12.2 million carry over indefinitely. We continue to provide a valuation allowance against a portion of these tax attributes because we believe that uncertainty exists with respect to their future realization, as well as with respect to the amount of the tax attributes that will be available in future periods. Utilization of these tax attributes may be subject to annual limitations under the Internal Revenue Code of 1986 (IRC) Section 382 and Section 383 if the Company experiences an ownership change. To the extent available, we intend to use these NOL and credit carryforwards to offset future taxable income and/or income tax liabilities associated with our operations. There can be no assurance that we will generate sufficient taxable income in the carryforward period to utilize the remaining tax attributes before they expire.

Risks Related to Indebtedness

The requirement that we service our indebtedness could limit the cash flow available for our operations and have other consequences that could adversely affect our business, and we may not have sufficient cash flow from our business to pay our debt obligations.

As of December 31, 2020, we had $287.5 million in principal amount of indebtedness as a result of the issuance of the Convertible Notes. We may also incur additional indebtedness to meet future financing needs. Interest payments, fees, covenants and restrictions under agreements governing our current or future indebtedness, including the indenture governing the Convertible Notes, could have important consequences, including the following: impairing our ability to successfully continue to commercialize our current or future products; limiting our ability to obtain additional financing on satisfactory terms; increasing our vulnerability to general economic downturns, competition and industry conditions; requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness; inhibiting our flexibility to plan for, or react to, changes in our business; and diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Convertible Notes. The occurrence of any one of these events could have an adverse effect on our business, financial condition, operating results or cash flows and ability to satisfy our obligations under the indenture governing the Convertible Notes and any other indebtedness.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the amounts payable under our current or future indebtedness, including the Convertible Notes, will depend on our operating and financial performance, which may be subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary investments in our business, and our cash needs may increase in the future. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

In connection with the issuance of the Convertible Notes, we entered into capped call transactions with certain option counterparties. The capped call transactions cover, subject to customary adjustments, the number of shares of common stock initially underlying the Convertible Notes. The capped call transactions are expected generally to reduce the potential dilution of our common stock upon any conversion of the Convertible Notes or at our election (subject to certain conditions) and offset any cash payments we are required to make in excess of the aggregate principal amount of converted Convertible Notes, as the case may be, with such reduction or offset subject to a cap.

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

Risks Related to the Regulatory Environment

Our business, products and processes are subject to extensive regulation both in the U.S. and abroad and it can be costly to comply with these regulations. Any failure to adhere to applicable regulations could harm our business, financial condition and operating results.

Our medical devices, drugs, drug/device combination products or other products are subject to extensive government regulation in the U.S. by the U.S. Food and Drug Administration (FDA), state regulatory authorities and foreign regulatory authorities in the countries in which we conduct business. These regulations relate to, among other things, research and development, design, testing, clinical trials, manufacturing, clearance or approval, environmental controls, safety and efficacy, labeling, advertising, promotion, pricing, recordkeeping, reporting, import and export, post-approval studies and the sale and distribution of our products. See Item 1, Business, “Government Regulation -- Regulation & Reimbursement in the U.S.” and “Regulation & Reimbursement outside the U.S.” for additional information.

The process of obtaining clearances or approvals to market our products can be expensive and lengthy, and we cannot guarantee that our current products will receive approval for additional indications or that our future products will receive clearance or approval on a timely basis, if at all. Before we can obtain regulatory approval for any product candidate, we may be required to undertake extensive clinical testing in humans to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory agencies, including outside the U.S. We have experienced in the past, and could experience in the future, delays in the commencement or completion of clinical trials or testing that could significantly affect our product development costs. We do not know whether planned clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients in a timely manner or be completed on schedule, if at all. Conducting clinical trials is a complex and expensive process, can take many years, and outcomes are inherently uncertain. We incur substantial expense for, and devote significant time to, clinical trials but cannot be certain that the trials will ever result in commercial sales, even if we believe the results from such trials are positive. We may suffer significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical trial process. Any of our medical device products may malfunction and any of our products may produce undesirable adverse effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials. We, the clinical trial investigators, the independent review board responsible for overseeing the trial, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time due to a number of factors, including failure to conduct the clinical trial in accordance with applicable regulatory requirements or trial protocols, failure to demonstrate a benefit from using the product, lack of sufficient funding, or to avoid exposing trial participants to unacceptable health risks. Any delay or failure in clinical trials would delay or prevent our ability to obtain necessary regulatory approvals, which would have a material adverse effect on our business, financial condition and prospects.

In some instances, we may pursue a regulatory clearance or approval pathway that proves unsuccessful, which would substantially increase the time and financial resources required to obtain FDA or other regulatory approval or could result in new competitive products reaching the market faster than our product candidate, which could materially adversely impact our competitive position and prospects. We cannot assure you that we will receive the requisite or timely approvals for commercialization of our product candidates.

Even after we have obtained the proper regulatory clearance or approval to market a product, we have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations. We may also be required to seek additional regulatory approvals to modify our approved products or their manufacturing processes, which may entail significant time and expense. We and our suppliers are subject to extensive post-marketing regulatory requirements and failure to comply with applicable requirements could subject us to enforcement actions, including product approval withdrawals. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. Other post-market requirements that may regulate our products include establishment registration and device listing, quality system and good manufacturing requirements, reporting of adverse events and device malfunctions, reporting of corrections and removals (recalls), labeling requirements, and promotional restrictions. Our products could malfunction, cause unexpected adverse events, or experience performance problems that require review and possible corrective action by us or a component supplier, including a recall or market withdrawal. Failure to conduct any required post-marketing studies for our approved products in a timely manner could result in the revocation of the approval for the product that is subject to such a requirement and could also result in the recall or withdrawal of the product. Any recall or product withdrawal, whether required by the FDA or another regulatory authority or initiated by us, could harm our reputation with customers and negatively affect our sales.

The FDA, state and foreign regulatory authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, which may include, among other things, warning letters, fines, injunctions, recalls, refusals to grant or delays in granting requests, civil fines and penalties, operating restrictions, withdrawal of approvals and even criminal prosecution.

In addition, our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of a drug or medical device for a use that has not been cleared or approved by the FDA, also known as an “off-label” use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician's choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions.

We are subject to healthcare fraud and abuse, anti-kickback, false claims and transparency laws and regulations, among others, which are enforced by federal and state governments with respect to our marketing, training, customer arrangements, financial arrangements with physicians, patient assistance programs, reimbursement support services, and other practices. See Item 1, Business, “Government Regulation -- Regulation & Reimbursement in the U.S.” and “Regulation & Reimbursement outside the U.S.” for additional information about the laws and regulations which apply to us. In the foreign markets in which we operate, different pricing and reimbursement systems, which could result in lower reimbursement, could harm our ability to operate our business.

The scope and enforcement of each of the laws applicable to our business and products is uncertain and subject to rapid change in the current environment of healthcare reform. If our operations are found to be in violation of any of the government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in federal and state healthcare programs and the curtailment or restricting of our operations, any of which could harm our ability to operate our business and our financial results. The U.S. Department of Justice has increased its scrutiny of interactions between manufacturers and healthcare providers, as well as various patient and product support programs, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. We have built and maintained a compliance program to adhere to the various compliance and reporting requirements in multiple jurisdictions, but these laws and regulations are subject to evolving interpretation. Although we try to structure our arrangements within available safe harbors whenever possible, we may nevertheless become subject to government scrutiny or investigation. Responding to a government investigation is time and resource intensive, and may cause harm to our business and reputation even if we are able to successfully defend against it. Additionally, resolution of any such investigation may require agreement to onerous corporate integrity agreements or other compliance or reporting requirements, which may negatively affect our business.

Legislative or regulatory reform of the healthcare system could hinder or prevent our products’ commercial success.

In the U.S. and in certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare systems in ways that could impact our ability to sell our products profitably, if at all. In the U.S. in recent years, new legislation has been proposed and adopted at the federal and state levels that is effecting major changes in the healthcare system. In addition, new regulations and interpretations of existing healthcare statutes and regulations are frequently adopted and we may not be able to comply with the changed laws, they could increase the cost of manufacturing, marketing or selling our product, could make approvals of pipeline products more difficult or prevent us from selling at all. We expect there will continue to be a number of legislative and regulatory changes to the U.S. health care system that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof and may impose additional costs or lengthen review times of planned or future products. . It is also difficult to predict whether and how the policies and priorities of a new administration could materially impact the regulation governing our products.

We may from time to time increase the prices of our products, as was recently done with our Photrexa therapies. Drug pricing by pharmaceutical manufacturers is currently, and is expected to continue to be, under close scrutiny, including with respect to manufacturers that increase the price of products after acquiring those products from other companies. In some cases, such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturers’ patient support programs, and reform government program reimbursement methodologies for products. Although our price increases have been based upon third party studies of the projected economic value of our products to the healthcare system, we cannot be certain they would not be subject to such scrutiny.

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

Broader legislative changes may also impact our operations. The United Kingdom (U.K.) held a referendum on June 23, 2016 in which voters approved withdrawal from the EU (commonly referred to as Brexit). On January 31, 2020, the U.K. withdrew from the EU and the transition period ended on December 31, 2020. The U.K. and EU reached agreement regarding their future relationship on December 24, 2020. As a result of Brexit, there may be greater restrictions on imports and exports into and out of the U.K. and EU countries and regulatory complexities that could adversely impact the Company.

If, as a result of legislative or regulatory healthcare reform, we cannot sell our products profitably, whether due to our own inability to comply with, or the inability of other economic operators in our supply chain to qualify under, any legislative reform, our business would be harmed. In addition, any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products.

Changes to the reimbursement rates for our products may adversely impact our business.

Our ability to successfully commercialize and achieve market acceptance of our products depends in significant part on adequate financial coverage and reimbursement from third party payors, including governmental payors (such as the Medicare and Medicaid programs in the U.S.), managed care organizations and private health insurers. See Item 1, Business, “Government Regulation -- Regulation & Reimbursement in the U.S.” and “Regulation & Reimbursement outside the U.S.” for additional information. Payors continually review the clinical evidence for new technologies and can change their coverage policies without notice or deny payment if the product was not used in accordance with the payor’s coverage policy. Therefore, coverage for our products can differ significantly from payor to payor. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these products and procedures. As a result, the coverage determination process is often time-consuming and costly and requires us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage will be obtained or will be maintained once it is obtained.

In addition to uncertainties surrounding coverage policies, there are periodic changes to reimbursement levels. Without sufficient reimbursement from governmental programs or third party commercial payors, patients may not be able to access our products. The demand for, and the profitability of, our products could be materially harmed if the Medicaid program, Medicare program, other healthcare programs in the U.S. or elsewhere, or third party commercial payors in the U.S. or elsewhere deny reimbursement for our products, limit the indications for which our products will be reimbursed, or provide reimbursement only on unfavorable terms. Further, as we seek to transition the procedures associated with our iStent-related products from a temporary Current Procedural Terminology (CPT) Category III code to a permanent CPT Category I code, the physician and facility reimbursement levels associated with the procedures using our iStent products could be decreased. Further, even when a permanent billing code has been assigned to a product, there is no guarantee that coverage will be provided. MACs have in the past, and may in the future, change coverage terms, which could result in inadequate reimbursement and impact the use of our products. If we are unable to maintain our existing codes or obtain new permanent codes for procedures using our products, or obtain new reimbursement codes for our other products in development, we may be subject to significant pricing pressure, which could harm our business, results of operations, financial condition and prospects.

We cannot predict to what extent the evolving effects of the COVID-19 pandemic may disrupt global healthcare systems and access to our products or result in a widespread loss of individual health insurance coverage due to unemployment, a shift from commercial payor coverage to government payor coverage, or an increase in demand for patient assistance and/or free drug programs, any of which could adversely affect net revenue. In addition, payers consistently engage in cost containment efforts, which could include efforts to decrease reimbursement levels for prescription drugs and the imposition of prior authorization for the use of our products. We cannot predict actions that third party payors may take, or whether they will limit the access and level of reimbursement for our products or refuse to provide any approvals or coverage.

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

On May 6, 2020, we implemented a company-wide ERP system to upgrade certain existing business, operational, and financial processes, and continue to refine the system on an ongoing basis, which has been a complex and time-consuming project. This project has required and may continue to require investment of capital and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Any deficiencies in the design and implementation of the new ERP system could result in higher costs than we had anticipated and could adversely affect our ability to develop and launch solutions, provide services, fulfill contractual obligations, file reports with the SEC in a timely manner, operate our business or otherwise affect our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition. In addition, because the ERP is a new system and we have no prior experience with it, there is an increased risk that one or more of our internal financial controls may fail, which could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

The exclusive forum provisions in our organizational documents could limit our stockholders' ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees.

Our Restated Certificate of Incorporation (the “Glaukos Charter”) and our Bylaws provide that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company or its stockholders, (iii) any action or proceeding asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, the Glaukos Charter or our bylaws, or (iv) any action or proceeding asserting a claim governed by the internal affairs doctrine (the “Delaware Exclusive Forum Provision”). Further, in November 2020, we amended our Bylaws to provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act (the “Federal Forum Provision”). Our decision to adopt the Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law and means that suits brought by stockholders to enforce any duty or liability created under the Securities Act must be brought in federal court and cannot be brought in state court.

The Delaware Exclusive Forum Provision is intended to apply to claims arising under Delaware state law and would not apply to claims brought pursuant to the Exchange Act or the Securities Act, or any other claim for which the federal courts have exclusive jurisdiction. In addition, the Federal Forum Provision is intended to apply to claims arising under the Securities Act and would not apply to claims brought pursuant to the Exchange Act. The exclusive forum provisions in the Glaukos Charter and our Bylaws will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder and, accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal courts. Our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

The exclusive forum provisions in the Glaukos Charter and our Bylaws may limit a stockholder's ability to bring a claim in a judicial forum of its choosing for disputes with the company or its directors, officers or other employees, which may discourage lawsuits against the Company and its directors, officers and other employees. In addition, stockholders who do bring a claim in the Court of Chancery of the State of Delaware pursuant to the Delaware Exclusive Forum Provision could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The court in the designated forum under our exclusive forum provisions may also reach different judgments or results than would other courts, including courts where a stockholder would otherwise choose to bring the action, and such judgments or results may be more favorable to the Company than to our stockholders. Further, the enforceability of similar exclusive forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and it is possible that a court could find any of our exclusive forum provisions to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find all or any part of our exclusive forum provisions to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

The Company leases two adjacent facilities located in San Clemente, California. Each of these leases expires on May 31, 2030, and each contains an option to extend the lease for one additional five year period at market rates. The total leased square footage of both facilities equals approximately 98,000. On November 14, 2018, the Company entered into an office building lease pursuant to which the Company will lease one property containing three existing office buildings, comprising approximately 160,000 rentable square feet of space, located in Aliso Viejo, California (Aliso Facility) which was accounted for as a finance lease. The term of the Aliso Facility commenced on April 1, 2019 and continues for thirteen years. The agreement contains an option to extend the lease for two additional five year periods at market rates. On December 18, 2018, we also purchased approximately 2.5 acres of vacant land located adjacent to the Aliso Facility for future expansion purposes. The Company currently intends to relocate its corporate administrative headquarters, along with certain laboratory, research and development and warehouse space, to the Aliso Facility. The Company’s San Clemente locations will continue to serve as its main manufacturing locations for the foreseeable future.

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

ITEM 3.LEGAL PROCEEDINGS

For a description of our legal proceedings, see “Patent Litigation” and “Securities Litigation” in Note 13, Commitments and Contingencies, of our notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated by reference in response to this item.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock trades on the New York Stock Exchange (NYSE) under the symbol “GKOS”.

As of February 25, 2021, we had 65 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of record holders also does not include stockholders whose shares may be held in trust by other entities.

Stock Performance Graph

The following performance graph shows the cumulative total stockholder return during the last five years in (i) our common stock, (ii) the S&P Small Cap 600 index and (iii) the S&P Small Cap 600 Healthcare index. The graph assumes that $100 was invested at the closing price of our common stock on the last trading day of fiscal year 2015 and all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	12/31/2015	12/31/2016	12/29/2017	12/31/2018	12/31/2019	12/31/2020
Glaukos Corporation	$100.00	$138.92	$103.89	$227.50	$220.62	$304.82
S&P Small Cap 600 index	$100.00	$124.75	$139.38	$125.79	$152.02	$166.57
S&P Small Cap 600 Healthcare index	$100.00	$101.94	$137.10	$150.49	$180.79	$237.58

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

ITEM 6.SELECTED FINANCIAL DATA

The selected consolidated financial information set forth below for each of the years ended December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017, and December 31, 2016 has been derived from our audited consolidated financial statements. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included in Items 7 and 8, respectively, of this Annual Report on Form 10-K.

	Year ended December 31,
(in thousands, except per share amounts)	2020	2019	2018	2017	2016

Statements of Operations Data:
Net sales	$224,959	$236,984	$181,278	$159,254	$114,397
Cost of sales	91,719	38,588	25,075	21,050	16,177
Gross profit	133,240	198,396	156,203	138,204	98,220
Operating expenses:
Selling, general and administrative (1)	171,401	176,635	119,529	96,260	64,756
Research and development	85,392	68,308	49,676	38,905	29,223
In-process research and development	—	3,745	—	5,320	—
Total operating expenses	256,793	248,688	169,205	140,485	93,979
(Loss) income from operations	(123,553)	(50,292)	(13,002)	(2,281)	4,241
Non-operating (expense) income, net	(8,761)	256	634	2,282	324
Income tax (benefit) provision	(11,966)	(65,460)	583	93	43
Net (loss) income (1)	$(120,348)	$15,424	$(12,951)	$(92)	$4,522
Basic net (loss) income per share attributable to Glaukos Corporation stockholders (1)	$(2.70)	$0.41	$(0.37)	$(0.00)	$0.14
Diluted net (loss) income per share attributable to Glaukos Corporation stockholders (1)	$(2.70)	$0.37	$(0.37)	$(0.00)	$0.12
Weighted average shares used to compute basic net (loss) income per share attributable to Glaukos Corporation stockholders (1)	44,497	37,355	35,317	34,381	32,928
Weighted average shares used to compute diluted net (loss) income per share attributable to Glaukos Corporation stockholders (1)	44,497	41,145	35,317	34,381	36,459

(1)	On November 21, 2019, we acquired Avedro, Inc. (Avedro), a hybrid ophthalmic pharmaceutical and medical technology company focused on developing therapies designed to treat corneal diseases and disorders and correct refractive conditions. Avedro developed bio-activated drug formulations used in combination with proprietary systems for the treatment of progressive keratoconus and corneal ectasia following refractive surgery. The therapy is the first and only minimally invasive anterior segment product offering and only available treatment approved by the FDA shown to halt the progression of keratoconus. Please see Note 2, Note 4, Note 6 and Note 7 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information on our acquisition of Avedro.

	As of December 31,
(in thousands)	2020	2019	2018	2017	2016

Balance Sheet Data:
Cash and cash equivalents	$96,596	$62,430	29,821	$24,508	$6,494
Short-term investments	307,772	111,553	110,667	94,506	89,268
Net working capital (3)	419,740	205,178	146,202	122,672	103,085
Total assets (1) (2)	1,005,502	818,400	206,970	165,836	134,371
Total liabilities (1) (2)	338,053	145,128	33,110	27,634	17,097
Additional paid in capital (2)	976,590	861,740	378,352	331,073	308,815
Total stockholders’ equity (2)	667,449	673,272	173,860	138,202	117,274

(1)	Effective January 1, 2019, we adopted Accounting Standards Codification (ASC) 842, Leases (ASC 842), and elected the transition package of three practical expedients permitted within ASC 842, which eliminated the requirement to reassess prior conclusions about lease identification, lease classification, and initial direct costs. We also elected a short-term lease exception policy, permitting the company to not apply the recognition requirements of ASC 842 to leases with terms of 12 months or less. We did not elect the hindsight practical expedient. Upon adoption of ASC 842, we recorded an operating right-of-use asset of $12.8 million and a related operating lease liability of $13.4 million. Periods prior to January 1, 2019 were not adjusted and continued to be reported in accordance with our historic accounting under ASC 840, Leases. Please see Note 2 and Note 5 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information on our adoption of ASC 842.

(2)	On November 21, 2019, we acquired Avedro, Inc. (Avedro), a hybrid ophthalmic pharmaceutical and medical technology company focused on developing therapies designed to treat corneal diseases and disorders and correct refractive conditions. Avedro developed bio-activated drug formulations used in combination with proprietary systems for the treatment of progressive keratoconus and corneal ectasia following refractive surgery. The therapy is the first and only minimally invasive anterior segment product offering and only available treatment approved by the FDA shown to halt the progression of keratoconus. Please see Note 2, Note 4, Note 6 and Note 7 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information on our acquisition of Avedro.

(3)	Net working capital consists of total current assets less total current liabilities.

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

Impact of COVID-19 Pandemic and Current Economic Environment

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. The World Health Organization declared COVID-19 to be a “pandemic,” spreading across the globe and impacting worldwide economic activity. In the U.S., certain federal, state and local governmental authorities issued stay-at-home and other orders, proclamations and/or directives, including restrictions on elective procedures and therapies, aimed at minimizing the spread of COVID-19. Although some of these governmental restrictions have since been lifted or scaled back, recent surges of COVID-19 have in some cases led, and future surges could lead, to the reinstitution of stay-at-home or other orders and may further result in restrictions being re-implemented in response to efforts to reduce the spread of COVID-19. Even if stay-at-home or other orders are removed, potential patients may elect to stay at home voluntarily. The COVID-19 pandemic and subsequent economic slowdown has materially impacted the global demand for our products, which are used in procedures and therapies that are considered elective. This decrease in demand was most significantly felt in the latter part of the quarter ended March 31, 2020 and the earlier part of the quarter ended June 30, 2020. Beginning in May 2020, we began to see an early recovery toward more normalized levels for cataract and keratoconus procedures, a trend that continued through the quarter ended December 31, 2020. The ultimate impact of the COVID-19 pandemic on our operations going forward is unknown and will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 outbreak, the status of health and safety actions taken to contain its spread, the severity and transmission rates of new variants of COVID-19, the availability, distribution, and efficacy of vaccines for COVID-19, any additional preventative and protective actions that governments, or we, may take, any future surges of COVID-19 that may occur, the dynamics associated with the rollout of the COVID-19 vaccines, and how quickly and to what extent economic and operating conditions normalize within the markets in which we operate. For additional information, see the section titled Risks Related to Our Business within Item 1A. Risk Factors of this Annual Report on Form 10-K.

We also continue to actively assess the impact of COVID-19 on our clinical trials and other pipeline products. The closure of ophthalmic practices and deferral of elective procedures beginning in the first quarter of 2020 in response to COVID-19 disrupted new patient enrollment in our ongoing clinical trials. This disruption has continued even as facilities have reopened as doctors prioritize their standard procedures over clinical trial enrollment. In particular, patient enrollment for our iDose clinical trials remains impacted, which has delayed our estimated iDose approval timeline, where we now expect a potential FDA approval of this product in 2023.

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

We have also sought to preserve our cash position by instituting a number of cost saving initiatives, including temporary reductions in discretionary spending and capital expenditures. These actions were designed to preserve jobs and core research and development programs. We also temporarily deferred a significant portion of our planned 2020 capital expenditures, particularly those related to facilities expansion and consolidation plans, although we have started to reinstitute our plans to move forward with the planned capital expenditures as state and local governments began to authorize re-openings. Further, in June 2020, we issued an aggregate principal amount of $287.5 million of 2.75% convertible notes due 2027 (the Convertible Notes), the net proceeds of which will be used for working capital and general corporate purposes. As of December 31, 2020, we had cash, cash equivalents, short-term investments, and restricted cash of approximately $413.9 million, compared to $183.3 million as of December 31, 2019.

On March 27, 2020, the United States enacted the Coronavirus Aid Relief, and Economic Security Act (CARES Act), an emergency economic stimulus package that includes spending and tax relief measures to strengthen the U.S. economy and help fund a nationwide effort to curtail the effects of the COVID-19 pandemic. Some of the more significant provisions which impact the Company include the employee retention credit and payroll tax deferral. We do not expect recent IRS guidance or the CARES Act to have a material impact on our results of operation. For additional information, see the section titled Notes to Consolidated Financial Statements, Note 11, Income Taxes.

Financial Overview

Our net sales were $225.0 million for the year ended December 31, 2020, which was a decrease of $12.0 million from the year ended December 31, 2019. Net sales for the years ended December 31, 2019 and December 31, 2018 were $237.0 million and $181.3 million, respectively. We incurred net losses of $120.3 million for the year ended December 31, 2020, achieved net income of $15.4 million for the year ended December 31, 2019 and we incurred a net loss of $13.0 million for the year ended December 31, 2018. The COVID-19 pandemic and measures intended to reduce its spread had a material impact on our net sales for the year ended December 31, 2020.

As of December 31, 2020, we had an accumulated deficit of $310.1 million.

Material Changes and Transactions

Convertible Senior Notes

In June 2020, we issued $287.5 million in aggregate principal amount of 2.75% Convertible Senior Notes due in 2027 (Convertible Notes) pursuant to an indenture, dated June 11, 2020, between us and Wells Fargo Bank, National Association, as trustee, in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The Convertible Notes are senior unsecured obligations of ours and bear interest at a rate of 2.75% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The Convertible Notes will mature on June 15, 2027, unless earlier converted, redeemed or repurchased in accordance with their terms. In connection with issuing the Convertible Notes, we received $242.2 million in proceeds, after deducting fees and offering expenses and paying the cost of certain capped call transactions. These proceeds will be used for working capital and general corporate purposes.

For additional information, see Note 9, Convertible Senior Notes to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

Factors Affecting Our Performance

In addition to the disruption resulting from COVID-19 as discussed above, the full effects of which at this time are difficult to predict, our operations to date have been, and we believe our future growth will be, impacted by the following:

●	the rate at which we expand our global sales and marketing infrastructure, and the speed at which we can continue increasing awareness of our products to patients and physicians;
●	our industry is highly competitive and subject to rapid and profound technological, market and product-related changes. Our success depends, in part, upon our ability to maintain a competitive position in the development of new products for the treatment of chronic eye diseases;
●	publications of clinical results by us, our competitors and other third parties can have a significant influence on whether, and the degree to which, our products are used by physicians and the procedures and treatments those physicians choose to administer to their patients;
●	the physicians who use our products may not perform procedures during certain times of the year, due to seasonality patterns typical for certain of our procedures, or when they are away from their practices for various reasons;
●	the coverage and reimbursement rates by third-party payors for the procedures using our products;
●	our ability to successfully integrate the Avedro business into our operations and expand our sales into the corneal health market; and
●	most of our sales outside of the U.S. are denominated in the local currency of the country in which we sell our products. As a result, our revenue from international sales is impacted by fluctuations in foreign currency exchange rates.

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

We expect 2021 revenues and near-term performance to reflect competitive dynamics and the continuing disruption resulting from COVID-19, the full effects of which at this time are difficult to predict.

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

We sell our products through a direct sales organization in the United States, and outside the United States we sell our products primarily through direct sales subsidiaries in sixteen countries and through independent distributors in certain countries in which we do not have a direct presence or maintain a modest commercial presence. The primary end-user customers for our products are surgery centers, hospitals and physician private practices.

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

Cost of sales includes a charge equal to a low single-digit percentage of worldwide net sales of certain current and future products, including our iStent products, with a required minimum annual payment of $0.5 million, which amount became payable to the Regents of the University of California (the University) in connection with our December 2014 agreement with the University (the UC Agreement) related to a group of our U.S. patents (the Patent Rights). This ongoing product payment obligation will change as patent coverage on certain products being to lapse, and will terminate entirely terminate on the date the last of the Patent Rights expires, which is currently expected to be in 2022.

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

Beginning in the fourth quarter of 2019, cost of sales has included amortization of the $252.2 million developed technology intangible asset recognized in connection with the Avedro Merger. For the years ended December 31, 2020 and December 31, 2019, the amortization expense was $22.1 million and $2.3 million, respectively. Additionally, beginning in the fourth quarter of 2019, cost of sales has included amortization of the fair market value inventory adjustment recorded in connection with the Avedro Merger, which for the years ended December 31, 2020 and December 31, 2019 was $24.7 million and $4.0 million, respectively.

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

The Avedro Merger has resulted in additional integration expenses, restructuring expenses and personnel-related expenses during the year ended December 31, 2019 and additional personnel-related expenses, primarily stock-based compensation during the year ended December 31, 2020. Additionally, SG&A will continue to be impacted by the amortization of certain finite-lived intangible assets acquired as a result of the Avedro Merger, along with Avedro’s normal and recurring SG&A expenses.

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

Research and Development

Our R&D activities primarily consist of new product development projects, pre-clinical studies, IDE and IND studies, and other clinical trials. Our R&D expenses primarily consist of personnel-related expenses, including salaries, fringe benefits and stock-based compensation for our R&D employees; research materials; supplies and services; and the costs of conducting clinical studies, which include payments to investigational sites and investigators, clinical research organizations, consultants, and other outside technical services and the costs of materials, supplies and travel. We expense R&D costs as incurred. We expect our R&D expenses to continue to increase as we initiate and advance our development programs, including our expanding surgical, pharmaceutical and IOP sensor development efforts and clinical trials across glaucoma, retinal disease and corneal health. However as previously noted we have sought to preserve our cash position by instituting a number of cost saving initiatives, including temporary reductions in discretionary spending associated with earlier stage development programs many of which we have begun to allocate funding beginning in the third quarter and throughout the fourth quarter of 2020.

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

Non-Operating (Expense) Income, Net

Non-operating (expense) income, net primarily consists of interest expense associated with our finance lease for our Aliso Viejo, California facility and for our Convertible Notes, interest income derived from our short-term investments and unrealized gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar, primarily related to intercompany loans.

Income Taxes

Our tax benefit is comprised of U.S. federal and state income and franchise taxes as well as foreign income taxes. Our current U.S. federal tax benefit results from the carryback of NOLs and R&D tax credits permitted by the CARES Act for the year ended December 31, 2020. Our current state tax provision results from state minimum and franchise taxes for the year ended December 31, 2020. Our current foreign tax provision results from foreign income taxes imposed on profitable operations in our foreign subsidiaries for the year ended December 31, 2020. Our U.S. federal and state deferred tax benefit results from the deferred tax liability recorded in connection with the Convertible Notes which may be used as a source of future taxable income allowing us to record a tax benefit for a portion of our operating losses generated for the year ended December 31, 2020. Our net deferred tax liability of $10.5 million at December 31, 2020 represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets, as well as deferred tax liabilities recorded to additional paid-in capital within the consolidated statement of stockholders’ equity which were not available to offset our deferred tax assets. We continue to provide a valuation allowance against our other net deferred tax assets.

We record reserves for uncertain tax positions where we believe the ability to sustain the tax position does not reach the more likely than not threshold.

Results of Operations

Comparison of Years Ended December 31, 2020 and December 31, 2019

	Year ended
	December 31,		% Increase
(in thousands)	2020	2019	(decrease)
Statements of operations data:
Net sales	$224,959	$236,984	(5)%
Cost of sales	91,719	38,588	138%
Gross profit	133,240	198,396	(33)%
Operating expenses:
Selling, general and administrative	171,401	176,635	(3)%
Research and development	85,392	68,308	25%
In-process research and development	—	3,745	NM
Total operating expenses	256,793	248,688	3%
Loss from operations	(123,553)	(50,292)	146%
Non-operating (loss) income, net	(8,761)	256	NM
Income tax benefit	(11,966)	(65,460)	(82)%
Net (loss) income	$(120,348)	$15,424	NM

NM = Not Meaningful

Net Sales

Net sales for the years ended December 31, 2020 and December 31, 2019 were $225.0 million and $237.0 million, respectively, reflecting a decrease of $12.0 million or 5%.

Net sales of glaucoma products in the United States were $133.7 million and $187.7 million for the years ended December 31, 2020 and December 31, 2019, respectively, decreasing by approximately 28% primarily due to the disruption resulting from COVID-19. We believe competition had also increased entering into 2020, the impact of which is difficult to assess given the COVID-19 disruption. International sales of glaucoma products for the years ended December 31, 2020 and December 31, 2019 were $45.6 million and $43.3 million, respectively, increasing by approximately 5%. The increase in net sales internationally was due to sales expansion in certain of our existing international markets, partially offset by the disruption resulting from COVID-19. Additionally, in the second half of 2020, we launched our next generation iStent inject product, the iStent inject W. Pricing of our glaucoma products in the United States and internationally remained stable and did not provide a significant contribution to the results in 2020. As such, changes in unit volumes were the primary driver of the year over year change.

Net sales of corneal health products were $45.6 million and $6.0 million for the years ended December 31, 2020 and December 31, 2019, respectively, as a result of the full year operations of Avedro during the year ended December 31, 2020 that were not in our operating results for the majority of 2019. The $39.6 million increase in net sales generated from our corneal health products was comprised of an increase of approximately $34.6 million in U.S. sales, including an increase of $31.3 million of Photrexa net sales, using our direct sales operations and an increase of approximately $5.0 million in net sales with distributors being used in certain international locations where we do not have a direct commercial presence. Sales of corneal health products in 2020 were negatively impacted by disruption resulting from COVID-19.

Cost of Sales

Cost of sales for the years ended December 31, 2020 and December 31, 2019 were $91.7 million and $38.6 million, respectively, reflecting an increase of approximately $53.1 million or 138%. The increase was primarily comprised of approximately $24.7 million, net related to the acquisition fair market value inventory adjustment rollout, and $22.1 million related to amortization of certain finite-lived intangible assets acquired, both of which are related to the Avedro Merger. Our gross margin was approximately 59% for the year ended December 31, 2020 compared to approximately 84% for the year ended December 31, 2019. The decreased gross margin resulted primarily from the impact of the aforementioned accounting adjustments related to the Avedro Merger and, to a lesser extent, changes in product mix, most notably the inclusion of modestly lower margin products related to the Avedro Merger and international market sales.

Selling, General and Administrative Expenses

SG&A expenses for the years ended December 31, 2020 and December 31, 2019 were $171.4 million and $176.6 million, respectively, reflecting a decrease of $5.2 million or 3%.

We incurred approximately $98.2 million of commercial personnel and discretionary spending in the year ending December 31, 2020 related primarily to existing sales infrastructure in glaucoma, training samples and marketing associated with our global launch of iStent Inject W and expansion of our sales infrastructure and commercial activities in Corneal Health. We also incurred approximately $73.2 million of general and administrative personnel and discretionary spending associated with our ongoing administrative functions, previously disclosed patent litigation and global enterprise systems implementation, and amortization of our right-of-use asset related to our long-term lease in Aliso Viejo, California.

Our results for the year ending December 31, 2020 include approximately $24.6 million in additional SG&A expenses as a result of the full year operations of Avedro that were not in our operating results for the majority of 2019. These expenses were primarily comprised of commercial personnel and discretionary spending of $16.7 million and general and administrative personnel and discretionary spending of $7.9 million.

The above increase in expenses associated with the full year operations of Avedro was offset by reductions in SG&A expenses for the year ended December 31, 2020 primarily consisting of a decrease of approximately $9.4 million in professional services and software systems costs related to our global enterprise systems implementation, decreases of $6.3 million and $3.2 million in transaction expenses and restructuring expenses, respectively, related to our acquisition of Avedro and a decrease of approximately $3.1 million related to our previously disclosed patent litigation. The remaining decrease in expenses of approximately $7.8 million primarily relates to decreased sales and marketing expenses and broader SG&A cost savings related to the COVID-19 pandemic.

Research and Development Expenses

R&D expenses for the years ended December 31, 2020 and December 31, 2019 were $85.4 million and $68.3 million, respectively, reflecting an increase of $17.1 million or 25%.

Our R&D expenses for the year ended December 31, 2020 primarily relate to compensation and related employee expenses and project spending associated with our emerging pipeline of product candidates, including the clinical and development costs associated with iDose TR, iStent Infinite, the continued development of a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (often referred to as iLink epi-on), as well as earlier stage micro-surgical, pharmaceutical, and biosensor projects that span across glaucoma, dry eye, presbyopia, and common retina conditions such as neovascular age-related macular degeneration, diabetic macular edema, and retinal vein occlusion.

Our results for the year ending December 31, 2020 include approximately $19.1 million in additional R&D expenses that were not in our operating results for the majority of 2019. These expenses were primarily comprised of $8.3 million of compensation and related employee expenses and approximately $10.8 million in other core R&D and clinical expenses spent on the continued development of iLink epi-on and other earlier stage technology and therapeutic investments.

The above increase in expenses as a result of the full year operations of Avedro was primarily offset by reductions of R&D spending related to the COVID-19 pandemic of approximately $1.3 million primarily related to decreased personnel and discretionary spending on our earlier stage programs.

In-Process Research and Development

There were no IPR&D expenses for the year ended December 31, 2020. IPR&D expenses for the year ended December 31, 2019 were $3.7 million, comprised of $2.2 million related to the purchase of certain DOSE assets and $1.5 million related to the upfront payment for our exclusive global licensing agreement with Intratus.

Non-Operating (Expense) Income, Net

We had non-operating expense, net of $8.8 million and $0.3 million of non-operating income, net for the years ended December 31, 2020 and December 31, 2019, respectively. The increase in non-operating expense, net primarily relates to interest expense recognized related to the Convertible and recognition of unrealized foreign currency losses due to higher intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates.

Income Tax (Benefit) Provision

Our effective tax rate for the year ended 2020 was not meaningful due to the large deferred tax benefit recorded in connection with the Convertible Notes relative to the amount of our net loss before taxes. For the year ended December 31, 2020 we recorded a (benefit) for income taxes of $(12.0) million which was primarily the result of the deferred tax liability recorded in conjunction with the Convertible Notes as a source of taxable income to benefit the current year losses, partially offset by current U.S. state and foreign income taxes. For the year ended December 31, 2019 we recorded a (benefit) for income taxes of $(65.5) million that was primarily comprised of the U.S. federal and state deferred tax benefit recorded in connection with the Avedro Merger relative to the amount of net loss before taxes, partially offset by current U.S. state and foreign income taxes.

Comparison of Years ended December 31, 2019 and December 31, 2018

	Year ended
	December 31,		% Increase
(in thousands)	2019	2018	(decrease)
Statements of operations data:
Net sales	$236,984	$181,278	31%
Cost of sales	38,588	25,075	54%
Gross profit	198,396	156,203	27%
Operating expenses:
Selling, general and administrative	176,635	119,529	48%
Research and development	68,308	49,676	38%
In-process research and development	3,745	—	NM
Total operating expenses	248,688	169,205	47%
Loss from operations	(50,292)	(13,002)	NM %
Non-operating income, net	256	634	(60)%
Income tax (benefit) provision	(65,460)	583	NM
Net income (loss)	$15,424	$(12,951)	NM

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

Income Tax (Benefit) Provision

Our effective tax rate for the year ended 2019 was not meaningful due to the large deferred tax benefit recorded in connection with the Avedro Merger relative to the amount of our net loss before taxes. For the year ended December 31, 2019 we recorded a (benefit) for income taxes of $(65.5) million which was primarily comprised of the U.S. federal and state deferred tax benefit related to the Avedro Merger. For the year ended December 31, 2018 we recorded a provision for income taxes of $0.6 million that was primarily comprised of current U.S. state and foreign income taxes.

Liquidity and Capital Resources

For the year ended December 31, 2020, we incurred a net loss of $120.3 million and used cash from operations of $23.0 million. As of December 31, 2020, we had an accumulated deficit of approximately $310.1 million. We fund our operations from cash generated from commercial operations and proceeds from exercises of stock options, in addition to utilizing funds from the June 2020 issuance of the Convertible Notes. We have made and expect to continue to make significant investments in our global sales force, marketing programs, research and development activities, clinical studies and general and administrative infrastructure. FDA-approved IDE and IND studies and new product development programs in our industry are expensive. However, due to the COVID-19 economic slowdown, as disclosed above under “Impact of COVID-19 Pandemic and Current Economic Environment”, we have also sought to preserve our cash position by instituting a number of cost saving initiatives, including substantial reductions in discretionary spending and capital expenditures, as well as a temporary salary reduction for many of our employees, which were reinstated in the fourth quarter of 2020.

We have incurred a significant increase in administrative costs since we began operating as a public company. Our operating expenses have increased significantly following our acquisition of Avedro, and we also expect to incur additional construction costs related to our new facility in Aliso Viejo, California.

Our Convertible Notes may be converted at the option of the holders at the times and under the circumstances and at the conversion rate described in Note 9, Convertible Senior Notes. As of December 31, 2020, none of the conditions allowing holders of the Convertible Notes to convert had been met. If our trading price remains above 130% of the conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, March 31, 2021, holders of the Convertible Notes would have the right to convert their Convertible Notes during the calendar quarter beginning April 1, 2021. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. Our current intent is to settle the principal amount of the Convertible Notes in cash upon conversion, with any remaining conversion value being delivered in shares of our common stock.

We plan to fund our operations, capital funding and other liquidity needs using existing cash and investments and, to the extent available, cash generated from commercial operations. Our existing cash and investments includes the remaining net proceeds from the Convertible Notes issued in June 2020 (after payment for the related capped call transactions), which we are using for working capital and general corporate purposes. Although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations. We may seek to obtain additional financing in the future through other debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all. We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and any cash generated from commercial operations will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date our consolidated financial statements for the year ended December 31, 2020 are made publicly available.

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31,	December 31,
	2020	2019
Cash and cash equivalents	$96,596	$62,430
Short-term investments	307,772	111,553
Accounts receivable, net	36,059	38,417
Inventory, net	15,809	42,578
Accounts payable	4,371	5,781
Accrued liabilities	45,331	51,919
Working capital (1)	419,740	205,178

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

The following table is a condensed summary of our cash flows for the periods indicated:

	Year ended
	December 31,
(in thousands)	2020	2019	2018

Net cash (used in) provided by:
Operating activities	$(22,988)	$(369)	$18,864
Investing activities	(205,060)	43,426	(26,400)
Financing activities	262,542	(9,645)	21,576
Exchange rate changes	(88)	(252)	48
Net increase in cash, cash equivalents and restricted cash	$34,406	$33,160	$14,088

At December 31, 2020, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the year ended December 31, 2020 and December 31, 2019, our operating activities used $23.0 million and $0.4 million of net cash, respectively. In the year ended December 31, 2018 our operating activities generated $18.9 million of net cash.

For the year ended December 31, 2020, included in net cash used in operating activities reflected our net loss of $120.3 million, adjusted for non-cash items of $100.6 million, primarily consisting of stock-based compensation expense of $46.5 million, depreciation and amortization of $29.4 million, amortization of the inventory fair value adjustment as a result of the Avedro Merger of $24.7 million, amortization of lease right-of-use assets of $5.2 million, the fair value of cash-settled stock options of $3.2 million and a deferred income tax benefit of $12.2 million. This was offset by changes in operating assets and liabilities of $3.2 million, which resulted from decreases in accounts receivable, inventory, and other assets partially offset by decreases in accounts payable and accrued liabilities and increases in prepaid expenses and other assets.

For the year ended December 31, 2019, included in net cash used in operating activities reflected our net income of $15.4 million, adjusted for non-cash items of $7.3 million, primarily consisting of stock-based compensation expense of $36.3 million, depreciation and amortization of $6.3 million, amortization of the inventory fair value adjustment as a result of the Avedro Merger of $4.0 million, amortization of lease right-of-use assets of $3.6 million, the fair value of cash-settled stock options of $3.1 million and a deferred income tax benefit of $66.3 million. This was offset by changes in operating assets and liabilities of $8.5 million, which resulted from increases in accounts receivable, prepaid expenses and other current assets and other assets totaling $9.3 million, offset by increases in accounts payable and accrued liabilities and inventory of $0.8 million.

For the year ended December 31, 2018, included in net cash provided by operating activities reflected our net loss of $13.0 million, adjusted for non-cash items of $35.4 million, primarily consisting of stock-based compensation expense of $25.7 million and depreciation and amortization of $6.3 million. This was partially offset by changes in operating assets and liabilities of $3.6 million, which resulted from increases in accounts receivable, inventory and prepaid expenses and other current assets totaling $6.3 million, offset by increases in accounts payable and accrued liabilities and other assets of $2.7 million.

Investing Activities

In the year ended December 31, 2020 net cash from investing activities used approximately $205.1 million. In the year ended December 31, 2019, net cash from investing activities generated $43.4 million, and in the year ended December 31, 2018, we used approximately $26.4 million.

In the year ended December 31, 2020, we used approximately $301.0 million for purchases of short-term investments, received proceeds from sales and maturities of short-term investments of $104.7 million and used approximately $1.8 million related to investments in company-owned life insurance.

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

Cash used for purchases of property and equipment was approximately $6.9 million, $4.7 million and $10.3 million for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively.

Subject to our near-term deferral of certain capital expenditures due to the COVID-19 pandemic, we expect to increase our investment in property and equipment in the future as we expand our manufacturing capacity for current and new products, improve our manufacturing efficiency and for overall facility expansion, as discussed above.

Financing Activities

In the year ended December 31, 2020 and December 31, 2018 our financing activities provided $262.5 million and $21.6 million of net cash, respectively, whereas in the year ended December 31, 2019, our financing activities used $9.6 million of net cash.

In the year ended December 31, 2020, we received net cash proceeds of approximately $287.5 million related to our Convertible Notes, used $9.6 million for transaction costs related to the Convertible Notes and used $35.7 million on payment of the capped call transaction related to the Convertible Notes. We received net cash proceeds of approximately $24.2 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan and used $3.9 million for payment of employee taxes related to restricted stock unit vestings.

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

Contractual Obligations

The following table summarizes our known contractual obligations as of December 31, 2020 and the effect those obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
Contractual obligations		Less than			More than
(in thousands)	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating and finance lease obligations	$161,571	$2,788	$7,394	$15,372	$136,017
Firm purchase commitments (i)	20,292	20,097	128	67	—
Total contractual obligations	$181,863	$22,885	$7,522	$15,439	$136,017

(i)	Of the above disclosed amounts, we had $2.5 million and $1.7 million in commitments for our implementation of global enterprise systems and capital expenditures, respectively, as of December 31, 2020.

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

Clinical Trial Expense Accruals

As part of our R&D expenses, we accrue at each balance sheet date the estimated costs of clinical study activities performed by third-party clinical sites with whom we have agreements providing for fees based upon the quantities of subjects enrolled and clinical evaluation visits that occur over the life of the study. The estimates are determined based upon a review of the agreements and data collected by internal and external clinical personnel as to the status of enrollment and subject visits, and are based upon the facts and circumstances known to us at each financial reporting date. If the actual timing of performance of activities varies from the assumptions used in the estimates, we adjust the accruals accordingly. There have been no material adjustments to our prior period accrued estimates for clinical trial activities through December 31, 2020. If we underestimate or overestimate the activity or fees associated with a study or service at a given point in time, adjustments to R&D expenses may be necessary in future periods. Subsequent changes in estimates may result in a material change in our accruals. Material nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as expense in the period that the related goods are consumed or services are performed.

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

Convertible Senior Notes

We evaluate embedded conversion features within convertible debt under ASC 815, Derivatives and Hedging to determine whether the embedded conversion features should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20, Debt with Conversion and Other Options.

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

We may record debt issuance costs and/or debt discounts in connection with raising funds through the issuance of convertible debt. These costs may be paid in the form of cash or equity (such as warrants). These costs are allocated between debt and equity, with the portion allocated to debt amortized to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Glaukos Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Glaukos Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Auditing the Company’s revenue was complex due to the subjectivity in determining the collectability of sales to the Company’s customers. For those contracts that otherwise meet the revenue recognition criteria, the Company only recognizes revenue when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to the customer. This requires management to perform an assessment related to the probability of collecting the consideration. The assessment can contain judgment when it is performed for customers with declining credit conditions or those with no history or a limited history of product sales with the Company.

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

To test product revenue, our audit procedures included, among others, inspecting the application of the Company’s credit policy to ensure consistency in how the Company evaluated whether a customer is creditworthy and to ensure that this evaluation was based on objective and verifiable criteria. To this end, we obtained a sample of credit reports, recent financial information, historical payment information, or other relevant information as applicable. We also confirmed on a sample basis that the customers’ payment history does not demonstrate significant bad debt expense or significant increases in the allowance for doubtful accounts. To test management’s assessment related to the probability of collection we investigated a sample of customers to obtain evidence of financial condition.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006.

Irvine, California

March 1, 2021

Glaukos Corporation

Consolidated Balance Sheets

(in thousands, except par values)

	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$96,596	$62,430
Short-term investments	307,772	111,553
Accounts receivable, net	36,059	38,417
Inventory, net	15,809	42,578
Prepaid expenses and other current assets	13,206	7,900
Total current assets	469,442	262,878
Restricted cash	9,566	9,326
Property and equipment, net	24,008	22,056
Operating lease right-of-use asset	20,009	15,704
Finance lease right-of-use asset	51,443	54,048
Intangible assets, net	357,693	382,605
Goodwill	66,134	66,134
Deposits and other assets	7,207	5,649
Total assets	$1,005,502	$818,400
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,371	$5,781
Accrued liabilities	45,331	51,919
Total current liabilities	49,702	57,700
Convertible senior notes	189,416	—
Operating lease liability	20,704	14,195
Finance lease liability	60,690	58,435
Deferred tax liability, net	10,512	9,632
Other liabilities	7,029	5,166
Total liabilities	338,053	145,128
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 150,000 shares authorized; 45,275 and 43,530 shares issued and 45,247 and 43,502 shares outstanding at December 31, 2020 and December 31, 2019, respectively	45	44
Additional paid-in capital	976,590	861,740
Accumulated other comprehensive income	1,004	1,330
Accumulated deficit	(310,058)	(189,710)
Less treasury stock (28 shares as of December 31, 2020 and December 31, 2019)	(132)	(132)
Total stockholders’ equity	667,449	673,272
Total liabilities and stockholders' equity	$1,005,502	$818,400

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year ended
	December 31,
	2020	2019	2018

Net sales	$224,959	$236,984	$181,278
Cost of sales	91,719	38,588	25,075
Gross profit	133,240	198,396	156,203
Operating expenses:
Selling, general and administrative	171,401	176,635	119,529
Research and development	85,392	68,308	49,676
In-process research and development	—	3,745	—
Total operating expenses	256,793	248,688	169,205
Loss from operations	(123,553)	(50,292)	(13,002)
Non-operating (expense) income:
Interest income	2,379	3,169	2,252
Interest expense	(14,115)	(2,565)	—
Other income (expense), net	2,975	(348)	(1,618)
Total non-operating (expense) income	(8,761)	256	634
Loss before taxes	(132,314)	(50,036)	(12,368)
Income tax (benefit) provision	(11,966)	(65,460)	583
Net (loss) income	$(120,348)	$15,424	$(12,951)
Basic net (loss) income per share	$(2.70)	$0.41	$(0.37)
Diluted net (loss) income per share	$(2.70)	$0.37	$(0.37)
Weighted-average shares used to compute basic net (loss) income per share	44,497	37,355	35,317
Weighted-average shares used to compute diluted net (loss) income per share	44,497	41,145	35,317

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Year ended
	December 31,
	2020	2019	2018

Net (loss) income	$(120,348)	$15,424	$(12,951)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(691)	(65)	1,377
Unrealized gain (loss) on short-term investments	365	657	(48)
Other comprehensive (loss) income	(326)	592	1,329
Total comprehensive (loss) income	$(120,674)	$16,016	$(11,622)

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	equity
Balance at December 31, 2017	34,647	$35	$331,073	$(591)	$(192,183)	(28)	$(132)	$138,202
Common stock issued under stock plans	1,488	1	21,575	—	—	—	—	21,576
Stock-based compensation	—	—	25,704	—	—	—	—	25,704
Other comprehensive loss	—	—	—	1,329	—	—	—	1,329
Net loss	—	—	—	—	(12,951)	—	—	(12,951)
Balance at December 31, 2018	36,135	$36	$378,352	$738	$(205,134)	(28)	$(132)	$173,860
Common stock issued under stock plans	942	1	12,850	—	—	—	—	12,851
Issuance of common stock in connection with the Avedro Merger	6,453	7	406,956	—				406,963
Value of Replacement Awards issued in the Avedro Merger attributable to pre-combination services	—	—	27,189	—				27,189
Stock-based compensation	—	—	36,393	—	—	—	—	36,393
Other comprehensive income	—	—	—	592	—	—	—	592
Net loss	—	—	—	—	15,424	—	—	15,424
Balance at December 31, 2019	43,530	$44	$861,740	$1,330	$(189,710)	(28)	$(132)	$673,272
Common stock issued under stock plans	1,745	1	20,334	—	—	—	—	20,335
Equity component of convertible senior notes, net of transaction costs of $3,267 and taxes of $12,891	—	—	81,554	—	—	—	—	81,554
Purchase of capped calls related to issuance of convertible senior notes	—	—	(35,679)	—	—	—	—	(35,679)
Stock-based compensation	—	—	48,641	—	—	—	—	48,641
Other comprehensive loss	—	—	—	(326)	—	—	—	(326)
Net loss	—	—	—	—	(120,348)	—	—	(120,348)
Balance at December 31, 2020	45,275	$45	$976,590	$1,004	$(310,058)	(28)	$(132)	$667,449

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year ended
	December 31,
	2020	2019	2018

Operating Activities
Net (loss) income	$(120,348)	$15,424	$(12,951)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	29,381	6,306	6,264
Amortization of the fair market value inventory adjustment as a result of the Avedro Merger	24,712	4,026	—
Amortization of right-of-use lease assets	5,232	3,557	—
Deferred income tax benefit	(12,176)	(66,306)	—
Loss on disposal of fixed assets	367	430	156
Stock-based compensation	46,477	36,393	25,704
Change in fair value of cash-settled stock options	(3,172)	3,088	—
Unrealized foreign currency (gains) losses	(1,202)	194	1,647
Amortization of premium (discount) on short-term investments	453	(338)	(295)
Amortization of debt discount and deferred financing costs	5,974	—	—
Deferred rent and other liabilities	4,538	5,352	1,919
Changes in operating assets and liabilities:
Accounts receivable, net	2,243	(6,632)	(2,252)
Inventory, net	1,962	52	(2,303)
Prepaid expenses and other current assets	(5,033)	(917)	(1,756)
Accounts payable and accrued liabilities	(2,683)	779	2,527
Other assets	287	(1,777)	204
Net cash (used in) provided by operating activities	(22,988)	(369)	18,864
Investing activities
Cash acquired due to acquisition	—	49,652	—
Purchases of property and equipment	(6,935)	(4,724)	(10,315)
Purchases of short-term investments	(301,002)	(80,388)	(93,696)
Proceeds from sales and maturities of short-term investments	104,697	80,494	78,851
Investment in company-owned life insurance	(1,820)	(1,608)	(1,240)
Net cash (used) provided by investing activities	(205,060)	43,426	(26,400)
Financing activities
Proceeds from convertible senior notes	287,500	—	—
Payment of convertible senior notes transaction costs	(9,614)	—	—
Purchase of capped calls related to issuance of convertible senior notes	(35,679)	—	—
Proceeds from exercise of stock options	20,196	15,064	18,654
Share purchases under Employee Stock Purchase Plan	4,025	3,388	3,509
Payments of employee taxes related to vested restricted stock units	(3,886)	(5,601)	(587)
Payment of debt assumed in the Avedro Merger	—	(22,496)	—
Principal paid on finance lease	-	—	—
Net cash provided by (used in) financing activities	262,542	(9,645)	21,576
Effect of exchange rate changes on cash and cash equivalents	(88)	(252)	48
Net increase in cash, cash equivalents and restricted cash	34,406	33,160	14,088
Cash, cash equivalents and restricted cash at beginning of period	71,756	38,596	24,508
Cash, cash equivalents and restricted cash at end of period	$106,162	$71,756	$38,596
Supplemental schedule of noncash investing and financing activities
Shares issued, and Replacement Awards assumed, in connection with Avedro Merger	$—	$437,751	$—
Debt assumed in the Avedro Merger	$—	$22,496	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$641	$995	$152

Supplemental disclosures of cash flow information
Taxes paid, net of refunds	$484	$171	$401
Interest paid on convertible senior notes	$4,041	$2	$—
Other interest paid	$1,334	$—	$—

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Notes to Consolidated Financial Statements

Note 1.	Organization and Basis of Presentation

Organization and Business

Glaukos Corporation (Glaukos or the Company), incorporated in Delaware in 1998, is an ophthalmic medical technology and pharmaceutical company focused on developing novel therapies for the treatment of glaucoma, corneal disorders, and retinal disease. The Company developed Micro-Invasive Glaucoma Surgery (MIGS) to serve as an alternative to the traditional glaucoma treatment paradigm and launched its first MIGS device commercially in 2012. The Company also offers commercially a proprietary bio-activated pharmaceutical therapy for the treatment of a corneal disorder, keratoconus, that was approved by the U.S. Food and Drug Administration in 2016 and is developing a pipeline of surgical devices, sustained pharmaceutical therapies, and implantable biosensors intended to treat glaucoma progression, corneal disorders such as keratoconus, dry eye and refractive vision correction, and retinal diseases such as neovascular age-related macular degeneration, diabetic macular edema and retinal vein occlusion.

The accompanying consolidated financial statements include the accounts of Glaukos and its wholly-owned subsidiaries. All significant intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

Liquidity

For the year ended December 31, 2020, the Company incurred net losses of $120.3 million and used $23.0 million of cash from operations and as of December 31, 2020 had an accumulated deficit of $310.1 million. For the year ended December 31, 2019, the Company achieved net income of $15.4 million, and $0.4 million of cash was used by operating activities. The Company funds its operations from cash generated from commercial operations and proceeds from exercises of stock options, in addition to using the funds from the June 2020 issuance of the Convertible Notes, described more fully in Recent Developments below. Although the Company has been profitable for certain periods in its operating history, there can be no assurance that the Company will be profitable or generate cash from operations.

The Company plans to fund its operations and capital funding needs using existing cash, cash equivalents and investments, and to the extent available, cash generated from commercial operations. The net proceeds from the Convertible Notes issued in June 2020 (after payment for the related capped call transactions) will be used for working capital and general corporate purposes. The Company may seek to obtain additional financing in the future through other debt or equity financings. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to it, or at all. Any equity financing may result in dilution to existing stockholders and any additional debt financing may include restrictive covenants. As of December 31, 2020, the Company had cash, cash equivalents, restricted cash and short-term investments totaling $413.9 million and net working capital of $419.7 million. The Company has performed an analysis and concluded substantial doubt does not exist with respect to the Company being able to continue as a going concern through one year from the date of issuance of the consolidated financial statements for the year ended December 31, 2020.

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

See Note 4, Fair Value Measurements, Note 6, Business Combinations, Note 7, Intangible Assets and Goodwill and Note 10, Stock-Based Compensation and Note 11, Income Taxes for additional details regarding the impact of the Avedro Merger on the Company’s consolidated financial statements.

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the accompanying consolidated financial statements relate to revenue recognition, the fair value of the liability component of the Convertible Notes, the incremental borrowing rate related to the Company’s leased assets, stock-based compensation expense and the valuation of certain intangible assets related to the Company’s acquisition of Avedro. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, this process may result in actual results differing materially from those estimated amounts used in the preparation of the consolidated financial statements.

In March 2020, the World Health Organization declared the outbreak caused by the novel strain of coronavirus (COVID-19) to be a global pandemic. While COVID-19 continues to evolve daily and its ultimate outcome is uncertain, it has caused significant disruption to individuals, governments, businesses, and financial markets. The Company’s consolidated financial statements as of and for the year ended December 31, 2020 reflect the Company’s estimates of the impact of the COVID-19 outbreak. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are uncertain, including the duration and severity of the COVID-19 outbreak, the severity and transmission rates of new variants of COVID-19, and the actions taken to contain it or treat COVID-19, including the availability, distribution and efficacy of vaccines for COVID-19, as well as the economic impact on local, regional, national and international customers and markets. As a result, there may be changes to the Company’s estimates regarding the impact of COVID-19 in future periods.

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

Cash, Cash Equivalents, Restricted Cash and Short-term Investments

The Company invests its excess cash in marketable securities, including money market funds, money market securities, bank certificates of deposits, corporate bonds, corporate commercial paper, municipal bonds, U.S. government bonds and U.S. government agency bonds. For financial reporting purposes, liquid investment instruments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents are recorded at face value or cost, which approximates fair market value. The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Commission. Investments are stated at fair value as determined by quoted market prices. Investments are considered available for sale and, accordingly, unrealized gains and losses are included in accumulated other comprehensive (loss) income within stockholders’ equity.

The Company’s entire investment portfolio, except for restricted cash, is considered to be available for use in current operations and, accordingly, all such investments are stated at fair value using quoted market prices and classified as current assets, although the stated maturity of individual investments may be one year or more beyond the balance sheet date. The Company did not have any trading securities or restricted investments at December 31, 2020 or December 31, 2019.

Realized gains and losses and declines in value, if any, judged to be other-than-temporary on available for sale securities, are reported in other income (expense), net. When securities are sold, any associated unrealized gain or loss previously reported as a separate component of stockholders’ equity is reclassified out of stockholders’ equity and recorded in the statements of operations in the period sold using the specific identification method. Accrued interest and dividends from investments are included in other income (expense), net. The Company periodically reviews its available for sale securities for other than temporary declines in fair value below the cost basis, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that equate to the amount reported in the consolidated statement of cash flows as of December 31, 2020, December 31, 2019 and December 31, 2018 (in thousands):

	Year ended
	December 31,
	2020	2019	2018
Cash and cash equivalents	$96,596	$62,430	$29,821
Restricted cash	9,566	9,326	8,775
Cash, cash equivalents and restricted cash in the consolidated statement of cash flows	$106,162	$71,756	$38,596

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has established guidelines regarding investment instruments and their maturities which are designed to maintain preservation of principal and liquidity. The Company believes that the concentration of credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms and the level of credit worthiness of its customers. During the years ended 2020, 2019 and 2018, none of the Company’s customers accounted for more than 10% of revenues.

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

Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of non-payment. The Company charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The Company’s allowance for credit losses represents management’s estimate of current expected credit losses and totaled approximately $1.7 million and $1.2 million as of December 31, 2020 and December 31, 2019, respectively, and there were immaterial bad-debt write offs charged during the years ended December 31, 2020 and December 31, 2019.

As of December 31, 2020 the Company evaluated the current and expected future economic and market conditions surrounding the COVID-19 pandemic as it relates to collectability of its accounts receivable and determined the estimate of expected credit losses was not materially impacted. The Company will continue to re-evaluate the estimate of credit losses related to COVID-19 in conjunction with its assessment of expected credit losses in subsequent quarters.

Additionally, no customers accounted for more than 10% of net accounts receivable as of any such date.

Inventory

Except for inventory acquired in connection with the Avedro Merger, further described in Note 6, Business Combinations, inventory is valued at the lower of cost and net realizable value with cost being determined by the first-in, first-out method.

Management evaluates inventory for excess quantities and obsolescence and records an allowance to reduce the carrying value of inventory as determined necessary. During the year ended December 31, 2020, the Company recorded inventory write-off charges and COVID-19 related excess and obsolete reserves.

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

All long lived assets are reviewed for impairment in value when changes in circumstances dictate, based upon undiscounted future operating cash flows, and appropriate losses are recognized and reflected in current earnings to the extent the carrying amount of an asset exceeds its estimated fair value, determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets. The Company did not record any impairment charges for the year ended December 31, 2020, however recorded impairment charges of $0.4 million during the year ended December 31, 2019. The Company did not record any impairment charges during the year ended December 31, 2018.

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

Goodwill

Goodwill totaled $66.1 million at December 31, 2020 and December 31, 2019. Goodwill is recorded as a result of business combinations. When the Company determines the carrying value of a reporting unit exceeds its fair value an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. The Company tests for impairment annually, on October 1 and in addition to that test, regularly assesses if an event has occurred which would require interim impairment testing. The Company considered the current and expected future economic and market conditions surrounding COVID-19 pandemic and during the year did not identify an indication of goodwill impairment due that event. The Company’s annual impairment test did not result in any impairment, and the Company has not identified any indicators of impairment through December 31, 2020.

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

The Company determines if an arrangement is a lease at inception. As a lessee, right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company estimates the incremental borrowing rate based on its debt, prevailing financial market conditions, peer company credit analyses, and management judgment. Operating lease right-of-use assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The lease terms used to calculate the right-of-use asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as amortization expense on right-of-use lease assets and interest expense using the accelerated interest method of recognition.

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

Advertising Costs

All advertising costs are expensed as incurred. Advertising costs incurred during the years ended December 31, 2020, December 31, 2019 and December 31, 2018 were approximately $1.6 million, $2.5 million and $1.8 million, respectively.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at the applicable tax rates, along with NOL and tax credit carryovers. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. Management has considered estimated taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Based upon the weight of available evidence, which includes the Company’s historical operating performance and limited potential to utilize tax credit carryforwards, the Company has determined that a portion of its deferred tax assets should be offset by a valuation allowance. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its provision for income taxes increases or decreases, respectively, in the period such determination is made.

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

At each financial reporting date, the Company accrues the estimated unpaid costs of clinical study activities performed during a period by third party clinical sites with whom the Company has agreements that provide for fees based upon the quantities of subjects enrolled and clinical evaluation visits that occur over the life of the study. The cost estimates are determined based upon a review of the agreements and data collected by internal and external clinical personnel as to the status of enrollment and subject visits, and are based upon the facts and circumstances known to the Company at each financial reporting date. If the actual performance of activities varies from the assumptions used in the cost estimates, the accruals are adjusted accordingly. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2020.

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

Software Costs

The Company capitalizes certain costs when it is determined that it is probable that the project will be completed, the software will be used to perform the function intended, and the preliminary project stage is completed. These capitalized costs are included in property and equipment, net within the consolidated balance sheets.

Comprehensive (Loss) Income

All components of comprehensive (loss) income, including net (loss) income, are reported in the consolidated financial statements in the period in which they are recognized. Comprehensive (loss) income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments.

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

The Company’s computation of net (loss) income per share is as follows (in thousands, except per share amounts):

		As of
		December 31,
	2020	2019	2018

Numerator:
Net income (loss) - basic	$(120,348)	$15,424	$(12,951)
Denominator:
Weighted average number of common shares outstanding - basic	44,497	37,355	35,317
Common stock equivalents from outstanding common stock options	-	3,495	-
Common stock equivalents for ESPP	-	25	-
Common stock equivalents from unvested restricted stock units	-	270	-
Weighted average number of common shares outstanding - diluted	44,497	41,145	35,317

Basic net income (loss) per share	$(2.70)	$0.41	$(0.37)

Diluted net income (loss) per share	$(2.70)	$0.37	$(0.37)

Potentially dilutive securities not included in the calculation of diluted net (loss) income per share because to do so would be anti-dilutive were as follows (in common stock equivalent shares, in thousands):

	As of
	December 31,
	2020	2019	2018

Stock options outstanding	4,399	3,616	5,614
Unvested restricted stock units	526	365	244
Employee stock purchase plan	15	26	3
	4,940	4,007	5,861

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables that may result in the earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which provided additional implementation guidance on the previously issued guidance. The Company adopted ASU 2016-13 as of January 1, 2020 using the modified retrospective approach, which replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. Upon adoption, there were no adjustments made to opening retained earnings as of January 1, 2020. As a result of implementing ASU 2016-13, the Company did not recognize any material changes to its allowance for credit losses during the year ended December 31, 2020.

Additionally, for available-for-sale debt securities with unrealized losses, ASU 2016-13 now requires allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. Given the composition of the Company’s available-for-sale securities, adoption of ASU 2016-13 did not have a material impact on the consolidated financial statements as of December 31, 2020.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which removes the second step of the impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of the reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This updated guidance does not amend the optional qualitative assessment of goodwill impairment. The Company adopted ASU 2017-04 as of January 1, 2020 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) (ASU 2018-13), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The guidance expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The Company adopted ASU 2018-13 as of January 1, 2020. Upon adoption and for the year ended December 31, 2020, given the Company does not currently have, and has not historically had transfers between Level 1 and Level 2 instruments, and the Company does not have any Level 3 fair value measurements, the adoption did not have a material impact on the Company’s consolidated financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15), which clarifies the accounting for implementation costs in cloud computing arrangements, and requires a customer in a cloud computing arrangement to determine which implementation costs to capitalize as fixed assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract are amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The Company adopted ASU 2018-15 on a prospective basis as of January 1, 2020 and as a result, capitalized certain costs related to its global enterprise systems implementation of approximately $2.3 million, of which $0.4 million was amortized during the year ended December 31, 2020 with a remaining unamortized amount of $1.9 million in prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2020.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606 (ASU 2018-18). ASU 2018-18 clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer and precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The Company adopted ASU 2018-18 as of January 1, 2020 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies accounting for convertible instruments. The embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASU 2020-06, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. Effective January 1, 2021, the Company early adopted ASU 2020-06. The Company is finalizing its analysis of certain assumptions that will be utilized at the transition and expects the effect of adopting ASU 2020-06 will result in a decrease to accumulated deficit, a decrease to additional paid-in capital, and an increase to convertible senior notes. The Company expects that interest expense recognized in future periods will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost.

Note 3. Balance Sheet Details

Short-term Investments

Short-term investments consisted of the following (in thousands):

		At December 31, 2020
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	less than 3	$206,704	223	(3)	$206,924
Bank certificates of deposit	less than 1	20,700	8	—	20,708
Commercial paper	less than 1	1,500	—	—	1,500
Corporate notes	less than 3	54,866	308	(1)	55,173
Asset-backed securities	less than 2	13,290	205	—	13,495
Municipal bonds	less than 3	9,954	21	(3)	9,972
Total		$307,014	765	(7)	307,772

		At December 31, 2019
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
Bank certificates of deposit	less than 1	$12,999	$7	$—	$13,006
Commercial paper	less than 1	7,475	8	—	7,483
Corporate notes	less than 3	65,354	295	(10)	65,639
Asset-backed securities	less than 3	25,333	99	(7)	25,425
Total		$111,161	$409	$(17)	$111,553

Accounts Receivable, Net

Accounts receivable consisted of the following (in thousands):

	December 31,
	2020	2019

Accounts receivable	$37,729	$39,657
Allowance for credit losses	(1,670)	(1,240)
	$36,059	$38,417

Inventory, Net

Inventory consisted of the following (in thousands):

	December 31,
	2020	2019

Finished goods	$5,346	$32,108
Work in process	3,584	3,884
Raw material	6,879	6,586
	$15,809	$42,578

Included in the finished goods amount is the applicable remaining portion of the original fair market value inventory adjustment that was recorded as part of the Avedro Merger, which totaled $25.0 million as of December 31, 2019 and was fully amortized as of December 31, 2020. The fair market value of inventory was amortized to cost of sales over the inventory’s expected turnover period. See also Note 6, Business Combinations.

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2020	2019

Buildings	$874	$874
Equipment	15,737	13,782
Furniture and fixtures	1,820	1,643
Leasehold improvements	5,851	6,384
Computer equipment and software	2,754	2,808
Land	7,068	7,068
Construction in progress	5,825	1,627
	39,929	34,186
Less accumulated depreciation and amortization	(15,921)	(12,130)
	$24,008	$22,056

Depreciation and amortization expense related to property and equipment was $6.1 million, $3.7 million and $3.1 million for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2020	2019

Accrued bonuses	$10,815	$13,525
Accrued commissions	3,256	1,448
Accrued vacation benefits	3,728	2,784
Accrued payroll taxes	3,198	842
Accrued contract payments (See Note 13)	2,793	1,448
Other accrued liabilities	21,541	31,872
	$45,331	$51,919

Note 4.	Fair Value Measurements

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands).

	At December 31, 2020
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds (i)	$5,169	$5,169	$—	$—
Available for sale securities:
U.S. government agency bonds (ii)	206,924	—	206,924	—
Bank certificates of deposit (ii)(iii)	25,708	—	25,708	—
Commercial paper (ii)	1,500	—	1,500	—
Corporate notes (ii)	55,173	—	55,173	—
Asset-backed securities (ii)	13,495	—	13,495	—
Municipal bonds (ii)	9,972	—	9,972	—
Investments held for deferred compensation plans	5,331	—	5,331	—
Total Assets	$323,273	$5,169	$318,104	$—
Liabilities
Deferred compensation plans	$5,232	—	5,232	—
Total Liabilities	$5,232	$—	$5,232	$—
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the consolidated balance sheets.
(ii)	Included in short-term investments on the consolidated balance sheets.
(iii)	Two bank certificates of deposit investment totaling $5,000 (in thousands) is included in cash and cash equivalents on the consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the consolidated balance sheets.

	At December 31, 2019
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds (i)	$2,530	$2,530	$—	$—
Available for sale securities:
Bank certificates of deposit (ii)(iii)	14,208	—	14,208	—
Commercial paper (ii)	7,484	—	7,484	—
Corporate notes (ii)	65,638	—	65,638	—
Asset-backed securities (ii)	25,424	—	25,424	—
Investments held for deferred compensation plans	3,511	—	3,511	—
Total Assets	$118,795	$2,530	$116,265	$—
Liabilities
Cash-settled stock options	$6,685	—	6,685	—
Deferred compensation plans	3,669	—	3,669	—
Total Liabilities	$10,354	$—	$10,354	$—
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the consolidated balance sheets.

(ii)	Included in short-term investments on the consolidated balance sheets.
(iii)	One corporate note investment totaling $1,201 (in thousands) is included in cash and cash equivalents on the consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the consolidated balance sheets.

Money market funds and currency are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

U.S. government agency bonds, U.S. government bonds, bank certificates of deposit, commercial paper, municipal bonds, corporate notes and asset-backed securities are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date. Pursuant to the Company’s deferred compensation plan (the Deferred Compensation Plan), the Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust and Deferred Compensation Plan liability consist of company-owned life insurance policies (COLIs) and the pricing on these investments can be independently evaluated. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.

The fair value of cash-settled stock options is based on the Black-Scholes option valuation model utilizing the Company’s stock price, the cash-settled options’ remaining term, expected stock price volatility, and the risk-free interest rate as of the measurement date. The changes in the fair value are reflected in compensation expense within selling, general and administrative expense on the consolidated income statement. See Note 10, Stock-Based Compensation for further details regarding these cash-settled stock options, as these were modified to be equity-settled during the year ended December 31, 2020.

There were no transfers between levels within the fair value hierarchy during the periods presented.

The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of December 31, 2020 and December 31, 2019.

As of December 31, 2020, the fair value of the Convertible Notes was $442.2 million. The fair value was determined on the basis of the market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 9, Convertible Senior Notes for additional information.

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

On November 14, 2018, the Company entered into an office building lease pursuant to which the Company will lease one property containing three existing office buildings, comprising approximately 160,000 rentable square feet of space, located in Aliso Viejo, California (Aliso Facility) which was accounted for as a finance lease. The term of the Aliso Facility commenced on April 1, 2019 and continues for thirteen years. The agreement contains an option to extend the lease for two additional five year periods at market rates. The Company intends to relocate its corporate administrative headquarters, along with certain laboratory, research and development and warehouse space, to the Aliso Facility. The lease landlord agreed to provide the Company with a tenant improvement allowance in the amount of the cost of any leasehold improvements, not to exceed approximately $12.7 million upon the Company providing the necessary documentation evidencing the costs of the allowable leasehold improvements.

The Company leases two adjacent facilities located in San Clemente, California. The total leased square footage of these facilities equals approximately 98,000. On July 2, 2020, the Company extended the term of these facilities by five years both of which now expire on May 31, 2030. Each agreement contains an option to extend the lease for one additional five year period at market rates. In conjunction with these extensions, the lease landlord agreed to provide the Company with a tenant improvement allowance in the amount of the cost of any leasehold improvements, not to exceed approximately $0.5 million upon the Company providing the necessary documentation evidencing the costs of the allowable leasehold improvements.

The Company currently intends to maintain its manufacturing facilities at its San Clemente location for the foreseeable future.

The Company leases approximately 27,000 square feet of office and laboratory space in Waltham, Massachusetts, pursuant to a lease agreement that expires in 2023. The Company also currently occupies approximately 19,000 square feet of leased manufacturing space in Burlington, Massachusetts pursuant to a lease agreement that expires in 2031.

The Company’s remaining U.S.-based and foreign subsidiaries’ leased office space totals less than 14,000 square feet.

The following table presents the lease balances within the consolidated balance sheets:

Leases		December 31,	December 31,
(in thousands)	Classification	2020	2019
Assets
Operating	Operating lease right-of-use asset	$20,009	$15,704
Finance	Finance lease right-of-use asset	51,443	54,048
Total lease assets		$71,452	$69,752
Liabilities
Current
Operating	Accrued liabilities	$1,185	$2,401
Noncurrent
Operating	Operating lease liability	20,704	14,195
Finance	Finance lease liability	60,690	58,435
Total lease liabilities		$82,579	$75,031

Note: As the implicit rates in the Company’s leases are not readily available, the incremental borrowing rate was determined based on the information available at commencement date in determining the present value of lease payments.

For the year ended December 31, 2020 and December 31, 2019, the components of operating and finance lease expenses were as follows:

		Year Ended		Year Ended
Lease Cost		December 31,		December 31,
(in thousands)	Classification	2020		2019
Fixed operating lease cost	Cost of sales	$757		$277
	Research and development	950		532
	Selling, general and administrative expenses	2,132	(a)	1,664	(a)

Finance lease cost	Amortization of right-of-use asset included in Selling, general and administrative expenses	$2,424		$1,822
Finance lease cost	Interest expense on lease liability	$3,596		$2,565
(a)Includes short-term leases, which are immaterial.

The following table presents the maturity of the Company’s operating and finance lease liabilities as of December 31, 2020:

Maturity of Lease Liabilities	Operating	Finance
(in thousands)	Leases (a)	Leases (b)
2021	$2,788	$—
2022	2,869	—
2023	2,529	1,996
2024	2,404	5,184
2025	2,444	5,340
Thereafter	22,995	113,022
Total lease payments	$36,029	$125,542
Less: imputed interest	14,140	64,852
Total lease liabilities	$21,889	$60,690
(a)	Operating lease payments include $11.9 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Finance lease payments include $75.8 million related to options to extend lease terms that are reasonably certain of being exercised.

The weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating and finance leases as of December 31, 2020 and December 31, 2019 were:

	December 31,	December 31,
Lease Term and Discount Rate	2020	2019
Weighted-average remaining lease term (years)
Operating leases	12.2	6.5
Finance leases	21.3	22.3
Weighted-average discount rate
Operating leases	7.7%	5.5%
Finance leases	6.0%	6.0%

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Year Ended	Year Ended
Other Information	December 31,	December 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,859	$2,134
Right-of-use asset obtained in exchange for lease obligations:
Operating lease	$6,916	$17,474
Finance lease	181	55,870
Interest paid for finance lease	1,160	—

Note 6. Business Combinations

As a result of the Avedro Merger previously in Note 1, Organization and Basis of Presentation, effective November 21, 2019, Avedro is a wholly-owned subsidiary of the Company and the Avedro Merger expanded the Company’s portfolio of pipeline products beyond the treatment of glaucoma to include pharmaceutical therapies for the treatment of corneal disorders. This expansion dovetails with the Company’s strategic objective to build a portfolio of micro-scale surgical and pharmaceutical therapies in corneal health and retinal disease.

The fair value of The Merger Consideration transferred at closing was $437.8 million and consisted of Glaukos common stock valued at $406.8 million issued to replace Avedro common stock, Glaukos common stock valued at $0.2 million to replace certain vested Avedro warrants, and $30.8 million of value attributable to the pre-combination services associated with Replacement Awards. See Note 10, Stock-Based Compensation for further details regarding the Replacement Awards. The following table summarizes the components of the Merger Consideration as of November 21, 2019 (in thousands, except shares and stock closing price):

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

The Company performed a valuation analysis of the fair market value of Avedro’s assets and liabilities as of closing of the Avedro Merger. The following table sets forth the final allocation of the Merger Consideration to the identifiable tangible and intangible assets acquired and liabilities assumed, with the excess recorded to goodwill (in thousands):

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

Supplemental Pro Forma Information (unaudited):

The following supplemental financial information presents the pro forma combined results of the Company as if the Avedro Merger had occurred on January 1, 2018 (in thousands):

	2019	2018
Pro forma revenue	$273,823	$211,447	(a)
Pro forma net loss	$(103,275)	$(27,200)

(a)	Includes a positive pro forma adjustment of $2,497 to modify Avedro’s revenues to reflect the adoption of ASC 606 which Avedro had not done yet in 2018.

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

Avedro intangible assets

As part of the Avedro Merger on November 21, 2019, the Company acquired identifiable intangible assets for (1) developed technology related to Photrexa, a bio-activated pharmaceutical therapy for the corneal cross-linking treatment of keratoconus, which is being amortized to cost of sales over a weighted-average estimated useful life of approximately 11 years, and (2) customer relationships, which will be amortized to selling, general and administrative expense over an estimated useful life of five years. The Company also acquired IPR&D related to other applications of Avedro’s corneal remodeling platform, which will not be amortized until technological feasibility is met, but will be assessed for impairment annually, or more frequently if indicators of impairment become present.

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

For the year ended December 31, 2020, amortization expense related to the above finite-lived intangible assets was approximately $22.1 million recorded in cost of sales and $2.8 million recorded in selling, general and administrative expenses and for the year ended December 31, 2019 amortization expense related to the above finite-lived intangible assets was approximately $2.3 million recorded in cost of sales and $0.3 million, recorded selling, general and administrative expenses in the consolidated statements of operations. There was not amortization expense related to these intangible assets for the year ended December 31, 2018.

The Company evaluated its indefinite-lived intangible assets for impairment, including any considerations specific to the COVID-19 pandemic, utilizing the methodology pursuant to the adoption of ASU 2017-04 and concluded these intangible assets were not impaired as of December 31, 2020.

Goodwill

As a result of the Avedro Merger, $66.1 million in goodwill was recorded as of December 31, 2020 and December 31, 2019. For additional details, refer to Note 6, Business Combinations. The annual assessment of goodwill by reporting unit is performed annually or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. The first annual assessment of goodwill by reporting unit was performed in the fourth quarter of the year ending December 31, 2020. The Company concluded there was no goodwill impairment as of December 31, 2020, and during this annual assessment the Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on the Company’s reporting unit.

The following table presents the composition of our intangible assets and goodwill (in thousands):

	Estimated	As of December 31, 2020			As of December 31, 2019
	Useful	Gross			Gross
	Life	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed technology	11.4	$252,200	$(24,393)	$227,807	$252,200	$(2,301)	$249,899
Customer relationships	5.0	14,100	(3,114)	10,986	14,100	(294)	13,806
Intangible assets subject to amortization		266,300	(27,507)	238,793	266,300	(2,595)	263,705

In-process research and development	Indefinite	$118,900	—	118,900	118,900	—	118,900

Goodwill	Indefinite	$66,134	—	66,134	66,134	—	66,134

Total		$451,334	$(27,507)	$423,827	$451,334	$(2,595)	$448,739

As of December 31, 2020, expected amortization expense for unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
2021	$24,912
2022	24,912
2023	24,912
2024	24,619
2025	22,092
Thereafter	117,346
Total amortization	$238,793

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

Disaggregation of Revenue

The Company’s revenues disaggregated by product category and geography, for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 was as follows (in thousands):

	Year ended
	December 31,

	United States			International			Total
	2020	2019	2018	2020	2019	2018	2020	2019	2018

Glaucoma	$133,719	$187,650	$151,677	$45,644	$43,317	$29,601	$179,363	$230,967	$181,278
Corneal Health	39,367	4,806	—	6,229	1,211	—	45,596	6,017	—
Total	$173,086	$192,456	$151,677	$51,873	$44,528	$29,601	$224,959	$236,984	$181,278

Contract Balances

Contract Assets

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days for glaucoma and corneal health products, though extended payment terms on corneal health products may be offered. However, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of December 31, 2020 and December 31, 2019, all amounts included in accounts receivable, net on the consolidated balance sheets are related to contracts with customers.

Sales commissions earned on U.S. sales of KXL systems are capitalized as the commissions represent costs to obtain a contract and the amortization period is deemed greater than one year. These costs are deferred in other assets on the Company’s consolidated balance sheet, net of the short term portion included in prepaid assets and other current assets, and are amortized as a sales and marketing expense on a straight-line basis over the expected period of benefit. Capitalized sales commissions and the related amortization expense included in the consolidated financial statements were immaterial as of December 31, 2020 and December 31, 2019.

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

Additionally, in the U.S. the Company has a performance obligation related to its customers’ right to a future discount on single dose pharmaceutical purchases, and, to a lesser extent, extended warranty service contracts. The amount allocated to the customers’ right to a future discount is expected to be recognized when the customer elects to utilize the discount, which is generally within one year. As of December 31, 2020 and December 31, 2019, this amount was immaterial as was the amount allocated to extended warranty service contracts.

During the year ended December 31, 2020 and December 31, 2019, the Company did not recognize any revenue related to material changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

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

The Convertible Notes may be converted at the option of the holders at any time prior to the close of business on the business day immediately preceding March 15, 2027, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period immediately after any ten consecutive trading day period (the Measurement Period) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate in effect on each such trading day; (3) with respect to any Convertible Notes the Company calls for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date, even if the Convertible Notes are not otherwise convertible at such time; or (4) upon the occurrence of specified corporate events. On or after March 15, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture. The Company’s current intent is to settle the principal amount of the Convertible Notes in cash upon conversion, with any remaining conversion value being delivered in shares of our common stock. As of December 31, 2020, none of the conditions allowing holders of the Convertible Notes to convert had been met.

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

In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components. The initial carrying amount of the liability component was $189.8 million, which was calculated by using a discount rate of 9.5%, which was estimated to be the Company’s borrowing rate on the issuance date for a similar debt instrument without the conversion feature. The carrying amount of the equity component was $97.7 million, which represents the conversion option, and was determined by deducting the fair value of the liability component from the par value of the Convertible Notes. The equity component of the Convertible Notes is included in additional paid-in capital in the consolidated balance sheets and will not be subsequently remeasured as long as it continues to meet the conditions for equity classification. The difference between the principal amount of the Convertible Notes and the liability component (the debt discount) is amortized to interest expense in the consolidated statements of operations using the effective interest method over the term of the Convertible Notes.

Total transaction costs for the issuance of the Convertible Notes were $9.6 million, consisting of the initial purchasers’ discount, commissions, and other issuance costs. The Company allocated the total transaction costs proportionally to the liability and equity components. The transaction costs attributed to the liability component were $6.3 million, which were recorded as debt issuance costs (presented as contra debt in the Company’s consolidated balance sheets) and are amortized to interest expense in the consolidated statements of operations over the term of the Convertible Notes. The transaction costs attributed to the equity component were $3.3 million, which were included in additional paid-in capital.

Interest expense relating to the Convertible Notes in the consolidated statements of operations for the year ended December 31, 2020 are summarized as follows (in thousands):

Year ended
December 31,
2020
Contractual interest expense	$4,370
Amortization of debt discount (i)	5,610
Amortization of debt issuance costs (ii)	364
Total interest expense	$10,344

(i)	The effective interest rate on the liability component of the 2027 Notes was 9.5% for the year ended December 31, 2020. As of December 31, 2020, the unamortized debt discount was $92.1 million and will be amortized over 6.4 years.
(ii)	As of December 31, 2020, the unamortized debt issuance cost for the Convertible Notes was $6.0 million.

As of December 31, 2020, the convertible senior notes on the consolidated balance sheets represented the carrying amount of the liability component of the Convertible Notes, net of unamortized debt discounts and debt issuance costs, which are summarized as follows (in thousands):

Year ended
December 31,
2020
Convertible Notes	$287,500
Less: Unamortized debt discount and debt issuance costs	(98,084)
Carrying amount of Convertible Notes	$189,416

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

The capped call transactions are separate transactions that the Company entered into with the Option Counterparties, are not part of the terms of the Convertible Notes and will not change the holders’ rights under the Convertible Notes. As the capped call transactions meet certain accounting criteria, the cost of the capped call transactions of $35.7 million was recorded as a reduction in additional paid-in capital in the consolidated balance sheets and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of December 31, 2020, the Company had not purchased any shares under the capped call transactions.

Note 10.	Stock-Based Compensation

The Company has 5,000,000 of authorized preferred stock issuable, and there is no preferred stock outstanding as of December 31, 2020 and December 31, 2019. Each share of common stock is entitled to one vote.

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

The Compensation Committee has approved the grant of performance-based equity awards (PBEAs) to the Company’s named executive officers and certain other employees pursuant to the 2015 Stock Plan. These PBEAs will only vest upon the Compensation Committee’s determination that pre-defined Company operational goals were satisfied.

The ESPP permits eligible employees to purchase shares of the Company’s common stock, using contributions via payroll deductions of up to 15% of their earnings, at a price per share equal to 85% of the lower of the stock’s fair market value on the offering date or purchase date. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

On November 21, 2019, in connection with the Avedro Merger, the Company granted the following Replacement Awards to employees of Avedro: (i) approximately 0.2 million cash-settled stock options to certain executives, which became fully vested on December 31, 2019, (ii) approximately 0.1 million stock options and approximately 5,500 RSUs to members of Avedro’s board of directors, which were granted with no post-combination vesting requirements, and (iii) approximately 0.7 million stock options and approximately 0.1 million RSUs, which are subject to time-based vesting requirements. Approximately $30.8 million of the fair value of the Replacement Awards was attributable to pre-combination service and was included in the purchase price of Avedro (see Note 6, Business Combinations). The remaining value of the Replacement Awards of $26.0 million will be recognized as post-combination expense over the remaining requisite service period for the time-vesting awards ($3.1 million and $1.5 million related to the cash-settled stock options granted to certain executives and awards granted to the Avedro board of directors, respectively, was recognized in post-combination expense during the period from November 21, 2019 to December 31, 2019). For the year ended December 31, 2020, $10.1 million was expensed related to the Replacement Awards.

During the second quarter of 2020, the cash-settled options granted to certain former Avedro executives were modified to be equity-settled and to extend the expiration date of certain tranches to December 31, 2020. A liability of $2.2 million related to the cash-settled options that was previously included in accrued liabilities was, as a result of the modification, reclassified to additional paid-in capital. No further stock-based compensation expense was incurred, given the awards were fully vested as of December 31, 2019.

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

Stock Options

The following table summarizes stock option activity under the 2001 Stock Plan, 2011 Stock Plan and 2015 Stock Plan:

	Number of		Weighted-
	shares	Weighted-	average	Aggregate
	underlying	average	remaining	intrinsic
	options	exercise price	contractual	value (in
	(in thousands)	per share	life (in years)	thousands)
Outstanding at December 31, 2017	7,026	$21.36	7.3	$69,555
Granted	896	30.83
Exercised	(1,304)	14.27		46,639
Canceled/forfeited/expired	(311)	31.14
Outstanding at December 31, 2018	6,307	$21.36	7.3	$69,555
Granted	186	68.10
Replacement Awards	803	13.64
Exercised	(696)	21.53		33,132
Canceled/forfeited/expired	(17)	42.75
Outstanding at December 31, 2019	6,583	$23.91	6.1	$204,062
Granted	880	38.15
Exercised	(1,403)	14.42		50,093
Canceled/forfeited/expired	(76)	42.13
Outstanding at December 31, 2020	5,984	$27.59	5.7	$285,366
Vested and expected to vest at December 31, 2020	5,678	$27.06	5.5	$273,784
Exercisable at December 31, 2020	4,780	$24.59	5.0	$242,306

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock on the date of exercise.

The weighted average estimated grant date fair value per share of stock options granted during the years ended December 31, 2020, December 31, 2019 and December 31, 2018 was $12.85, $32.07 and $14.98, respectively.

The total fair value of stock options that vested during the years ended December 31, 2020, December 31, 2019 and December 31, 2018 was $20.3 million, $33.9 million and $24.2 million, respectively.

The fair value of each option award is estimated on the date of grant using a Black-Sholes option pricing model applying the assumptions noted in the following table. The weighted average assumptions used to estimate the fair value of options granted to employees and non-employees were as follows:

	Year ended
	December 31,
	2020	2019	2018
Risk-free interest rate	0.71%	2.17%	2.67%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	48.8%	46.8%	44.9%
Expected term (in years)	6.01	6.01	6.10

As of January 1, 2021, the Company has reserved an aggregate of 15.8 million shares of common stock for issuance under the 2015 Stock Plan, and 2.7 million shares of common stock for issuance under the ESPP.

Restricted Stock Units

The following table summarizes the activity of unvested RSUs under the Stock Plans during the years ended December 31, 2020 and December 31, 2019:

		Weighted-
	Number of	average
	shares	grant date
	(in thousands)	fair value
Unvested at December 31, 2018	532	$35.17
Granted	323	69.76
Replacement Awards	102	63.07
Vested	(237)	36.54
Canceled/forfeited	(25)	44.59
Unvested at December 31, 2019	695	$54.40
Granted	674	33.69
Vested	(310)	55.96
Canceled/forfeited	(71)	39.03
Unvested at December 31, 2020	988	$40.82

The total fair value of RSUs made to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date. The total fair value of RSUs that vested during the years ended December 31, 2020, December 31, 2019 and December 31, 2018 was $17.3 million, $8.6 million and $1.6 million, respectively.

Cash-Settled Stock Options

The following table summarizes the activity of cash-settled stock options during the years ended December 31, 2020 and December 31, 2019:

	Number of		Weighted-
	shares	Weighted-	average	Aggregate
	underlying	average	remaining	intrinsic
	options	exercise price	contractual	value (in
	(in thousands)	per share	life (in years)	thousands)
Outstanding at December 31, 2019	230	$25.89	0.5	$6,572
Exercised	(37)	27.46		1,349
Transferred to equity-settled NQSO awards	(193)
Canceled/forfeited/expired	—	—
Outstanding at December 31, 2020	—	$—	—	$—
Exercisable at December 31, 2020	—	$—	—	$—

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

All Share-Based Compensation Arrangements

The following table summarizes the allocation of stock-based compensation related to stock options and RSUs and includes Replacement Awards, as well as cash-settled stock options in the accompanying consolidated statements of operations (in thousands):

	Year ended
	December 31,
	2020	2019	2018

Cost of sales	$2,440	$1,127	$703
Selling, general & administrative	32,072	31,801	19,816
Research and development	8,793	6,553	5,185
Total	$43,305	$39,481	$25,704
(i)	Of the total stock-based compensation amount of $43.3 million as of December 31, 2020 above, $13.0 million related to the value attributable to the pre-combination services associated with Replacement Awards (see also Note 6, Business Combinations) and a $(3.2) million fair value adjustment was recorded related to cash-settled stock options, and the remainder of the liability of $2.2 million related to the cash-settled options that was previously included in accrued liabilities was, as a result of the modification, reclassified to additional paid-in capital.
(ii)	Of the total stock-based compensation amount of $39.5 million as of December 31, 2019 above, $4.5 million related to the value attributable to the pre-combination services associated with Replacement Awards (see also Note 6, Business Combinations) and $3.1 million relates to cash-settled stock options included in accrued liabilities within the consolidated balance sheet.

In the years ended December 31, 2020, December 31, 2019, and December 31, 2018, the related tax benefits were $3.5 million, $4.6 million and $10.5 million, respectively, relating to stock-based compensation.

At December 31, 2020, the total unamortized stock-based compensation expense was approximately $46.3 million. Of the approximately $46.3 million in unamortized stock-based compensation expense, $17.0 million was attributable to stock options and is to be recognized over the stock options’ remaining vesting terms of approximately

4.0 years (1.9 years on a weighted average basis). The remaining $29.3 million was attributable to RSUs and is to be recognized over the RSUs’ vesting terms of approximately 4.0 years (1.3 years on a weighted-average basis).

The total stock-based compensation cost capitalized in inventory was not material for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively.

Note 11.	Income Taxes

United States and foreign (loss) income before income taxes was as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
United States	$(134,096)	$(50,339)	$(14,776)
Foreign	1,782	303	2,408
Total	$(132,314)	$(50,036)	$(12,368)

The income tax (benefit) provision was as follows (in thousands):

	December 31,
	2020	2019	2018
Current:
Federal	$(949)	$237	$—
State	275	122	274
Foreign	715	487	309
	41	846	583
Deferred:
Federal	(10,098)	(58,368)	—
State	(1,952)	(7,938)	—
Foreign	43	—	—
	(12,007)	(66,306)	—
Income tax (benefit) provision	$(11,966)	$(65,460)	$583

The reconciliations of the U.S. federal statutory tax expense to the combined effective tax (benefit) provision are as follows:

	Year ended
	December 31,
(amounts in thousands)	2020	2019	2018
Statutory rate of tax benefit	$(27,713)	$(10,508)	$(2,597)
State income taxes, net of federal benefit	(4,674)	(2,418)	(1,518)
Permanent and other items	263	4,371	1,349
Stock-based compensation	(3,537)	(5,006)	(6,007)
Research credits	(5,082)	(3,594)	(2,556)
Uncertain tax positions	3,835	1,780	6,143
Change in tax rate	1,303	419	(250)
NOL Carryback Claim	(447)	-	-
ASU 2016-09 Implementation & ASC 842 Adoption in 2019	-	(104)	-
Valuation allowance	24,086	(50,400)	6,019
Income tax (benefit) provision	$(11,966)	$(65,460)	$583

Significant components of the Company’s net deferred tax assets at December 31, 2020 and December 31, 2019 are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$87,684	$69,571
Tax credits	14,293	11,590
Stock-based compensation	19,972	19,268
Reserves and accruals	9,013	7,996
Lease liability	20,434	18,422
Other, net	—	147
Total deferred tax assets	$151,396	$126,994

Deferred tax liabilities:
Depreciation and amortization	(76,034)	(81,174)
ROU Lease Asset	(17,471)	(17,333)
Convertible Notes	(22,252)	—
Other, net	(542)	—
Inventory	(59)	(6,030)
Total deferred tax liabilities	$(116,358)	$(104,537)

Valuation allowance	(45,551)	(32,089)
Net deferred tax liability	$(10,513)	$(9,632)

Based on the weight of available evidence, management has established a valuation allowance for a portion of its deferred tax assets which it expects will not be realized on a more likely than not basis. In connection with the offering of Convertible Notes, the Company recorded a deferred tax liability of $23.6 million to additional paid-in capital within the statement of stockholders’ equity and a valuation allowance reduction of $10.7 million to additional paid-in capital within the statement of stockholders’ equity. Primarily as a result of the Convertible Notes deferred tax liability, the Company recorded a U.S. federal and state deferred tax benefit of $12.1 million for a portion of its operating losses generated in the year ended December 31, 2020. Additionally, in connection with the Avedro Merger on November 21, 2019, the Company recorded $75.9 million of net deferred tax liabilities and $10.7 million of valuation allowance in purchase accounting. These deferred tax liabilities related to the Convertible Notes and Avedro Merger provide a source of future taxable income to realize the Company’s deferred tax assets.

As of December 31, 2020, the Company had indefinite-lived deferred tax assets for federal and certain state NOL carryforwards generated after 2017 and California R&D credit carryforwards. The Company also had indefinite-lived deferred tax liabilities for certain identified intellectual property of Avedro. In determining the amount of valuation allowance to record as of December 31, 2020, the Company has elected to offset its indefinite-lived deferred tax assets and liabilities. The net change in the valuation allowance was $13.5 million in 2020.

At December 31, 2020, the Company had approximately $439.4 million, $297.6 million and $13.4 million of NOL carryforwards for federal, state and foreign purposes, respectively, available to offset future taxable income. The federal NOL carryforwards incurred prior to 2018 begin to expire in 2021. A federal NOL carryforward of $186.6 million will not expire but can only be used to offset 80 percent of future taxable income. The state NOL carryforwards will begin to expire in 2021. The foreign NOL carryforwards begin to expire in 2022.

At December 31, 2020, the Company had federal and state R&D credit carryforwards of $32.3 million and $15.7 million, respectively. Federal credits begin to expire in 2021, state credits of $3.4 million begin to expire in 2023, and state credits of $12.2 million carry forward indefinitely.

Utilization of the NOL and tax credit carryforwards will be subject to annual limitations under IRC Section 382 and Section 383 and similar state provisions due to several ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and tax credit carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax. In general, all ownership changes as defined by IRC Section 382 result from transactions increasing ownership of certain stockholders in the stock of the Company by more than 50 percentage points over a three-year period.

The Company completed its Section 382 and Section 383 analysis through December 31, 2019. Approximately $10.5 million of the Glaukos federal NOL carryforwards and $0.4 million of federal R&D tax credits are expected to expire unutilized due to the limitations provided by Section 382 and Section 383. State NOL and R&D credit carryforwards for the jurisdictions which conform to IRC Section 382 and Section 383, or have similar provisions, have been reduced for attributes which are expected to expire unutilized. As noted below, certain NOL and credit carryforwards of the Company's subsidiaries are also expected to expire unutilized.

As previously discussed in Note 1, Organization and Basis of Presentation, Avedro became a subsidiary of the Company on November 21, 2019. As of November 21, 2019, Avedro's federal NOL carryforward was $178.6 million and its federal R&D credit carryforward was $17.3 million. These attributes are subject to limitation under Section 382 and Section 383, and approximately $80.2 million of federal NOLs and $14.7 million of federal R&D tax credit carryforwards are expected to expire unutilized.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, excluding interest and penalties, is as follows (in thousands):

	December 31,
	2020	2019	2018
Balance at beginning of the year	$15,076	$13,486	$7,227
Net addition for tax positions - prior years	4,987	230	4,558
Net additions for tax positions - current year	3,355	2,339	1,701
Subtractions from tax positions - prior years	(74)	(537)	—
Subtractions from tax positions - current year	(541)	(442)	—
Balance at end of the year	$22,803	$15,076	$13,486

As of December 31, 2020, approximately $0.5 million of unrecognized tax benefits would reduce the Company’s annual effective tax rate if recognized.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of its income tax (benefit) provision. There was no accrued interest and penalties associated with uncertain tax positions as of December 31, 2020, December 31, 2019 and December 31, 2018. It is not anticipated that there will be a significant change in the unrecognized tax benefits over the next 12 months.

Due to the Company’s NOL carryforwards, its federal, state and foreign income tax returns are open to examination by the Internal Revenue Service (IRS) and other taxing jurisdictions for all years since inception. In November 2019, the IRS commenced an examination of the Company’s 2017 federal income tax return. The examination concluded during the three months ended December 31, 2020 with no proposed adjustments by the IRS.

On March 27, 2020, the United States enacted the CARES Act which provides certain income tax benefits including the ability to carryback federal NOLs generated in 2018 through 2020 for an extended five year period, and increased the limitation for the deduction of interest expense from 30 percent to 50 percent of modified taxable income. The CARES Act also provides other economic benefits such as allowing employers to defer payment of the employer’s portion of payroll taxes for 2020 and a refundable employee retention credit of up to $5,000 per eligible employee wages. The Company realized benefits from the provisions of the CARES Act including the extended NOL carryback period, the payroll tax deferral, and the employee retention credit.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act which extended many of the benefits of the CARES Act that were scheduled to expire. The Company is evaluating the impact of the Consolidated Appropriations Act on its consolidated financial statements and related disclosures.

Note 12. Employee Benefits

Defined Contribution Plan

The Company sponsors a defined contribution plan pursuant to section 401(k) of the U.S. Internal Revenue Code that allows participating employees to contribute up to 100% of their salary, to an annual maximum of $19,500 in 2020 and $19,000 in 2019 ($26,000 in 2020 and $25,000 in 2019 for employees over the age of 50). Through December 31, 2020, the Company has only made “qualified nonelective contributions” to maintain compliance with IRS regulations.

During the first quarter of 2020, the Company contributed a $0.50 match for every $1.00 contributed by a participating employee up to 6% of plan-eligible earnings for a portion of the year. As a result of the COVID-19 pandemic, the Company instituted a number of cost saving initiatives, including temporarily ceasing Company contributions to participating employees’ 401(k) plans, which as of the date hereof, has been reinstated. For the year ended December 31, 2020, Company contributions totaled approximately $0.5 million.

During the years ended December 31, 2019 and December 31, 2018, the Company contributed a $0.50 match for every $1.00 contributed by a participating employee up to 6% of plan-eligible earnings, with such Company contributions becoming fully vested when participating employees reach the 3-year anniversary from their date of hire, giving credit for past service. For the years ended December 31, 2019 and December 31, 2018, Company contributions totaled approximately $1.6 million and $1.4 million, respectively.

Deferred Compensation Plan

Pursuant to the Company’s deferred compensation plan (the Deferred Compensation Plan), eligible senior level employees are permitted to make elective deferrals of compensation to which they will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of COLIs. The fair value of the Deferred Compensation Plan liability, included in other liabilities on the consolidated balance sheets, was approximately $5.2 million and $3.7 million as of December 31, 2020 and December, 31, 2019, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $5.3 million and $3.5 million as of December 31, 2020 and December 31, 2019, respectively.

Note 13.	Commitments and Contingencies

Patent Litigation

On April 14, 2018, the Company filed a patent infringement lawsuit against Ivantis, Inc. (Ivantis) in the U.S. District Court for the Central District of California, Southern Division (the Court), alleging that Ivantis’ Hydrus© Microstent device infringes the Company’s U.S. Patent Nos. 6,626,858 and 9,827,143. Discovery closed in early 2020, after which, the parties filed and the Court ruled on a series of motions seeking to limit the issues for trial. For example, Ivantis agreed not to contest infringement of several claims of the ‘143 patent under the Court’s claim constructions and the Court granted the Company’s motion for summary judgment regarding the validity of one such claim (claim 30). Although positive for the Company, Ivantis can appeal the Court’s decisions following trial, which has been delayed due to COVID-19 and is scheduled to begin on or around September 28, 2021. With respect to the matter described above, the Company is currently unable to predict the ultimate outcome of the matters or reasonably estimate a possible loss or range of loss, and thus, no amounts have been accrued in the consolidated financial statements.

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

Secured Letters of Credit

The Company had a bank issue a letter of credit in the amount of $8.8 million that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account of approximately $8.8 million as of December 31, 2020 and December 31, 2019. Beginning as of the first day of the thirty-seventh month of the lease term, and on each twelve month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

As of December 31, 2020 and December 31, 2019, as a result of the Avedro Merger, the Company has two other irrevocable standby letters of credit secured with $0.6 million of cash in a restricted account related to its office lease agreements. Lastly, the Company maintains $0.2 million in restricted cash which is held to collateralize a credit card program.

Global Enterprise Systems Implementation

In the first quarter of 2019, the Company began implementing new enterprise systems and other technology optimizations and facilities infrastructure globally. The first phase of the Company’s new enterprise system went live in May 2020; therefore, software services along with any associated implementation costs for this first phase incurred after May 1, 2020 are being capitalized in accordance with the Company’s policy. As of December 31, 2020, the Company has firm purchase commitments related to software costs and systems implementations for future phases of approximately $2.5 million, which the Company expects to primarily incur during 2021.

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

The Company expects to incur a total of approximately $5.0 million in restructuring charges upon completion of the plan, which is expected to be completed in 2021. As of December 31, 2020, the Company has paid approximately $4.9 million in separation costs and has accrued $0.1 million of restructuring plan costs. The recognition of restructuring charges requires that the Company make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reductions of workforce. At the end of each reporting period, the Company will evaluate the remaining accrued balance to ensure appropriateness with the Company’s restructuring plans.

Purchase Commitment

As of December 31, 2020, the Company had noncancelable, firm purchase commitments of $0.1 million due beyond one year.

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the UC Agreement) with the Regents of the University of California (the University) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the University a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the UC Agreement, Glaukos agreed to pay to the University a low single-digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $0.5 million. This ongoing product payment obligation will change as patent coverage on certain products begins to lapse, and will terminate entirely on the date the last of the Patent Rights expires, which is currently expected to be in 2022. For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, the Company recorded approximately $4.5 million, $5.7 million and $4.5 million, respectively, in cost of sales in connection with the product payment obligation.

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

Note 14.	Business Segment Information

The Company has one business activity: the development and commercialization of therapies designed to treat glaucoma, corneal disorders and retinal diseases, and operates as one operating segment. The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company’s revenues disaggregated by revenue and product category are included in Note 8, Revenue from Contracts with Customers. The

Company’s CODM) its Chief Executive Officer, reviews its consolidated operating results for the purpose of allocating resources and evaluating financial performance.

	Property and equipment, net			Depreciation and amortization			Capital expenditures
	As of December 31,			Year ended December 31,			Year ended December 31,
	2020	2019	2018	2020	2019	2018	2020	2019	2018

United States	$23,896	$21,932	$19,040	$29,306	$6,273	$6,234	$6,907	$4,681	$10,288
International	112	124	113	75	33	30	28	44	27
Total	$24,008	$22,056	$19,153	$29,381	$6,306	$6,264	$6,935	$4,725	$10,315

Note 15.	Selected Quarterly Financial Information (Unaudited)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2020	2020	2020	2020
Net sales	$55,336	$31,558	$64,831	$73,234
Cost of sales	32,529	21,668	17,932	19,590
Gross profit	22,807	9,890	46,899	53,644
Operating expenses:
Selling, general and administrative	50,546	38,116	38,947	43,792
Research and development	24,873	18,971	20,304	21,244
Total operating expenses	75,419	57,087	59,251	65,036
Loss from operations	(52,612)	(47,197)	(12,352)	(11,392)
Non-operating expense	(1,896)	(81)	(4,285)	(2,499)
Income tax benefit	(450)	(7,384)	(889)	(3,243)
Net loss	$(54,058)	$(39,894)	$(15,748)	$(10,648)
Net loss per share (1):
Basic	$(1.24)	$(0.90)	$(0.35)	$(0.24)
Diluted	$(1.24)	$(0.90)	$(0.35)	$(0.24)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2019	2019	2019	2019
Net sales	$54,026	$58,600	$58,509	$65,849
Cost of sales	7,111	7,870	7,703	15,904
Gross profit	46,915	50,730	50,806	49,945
Operating expenses:
Selling, general and administrative	34,925	37,656	44,443	59,611
Research and development	13,930	17,069	17,278	20,031
In-process research and development	—	2,245	1,500	—
Total operating expenses	48,855	56,970	63,221	79,642
Loss from operations	(1,940)	(6,240)	(12,415)	(29,697)
Non-operating income (expense)	720	3	(904)	437
Income tax provision (benefit)	122	72	187	(65,841)
Net (loss) income	$(1,342)	$(6,309)	$(13,506)	$36,581
Net (loss) income per share (1):
Basic	$(0.04)	$(0.17)	$(0.37)	$0.92
Diluted	$(0.04)	$(0.17)	$(0.37)	$0.84

(1)	Net income or loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share amounts will not necessarily equal the annual per share amount.

Note 16. Subsequent Events

None.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of December 31, 2020.

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

Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Ernst & Young LLP, our independent registered public accounting firm, which audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. See Report of Independent Registered Public Accounting Firm below.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fourth fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Glaukos Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Glaukos Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Glaukos Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

March 1, 2021

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

The remaining information required by this Item 10 will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	List of documents filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements

The financial statements included in Part II, Item 8 of this document are filed as part of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

Schedules have been omitted because they are not applicable or the amounts are immaterial or the required information is presented in the financial statements or notes thereto.

(b)	Exhibits

The exhibits listed in the Exhibit Index below are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of August 7, 2019, among Glaukos Corporation, Atlantic Merger Sub Inc., and Avedro, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-37463) filed on August 8, 2019).

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by referenced to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37463) filed on June 30, 2015).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37463) filed on November 20, 2020).
4.1

Indenture, dated as of June 11, 2020, between Glaukos Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37463) filed on June 12, 2020).

4.2	Form of 2.75% Convertible Senior Notes due 2027 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37463) filed on June 12, 2020).
4.3*	Description of Capital Stock of Glaukos Corporation
10.1

Fourth Amended and Restated Investors’ Rights Agreement, dated as of January 25, 2011, by and among the Registrant and the stockholders named therein (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-204091) filed on May 12, 2015).

10.2

Amendment No. 1 to the Fourth Amended and Restated Investors’ Rights Agreement, dated as of January 22, 2013, by and among the Registrant and the stockholders named therein (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-204091) filed on May 12, 2015).

10.3

Amendment No. 2 to the Fourth Amended and Restated Investors’ Rights Agreement, dated as of July 10, 2014, by and among the Registrant and the stockholders named therein (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-204091) filed on May 12, 2015).

10.4+	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-204091) filed on May 12, 2015).
10.5+	2001 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-204091) filed on May 12, 2015).
10.6+

Notice of Incentive Stock Option Grant and Stock Option Agreement under the 2001 Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-204091) filed on May 12, 2015).

10.7+

Notice of Non-Statutory Stock Option Grant and Stock Option Agreement under the 2001 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-204091) filed on May 12, 2015).

10.8+	2011 Stock Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-204091) filed on May 12, 2015).
10.9+

Form of Notice of Incentive Stock Option Grant and Stock Option Agreement under the 2011 Stock Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-204091) filed on May 12, 2015).

10.10+

Form of Notice of Non-Statutory Stock Option Grant and Stock Option Agreement under the 2011 Stock Plan (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-204091) filed on May 12, 2015).

10.11+

Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 2015 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37463) filed on August 7, 2017).

Exhibit Number	Description
10.12+

Form of Notice of Grant of Option and Option Award Agreement under the 2015 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37463) filed on May 9, 2018).

10.13+

Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 2015 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37463) filed on August 6, 2018).

10.14+

Form of Director Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 2015 Omnibus Incentive Compensation Plan. (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K (File No. 001-37463) filed on February 28, 2018).

10.15+

Form of Notice of Grant of Performance-Based Equity Award under the 2015 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K (File No. 001-37463) filed on March 2, 2020).

10.16+	2015 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-204091) filed on June 15, 2015).
10.17+	2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-204091) filed on June 15, 2015).
10.18+	Thomas W. Burns Offer Letter dated July 10, 2014 (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-204091) filed on May 12, 2015).
10.19+

Thomas W. Burns Amended and Restated Executive Severance and Change in Control Agreement dated November 3, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No 001-37463) filed on November 7, 2017).

10.20+	Chris M. Calcaterra Offer Letter dated July 10, 2014 (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-204091) filed on May 12, 2015).
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
10.23+

Joseph E. Gilliam Amended and Restated Executive Severance and Change in Control Agreement dated November 3, 2017 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-37463) filed on November 7, 2017).

10.24+

The Executive Nonqualified Excess Plan and the Executive Nonqualified Excess Plan Adoption Agreement (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K (File No. 001-37463) filed on March 15, 2017).

10.25+	Directors’ Compensation Policy (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37463) filed on May 7, 2020).
10.26

Standard Industrial/Commercial Single-Tenant Lease—Net, dated as of June 8, 2015, by and between the Registrant and 229 Fabricante, LLC (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-204091) filed on June 15, 2015).

10.27

First Amendment to Lease dated as of December 31, 2018 between the Registrant and 229 Avenida Fabricante, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37463) filed on August 7, 2020).

10.28

Second Amendment to Lease dated as of July 2, 2020 between the Registrant and 229 Avenida Fabricante, LLC (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-37463) filed on August 7, 2020).

Exhibit Number	Description
10.29

Office Building Lease dated as of November 14, 2018, by and between the Registrant and CIP 2014/SG, Aliso Owner LLC. (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K (File No. 001-37463) filed on February 28, 2019).

10.30

First Amendment to Office Building Lease dated as of December 12, 2018 between the Registrant and CIP 2014/SG Aliso Owner, LLC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-37463) filed on August 7, 2020).

10.31

Second Amendment to Office Building Lease dated as of May 20, 2020 between the Registrant and CIP 2014/SG Aliso Owner, LLC (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 001-37463) filed on August 7, 2020).

10.32

Amended and Restated Patent License Agreement, by and between the Registrant and DOSE Medical Corporation, dated as of June 30, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37463) filed on June 30, 2015).

10.33

First Amendment to Amended and Restated Patent License Agreement dated as of April 12, 2017 by and between Glaukos Corporation and DOSE Medical Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37463) filed on April 12, 2017).

10.34

Agreement and Plan of Merger, dated as of June 19, 2019, by and between Glaukos Corporation, GKOS Merger Sub, Inc., DOSE Medical Corporation and Fortis Advisors LLC, solely in its capacity as the Stockholders’ Representative (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 001-37463) filed on June 19, 2019).

10.35	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37463) filed on June 12, 2020).
21*	Subsidiaries of Glaukos Corporation as of December 31, 2020
23.1*	Consent of Independent Registered Public Accounting Firm
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

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+    Indicates a management contract or compensatory plan or arrangement.

*    Filed Herewith.

**  Furnished Herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on March 1, 2021.

GLAUKOS CORPORATION

By:	/s/ Thomas W. Burns
Thomas W. Burns
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Burns	Chief Executive Officer, President and	March 1, 2021
Thomas W. Burns	Director (Principal Executive Officer)

/s/ Joseph E. Gilliam	Chief Financial Officer & SVP, Corporate Development	March 1, 2021
Joseph E. Gilliam	(Principal Accounting and Financial Officer)

/s/ William J. Link	Chairman of the Board	March 1, 2021
William J. Link, Ph.D.

/s/ Mark J. Foley	Director	March 1, 2021
Mark J. Foley

/s/ David F. Hoffmeister	Director	March 1, 2021
David F. Hoffmeister

/s/ Marc A. Stapley	Director	March 1, 2021
Marc A. Stapley

/s/ Aimee S. Weisner	Director	March 1, 2021
Aimee S. Weisner

/s/ Gilbert H. Kliman	Director	March 1, 2021
Gilbert H. Kliman, M.D.