Form 10-Q
period 2021-03-31
GLAUKOS Corp
filed 2021-05-06
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, there were 46,281,586 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2021

We use Glaukos, our logo, iStent, iStent inject, iStent inject W, iStent Infinite, iStent SA, iPrism, iDose, iPRIME, MIGS, Avedro, Photrexa, iLink, KXL, Mosaic and other marks as trademarks. This report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

References throughout this document to “we,” “us,” “our,” the “Company,” or “Glaukos” refer to Glaukos Corporation and its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$96,625	$96,596
Short-term investments	310,755	307,772
Accounts receivable, net	36,694	36,059
Inventory, net	15,271	15,809
Prepaid expenses and other current assets	14,954	13,206
Total current assets	474,299	469,442
Restricted cash	9,416	9,566
Property and equipment, net	43,314	24,008
Operating lease right-of-use asset	19,720	20,009
Finance lease right-of-use asset	50,838	51,443
Intangible assets, net	351,465	357,693
Goodwill	66,134	66,134
Deposits and other assets	7,591	7,207
Total assets	$1,022,777	$1,005,502

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,624	$4,371
Accrued liabilities	47,944	45,331
Convertible senior notes	278,996	-
Total current liabilities	335,564	49,702
Convertible senior notes	-	189,416
Operating lease liability	20,450	20,704
Finance lease liability	61,068	60,690
Deferred tax liability, net	8,323	10,512
Other liabilities	7,598	7,029
Total liabilities	433,003	338,053

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 46,016 and 45,275 shares issued and 45,988 and 45,247 shares outstanding as of March 31, 2021 and December 31, 2020 respectively	46	45
Additional paid-in capital	920,819	976,590
Accumulated other comprehensive income	1,128	1,004
Accumulated deficit	(332,087)	(310,058)
Less treasury stock (28 shares as of March 31, 2021 and December 31, 2020)	(132)	(132)
Total stockholders' equity	589,774	667,449
Total liabilities and stockholders' equity	$1,022,777	$1,005,502

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Net sales	$67,968	$55,336
Cost of sales	16,633	32,529
Gross profit	51,335	22,807
Operating expenses:
Selling, general and administrative	41,921	50,546
Research and development	21,219	24,873
Total operating expenses	63,140	75,419
Loss from operations	(11,805)	(52,612)
Non-operating (expense) income:
Interest income	383	696
Interest expense	(3,229)	(881)
Other expense, net	(1,539)	(1,711)
Total non-operating expense	(4,385)	(1,896)
Loss before taxes	(16,190)	(54,508)
Income tax provision (benefit)	279	(450)
Net loss	$(16,469)	$(54,058)
Basic and diluted net loss per share	$(0.36)	$(1.24)
Weighted average shares used to compute basic and diluted net loss per share	45,709	43,766

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(16,469)	$(54,058)
Other comprehensive income:
Foreign currency translation gain	541	1,169
Unrealized loss on short-term investments	(417)	(480)
Other comprehensive income	124	689
Total comprehensive loss	$(16,345)	$(53,369)

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income	deficit	Shares	Amount	equity
Balance at December 31, 2020	45,275	$45	$976,590	$1,004	$(310,058)	(28)	$(132)	$667,449
Effect of adoption of ASU 2020-06	—	—	(81,553)	—	(5,560)	—	—	(87,113)
Common stock issued under stock plans	741	1	17,034	—	—	—	—	17,035
Stock-based compensation	—	—	8,748	—	—	—	—	8,748
Other comprehensive income	—	—	—	124	—	—	—	124
Net loss	—	—	—	—	(16,469)	—	—	(16,469)
Balance at March 31, 2021	46,016	$46	$920,819	$1,128	$(332,087)	(28)	$(132)	$589,774

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income	deficit	Shares	Amount	equity
Balance at December 31, 2019	43,530	$44	$861,740	$1,330	$(189,710)	(28)	$(132)	$673,272
Common stock issued under stock plans	589	—	4,220	—	—	—	—	4,220
Stock-based compensation	—	—	17,176	—	—	—	—	17,176
Other comprehensive income	—	—	—	689	—	—	—	689
Net loss	—	—	—	—	(54,058)	—	—	(54,058)
Balance at March 31, 2020	44,119	$44	$883,136	$2,019	$(243,768)	(28)	$(132)	$641,299

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net loss	$(16,469)	$(54,058)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,150	1,082
Amortization of intangible assets	6,228	6,228
Amortization of lease right-of-use assets	1,170	1,311
Amortization of debt issuance costs	343	-
Deferred income tax benefit	(24)	(709)
Stock-based compensation	8,748	17,176
Change in fair value of cash settled stock options	-	(3,171)
Unrealized foreign currency losses	1,101	2,024
Amortization of premium (discount) on short-term investments	256	(19)
Other liabilities	570	207
Changes in operating assets and liabilities:
Accounts receivable, net	(547)	9,246
Inventory, net	403	14,568
Prepaid expenses and other current assets	(1,803)	(2,235)
Accounts payable and accrued liabilities	3,023	(4,750)
Other assets	29	1
Net cash provided by (used in) operating activities	4,178	(13,099)
Investing activities
Purchases of short-term investments	(54,007)	(18,680)
Proceeds from sales and maturities of short-term investments	50,349	19,676
Purchases of property and equipment	(17,182)	(782)
Investment in company-owned life insurance	(423)	414
Net cash (used in) provided by investing activities	(21,263)	628
Financing activities
Proceeds from exercise of stock options	16,552	4,454
Proceeds from share purchases under Employee Stock Purchase Plan	1,549	1,278
Payment of employee taxes related to vested restricted stock units	(1,065)	(1,512)
Principal paid on finance lease	(251)	-
Proceeds from tenant improvement allowance	629	-
Net cash provided by financing activities	17,414	4,220
Effect of exchange rate changes on cash and cash equivalents	(450)	(565)
Net decrease in cash, cash equivalents and restricted cash	(121)	(8,816)
Cash, cash equivalents and restricted cash at beginning of period	106,162	71,756
Cash, cash equivalents and restricted cash at end of period	$106,041	$62,940
Supplemental disclosures of cash flow information
Taxes (refunded) paid	$(35)	$250

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

The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements. As permitted under those rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted. In the opinion of management, the unaudited interim financial statements reflect all adjustments necessary for the fair presentation of the Company’s financial information contained herein. All such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements. These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2020, which are contained in the Company’s Annual Report on Form 10-K filed with the United States (U.S.) Securities and Exchange Commission (SEC) on March 1, 2021. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period.

Recent Developments

Acquisition of Avedro, Inc.

On November 21, 2019, the Company acquired Avedro, Inc. (Avedro), a hybrid ophthalmic pharmaceutical and medical technology company focused on developing therapies designed to treat corneal diseases and disorders and correct refractive conditions, in a stock-for-stock transaction (Avedro Merger). Avedro developed novel bio-activated drug formulations used in combination with proprietary systems for the treatment of progressive keratoconus and corneal ectasia following refractive surgery. The therapy is the first and only minimally invasive anterior segment product offering approved by the FDA shown to halt the progression of keratoconus.

Note 2.  Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2021, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021, including in connection with the Company’s adoption of the accounting pronouncements noted below in the sub-heading “Recently Adopted Accounting Pronouncements” with the exception of the adoption of Accounting Standards Update (ASU) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06). See Recently Adopted Accounting Pronouncements and Note 9. Convertible Senior Notes for more detail.

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

The Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2021 reflect the Company’s estimates of the impact of the ongoing COVID-19 pandemic. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are uncertain, including the duration and severity of the COVID-19 outbreak, the severity and transmission rates of new variants of COVID-19, and the actions taken to contain it or treat COVID-19, including the availability, distribution, rate of public acceptance and efficacy of vaccines for COVID-19, as well as the economic impact on local, regional, national and international customers and markets. As a result, there may be changes to the Company’s estimates regarding the impact of COVID-19 in future periods.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that equate to the amount reported in the condensed consolidated statement of cash flows as of the beginning and end of the three months ended March 31, 2021 (in thousands):

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$96,625	$96,596
Restricted cash	9,416	9,566
Cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$106,041	$106,162

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (FASB )issued ASU 2020-06, which simplifies accounting for convertible instruments. The embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASU 2020-06, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to compute diluted earnings per share to be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. Effective January 1, 2021, the Company early adopted ASU

2020-06 using the modified retrospective adoption approach. The cumulative effect of the change was recognized as an adjustment to the opening balance of retained earnings at the date of adoption. The comparative information has not been restated and continues to be presented according to accounting standards in effect for those periods.

The adoption of ASU 2020-06 resulted in an increase to accumulated deficit of $5.5 million, a decrease to additional paid-in capital of $81.6 million, a decrease in the deferred tax liability of $2.2 million and an increase to convertible notes, net of $89.2 million. Interest expense recognized in future periods will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost. Lastly, the Company derecognized deferred income taxes associated with the Convertible Notes and adjusted the deferred tax liability associated with the embedded conversion feature and corresponding change in the valuation allowance.

Recently Issued Accounting Pronouncements Not Yet Adopted

We reviewed recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.

Note 3.  Balance Sheet Details

Short-term Investments

Short-term investments consisted of the following (in thousands):

	At March 31, 2021
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	less than 3	198,062	121	(32)	198,151
Bank certificates of deposit	less than 2	20,799	5	(6)	20,798
Corporate notes	less than 3	61,391	198	(74)	61,515
Asset-backed securities	less than 2	12,945	150	(1)	13,094
Municipal bonds	less than 3	17,218	8	(29)	17,197
Total		$310,415	$482	$(142)	$310,755

	At December 31, 2020
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	less than 3	206,704	223	(3)	206,924
Bank certificates of deposit	less than 1	20,700	8	—	20,708
Commercial paper	less than 1	1,500	—	—	1,500
Corporate notes	less than 3	54,866	308	(1)	55,173
Asset-backed securities	less than 2	13,290	205	—	13,495
Municipal bonds	less than 3	9,954	21	(3)	9,972
Total		$307,014	$765	$(7)	$307,772

Accounts Receivable, Net

Accounts receivable consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accounts receivable	$38,161	$37,729
Allowance for credit losses	(1,467)	(1,670)
	$36,694	$36,059

The Company’s allowance for credit losses represents management’s estimate of current expected credit losses and there were immaterial bad-debt write offs charged during the three months ended March 31, 2021.

As of March 31, 2021, the Company evaluated the current and expected future economic and market conditions surrounding the COVID-19 pandemic as it relates to collectability of its accounts receivable and determined the estimate of expected credit losses was not materially impacted. The Company will continue to re-evaluate the estimate of credit losses related to COVID-19 in conjunction with its assessment of expected credit losses in subsequent quarters.

Additionally, no customers accounted for more than 10% of net accounts receivable as of any such date.

Inventory, Net

Inventory, net consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Finished goods	$6,662	$5,346
Work in process	3,761	3,584
Raw material	4,848	6,879
	$15,271	$15,809

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued bonuses	$4,669	$10,815
Accrued vacation benefits	4,175	3,728
Accrued payroll taxes	7,568	3,198
Other accrued liabilities	31,532	27,590
	$47,944	$45,331

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		At March 31, 2021
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	March 31,	identical assets	inputs	inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds (i)	$3,089	$3,089	$-	$-
Available for sale securities:
U.S. government agency bonds (ii)	198,150	-	198,150	-
Bank certificates of deposit (ii)(iii)	24,799	-	24,799	-
Corporate notes (ii)	61,515	-	61,515	-
Asset-backed securities (ii)	13,094	-	13,094	-
Municipal bonds (ii)	17,197	-	17,197	-
Investments held for deferred compensation plans	5,754		5,754
Total Assets	$323,598	$3,089	$320,509	$-
Liabilities
Deferred compensation plans	$5,689	$-	$5,689	$-
Total Liabilities	$5,689	-	$5,689	$-

		At December 31, 2020
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets

Cash equivalents:
Money market funds (i)	$5,169	$5,169	$-	$-
Available for sale securities:
U.S. government agency bonds (ii)	206,924	-	206,924	-
Bank certificates of deposit (ii) (iii)	25,708	-	25,708	-
Commercial paper (ii)	1,500	-	1,500	-
Corporate notes (ii)	55,173	-	55,173	-
Asset-backed securities (ii)	13,495	-	13,495	-
Municipal bonds (ii)	9,972	-	9,972	-
Investments held for deferred compensation plans	5,331		5,331	-
Total Assets	$323,273	$5,169	$318,104	$-
Liabilities
Deferred compensation plans	$5,232	-	$5,232	-
Total Liabilities	$5,232	$-	$5,232	$-
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)	As of March 31, 2021 and December 31, 2020, a bank certificate of deposit totaling $4,000 and $5,000 (in thousands), respectively, is included in cash and cash equivalents on the condensed consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the condensed consolidated balance sheets.

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of March 31, 2021 and December 31, 2020.

Convertible Senior Notes

As of March 31, 2021, the fair value of the Convertible Notes was $488.4 million. The fair value was determined on the basis of the market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 9, Convertible Senior Notes for additional information.

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

On November 14, 2018, the Company entered into an office building lease pursuant to which the Company will lease one property containing three existing office buildings, comprising approximately 160,000 rentable square feet of space, located in Aliso Viejo, California (Aliso Facility) which was accounted for as a finance lease. The term of the Aliso Facility commenced on April 1, 2019 and continues for thirteen years. The agreement contains an option to extend the lease for two additional five year periods at market rates. The Company intends to relocate its corporate administrative headquarters, along with certain laboratory, research and development and warehouse space, to the Aliso Facility. The lease landlord agreed to provide the Company with a tenant improvement allowance in the amount of the cost of any leasehold improvements, not to exceed approximately $12.7 million, upon the Company providing the necessary documentation evidencing the costs of the allowable leasehold improvements. Nearly all of the aforementioned tenant improvement allowances were utilized by the end of the quarter ended March 31, 2021 and the Company expects to receive reimbursement during the quarter ending June 30, 2021.

The Company leases two adjacent facilities located in San Clemente, California. The total leased square footage of these facilities equals approximately 98,000. On July 2, 2020, the Company extended the term of these facilities by five years, both of which now expire on May 31, 2030. Each agreement contains an option to extend the lease for one additional five year period at market rates. In conjunction with these extensions, the lease landlords agreed to provide the Company with tenant improvement allowances in the amount of the cost of any leasehold improvements, not to exceed approximately $0.5 million, upon the Company providing the necessary documentation evidencing the costs of the allowable leasehold improvements.

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

The Company’s remaining U.S.-based and foreign subsidiaries’ leased office space totals less than 14,000 square feet.

The following table presents the maturity of the Company’s operating and finance lease liabilities as of March 31, 2021:

Maturity of Lease Liabilities	Operating	Finance
(in thousands)	Leases (a)	Leases (b)
Remainder of 2021	$2,001	$—
2022	2,953	—
2023	2,555	1,465
2024	2,408	5,184
2025	2,444	5,340
2026	2,498	5,500
Thereafter	20,790	107,522
Total lease payments	$35,649	$125,011
Less: imputed interest	13,926	63,943
Total lease liabilities	$21,723	$61,068
(a)	Operating lease payments include $12.2 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Finance lease payments include $75.8 million related to options to extend lease terms that are reasonably certain of being exercised.

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

For the three months ended March 31, 2021 and March 31, 2020, amortization expense related to the above finite-lived intangible assets was approximately $5.5 million and $0.7 million, recorded in cost of sales and selling, general and administrative expenses, respectively, in the condensed consolidated statement of operations.

The Company evaluated its indefinite-lived intangible assets for impairment, including any considerations specific to the COVID-19 pandemic utilizing the methodology pursuant to the adoption of ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) and concluded these intangible assets were not impaired as of March 31, 2021.

Goodwill

The assessment of goodwill by reporting unit is performed annually, in the fourth quarter, or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on the Company’s reporting unit. Based on interim assessments, the Company did not identify any “triggering” events, as described in ASC 350-20, which would indicate an impairment of goodwill is more likely than not as of March 31, 2021.

The following table presents the composition of our intangible assets and goodwill (in thousands):

	Estimated	As of March 31, 2021			As of December 31, 2020
	Useful	Gross			Gross
	Life	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed technology	11.4	$252,200	(29,916)	222,284	252,200	(24,393)	227,807
Customer relationships	5.0	14,100	(3,819)	10,281	14,100	(3,114)	10,986
Intangible assets subject to amortization		266,300	(33,735)	232,565	266,300	(27,507)	238,793

In-process research and development	Indefinite	$118,900	—	118,900	118,900	—	118,900

Goodwill	Indefinite	$66,134	—	66,134	66,134	—	66,134

Total		$451,334	$(33,735)	$417,599	$451,334	$(27,507)	$423,827

As of March 31, 2021, expected amortization expense for unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Remainder of 2021	$18,684
2022	24,912
2023	24,912
2024	24,618
2025	22,092
Thereafter	117,347
Total amortization	$232,565

Actual amortization expense to be reported in future periods could differ from these estimates as a result of asset impairments, acquisitions, or other facts and circumstances.

Note 7. Revenue from Contracts with Customers

The Company’s net sales are generated primarily from sales of iStent products to customers and sales of Photrexa and associated drug formulations as well as KXL and Mosaic systems. Customers are primarily comprised of ambulatory surgery centers, hospitals and physician private practices, with distributors being used in certain international locations where the Company currently does not have a direct commercial presence.

Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services, and all of the Company’s net sales are considered revenue from contracts with customers.

Disaggregation of Revenue

The Company’s revenues disaggregated by product category and geography, for the three months ended March 31, 2021 and March 31, 2020 was as follows (in thousands):

	United States		International		Total
	2021	2020	2021	2020	2021	2020

Glaucoma	$39,889	$32,577	$13,810	$11,556	$53,699	$44,133
Corneal Health	12,055	8,807	2,214	2,396	14,269	11,203
Total	$51,944	$41,384	$16,024	$13,952	$67,968	$55,336

Contract Balances

Contract Assets

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days for glaucoma and corneal health products, though extended payment terms on corneal health products may be offered. However, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of March 31, 2021 and December 31, 2020, all amounts included in accounts receivable, net on the condensed consolidated balance sheets are related to contracts with customers.

Sales commissions earned on U.S. sales of KXL systems are capitalized as the commissions represent costs to obtain a contract and the amortization period is deemed greater than one year. These costs are deferred in other assets on the Company’s condensed consolidated balance sheet, net of the short term portion included in prepaid assets and other current assets, and are amortized as a sales and marketing expense on a straight-line basis over the expected period of benefit. Capitalized sales commissions and the related amortization expense included in the condensed consolidated financial statements were immaterial as of March 31, 2021 and December 31, 2020.

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

Additionally, in the U.S. the Company has a performance obligation related to its customers’ right to a future discount on single dose pharmaceutical purchases, and, to a lesser extent, extended warranty service contracts. The amount allocated to the customers’ right to a future discount is expected to be recognized when the customer elects to utilize the discount, which is generally within one year. As of March 31, 2021 and December 31, 2020, this amount was immaterial as was the amount allocated to extended warranty service contracts.

During the three months ended March 31, 2021 and March 31, 2020, the Company did not recognize any revenue related to material changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

The Company’s net sales within a fiscal year may be impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year. However, the Company has not experienced the same seasonality pattern in 2020 and 2021 due to the COVID-19 pandemic.

Note 8.  Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. For periods when the Company realizes a net loss, no common stock equivalents are included in the calculation of weighted average number of dilutive common stock equivalents as the effect of applying the treasury stock method is considered anti-dilutive. For periods when the Company realizes net income, diluted net income per share is calculated by dividing the net income by the weighted average number of common shares plus the sum of the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method. Common stock equivalents are comprised of stock options outstanding and unvested restricted stock units (RSUs) under the Company’s incentive compensation plans, and shares issuable under the Company’s Employee Stock Purchase Plan (ESPP).

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive were as follows (in common stock equivalent shares, in thousands):

	Three Months Ended
	March 31,
	2021	2020
Convertible senior notes	5,125	-
Stock options outstanding	3,640	4,328
Unvested restricted stock units	654	470
Employee stock purchase plan	17	6
	9,436	4,804

The Convertible Notes would have had an impact on the Company’s diluted share count as of March 31, 2021 pursuant to the Company’s adoption of ASU 2020-06. See “Recently Adopted Accounting Pronouncements” and Note 9. Convertible Senior Notes for additional detail.

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

During the quarter ended March 31, 2021, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter was greater than or equal to 130% of the conversion price on each applicable trading day, and therefore the Convertible Notes may be converted at the option of the holders during the quarter ending June 30, 2021. Consequently, the Convertible Notes were classified within current liabilities on the condensed consolidated balance sheet as of March 31, 2021. If the foregoing conditions are met during the quarter ending June 30, 2021 or any subsequent calendar quarter prior to March 15, 2027, holders of the Convertible Notes will continue to have the right to convert the Convertible Notes for the next succeeding applicable calendar quarter.

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

Prior to the adoption of ASU 2020-06, the Company allocated the gross proceeds of the Convertible Notes between the liability and equity components of the Convertible Notes. The initial carrying amount of the liability component was $189.8 million, which was calculated by using a discount rate of 9.5%, which was estimated to be the Company’s borrowing rate on the issuance date for a similar debt instrument without the conversion feature. The carrying amount of the equity component was $97.7 million, which represents the conversion option, and was determined by deducting the fair value of the liability component from the par value of the Convertible Notes.

After the adoption of ASU 2020-06, the Convertible Notes are no longer bifurcated into separate liability and equity components in the Company’s March 31, 2021 condensed consolidated balance sheet. Rather, the $287.5 million principal amount of the Convertible Notes, less $8.5 million in unamortized debt issuance costs, was classified as a current liability in the condensed consolidated balance sheet as of March 31, 2021.

Total transaction costs for the issuance of the Convertible Notes were $9.6 million, consisting of the initial purchasers’ discount, commissions, and other issuance costs. Prior to the adoption of ASU 2020-06, the Company allocated the total transaction costs proportionally to the liability and equity components. The transaction costs attributed to the liability component were $6.3 million, which were recorded as debt issuance costs (presented as contra debt in the Company’s condensed consolidated balance sheets) and are amortized to interest expense in the condensed consolidated statements of operations over the term of the Convertible Notes. The transaction costs attributed to the equity component were $3.3 million, which were included in additional paid-in capital.

After the adoption of ASU 2020-06, the Company recorded an adjustment to the liability and equity components under the same premise (i.e., as if debt issuance costs had always been treated as a contra-liability only). As of March 31, 2021, the unamortized debt issuance costs on the Convertible Notes was $8.5 million and is amortized using the effective interest rate method over the term of the Convertible Notes, for the next 6.3 years.

Interest expense relating to the Convertible Notes in the condensed consolidated statements of operations for the three months ended March 31, 2021 are summarized as follows (in thousands):

Three months ended
March 31,
2021
Contractual interest expense	$1,977
Amortization of debt issuance costs	343
Total interest expense	$2,320

The effective interest rate for the three months ended March 31, 2021 was 3.23%.

As of March 31, 2021, the Convertible senior notes on the condensed consolidated balance sheets represented the carrying amount of the Convertible Notes, net of unamortized debt issuance costs, which are summarized as follows (in thousands):

As of
March 31,
2021
Convertible Notes	$287,500
Less: Unamortized debt issuance costs	(8,504)
Carrying amount of Convertible Notes	$278,996

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

The capped call transactions are separate transactions that the Company entered into with the Option Counterparties, are not part of the terms of the Convertible Notes and will not change the holders’ rights under the Convertible Notes. As the capped call transactions meet certain accounting criteria, the cost of the capped call transactions of $35.7 million was recorded as a reduction in additional paid-in capital in the condensed consolidated balance sheets and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of March 31, 2021, the Company had not purchased any shares under the capped call transactions.

Note 10.  Stock-Based Compensation

The Company has 5,000,000 of authorized preferred stock issuable, and there is no preferred stock outstanding as of March 31, 2021 and December 31, 2020. Each share of common stock is entitled to one vote.

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

On November 21, 2019, in connection with the Avedro Merger, the Company granted the following Replacement Awards to employees of Avedro: (i) approximately 0.2 million cash-settled stock options to certain executives, which became fully vested on December 31, 2019, (ii) approximately 0.1 million stock options and approximately 5,500 RSUs to members of Avedro’s board of directors, which were granted with no post-combination vesting requirements, and (iii) approximately 0.7 million stock options and approximately 0.1 million RSUs, which are subject to time-based vesting requirements. Approximately $30.8 million of the fair value of the Replacement Awards was attributable to pre-combination service and was included in the purchase price of Avedro. The remaining value of the Replacement Awards of $26.0 million will be recognized as post-combination expense over the remaining requisite service period for the time-vesting awards. For the three months ended March 31, 2021 and March 31, 2020, $0.5 million and $9.3 million was expensed related to the Replacement Awards, respectively.

All share-based compensation arrangements

The following table summarizes the allocation of stock-based compensation related to stock options and RSUs and includes Replacement Awards, as well as cash-settled stock options in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Cost of sales	$420	$461
Selling, general and administrative	6,494	10,257
Research and development	1,834	3,287
Total	$8,748	$14,005

(i)	Of the total stock-based compensation of $14.0 million for the three months ended March 31, 2020, a $(3.2) million fair value adjustment was recorded during the three months ended March 31, 2020 related to cash-settled options.

At March 31, 2021, the total unamortized stock-based compensation expense was approximately $50.9 million of which $13.6 million was attributable to stock options and is to be recognized over the stock options’ remaining vesting terms of approximately 4.0 years (2.1 years on a weighted average basis). The remaining $37.3 million was attributable to RSUs and is to be recognized over the RSUs’ vesting terms of approximately 4.0 years (2.9 years on a weighted-average basis).

The total stock-based compensation cost capitalized in inventory was not material for the three month periods ended March 31, 2021 and March 31, 2020.

Note 11.  Income Taxes

The provision for income taxes is determined using an effective tax rate. For the three months ended March 31, 2021, the Company’s estimated annual effective tax rate of (0.88)%, was lower than the U.S. federal statutory rate primarily due to the generation of U.S. NOL carryforwards, which are partially offset by a valuation allowance, as well as state and foreign income taxes. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of NOL carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. For the three months ended March 31, 2021, the Company recorded a provision for income taxes of $0.3 million, which was primarily comprised of state and foreign income taxes. For the three months ended March 31, 2020, the Company recorded a benefit for income taxes of ($0.5) million, which was primarily comprised of U.S. federal, state, and foreign income taxes.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities, along with NOL and tax credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. For the three months ended March 31, 2021, the Company has recorded a valuation allowance against the portion of its deferred tax asset which are not more likely than not to be realized.

Additionally, the Company follows an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. As of March 31, 2021 and March 31, 2020, the Company had gross unrecognized tax benefits of $23.5 million and $17.8 million, respectively.

On March 11, 2021, the United States enacted the American Rescue Plan Act of 2021 which provided funding for COVID-19 related relief and recovery. The Company is evaluating the impact of the American Rescue Plan Act of 2021 on its condensed consolidated financial statements and related disclosures.

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

Secured Letters of Credit

The Company had a bank issue a letter of credit in the amount of $8.8 million that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account of approximately $8.8 million as of March 31, 2021 and December 31, 2020. Beginning as of the first day of the thirty-seventh month of the lease term, and on each twelve month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

The Company has one other irrevocable standby letters of credit secured with approximately $0.6 million of cash in a restricted account related to its office lease agreements.

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the UC Agreement) with the Regents of the University of California (the University) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the University a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the UC Agreement, Glaukos agreed to pay to the University a low single-digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $0.5 million. This ongoing product payment obligation will change as patent coverage on certain products begins to lapse, and will terminate entirely on the date the last of the Patent Rights expires, which is currently expected to be in 2022. For the three months ended March 31, 2021 and March 31, 2020, the Company recorded approximately $0.9 million and $1.1 million, respectively, in cost of sales in connection with the product payment.

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

Executive Deferred Compensation Plan

Pursuant to the Company’s Deferred Compensation Plan, eligible senior level employees are permitted to make elective deferrals of compensation to which he or she will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of COLIs. The fair value of the Deferred Compensation Plan liability, included in other liabilities on the condensed consolidated balance sheets, was approximately $5.7 million and $5.2 million as of March 31, 2021 and December 31, 2020, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the condensed consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $5.8 million and $5.3 million as of March 31, 2021 and December 31, 2020, respectively.

Global Enterprise Systems Implementation

In the first quarter of 2019, the Company began implementing new enterprise systems and other technology optimizations and facilities infrastructure globally. The first phase of the Company’s new enterprise system went live in May 2020; therefore, software services along with any associated implementation costs for this first phase incurred after May 1, 2020 are being capitalized in accordance with the Company’s policy. As of March 31, 2021, the Company has firm purchase commitments related to software costs and systems implementations for future phases of approximately $1.3 million, which the Company expects to primarily incur during the remainder of 2021.

Note 13.  Business Segment Information

The Company has one business activity: the development and commercialization of therapies designed to treat glaucoma, corneal disorders and retinal diseases, and operates as one operating segment. The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company’s revenues disaggregated by revenue and product category are included in Note 7, Revenue from Contracts with Customers. The Company’s chief operating decision-maker, its Chief Executive Officer, reviews its consolidated operating results for the purpose of allocating resources and evaluating financial performance.

Note 14.  Subsequent Events

On April 22, 2021, the Company announced that it had entered into an amendment of its exclusive licensing agreement with Intratus, Inc. The amendment expanded the existing agreement, a global licensing arrangement to research, develop, manufacture and commercialize Intratus’ patented, non-invasive drug delivery platform for use in the treatment of dry eye disease, glaucoma and other corneal disorders, to also include the treatment of presbyopia. An upfront payment of $5.0 million was made in connection with the execution of the amendment. The $5.0 million payment will be expensed to in-process research and development (IPR&D) as management determined there were no alternative future uses for the technology acquired in the quarter ending June 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (SEC) on March 1, 2021.

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

Impact of COVID-19 Pandemic and Current Economic Environment

While the COVID-19 pandemic and subsequent economic slowdown materially impacted the global demand for our products starting March 2020 we began to see an early recovery toward more normalized levels for cataract and keratoconus procedures as early as May 2020, a trend that continued through the quarter ended March 31, 2021. The ultimate impact of the COVID-19 pandemic on our operations going forward is unknown and will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 outbreak, the status of health and safety actions taken to contain its spread, the severity and transmission rates of new variants of COVID-19, the availability, distribution, and efficacy of vaccines for COVID-19, any additional preventative and protective actions that governments, or we, may take, any future surges of COVID-19 that may occur, the dynamics associated with the rollout of the COVID-19 vaccines, and how quickly and to what extent economic and operating conditions normalize within the markets in which we operate. For additional information, see the section titled Risks Related to Our Business within Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

We also continue to actively assess the impact of COVID-19 on our clinical trials and other pipeline products. The closure of ophthalmic practices and deferral of elective procedures beginning in the first quarter of 2020 in response to COVID-19 disrupted new patient enrollment in our ongoing clinical trials. This disruption has continued even as facilities have reopened as doctors prioritize their standard procedures over clinical trial enrollment. In particular, patient enrollment for our iDose clinical trials was impacted, which delayed our estimated iDose approval timeline, where we now expect a potential FDA approval of this product in 2023.

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

Financial Overview

Our net sales increased to $68.0 million for the three months ended March 31, 2021 from $55.3 million for the three months ended March 31, 2020. We incurred net losses of $16.5 million and $54.1 million for the three months ended March 31, 2021 and March 31, 2020 respectively. As discussed above, the COVID-19 pandemic impacted our net sales for the three months ended March 31, 2021 and March 31, 2020.

As of March 31, 2021, we had cash, cash equivalents, short-term investments, and restricted cash of approximately $416.8 million, compared to $413.9 million as of December 31, 2020. As of March 31, 2021, we had an accumulated deficit of $332.1 million.

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

Additionally, the success of clinical trials of, and receipt of timely regulatory approvals for, our and our partners’ pipeline products could impact our performance. For example, on April 9, 2021, Santen, Inc. announced the delay of the FDA approval of the Santen Preserflo MicroShunt, for which we are Santen’s exclusive U.S. commercial partner.  The MicroShunt is an ab-externo device being developed for treatment of glaucoma where IOP is uncontrolled with maximum tolerated medical therapy or where progression of the disease warrants surgery. We will continue to monitor any developments associated with Santen’s ongoing discussions with the FDA.

We expect our 2021 revenues and near-term performance to reflect competitive dynamics and the continuing impacts resulting from COVID-19, the full effects of which at this time are difficult to predict, and which vary based upon the specific COVID-19 dynamics in the geographies in which we operate.

Although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations in the future.

Components of Results of Operations

Net Sales

We currently operate in one reportable segment and net sales are generated primarily from sales of iStent products and sales of Photrexa and other associated drug formulations, as well as our proprietary bioactivation systems, to customers. Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services.

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

While net sales may increase as we expand our global sales and marketing infrastructure and continue to increase awareness of our products by expanding our sales base and increasing our marketing efforts, historically our net sales within a fiscal year have been impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year. However, we have not experienced the same seasonality pattern in 2020 and 2021 due to the COVID-19 pandemic, and its effect on our commercial performance may continue into future reporting periods. Additionally, for several years we had commercialized our products in the U.S. with few or no direct competitors. Other products have now become available in the U.S. and globally, or are in development by third parties, that have entered or could enter the market and which may affect adoption of or demand for our products. These other products could achieve greater commercial acceptance or demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our products, which could adversely impact our net sales.

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

Cost of sales includes a charge equal to a low single-digit percentage of worldwide net sales of certain current and future products, including our iStent products, with a required minimum annual payment of $0.5 million, which amount became payable to the Regents of the University of California (the University) in connection with our December 2014 agreement with the University (the UC Agreement) related to a group of our U.S. patents (the Patent Rights). This ongoing product payment obligation will change as patent coverage on certain products being to lapse and will terminate entirely on the date the last of the Patent Rights expires, which is currently expected to be in 2022.

Beginning in the fourth quarter of 2019, cost of sales has included amortization of the $252.2 million developed technology intangible asset recognized in connection with the Avedro Merger. For the three months ended March 31, 2021 and March 31, 2020, the amortization expense was $5.5 million. Additionally, beginning in the fourth quarter of 2019, cost of sales has included amortization of the fair market value inventory adjustment recorded in connection with the Avedro Merger, which for the three months ended March 31, 2020 was $9.7 million and was fully amortized as of December 31, 2020.

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

We expect SG&A expenses to continue to grow as we increase our global sales and marketing infrastructure and general administration infrastructure in the United States. We also expect other nonemployee-related costs, including sales and marketing program activities for new products, outside services and accounting and general legal costs to increase as our overall operations grow. The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as on the timing of any new product launches and other potential business and operational activities.

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

Non-Operating Expense, Net

Non-operating expense, net primarily consists of interest expense associated with our finance lease for our Aliso Viejo, California facility and for our Convertible Notes, interest income derived from our short-term investments, and unrealized gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar, primarily related to intercompany loans.

Income Taxes

Our tax provision is comprised of state income and foreign income taxes. Our net deferred tax liability of $8.3 million at March 31, 2021 represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets. We continue to provide a full valuation allowance against our other net deferred tax assets.

We record reserves for uncertain tax positions where we believe the ability to sustain the tax position does not reach the more likely than not threshold.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and March 31, 2020 (in thousands):

	Three Months Ended
	March 31,		% Increase
(dollars in thousands)	2021	2020	(decrease)
Statements of operations data:
Net sales	$67,968	$55,336	23%
Cost of sales	16,633	32,529	(49)%
Gross profit	51,335	22,807	125%
Operating expenses:
Selling, general and administrative	41,921	50,546	(17)%
Research and development	21,219	24,873	(15)%
Total operating expenses	63,140	75,419	(16)%
Loss from operations	(11,805)	(52,612)	(78)%
Total non-operating expense, net	(4,385)	(1,896)	131%
Income tax provision (benefit)	279	(450)	NM
Net loss	$(16,469)	$(54,058)	(70)%

NM = Not Meaningful

Net Sales

Net sales for the three months ended March 31, 2021 and March 31, 2020 were $68.0 million and $55.3 million, respectively, reflecting an increase of $12.6 million or 23%.

Net sales of glaucoma products in the United States were $39.9 million and $32.6 million for the three months ended March 31, 2021 and March 31, 2020, respectively, increasing by 22% primarily due to the demand for combined cataract and glaucoma procedures increasing in the first quarter 2021 given the dynamics associated with the rollout of the COVID-19 vaccines, and increasingly normalized economic and operating conditions within certain markets in which we operate as well as the launch of our next generation iStent inject product, the iStent inject W, in the second half of 2020, which has largely supplanted iStent inject. We believe competition had also increased entering into 2020, the impact of which is difficult to assess given the COVID-19 dynamics.

International sales of glaucoma products for the three months ended March 31, 2021 and March 31, 2020 were $13.8 million and $11.6 million, respectively, increasing by 20%. The increase in international sales reflects growing volume demand in many key international geographies, favorable foreign exchange rates compared to the prior year, offset by the ongoing and relative COVID-19 impact in certain European and Latin American countries in particular and a one-time catch-up provision associated with historical government rebates owed in France following the establishment of a formal reimbursement program in late 2018.

Net sales of corneal health products were $14.3 million and $11.2 million for the quarter ended March 31, 2021 and March 31, 2020 respectively, increasing by 27%. The $3.1 million increase in net sales generated from our corneal health products was comprised of an increase of approximately $3.2 million in U.S. sales, including an increase of $3.9 million of Photrexa net sales offset by reductions of $0.6 million in U.S. capital equipment sales, using our direct sales operations, and decreased by $0.2 million internationally where we utilize distributors given we do not have a direct commercial presence. Sales of corneal health products in 2021 and 2020 were negatively impacted by disruption resulting from COVID-19.

Cost of Sales

Cost of sales for the three months ended March 31, 2021 and March 31, 2020 were $16.6 million and $32.5 million, respectively, reflecting a decrease of $15.9 million due to approximately $9.7 million related to the acquisition fair market value inventory adjustment rollout during the first quarter of 2020 in connection with the acquisition of Avedro that was fully amortized during 2020, and $7.9 million related to inventory write-offs and COVID-related excess and obsolete inventory reserves recorded during the first quarter of 2020 not present in the first quarter of 2021. Our gross margin was 76% for the three months ended March 31, 2021 and 41% for the three months ended March 31, 2020. The increased gross margin resulted primarily from the impact of the aforementioned accounting adjustments and, to a lesser extent, changes in product mix, most notably the inclusion of modestly lower margin products related to international market sales.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended March 31, 2021 and March 31, 2020 were $41.9 million and $50.5 million, respectively, reflecting a decrease of approximately $8.6 million or 17%.

We incurred approximately $26.7 million of commercial personnel and discretionary spending during the three months ended March 31, 2021 related primarily to existing sales infrastructure in glaucoma and corneal health. We also incurred approximately $15.2 million of general and administrative personnel and discretionary spending associated with our ongoing administrative functions and amortization of our right-of-use asset related to our long-term lease in Aliso Viejo, California.

The above decrease in SG&A expenses for the three months ended March 31, 2021 primarily consisted of approximately $3.9 million in reduced stock-based compensation from post-combination services associated with the value attributable to the pre-combination services associated with replacement of all Avedro outstanding and unexercised stock option awards and all unvested restricted stock units, a decrease of $1.3 million in integration and restructuring expenses related to our acquisition of Avedro and a decrease of approximately $2.3 million related to our previously-disclosed patent litigation.

Research and Development Expenses

R&D expenses for the three months ended March 31, 2021 and March 31, 2020 were $21.2 million and $24.9 million, respectively, reflecting a decrease of $3.7 million or 15%.

We incurred $13.2 million in core R&D expenses and $8.0 million in clinical expenses, comprised of $11.5 million in compensation and related employee expenses with the remaining $9.7 million spent on the continued development of a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (often referred to as “epi-on”), projects for presbyopia and earlier stage technology and therapeutic investments, including expenses associated with clinical studies, inventory and supplies for iDose and future iStent product candidates.

The above decrease in R&D expenses for the three months ended March 31, 2021 primarily consisted of approximately $1.6 million in reduced stock-based compensation from post-combination services associated with the value attributable to the pre-combination services associated with replacement of all Avedro outstanding and unexercised stock option awards and all unvested restricted stock units and $2.1 million in reduced spend related to our above-mentioned clinical studies.

Non-Operating Expense, Net

We had non-operating expense, net of $4.4 million and $1.9 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The increase in non-operating expense, net primarily relates to interest expense recognized related to the Convertible Notes and recognition of unrealized foreign currency losses due to higher intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates.

Income Tax Provision

Our effective tax rate for the first quarter of 2021 was (0.88)%. For the three months ended March 31, 2021 and March 31, 2020, we recorded a provision/(benefit) for income taxes of $0.3 million and $(0.5) million respectively, which were primarily comprised of state and foreign income taxes for the first quarter of 2021, and U.S. federal, state and foreign income taxes for the first quarter of 2020, offset by a benefit related to the carryback of federal NOLs under the CARES Act.

Liquidity and Capital Resources

For the three months ended March 31, 2021, we incurred a net loss of $16.5 million and generated cash from operations of $4.2 million. As of March 31, 2021, we had an accumulated deficit of approximately $332.1 million. We have made and expect to continue to make significant investments in our global sales force, marketing programs, research and development activities, clinical studies and general and administrative infrastructure. FDA-approved IDE and IND studies and new product development programs in our industry are expensive. We also expect to incur additional construction costs related to our new facility in Aliso Viejo, California.

Our Convertible Notes may be converted at the option of the holders at the times and under the circumstances and at the conversion rate described in Note 9, Convertible Senior Notes. As of March 31, 2021, one of the conditions allowing holders of the Convertible Notes to convert had been met, as our trading price remained above 130% of the conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, March 31, 2021. Consequently, holders of the Convertible Notes have the right to convert their Convertible Notes during the calendar quarter beginning April 1, 2021. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. Our current intent is to settle the principal amount of the Convertible Notes in cash upon conversion, with any remaining conversion value being delivered in shares of our common stock. Given satisfaction of the aforementioned condition, the Convertible Notes are classified within current liabilities on the condensed consolidated balance sheets.

We plan to fund our operations, capital funding and other liquidity needs using existing cash and investments and, to the extent available, cash generated from commercial operations. Our existing cash and investments include the remaining net proceeds from the Convertible Notes issued in June 2020 (after payment for the related capped call transactions), which we are using for working capital and general corporate purposes. Although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations. We may seek to obtain additional financing in the future through other debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all. We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and any cash generated from commercial operations will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date our condensed consolidated financial statements for the three months ended March 31, 2021 are made publicly available.

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$96,625	$96,596
Short-term investments	310,755	307,772
Accounts receivable, net	36,694	36,059
Inventory, net	15,271	15,809
Accounts payable	8,624	4,371
Accrued liabilities	47,944	45,331
Working capital (1)	138,735	419,740
(1)	Working capital consists of total current assets less total current liabilities.

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

The following table is a condensed summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$4,178	$(13,099)
Investing activities	(21,263)	628
Financing activities	17,414	4,220
Exchange rate changes	(450)	(565)
Net decrease in cash, cash equivalents and restricted cash	$(121)	$(8,816)

At March 31, 2021, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the three months ended March 31, 2021, our operating activities provided $4.2 million in net cash and in the three months ended March 31, 2020 our operating activities used $13.1 million of net cash.

For the three months ended March 31, 2021, our net cash provided by operating activities reflected our net loss of $16.5 million, adjusted for non-cash items of $19.5 million, primarily consisting of stock-based compensation expense of $8.7 million, depreciation of $1.2 million, amortization of intangible assets of $6.2 million, and amortization of lease right-of-use assets of $1.2 million. This was partially offset by changes in operating assets and liabilities of $1.1 million, which resulted primarily from increases in accounts receivable and prepaid expenses and other current assets of $2.4 million, partially offset by increases in accounts payable and accrued liabilities of $3.0 million and decreases in inventory of $0.4 million.

For the three months ended March 31, 2020, our net cash used in operating activities reflected our net loss of $54.1 million, adjusted for non-cash items of $24.1 million, primarily consisting of stock-based compensation expense of $17.2 million, depreciation of $1.1 million, amortization of intangibles of $6.2 million, amortization of lease right-of-use assets of $1.3 million, and the change in the fair value of cash-settled stock options of $(3.2) million. This was offset by changes in operating assets and liabilities of $16.8 million, which resulted from decreases in accounts receivable and inventory of $23.8 million, offset by decreases in accounts payable and accrued liabilities of $4.8 million and increases in prepaid expenses and other current asset of $2.2 million.

Investing Activities

In the three months ended March 31, 2021 and March 31, 2020, our investing activities used $21.3 million and provided $0.6 million of net cash, respectively.

For the three months ended March 31, 2021, we used cash of approximately $54.0 million for purchases of short-term investments, approximately $17.2 million for purchases of property and equipment, primarily related to our Aliso Facility, and approximately $0.4 million related to investments in company-owned life insurance, and we received cash of approximately $50.3 million from sales and maturities of short-term investments.

For the three months ended March 31, 2020, we used cash of approximately $18.7 million for purchases of short-term investments, approximately $0.8 million for purchases of property and equipment and approximately $0.4 million related to investments in company-owned life insurance, which was partially offset by cash received of approximately $19.7 million from sales and maturities of short-term investments.

We expect to continue our increased investment in property and equipment in the future as we expand our manufacturing capacity for current and new products, improve our manufacturing efficiency and for overall facility expansion, as discussed above.

Financing Activities

In the three months ended March 31, 2021 and March 31, 2020, our financing activities provided $17.4 million and $4.2 million of net cash, respectively.

For the three months ended March 31, 2021, we received $18.1 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan and used $1.1 million for payment of employee taxes related to restricted stock unit vestings. Additionally, we received $0.6 million in proceeds from our tenant improvement allowances for our Aliso Facility and paid $0.3 million in principal on our finance lease.

For the three months ended March 31, 2020, we received net cash proceeds of approximately $5.7 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan and used $1.5 million for payment of employee taxes related to restricted stock unit vestings.

Commitments

There have been no material changes to our contractual obligations and commitments as of March 31, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021 for the year ended December 31, 2020.

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

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021. There have been no material changes to our critical accounting policies and estimates as disclosed therein, during the three months ended March 31, 2021, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021, with the exception of the adoption of Accounting Standards Update (ASU) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06).

In August 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-06, which simplifies accounting for convertible instruments. The embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASU 2020-06, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. Effective January 1, 2021, we early adopted ASU 2020-06 using the modified retrospective adoption approach. The cumulative effect of the change was recognized as an adjustment to the opening balance of retained earnings at the date of adoption. The comparative information has not been restated and continues to be presented according to accounting standards in effect for those periods.

The adoption of ASU 2020-06 resulted in an increase to accumulated deficit of $5.5 million, a decrease to additional paid-in capital of $81.6 million, a decrease in the deferred tax liability of $2.2 million and an increase to convertible notes, net of $89.2 million. Interest expense recognized in future periods will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost. Lastly, the Company derecognized deferred income taxes associated with the Convertible Notes and adjusted the deferred tax liability associated with the embedded conversion feature and corresponding change in the valuation allowance. See Note 2. Summary of Significant Accounting Policies and Note 9. Convertible Senior Notes within Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our exposure to market risk since December 31, 2020. Refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020 for further detail.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our first fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information disclosed under “Legal Proceedings” in Note 12, Commitments and Contingencies of Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 1, 2021. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We do not believe any of the changes constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 1, 2021.

Risks Related to Our Business

The COVID-19 pandemic has adversely affected, and could continue to materially and adversely affect, our business, results of operations, financial condition, liquidity, and cash flows.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. The World Health Organization has declared COVID-19 to be a “pandemic,” spreading across the globe and impacting worldwide economic activity. While the impacts of COVID-19 have had, and may continue to have, an adverse effect on our business, results of operations, financial condition, liquidity and cash flows, we are unable to predict the extent or nature of these impacts at this time.

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

As government restrictions and advisories on elective procedures and therapies ease, cataract and keratoconus procedures continued to return toward more normalized levels through the quarter ended March 31, 2021. However, we cannot predict the timing and full impact of the pandemic on our future financial and operating results given the continued uncertainties associated with the situation, including the possibility of future surges of COVID-19, uncertainties about the severity and transmission rates of new variants of COVID-19, the availability, distribution and efficacy of vaccines and therapeutics for COVID-19 and patient reluctance to seek primary care from optometrists and ophthalmologists or undergo medical procedures during or following the pandemic. Restrictions on elective procedures and therapies and the closures of ophthalmic practices in an effort to halt the spread of COVID-19 have also impacted the progress of our pipeline products. For example, new patient enrollment in our iDose clinical trial slowed significantly which delayed the iDose approval timeline. Any further prolonged economic slowdown or reinstitution of stay-at-home orders may cause additional delays in the progress of our pipeline products, including those in clinical trials.

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

Our supply chain and development partners have experienced some delays due to COVID-19 disruptions impacting some of our suppliers and third-party partners and it is possible our suppliers or third-party partners could incur further challenges supplying the materials needed for the manufacture of our products. Additionally, we experienced a number of COVID-19 cases among our workforce, particularly in the fourth quarter of 2020, and we could experience a wider-spread outbreak of COVID-19 in our manufacturing facilities, which could require us to temporarily shut down manufacturing operations and/or cause a disruption to, or shortage in, our workforce. If a widespread outbreak were to occur, we may experience delays in our responses to our customers and possible delays in shipments of our products, which could harm our customer relations and adversely impact our competitive positioning and sales. We have also experienced restrictions on the ability of our personnel to travel and access customers and clinical sites for training and support. Other potential disruptions include delays in approvals by regulatory bodies; delays in product development efforts; and further challenges to our capacity to manufacture, sell and support the use of our products.

We have incurred significant losses since inception and our business requires substantial capital and operating expenditures to operate and grow. There can be no guarantee that we reach sustained profitability.

Since the Company’s inception in 1998, we have incurred significant operating losses. As of March 31, 2021, we had an accumulated deficit of approximately $332.1 million, principally from costs incurred in our clinical trial, research and development programs and from our general and administrative expenses. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering (IPO), the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities, cash generated from commercial operations and the issuance of the Convertible Notes. To implement our global business strategies we need to, among other things, fund ongoing research and development activities, expand our manufacturing capabilities, grow our sales and marketing organization, enforce or defend our intellectual property rights, acquire companies or in-license products or intellectual property, and obtain regulatory clearance or approval to commercialize our existing products in international markets or to commercialize those currently under development in the U.S. and internationally. As a result, we expect our expenses to continue to increase as we pursue these objectives. While we believe we have sufficient cash to fund our operations for at least the next 12 months from the date our condensed consolidated financial statements for the year ended March 31, 2021 are made publicly available, our ability to reach sustained profitability is highly uncertain, especially given our increasingly competitive landscape, which makes forecasting our sales more difficult.

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

●	different, and in some cases more exacting and lengthy, regulatory approval processes, regulations and laws, and pricing and reimbursement systems;
●	reduced or varied protection for intellectual property rights or difficulties enforcing our intellectual property rights and defending against third-party threats and intellectual property enforcement actions against us, our distributors, or any of our third-party suppliers;
●	pricing pressure or longer sales and payment cycles;
●	different competitive dynamics, including smaller market sizes, which we may not be able to fully appreciate before entering certain foreign markets;
●	a shortage of high-quality regional sales managers, direct sales representatives and distributors, and the difficulties of managing foreign operations;
●	relative disadvantages compared to competitors with more recognizable names, longer operating histories and better established distribution networks and customer relationships;
●	political and economic instability, international terrorism and anti-U.S. sentiment, or the imposition of U.S. or international sanctions that could restrict or prohibit continued business;
●	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;
●	scrutiny of foreign tax authorities that could result in significant fines, penalties and additional taxes being imposed on us;
●	different cultural norms which may impact how business is conducted;
●	laws and business practices favoring local companies;
●	difficulties in maintaining consistency with our internal guidelines;
●	difficulties in enforcing agreements and collecting receivables through foreign legal systems;
●	failures by our third-party partners to properly comply with applicable anti-corruption laws or assist us with local guidance on operations, financial and other reporting, accounting, tax, payroll, legal and regulatory matters; and
●	the imposition of costly and lengthy new export licensing requirements and restrictions, particularly relating to technology.

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

Our corporate headquarters and the manufacturing operations for our iStent products are currently located in an approximately 98,000 square foot campus located in San Clemente, California. This location serves as our sole manufacturing location where we manufacture, inspect, package, release and ship nearly all of our iStent and iStent inject products. This is also the location where we currently conduct substantially all of our research and development (R&D) activities, customer and technical support, and management and administrative functions. We intend to relocate our corporate administrative headquarters, along with certain laboratory, R&D and warehouse space, to a new facility located in Aliso Viejo, California in 2021. If our San Clemente facility or our future facility in Aliso Viejo suffers a crippling event, or a force majeure event such as an earthquake, fire or flood, this could materially impact our ability to operate.

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

Since the commercial launch of the iStent in 2012, we have seen significant growth in our business, both organically and through transactions, and we must continue to grow in order to meet our business and financial objectives. However, continued growth may create numerous challenges, including, among others, new and increased responsibilities for our management team; increased competition; increased product demand which could strain our manufacturing capacity; the management of an increasing number of customer, supplier and other relationships; increased pressure on our operating, financial and reporting systems; entry into new international territories with unfamiliar regulations and business approaches; and the need to hire, train and manage additional qualified personnel. If we fail to manage any of these challenges effectively, our business may be harmed.

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

We have and may continue to enter into acquisitions, collaborations, in-licensing agreements, joint ventures, alliances, partnerships or undertake one or more of these transactions in order to retain our competitive position within the marketplace or to expand into new markets. Examples include our acquisitions of DOSE and Avedro, as well as our licensing of Santen’s Preserflo MicroShunt and the Intratus drug delivery platform. However, we cannot assure you that we will be able to successfully complete any future acquisition we choose to pursue, or that we will be able to successfully integrate any acquired business, product or technology in a cost-effective and non-disruptive manner. Our future successes will depend, in part, on our ability to manage an expanded business, which may pose substantial challenges for our management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful in managing such expanded business or that we will realize the expected economies of scale, synergies and other benefits currently anticipated from recent or future acquisitions or strategic transactions. Additionally, some of these collaborations, joint ventures, alliances and partnerships may fail to materialize into commercialized product, including due to failures to obtain regulatory approvals, and could require us to invest a substantial amount of resources only to ultimately fail. These arrangements may be terminated before we are able to realize net sales to sufficiently cover the costs associated therewith, which could materially impact our business. We cannot assure you that any such transaction would result in the benefits expected from the transaction, including revenue growth, increased profitability or an enhancement in our business prospects. Further, pursuing acquisitions, collaborations, in licensing agreements, joint ventures, alliances or partnerships with third parties, whether or not completed, is costly and time-consuming and could distract Company management from the operation of the business, which could negatively impact our operating results.

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

As of March 31, 2021, we had $287.5 million in principal amount of indebtedness as a result of the issuance of the Convertible Notes. We may also incur additional indebtedness to meet future financing needs. Interest payments, fees, covenants and restrictions under agreements governing our current or future indebtedness, including the indenture governing the Convertible Notes, could have important consequences, including the following: impairing our ability to successfully continue to commercialize our current or future products; limiting our ability to obtain additional financing on satisfactory terms; increasing our vulnerability to general economic downturns, competition and industry conditions; requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness; inhibiting our flexibility to plan for, or react to, changes in our business; and diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Convertible Notes. The occurrence of any one of these events could have an adverse effect on our business, financial condition, operating results or cash flows and ability to satisfy our obligations under the indenture governing the Convertible Notes and any other indebtedness.

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

In some instances we or our partners have or may pursue a regulatory clearance or approval pathway that has proven or proves unsuccessful, which would substantially increase the time and financial resources required to obtain FDA or other regulatory approval or could result in new competitive products reaching the market faster than our product candidate, which could materially adversely impact our competitive position and prospects. We cannot assure you that we will receive the requisite or timely approvals for commercialization of our product candidates.

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

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of August 7, 2019, by and between Glaukos Corporation and Avedro, Inc.	8-K	1-37463	2.1	8/7/2019
3.1	Restated Certificate of Incorporation of the Registrant	8-K	1-37463	3.1	06/30/2015
3.2	Amended and Restated Bylaws of the Registrant	8-K	1-37463	3.1	11/20/2020
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed Herewith.

** Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on May 6, 2021.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ JOSEPH E. GILLIAM
Joseph E. Gilliam
Chief Financial Officer and Sr. Vice President, Corporate Development (Principal Accounting and Financial Officer)