Form 10-Q
period 2021-06-30
GLAUKOS Corp
filed 2021-08-05
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, there were 46,561,062 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2021

We use Glaukos, our logo, iStent, iStent inject, iStent inject W, iStent Infinite, iStent SA, iPrism, iDose, iPRIME, Avedro, Photrexa, iLink, KXL, Mosaic and other marks as trademarks. This report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

References throughout this document to “we,” “us,” “our,” the “Company,” or “Glaukos” refer to Glaukos Corporation and its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$118,296	$96,596
Short-term investments	300,265	307,772
Accounts receivable, net	37,569	36,059
Inventory, net	17,500	15,809
Prepaid expenses and other current assets	16,905	13,206
Total current assets	490,535	469,442
Restricted cash	9,416	9,566
Property and equipment, net	54,380	24,008
Operating lease right-of-use asset	19,551	20,009
Finance lease right-of-use asset	50,232	51,443
Intangible assets, net	345,237	357,693
Goodwill	66,134	66,134
Deposits and other assets	8,240	7,207
Total assets	$1,043,725	$1,005,502

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,957	$4,371
Accrued liabilities	63,181	45,331
Convertible senior notes	279,339	-
Total current liabilities	349,477	49,702
Convertible senior notes	-	189,416
Operating lease liability	20,139	20,704
Finance lease liability	72,905	60,690
Deferred tax liability, net	8,298	10,512
Other liabilities	8,581	7,029
Total liabilities	459,400	338,053

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 46,497 and 45,275 shares issued and 46,469 and 45,247 shares outstanding as of June 30, 2021 and December 31, 2020 respectively	46	45
Additional paid-in capital	933,328	976,590
Accumulated other comprehensive income	652	1,004
Accumulated deficit	(349,569)	(310,058)
Less treasury stock (28 shares as of June 30, 2021 and December 31, 2020)	(132)	(132)
Total stockholders' equity	584,325	667,449
Total liabilities and stockholders' equity	$1,043,725	$1,005,502

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$78,093	$31,558	$146,061	$86,894
Cost of sales	17,759	21,668	34,392	54,197
Gross profit	60,334	9,890	111,669	32,697
Operating expenses:
Selling, general and administrative	45,300	38,116	87,221	88,662
Research and development	24,256	18,971	45,475	43,844
In-process research and development	5,000	-	5,000	-
Total operating expenses	74,556	57,087	137,696	132,506
Loss from operations	(14,222)	(47,197)	(26,027)	(99,809)
Non-operating expense:
Interest income	342	590	725	1,286
Interest expense	(3,306)	(1,872)	(6,535)	(2,753)
Other (expense) income, net	(88)	1,201	(1,627)	(510)
Total non-operating expense	(3,052)	(81)	(7,437)	(1,977)
Loss before taxes	(17,274)	(47,278)	(33,464)	(101,786)
Income tax provision (benefit)	208	(7,384)	487	(7,834)
Net loss	$(17,482)	$(39,894)	$(33,951)	$(93,952)
Basic and diluted net loss per share	$(0.38)	$(0.90)	$(0.74)	$(2.13)
Weighted average shares used to compute basic and diluted net loss per share	46,306	44,335	46,011	44,078

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(17,482)	$(39,894)	$(33,951)	$(93,952)
Other comprehensive income:
Foreign currency translation (loss) gain	(362)	(605)	179	564
Unrealized (loss) gain on short-term investments	(114)	1,053	(531)	573
Other comprehensive (loss) income	(476)	448	(352)	1,137
Total comprehensive loss	$(17,958)	$(39,446)	$(34,303)	$(92,815)

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income	deficit	Shares	Amount	equity
Balance at December 31, 2020	45,275	$45	$976,590	$1,004	$(310,058)	(28)	$(132)	$667,449
Effect of adoption of ASU 2020-06	—	—	(81,553)	—	(5,560)	—	—	(87,113)
Common stock issued under stock plans	741	1	17,034	—	—	—	—	17,035
Stock-based compensation	—	—	8,748	—	—	—	—	8,748
Other comprehensive income	—	—	—	124	—	—	—	124
Net loss	—	—	—	—	(16,469)	—	—	(16,469)
Balance at March 31, 2021	46,016	$46	$920,819	$1,128	$(332,087)	(28)	$(132)	$589,774
Common stock issued under stock plans	481	—	4,525	—	—	—	—	4,525
Stock-based compensation	—	—	7,984	—	—	—	—	7,984
Other comprehensive loss	—	—	—	(476)	—	—	—	(476)
Net loss	—	—	—	—	(17,482)	—	—	(17,482)
Balance at June 30, 2021	46,497	$46	$933,328	$652	$(349,569)	(28)	$(132)	$584,325

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income	deficit	Shares	Amount	equity
Balance at December 31, 2019	43,530	$44	$861,740	$1,330	$(189,710)	(28)	$(132)	$673,272
Common stock issued under stock plans	589	—	4,220	—	—	—	—	4,220
Stock-based compensation	—	—	17,176	—	—	—	—	17,176
Other comprehensive income	—	—	—	689	—	—	—	689
Net loss	—	—	—	—	(54,058)	—	—	(54,058)
Balance at March 31, 2020	44,119	$44	$883,136	$2,019	$(243,768)	(28)	$(132)	$641,299
Common stock issued under stock plans	459	1	1,633	—	—	—	—	1,634
Stock-based compensation	—	—	13,062	—	—	—	—	13,062
Equity component of convertible senior notes, net of transaction costs of $3,267 and taxes of $12,891	—	—	81,554	—	—	—	—	81,554
Purchase of capped calls related to issuance of convertible senior notes	—	—	(35,679)	—	—	—	—	(35,679)
Other comprehensive income	—	—	—	448	—	—	—	448
Net loss	—	—	—	—	(39,894)	—	—	(39,894)
Balance at June 30, 2020	44,578	$45	$943,706	$2,467	$(283,662)	(28)	$(132)	$662,424

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net loss	$(33,951)	$(93,952)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,313	2,188
Amortization of intangible assets	12,456	12,456
Amortization of lease right-of-use assets	2,287	2,577
Amortization of debt issuance costs	687	557
Deferred income tax benefit	(48)	(8,254)
Loss on disposal of fixed assets	-	15
Stock-based compensation	16,732	28,073
Change in fair value of cash settled stock options	-	(3,172)
Unrealized foreign currency losses	827	-
Amortization of premium (discount) on short-term investments	516	33
Other liabilities	1,551	2,324
Changes in operating assets and liabilities:
Accounts receivable, net	(1,679)	11,556
Inventory, net	(1,863)	21,396
Prepaid expenses and other current assets	(3,758)	(1,606)
Accounts payable and accrued liabilities	15,324	1,998
Other assets	175	(211)
Net cash provided by (used in) operating activities	11,569	(24,022)
Investing activities
Purchases of short-term investments	(97,233)	(60,883)
Proceeds from sales and maturities of short-term investments	103,692	45,011
Purchases of property and equipment	(28,542)	(3,509)
Proceeds from disposal of property and equipment	3	-
Investment in company-owned life insurance	(1,217)	(658)
Net cash used in investing activities	(23,297)	(20,039)
Financing activities
Proceeds from convertible senior notes	-	287,500
Payment of convertible senior notes transaction costs	-	(9,614)
Purchase of capped calls related to issuance of convertible senior notes	-	(35,679)
Proceeds from exercise of stock options	22,824	6,590
Proceeds from share purchases under Employee Stock Purchase Plan	1,549	1,278
Payment of employee taxes related to vested restricted stock units	(2,812)	(2,013)
Principal paid on finance lease	(453)	-
Proceeds from tenant improvement allowance	12,668	-
Net cash provided by financing activities	33,776	248,062
Effect of exchange rate changes on cash and cash equivalents	(498)	543
Net decrease in cash, cash equivalents and restricted cash	21,550	204,544
Cash, cash equivalents and restricted cash at beginning of period	106,162	71,756
Cash, cash equivalents and restricted cash at end of period	$127,712	$276,300
Supplemental disclosures of cash flow information
Taxes paid	$220	$294

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

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (GAAP) in the United States of America (U.S.) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.

The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements.  As permitted under those rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted.  In the opinion of management, the unaudited interim financial statements reflect all adjustments necessary for the fair presentation of the Company’s financial information contained herein. All such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements.  These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2020, which are contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 1, 2021. The Company’s results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period.

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

Amendment to Intratus License Agreement

On April 22, 2021, the Company announced that it entered into an amendment of our exclusive licensing agreement with Intratus, Inc. (Intratus). The amendment expanded the existing agreement, a global licensing arrangement to research, develop, manufacture and commercialize Intratus’ patented, non-invasive drug delivery platform for use in the treatment of dry eye disease, glaucoma and other corneal disorders, to also include the treatment of presbyopia. In connection with the execution of the amendment, the Company made a one-time payment to Intratus of $5.0 million.

Santen License Agreement

On May 18, 2021, the Company announced that it entered into a new development and commercialization license agreement with Santen Pharmaceutical Co., Ltd. (Santen) for the PRESERFLO™ MicroShunt, superseding the previous collaboration and distribution agreements between the two parties. Under the new agreement, the Company obtains exclusive commercialization rights for the MicroShunt in the United States, Australia, New Zealand, Canada, Brazil, Mexico and the remainder of Latin America. The new agreement also provides the Company with full control over all development activities for the MicroShunt in these same territories, including all clinical development and regulatory affairs activities in the U.S. following a transition period. Santen submitted a premarket approval (PMA) application to the U.S. Food and Drug Administration (FDA) in June 2020 and discussions with the FDA remain ongoing. The Company did not make any payment in connection with the execution of the license agreement; however, should the Company be successful in obtaining regulatory approval for the PRESERFLO™ MicroShunt, it would be required to pay Santen a milestone payment, followed by royalties and other potential future milestones depending on the success of the commercialization of the product.

Note 2.  Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2021, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021, including in connection with the Company’s adoption of the accounting pronouncements noted below in the sub-heading “Recently Adopted Accounting Pronouncements” with the exception of the adoption of Accounting Standards Update (ASU) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06). See Recently Adopted Accounting Pronouncements and Note 9. Convertible Senior Notes for more detail.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the accompanying condensed consolidated financial statements relate to revenue recognition, the fair value of the liability component of the Company’s 2.75% convertible notes due 2027 (Convertible Notes), the incremental borrowing rate related to the Company’s leased assets, stock-based compensation expense and the valuation of certain intangible assets related to the Company’s acquisition of Avedro. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, this process may result in actual results differing materially from those estimated amounts used in the preparation of the condensed consolidated financial statements.

The Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2021 reflect the Company’s estimates of the impact of the ongoing COVID-19 pandemic. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are uncertain, including the duration and severity of the COVID-19 outbreak, the severity and transmission rates of new and more contagious and/or vaccine-resistant variants of COVID-19, and the actions taken to contain it or treat COVID-19, including the availability, distribution, rate of public acceptance and efficacy of vaccines for COVID-19, as well as the economic impact on local, regional, national and international customers and markets. As a result, there may be changes to the Company’s estimates regarding the impact of COVID-19 in future periods.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that equate to the amount reported in the condensed consolidated statement of cash flows as of the beginning and end of the six months ended June 30, 2021 (in thousands):

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$118,296	$96,596
Restricted cash	9,416	9,566
Cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$127,712	$106,162

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-06, which simplifies accounting for convertible instruments. The embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASU 2020-06, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to compute diluted earnings per share to be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. Effective January 1, 2021, the Company early adopted ASU 2020-06 using the modified retrospective adoption approach. The cumulative effect of the change was recognized as an adjustment to the opening balance of retained earnings at the date of adoption. The comparative prior year information has not been restated and continues to be presented according to accounting standards in effect for those periods.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

The Company reviewed recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.

Note 3.  Balance Sheet Details

Short-term Investments

Short-term investments consisted of the following (in thousands):

	At June 30, 2021
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government bonds	less than 2	$9,973	$6	$-	$9,979
U.S. government agency bonds	less than 3	173,030	62	(54)	173,038
Bank certificates of deposit	less than 2	19,800	6	(3)	19,803
Corporate notes	less than 3	65,897	152	(35)	66,014
Asset-backed securities	less than 2	13,614	110	-	13,724
Municipal bonds	less than 3	17,725	15	(33)	17,707
Total		$300,039	$351	$(125)	$300,265

	At December 31, 2020
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	less than 3	206,704	223	(3)	206,924
Bank certificates of deposit	less than 1	20,700	8	-	20,708
Commercial paper	less than 1	1,500	-	-	1,500
Corporate notes	less than 3	54,866	308	(1)	55,173
Asset-backed securities	less than 2	13,290	205	-	13,495
Municipal bonds	less than 3	9,954	21	(3)	9,972
Total		$307,014	$765	$(7)	$307,772

Accounts Receivable, Net

Accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accounts receivable	$38,740	$37,729
Allowance for credit losses	(1,171)	(1,670)
	$37,569	$36,059

The Company’s allowance for credit losses represents management’s estimate of current expected credit losses and there were immaterial bad-debt write offs charged during the three and six months ended June 30, 2021.

As of June 30, 2021, the Company evaluated the current and expected future economic and market conditions surrounding the COVID-19 pandemic as it relates to collectability of its accounts receivable and determined the estimate of expected credit losses was not materially impacted. The Company will continue to re-evaluate the estimate of credit losses related to COVID-19 in conjunction with its assessment of expected credit losses in subsequent quarters.

Additionally, no customers accounted for more than 10% of net accounts receivable as of June 30, 2021 or December 31, 2020.

Inventory, Net

Inventory, net consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Finished goods	$5,843	$5,346
Work in process	5,246	3,584
Raw material	6,411	6,879
	$17,500	$15,809

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued bonuses	$7,833	$10,815
Accrued vacation benefits	4,286	3,728
Accrued Employee Stock Purchase Plan liability	3,834	1,733
Accrued payroll taxes	13,958	3,198
Other accrued liabilities	33,270	25,857
	$63,181	$45,331

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		At June 30, 2021
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds (i)	$17,849	$17,849	$-	$-
Available for sale securities:
U.S. government agency bonds (ii)	173,038	-	173,038	-
U.S. government bonds (ii)	9,979	-	9,979	-
Bank certificates of deposit (ii)	19,803	-	19,803	-
Corporate notes (ii)	66,014	-	66,014	-
Asset-backed securities (ii)	13,724	-	13,724	-
Municipal bonds (ii)	17,707	-	17,707	-
Investments held for deferred compensation plans	6,548	-	6,548	-
Total Assets	$324,662	$17,849	$306,813	$-
Liabilities
Deferred compensation plans	$6,555	$-	$6,555	$-
Total Liabilities	$6,555	-	$6,555	$-

		At December 31, 2020
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets

Cash equivalents:
Money market funds (i)	$5,169	$5,169	$-	$-
Available for sale securities:
U.S. government agency bonds (ii)	206,924	-	206,924	-
Bank certificates of deposit (ii) (iii)	25,708	-	25,708	-
Commercial paper (ii)	1,500	-	1,500	-
Corporate notes (ii)	55,173	-	55,173	-
Asset-backed securities (ii)	13,495	-	13,495	-
Municipal bonds (ii)	9,972	-	9,972	-
Investments held for deferred compensation plans	5,331		5,331	-
Total Assets	$323,273	$5,169	$318,104	$-
Liabilities
Deferred compensation plans	$5,232	-	$5,232	-
Total Liabilities	$5,232	$-	$5,232	$-
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)	As of December 31, 2020, a bank certificate of deposit totaling $5,000 (in thousands) is included in cash and cash equivalents on the condensed consolidated balance sheets, as the investment had a maturity of three months or less from the date of purchase on the condensed consolidated balance sheets.

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of June 30, 2021 and December 31, 2020.

Convertible Senior Notes

As of June 30, 2021, the fair value of the Convertible Notes was $490.8 million. The fair value was determined on the basis of the market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 9, Convertible Senior Notes for additional information.

Note 5.   Leases

The Company has operating and finance leases for facilities and certain equipment.  Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Accounting Standards Codification (ASC) 842, the Company combines lease and non-lease components.

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

On November 14, 2018, the Company entered into an office building lease pursuant to which the Company will lease one property containing three existing office buildings, comprising approximately 160,000 rentable square feet of space, located in Aliso Viejo, California (Aliso Facility) which was accounted for as a finance lease. The term of the Aliso Facility commenced on April 1, 2019 and continues for thirteen years. The agreement contains an option to extend the lease for two additional five year periods at market rates. The Company intends to relocate its corporate administrative headquarters, along with certain laboratory, research and development and warehouse space, to the Aliso Facility in September 2021. The lease landlord agreed to provide the Company with a tenant improvement allowance in the amount of the cost of any leasehold improvements, not to exceed approximately $12.7 million, upon the Company providing the necessary documentation evidencing the costs of the allowable leasehold improvements. All of the aforementioned tenant improvement allowances were utilized by the end of the quarter ended June 30, 2021 and during and as of the six months ended June 30, 2021 the Company received $12.7 million in reimbursements.

The Company also leases two adjacent facilities located in San Clemente, California. The total leased square footage of these facilities equals approximately 98,000. On July 2, 2020, the Company extended the term of these facilities by five years, both of which now expire on May 31, 2030. Each agreement contains an option to extend the lease for one additional five year period at market rates.

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

The Company’s remaining U.S.-based and foreign subsidiaries’ leased office space totals less than 14,000 square feet.

The following table presents the maturity of the Company’s operating and finance lease liabilities as of June 30, 2021:

Maturity of Lease Liabilities	Operating	Finance
(in thousands)	Leases (a)	Leases (b)
Remainder of 2021	$1,260	$—
2022	3,158	—
2023	2,628	12,310
2024	2,412	5,184
2025	2,444	5,340
2026	2,498	5,500
Thereafter	20,789	107,533
Total lease payments	$35,189	$135,867
Less: imputed interest	13,535	62,962
Total lease liabilities	$21,654	$72,905
(a)	Operating lease payments include $12.2 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Finance lease payments include $75.8 million related to options to extend lease terms that are reasonably certain of being exercised.

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

For the three months ended June 30, 2021 and June 30, 2020, amortization expense related to the above finite-lived intangible assets was approximately $5.5 million and $0.7 million, recorded in cost of sales and selling, general and administrative expenses, respectively, in the condensed consolidated statement of operations. For the six months ended June 30, 2021 and June 30, 2020, amortization expense related to the above finite-lived intangible assets was approximately $11.0 million and $1.4 million, recorded in cost of sales and selling, general and administrative expenses, respectively, in the condensed consolidated statement of operations.

The Company evaluated its indefinite-lived intangible assets for impairment, including any considerations specific to the COVID-19 pandemic utilizing the methodology pursuant to the adoption of ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) and concluded these intangible assets were not impaired as of June 30, 2021.

Goodwill

The assessment of goodwill by reporting unit is performed annually, in the fourth quarter, or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on the Company’s reporting unit. Based on interim assessments, the Company did not identify any “triggering” events, as described in ASC 350-20, which would indicate an impairment of goodwill is more likely than not as of June 30, 2021.

The following table presents the composition of our intangible assets and goodwill (in thousands):

	Estimated	As of June 30, 2021			As of December 31, 2020
	Useful	Gross			Gross
	Life	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed technology	11.4	$252,200	(35,439)	216,761	252,200	(24,393)	227,807
Customer relationships	5.0	14,100	(4,524)	9,576	14,100	(3,114)	10,986
Intangible assets subject to amortization		266,300	(39,963)	226,337	266,300	(27,507)	238,793

In-process research and development	Indefinite	$118,900	—	118,900	118,900	—	118,900

Goodwill	Indefinite	$66,134	—	66,134	66,134	—	66,134

Total		$451,334	$(39,963)	$411,371	$451,334	$(27,507)	$423,827

As of June 30, 2021, expected amortization expense for unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Remainder of 2021	$12,456
2022	24,912
2023	24,912
2024	24,618
2025	22,092
Thereafter	117,347
Total amortization	$226,337

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

Disaggregation of Revenue

The Company’s revenues disaggregated by product category and geography for the three and six months ended June 30, 2021 and June 30, 2020 were as follows (in thousands):

	Three Months Ended
	June 30,
	United States		International		Total
	2021	2020	2021	2020	2021	2020

Glaucoma	$46,313	$18,251	$16,411	$6,697	$62,724	$24,948
Corneal Health	13,218	5,918	2,151	692	15,369	6,610
Total	$59,531	$24,169	$18,562	$7,389	$78,093	$31,558

	Six Months Ended
	June 30,
	United States		International		Total
	2021	2020	2021	2020	2021	2020

Glaucoma	$86,202	$50,828	$30,221	$18,253	$116,423	$69,081
Corneal Health	25,273	14,725	4,365	3,088	29,638	17,813
Total	$111,475	$65,553	$34,586	$21,341	$146,061	$86,894

Contract Balances

Contract Assets

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days for glaucoma and corneal health products, though extended payment terms on corneal health products may be offered. However, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of June 30, 2021 and December 31, 2020, all amounts included in accounts receivable, net on the condensed consolidated balance sheets are related to contracts with customers.

Sales commissions earned on U.S. sales of KXL systems are capitalized as the commissions represent costs to obtain a contract and the amortization period is deemed greater than one year. These costs are deferred in other assets on the Company’s condensed consolidated balance sheets, net of the short term portion included in prepaid assets and other current assets, and are amortized as a sales and marketing expense on a straight-line basis over the expected period of benefit. Capitalized sales commissions and the related amortization expense included in the condensed consolidated financial statements were immaterial as of June 30, 2021 and December 31, 2020.

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

Additionally, in the U.S. the Company has a performance obligation related to its customers’ right to a future discount on single dose pharmaceutical purchases, and, to a lesser extent, extended warranty service contracts. The amount allocated to the customers’ right to a future discount is expected to be recognized when the customer elects to utilize the discount, which is generally within one year. As of June 30, 2021 and December 31, 2020, this amount was immaterial as was the amount allocated to extended warranty service contracts.

During the three and six months ended June 30, 2021 and June 30, 2020, the Company did not recognize any revenue related to material changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive were as follows (in common stock equivalent shares, in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Convertible senior notes	5,125	-	5,125	-
Stock options outstanding	3,391	5,336	3,545	4,585
Unvested restricted stock units	672	516	607	493
Employee stock purchase plan	15	-	16	-
	9,203	5,852	9,293	5,078

The Convertible Notes would have had an impact on the Company’s diluted share count as of June 30, 2021 pursuant to the Company’s adoption of ASU 2020-06. See “Recently Adopted Accounting Pronouncements” and Note 9. Convertible Senior Notes for additional detail.

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

The Convertible Notes may be converted at the option of the holders at any time prior to the close of business on the business day immediately preceding March 15, 2027, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period immediately after any ten consecutive trading day period (the Measurement Period) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate in effect on each such trading day; (3) with respect to any Convertible Notes the Company calls for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date, even if the Convertible Notes are not otherwise convertible at such time; or (4) upon the occurrence of specified corporate events. On or after March 15, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture. The Company’s current intent is to settle the principal amount of the Convertible Notes in cash upon conversion, with any remaining conversion value being delivered in shares of the Company’s common stock.

During the quarter ended June 30, 2021, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter was greater than or equal to 130% of the conversion price on each applicable trading day, and therefore the Convertible Notes may be converted at the option of the holders during the quarter ending September 30, 2021. Consequently, the Convertible Notes were classified within current liabilities on the condensed consolidated balance sheet as of June 30, 2021. If the foregoing conditions are met during the quarter ending September 30, 2021 or any subsequent calendar quarter prior to March 15, 2027, holders of the Convertible Notes will continue to have the right to convert the Convertible Notes for the next succeeding applicable calendar quarter.

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

After the adoption of ASU 2020-06, the Convertible Notes are no longer bifurcated into separate liability and equity components in the Company’s condensed consolidated balance sheet as of June 30, 2021. Rather, the $287.5 million principal amount of the Convertible Notes, less $8.2 million in unamortized debt issuance costs, was classified as a current liability in the condensed consolidated balance sheet as of June 30, 2021.

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

After the adoption of ASU 2020-06, the Company recorded an adjustment to the liability and equity components under the same premise (i.e., as if debt issuance costs had always been treated as a contra-liability only). As of June 30, 2021, the unamortized debt issuance costs on the Convertible Notes was $8.2 million and is amortized using the effective interest rate method over the term of the Convertible Notes, for the next 5.9 years.

Interest expense relating to the Convertible Notes in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 are summarized as follows (in thousands):

	Three months ended	Six months ended
	June 30,	June 30,
	2021	2021
Contractual interest expense	$1,977	$3,953
Amortization of debt issuance costs	343	687
Total interest expense	$2,320	$4,640

The effective interest rate for the three and six months ended June 30, 2021 was 3.23%.

As of June 30, 2021, the Convertible Senior Notes on the condensed consolidated balance sheets represented the carrying amount of the Convertible Notes, net of unamortized debt issuance costs, which are summarized as follows (in thousands):

As of
June 30,
2021
Convertible Notes	$287,500
Less: Unamortized debt issuance costs	(8,160)
Carrying amount of Convertible Notes	$279,340

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

The capped call transactions are separate transactions that the Company entered into with the Option Counterparties, are not part of the terms of the Convertible Notes and will not change the holders’ rights under the Convertible Notes. As the capped call transactions meet certain accounting criteria, the cost of the capped call transactions of $35.7 million was recorded as a reduction in additional paid-in capital in the condensed consolidated balance sheets and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of June 30, 2021, the Company had not purchased any shares under the capped call transactions.

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

The Company has 5,000,000 shares of authorized preferred stock issuable, and there was no preferred stock outstanding as of June 30, 2021 and December 31, 2020. Each share of common stock is entitled to one vote.

On November 21, 2019, in connection with the Avedro Merger, the Company granted the following awards (the Replacement Awards) to employees of Avedro: (i) approximately 0.2 million cash-settled stock options to certain executives, which became fully vested on December 31, 2019, (ii) approximately 0.1 million stock options and approximately 5,500 RSUs to members of Avedro’s board of directors, which were granted with no post-combination vesting requirements, and (iii) approximately 0.7 million stock options and approximately 0.1 million RSUs, which are subject to time-based vesting requirements. Approximately $30.8 million of the fair value of the Replacement Awards was attributable to pre-combination service and was included in the purchase price of Avedro. The remaining value of the Replacement Awards of $26.0 million will be recognized as post-combination expense over the remaining requisite service period for the time-vesting awards.

All share-based compensation arrangements

The following table summarizes the allocation of stock-based compensation related to stock options and RSUs and includes Replacement Awards, as well as cash-settled stock options in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of sales	$452	$511	$872	$972
Selling, general and administrative	5,898	8,389	12,392	18,646
Research and development	1,634	1,997	3,468	5,284
Total	$7,984	$10,897	$16,732	$24,902

(i)	Of the total stock-based compensation of $24.9 million for the six months ended June 30, 2020, a $(3.2) million fair value adjustment was recorded during the six months ended June 30, 2020 related to cash-settled options.

For the three and six months ended June 30, 2021, $0.5 million and $1.1 million was expensed related to the Replacement Awards, respectively and for the three and six months ended June 30, 2020, $2.4 million and $11.7 million was expensed related to the Replacement Awards, respectively.

At June 30, 2021, the total unamortized stock-based compensation expense was approximately $63.8 million of which $10.2 million was attributable to stock options and is to be recognized over the stock options’ remaining vesting terms of approximately 4.0 years (2.0 years on a weighted average basis). The remaining $53.6 million was attributable to RSUs and is to be recognized over the RSUs’ vesting terms of approximately 4.0 years (3.1 years on a weighted-average basis). Of the total unamortized stock-based compensation expense as of June 30, 2021, approximately $2.3 million relates to Replacement Awards, which will be fully amortized by the end of 2023.

The total stock-based compensation cost capitalized in inventory was not material for the three and six month periods ended June 30, 2021 and June 30, 2020.

Note 11.  Income Taxes

The provision for income taxes is determined using an effective tax rate. For the three and six months ended June 30, 2021, the Company’s estimated effective tax rate of (1.20)% and (1.45)%, respectively, was lower than the U.S. federal statutory rate primarily due to the generation of U.S. NOL carryforwards, which are partially offset by a valuation allowance, as well as state and foreign income taxes. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of NOL carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. For the three and six months ended June 30, 2021, the Company recorded a provision for income taxes of $0.2 million and $0.5 million, respectively, which was primarily comprised of state and foreign income taxes. For the three and six months ended June 30, 2020, the Company recorded a benefit for income taxes of $7.4 million and $7.8 million, respectively, which was primarily comprised of U.S. federal, state, and foreign income taxes because intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities, along with NOL and tax credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. For the three and six months ended June 30, 2021, the Company has recorded a valuation allowance against the portion of its deferred tax asset which are not more likely than not to be realized.

Additionally, the Company follows an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. As of June 30, 2021 and December 31, 2020, the Company had gross unrecognized tax benefits of $24.2 million and $22.8 million, respectively.

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

Secured Letters of Credit

The Company had a bank issue a letter of credit in the amount of $8.8 million that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account of approximately $8.8 million as of June 30, 2021 and December 31, 2020. Beginning as of the first day of the thirty-seventh month of the lease term, and on each twelve month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

The Company has one other irrevocable standby letters of credit secured with approximately $0.6 million of cash in a restricted account related to its office lease agreements.

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the UC Agreement) with the Regents of the University of California (the University) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the University a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the UC Agreement, Glaukos agreed to pay to the University a low single-digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $0.5 million. This ongoing product payment obligation will change as patent coverage on certain products begins to lapse, and will terminate entirely on the date the last of the Patent Rights expires, which is currently expected to be in 2022. For the three months ended June 30, 2021 and June 30, 2020, the Company recorded approximately $1.2 million and $0.6 million, respectively, in cost of sales in connection with the product payment. For the six months ended June 30, 2021 and June 30, 2020, the Company recorded approximately $2.1 million and $1.7 million, respectively, in cost of sales in connection with the product payment.

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

Executive Deferred Compensation Plan

Pursuant to the Company’s Deferred Compensation Plan, eligible senior level employees are permitted to make elective deferrals of compensation to which he or she will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of COLIs. The fair value of the Deferred Compensation Plan liability, included in other liabilities on the condensed consolidated balance sheets, was approximately $6.6 million and $5.2 million as of June 30, 2021 and December 31, 2020, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the condensed consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $6.5 million and $5.3 million as of June 30, 2021 and December 31, 2020, respectively.

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

Note 14.  Subsequent Events

On July 13, 2021, the U.S. Centers for Medicare & Medicaid Services (CMS) released their calendar year 2022 Medicare proposed physician fee schedule which contained a new, lower physician fee related to the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery. On July 19, 2021, CMS released their proposed facility fee schedule related to reimbursement for surgeries that include implantation of trabecular bypass stents, such as our iStent family of products, the net effect of which would also decrease reimbursements to an ASC facility and slightly increase reimbursements to a hospital. These proposed CMS rates are subject to a 60-day comment period, after which finalized versions will be published in the fourth quarter of 2021, with the associated final reimbursement rates effective January 1, 2022.

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

This report contains forward-looking statements that are based on management's beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: "may," "will," "could," "would," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "project," "potential," "continue," "ongoing" or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements are based on management’s current expectations, assumptions, estimates and beliefs and involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. You should refer to the "Risk Factors" section of this report for a discussion of important factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Impact of COVID-19 Pandemic and Current Economic Environment

While the COVID-19 pandemic and subsequent economic slowdown materially impacted the global demand for our products starting March 2020 we began to see an early recovery toward more normalized levels for cataract and keratoconus procedures as early as May 2020, a trend that continued through July 31, 2021. The ultimate impact of the COVID-19 pandemic on our operations going forward is unknown and will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 outbreak, the status of health and safety actions taken to contain its spread, the severity and transmission rates of new variants of COVID-19 such as the Delta strain, the availability, distribution, and efficacy of vaccines for COVID-19, any additional preventative and protective actions that governments, or we, may take, any future surges of COVID-19 that may occur, the dynamics associated with the rollout of the COVID-19 vaccines, and how quickly and to what extent economic and operating conditions normalize within the markets in which we operate. For additional information, see the section titled Risks Related to Our Business within Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

We continue to actively assess the impact of COVID-19 on our clinical trials and other pipeline products. The closure of ophthalmic practices and deferral of elective procedures beginning in the first quarter of 2020 in response to COVID-19 disrupted new patient enrollment in our ongoing clinical trials. In particular, patient enrollment for our iDose clinical trials slowed significantly due to the COVID-19 pandemic, which delayed our estimated iDose approval timeline. Patient enrollment for our iDose clinical trials was completed in June 2021 and we now expect potential FDA approval of this product in 2023.

Additionally, some of our vendors are experiencing supply challenges, both in the acquisition of raw materials as well as due to limited headcount resources. These challenges, although they haven’t yet, could impact our ability to manufacture some of our products, or bring some of our pipeline products to market, in a timely manner. We believe that much of this stems from the ongoing obstacles presented by COVID-19.

Financial Overview

Our net sales increased to $78.1 million for the three months ended June 30, 2021 from $31.6 million for the three months ended June 30, 2020. Our net sales increased to $146.1 million for the six months ended June 30, 2021 from $86.9 million for the six months ended June 30, 2020. We incurred net losses of $17.5 million and $39.9 million for the three months ended June 30, 2021 and June 30, 2020 respectively. We incurred net losses of $34.0 million and $94.0 million for the six months ended June 30, 2021 and June 30, 2020 respectively. As discussed above, the COVID-19 pandemic impacted our net sales for the three and six months ended June 30, 2021 and June 30, 2020.

As of June 30, 2021, we had cash, cash equivalents, short-term investments, and restricted cash of approximately $428.0 million, compared to $413.9 million as of December 31, 2020. As of June 30, 2021, we had an accumulated deficit of $349.6 million.

Material Changes and Transactions

Acquisition of Avedro, Inc.

On November 21, 2019, we acquired Avedro, Inc. (Avedro), a hybrid ophthalmic pharmaceutical and medical technology company focused on developing therapies designed to treat corneal diseases and disorders and correct refractive conditions, in a stock-for-stock transaction (Avedro Merger). Avedro developed novel bio-activated drug formulations used in combination with proprietary systems for the treatment of progressive keratoconus and corneal ectasia following refractive surgery. The therapy is the first and only minimally invasive anterior segment product offering approved by the FDA shown to halt the progression of keratoconus. In connection with the Avedro Merger, we granted various stock option and restricted stock awards (the Replacement Awards) to employees of Avedro.

Recent Developments

Amendment to Intratus License Agreement

On April 22, 2021, we announced that we entered into an amendment of our exclusive licensing agreement with Intratus, Inc. (Intratus). The amendment expanded the existing agreement, a global licensing arrangement to research, develop, manufacture and commercialize Intratus’ patented, non-invasive drug delivery platform for use in the treatment of dry eye disease, glaucoma and other corneal disorders, to also include the treatment of presbyopia. In connection with the execution of the amendment, we made a one-time payment to Intratus of $5.0 million.

Santen License Agreement

On May 18, 2021, we announced that we entered into a new development and commercialization license agreement with Santen Pharmaceutical Co., Ltd. (Santen) for the PRESERFLO™ MicroShunt, superseding the previous collaboration and distribution agreements between the two parties. Under the new agreement, we obtain exclusive commercialization rights for the MicroShunt in the United States, Australia, New Zealand, Canada, Brazil, Mexico and the remainder of Latin America. The new agreement also provides us with full control over all development activities for the MicroShunt in these same territories, including all clinical development and regulatory affairs activities in the United States following a transition period. Santen submitted a premarket approval (PMA) application to the U.S. Food and Drug Administration (FDA) in June 2020 and discussions with the FDA remain ongoing. We did not make any payment in connection with the execution of the license agreement; however, should we be successful in obtaining regulatory approval for the PRESERFLO™ MicroShunt, we would be required to pay Santen a milestone payment, followed by royalties and other potential future milestones depending on the success of the commercialization of the product.

Proposed reimbursement decreases

On July 13, 2021, the Centers for Medicare & Medicaid Services (CMS) released their calendar year 2022 Medicare proposed physician fee schedule which contained a new, lower physician fee related to the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery. On July 19, 2021, CMS released their proposed facility fee schedule related to reimbursement for surgeries that include implantation of trabecular bypass stents, such as our iStent family of products, the net effect of which would also decrease reimbursements to an ASC facility and slightly increase reimbursements to a hospital. We estimate that approximately 80% of procedures utilizing our trabecular micro-bypass technologies in the U.S. are performed in the ASC setting and the remaining estimated 20% of procedures are performed in the hospital. These proposed CMS rates are subject to a 60-day comment period, after which finalized versions will be published in the fourth quarter of 2021, with the associated final reimbursement rates effective January 1, 2022.

During this comment period, we are engaging in a comprehensive and coordinated response to these proposed fees in partnership with ophthalmic societies, patient advocacy groups, and ophthalmic surgeons. If the reduction of the physician fee is confirmed in the final rule, it will likely have an adverse impact on procedural iStent family product volumes in 2022 and the proposal itself may impact volumes in the second half of 2021 as surgeons utilize competing procedures that are reimbursed at higher levels. Further, if the reduction of the facility fee is confirmed in the final rule, it will likely have an adverse impact on the U.S. pricing of our iStent product family in 2022. The combined effect of these reimbursement changes would likely lead to a reduction in our U.S. combo-cataract Glaucoma revenues, gross profit, and net income, the full extent of which is not known at this time.

Factors Affecting Our Performance

In addition to the disruption resulting from COVID-19 as discussed above, the full effects of which at this time are difficult to predict, our operations to date have been, and we believe our future growth will be, impacted by the following:

●	the rate at which we expand our global sales and marketing infrastructure, and the speed at which we can continue increasing awareness of our products to patients and physicians;
●	the highly competitive nature of our industry, which is subject to rapid and profound technological, market and product-related changes. Our success depends, in part, upon our ability to maintain a competitive position in the development of new products for the treatment of chronic eye diseases;
●	publications of clinical results by us, our competitors and other third parties can have a significant influence on whether, and the degree to which, our products are used by physicians and the procedures and treatments those physicians choose to administer to their patients;
●	the physicians who use our products may not perform procedures during certain times of the year, due to seasonality patterns typical for certain of our procedures, or when they are away from their practices for various reasons;
●	the success of clinical trials of, and receipt of timely regulatory approvals for, our and our partners’ pipeline products;
●	the coverage and reimbursement rates set by government programs and third-party commercial payors for the procedures using our products, including the proposed reduction by CMS in July 2021 of the Medicare payment rates for certain of our products and related services as described above; and
●	most of our sales outside of the U.S. are denominated in the local currency of the country in which we sell our products. As a result, our revenue from international sales is impacted by fluctuations in foreign currency exchange rates.

Further, we have made and expect to continue to make significant investments in our global sales force, marketing programs, research and development activities, clinical studies, and general and administrative infrastructure. FDA-approved investigational device exemption (IDE) or investigational new drug (IND) studies and new product development programs in our industry are expensive. We also expect to incur additional construction costs related to our facilities in Aliso Viejo and San Clemente, California as well as Burlington, Massachusetts.

We expect our 2021 revenues and near-term performance to reflect competitive dynamics and the continuing impacts resulting from COVID-19, the full effects of which at this time are difficult to predict, and which vary based upon the specific COVID-19 dynamics in the geographies in which we operate. Further, if the proposed reductions of the physician fee and facility fee are confirmed in the final rule, it will likely have an adverse impact on the U.S. pricing of our iStent product family in 2022.  The combined effect of these two reimbursement changes would likely lead to a reduction in our U.S. combo-cataract Glaucoma revenues, gross profit, and net income, the full extent of which is not known at this time.

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

While net sales may increase as we expand our global sales and marketing infrastructure and continue to increase awareness of our products by expanding our sales base and increasing our marketing efforts, historically our net sales within a fiscal year have been impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year. However, we have not experienced the same seasonality pattern in 2020 and 2021 due to the COVID-19 pandemic, and we expect our commercial performance to continue to be impacted by COVID-19 in future reporting periods. Additionally, for several years we had commercialized our products in the U.S. with few or no direct competitors. Other products have now become available in the U.S. and globally, or are in development by third parties, that have entered or could enter the market and which may affect adoption of or demand for our products. These other products could achieve greater commercial acceptance or demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our products, which could adversely impact our net sales, as would the proposed CMS reimbursement decreases mentioned above, if finalized.

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

Beginning in the fourth quarter of 2019, cost of sales has included amortization of the $252.2 million developed technology intangible asset recognized in connection with the Avedro Merger. For the three and six months ended June 30, 2021, the amortization expense was $5.5 million and $11.0 million, respectively. Additionally, beginning in the fourth quarter of 2019, cost of sales has included amortization of the fair market value inventory adjustment recorded in connection with the Avedro Merger, which for the three and six months ended June 30, 2020 was $9.7 million and $19.3 million, respectively, and was fully amortized as of December 31, 2020.

Our future gross profit as a percentage of net sales, or gross margin, will be impacted by numerous factors including commencement of sales of products in our pipeline, or any other future products, which may have higher product costs. Our gross margin will also be affected by manufacturing inefficiencies that we may experience as we attempt to manufacture our products on a larger scale, manufacture new products and change our manufacturing capacity or output. Additionally, our gross margin will continue to be affected by the aforementioned expense related to the UC Agreement. Factors adversely affecting our net sales in future periods, including the impact of the COVID-19 pandemic and the impact of reductions in Medicare payment rates for certain of our products and related services, if approved by CMS, will also impact our gross profit margins in future periods.

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

In-process Research and Development

Our in-process research and development (IPR&D) expenses relate to the amendment of our exclusive licensing agreement with Intratus, Inc. An upfront payment of $5.0 million was made in connection with the execution of the amendment. The $5.0 million payment was expensed to IPR&D in the quarter ended June 30, 2021 as management determined there were no alternative future uses for the technology acquired.

Non-Operating Expense, Net

Non-operating expense, net primarily consists of interest expense associated with our finance lease for our Aliso Viejo, California facility and for our 2.75% convertible notes due 2027 (Convertible Notes), interest income derived from our short-term investments, and unrealized gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar, primarily related to intercompany loans.

Income Taxes

Our tax provision is comprised of state and foreign income taxes. Our net deferred tax liability of $8.3 million at June 30, 2021 represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets. We continue to provide a full valuation allowance against our other net deferred tax assets.

We record reserves for uncertain tax positions where we believe the ability to sustain the tax position does not reach the more likely than not threshold.

Results of Operations

Comparison of Three Months Ended June 30, 2021 and June 30, 2020 (in thousands):

	Three Months Ended
	June 30,		% Increase
(dollars in thousands)	2021	2020	(decrease)
Statements of operations data:
Net sales	$78,093	$31,558	147%
Cost of sales	17,759	21,668	(18)%
Gross profit	60,334	9,890	510%
Operating expenses:
Selling, general and administrative	45,300	38,116	19%
Research and development	24,256	18,971	28%
In-process research and development	5,000	-	NM
Total operating expenses	74,556	57,087	31%
Loss from operations	(14,222)	(47,197)	(70)%
Total non-operating expense, net	(3,052)	(81)	NM
Income tax provision (benefit)	208	(7,384)	NM
Net loss	$(17,482)	$(39,894)	(56)%

NM = Not Meaningful

Net Sales

Net sales for the three months ended June 30, 2021 and June 30, 2020 were $78.1 million and $31.6 million, respectively, reflecting an increase of $46.5 million or 147%.

Net sales of glaucoma products in the United States were $46.3 million and $18.3 million for the three months ended June 30, 2021 and June 30, 2020, respectively, increasing by 154% primarily due to the demand for combined cataract and glaucoma procedures increasing in the second quarter 2021 as compared to the second quarter of 2020 given a return to more normalized procedure levels following the rollout of the COVID-19 vaccines, and increasingly normalized economic and operating conditions within certain markets in which we operate. To date, the decrease in demand due to COVID-19 was felt most significantly in the earlier part of the quarter ended June 30, 2020. Additionally, the launch of our next generation iStent inject product, the iStent inject W, largely supplanted iStent inject and in the second half of 2020 contributed to the increase in net sales. We believe competition also increased entering into 2020, the impact of which is difficult to assess given the COVID-19 dynamics.

International sales of glaucoma products for the three months ended June 30, 2021 and June 30, 2020 were $16.4 million and $6.7 million, respectively, increasing by 145%. The increase in international sales reflects growing demand in many key international markets for combined cataract and glaucoma procedures in the second quarter 2021 as compared to the second quarter 2020 given the rollout of the COVID-19 vaccines, increasingly normalized economic and operating conditions within certain markets in which we operate and favorable foreign exchange rates compared to the prior year. To date, the decrease in demand due to COVID-19 was felt most significantly in the earlier part of the quarter ended June 30, 2020.

Net sales of corneal health products were $15.4 million and $6.6 million for the quarter ended June 30, 2021 and June 30, 2020, respectively, increasing by 133%. The $8.8 million increase in net sales generated from our corneal health products was comprised of an increase of approximately $7.3 million in U.S. sales, using direct sales operations, including an increase of $7.5 million of Photrexa net sales partially offset by reductions of $0.2 million in U.S. capital equipment sales, and an increase of $1.5 million internationally where we utilize distributors given we do not have a direct commercial presence. Sales of corneal health products in the second quarter of 2020 were negatively impacted by disruption resulting from COVID-19, and demand for corneal health products increased in the second quarter 2021 given the rollout of the COVID-19 vaccines and increasingly normalized economic and operating conditions within certain markets in which we operate. Additionally, corneal health sales for the quarter ended June 30, 2021 were impacted by higher realized average sales prices.

Cost of Sales

Cost of sales for the three months ended June 30, 2021 and June 30, 2020 were $17.8 million and $21.7 million, respectively, reflecting a decrease of $3.9 million. The majority of the decrease was due to approximately $9.7 million related to the acquisition fair market value inventory adjustment rollout recorded during the second quarter of 2020 in connection with the Avedro Merger that was fully amortized during 2020, partially offset by normal increases in cost of sales due to higher net sales for the three months ended June 30, 2021 as compared to the same quarter of 2020 which was negatively impacted by the COVID-19 pandemic. Our gross margin was 77% for the three months ended June 30, 2021 and 31% for the three months ended June 30, 2020. The increased gross margin resulted primarily from the increased net sales during the quarter ended June 30, 2021 relative to the reduced net sales as a result of the COVID-19 pandemic, the aforementioned accounting adjustment and, to a lesser extent, changes in product mix, most notably the inclusion of modestly lower margin products related to international market sales.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended June 30, 2021 and June 30, 2020 were $45.3 million and $38.1 million, respectively, reflecting an increase of approximately $7.2 million or 19%.

We incurred approximately $27.8 million of commercial personnel and discretionary spending during the three months ended June 30, 2021 related primarily to existing sales infrastructure in glaucoma and corneal health. We also incurred approximately $17.5 million of general and administrative personnel and discretionary spending associated with our ongoing administrative functions and amortization of our right-of-use asset related to our long-term lease in Aliso Viejo, California.

The above increase in SG&A expenses for the three months ended June 30, 2021 was due to a return toward more normalized levels of spending to support increased demand for glaucoma and keratoconus procedures in certain key geographic markets in which we operate, relative to the three months ended June 30, 2020, when we initiated temporary reductions in compensation and related employee expenses for our executive team, senior leadership, and many others throughout the company, and reduced professional services expenses as part of cost-savings measures in response to the COVID-19 pandemic. These increases in SG&A expenses during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 were partially offset by approximately $1.6 million in decreased stock-based compensation associated with the Replacement Awards and a decrease of approximately $1.1 million for costs incurred in the prior year period related to our previously-disclosed patent litigation.

Research and Development Expenses

R&D expenses for the three months ended June 30, 2021 and June 30, 2020 were $24.3 million and $19.0 million, respectively, reflecting an increase of $5.3 million or 28%.

We incurred $16.0 million in core R&D expenses and $8.3 million in clinical expenses, comprised of $12.3 million in compensation and related employee expenses with the remaining $12.0 million spent on the continued development of a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (often referred to as “epi-on”), projects for presbyopia and earlier stage technology and therapeutic investments, including expenses associated with clinical studies, regulatory activities, inventory and supplies for iDose and future iStent product candidates.

The above increase in R&D expenses for the three months ended June 30, 2021, consisted of increased spending in earlier stage technology and related quality assurance activities.

In-process Research and Development

IPR&D expenses for the three months ended June 30, 2021 were $5.0 million related to the amendment of our exclusive licensing agreement with Intratus, Inc. There were no IPR&D expenses for the three months ended June 30, 2020.

Non-Operating Expense, Net

We had non-operating expense, net of $3.1 million and $0.1 million for the three months ended June 30, 2021 and June 30, 2020, respectively. The increase in non-operating expense, net primarily relates to interest expense recognized related to the Convertible Notes and recognition of unrealized foreign currency losses due to higher intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates.

Income Tax Provision

Our effective tax rate for the second quarter of 2021 was (1.20)%. For the three months ended June 30, 2021 and June 30, 2020, we recorded a provision/(benefit) for income taxes of $0.2 million and $(7.4) million, respectively, which were primarily comprised of state and foreign income taxes for the second quarter of 2021, and U.S. federal, state and foreign income taxes for the second quarter of 2020, offset by a benefit related to the carryback of federal NOLs under the CARES Act.

Comparison of Six Months Ended June 30, 2021 and June 30, 2020 (in thousands):

	Six Months Ended
	June 30,		% Increase
(dollars in thousands)	2021	2020	(decrease)
Statements of operations data:
Net sales	$146,061	$86,894	68%
Cost of sales	34,392	54,197	(37)%
Gross profit	111,669	32,697	242%
Operating expenses:
Selling, general and administrative	87,221	88,662	(2)%
Research and development	45,475	43,844	4%
In-process research and development	5,000	-	NM
Total operating expenses	137,696	132,506	4%
Loss from operations	(26,027)	(99,809)	(74)%
Total non-operating expense, net	(7,437)	(1,977)	276%
Income tax provision (benefit)	487	(7,834)	NM
Net loss	$(33,951)	$(93,952)	(64)%

Net Sales

Net sales for the six months ended June 30, 2021 and June 30, 2020 were $146.1 million and $86.9 million, respectively, reflecting an increase of $59.2 million or 68%.

Net sales of glaucoma products in the United States were $86.2 million and $50.8 million for the six months ended June 30, 2021 and June 30, 2020, respectively, increasing by 70% primarily due to the demand for combined cataract and glaucoma procedures increasing in the first and second quarter of 2021 given the rollout of the COVID-19 vaccines, and increasingly normalized economic and operating conditions within certain markets in which we operate, as well as the launch of our next generation iStent inject product, the iStent inject W, in the second half of 2020, which has largely supplanted iStent inject. We believe competition also increased entering into 2020, the impact of which is difficult to assess given the COVID-19 dynamics.

International sales of glaucoma products for the six months ended June 30, 2021 and June 30, 2020 were $30.2 million and $18.2 million, respectively, increasing by 66%. The increase in international sales reflects growing demand in many key international markets for combined cataract and glaucoma procedures in the first and second quarters of

2021 as compared to the first and second quarters of 2020 given the rollout of the COVID-19 vaccines, increasingly normalized economic and operating conditions within certain markets in which we operate and favorable foreign exchange rates compared to the prior year, offset by a one-time catch-up provision associated with historical government rebates owed in France following the establishment of a formal reimbursement program in late 2018.

Net sales of corneal health products were $29.6 million and $17.8 million for the six months ended June 30, 2021 and June 30, 2020 respectively, increasing by 66%. The $11.8 million increase in net sales generated from our corneal health products was comprised of an increase of approximately $10.6 million in U.S. sales, including an increase of $11.3 million of Photrexa net sales partially offset by reductions of $0.9 million in U.S. capital equipment sales using our direct sales operations, and an increase of $1.3 million internationally where we utilize distributors given we do not have a direct commercial presence. Sales of corneal health products in the first and second quarters of 2020 were negatively impacted by disruption resulting from COVID-19 and demand for corneal health products increased in the first and second quarters of 2021 given the rollout of the COVID-19 vaccines, and increasingly normalized economic and operating conditions within certain markets in which we operate. Additionally, corneal health sales for the quarter ended June 30, 2021 were impacted by higher realized average sales prices.

Cost of Sales

Cost of sales for the six months ended June 30, 2021 and June 30, 2020 were $34.4 million and $54.2 million, respectively, reflecting a decrease of $19.8 million. The decrease in cost of sales was primarily due to approximately $19.3 million related to the acquisition fair market value inventory adjustment rollout during the six months ended June 30, 2020 in connection with the Avedro Merger that was fully amortized during 2020. Our gross margin was 76% for the six months ended June 30, 2021 and 38% for the six months ended June 30, 2020. The increased gross margin resulted primarily from the impact of the increased net sales during the six months ended June 30, 2021, the aforementioned accounting adjustment and, to a lesser extent, changes in product mix, most notably the inclusion of modestly lower margin products related to international market sales.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended June 30, 2021 and June 30, 2020 were $87.2 million and $88.7 million, respectively, reflecting a decrease of approximately $1.4 million or 2%.

We incurred approximately $54.5 million of commercial personnel and discretionary spending during the six months ended June 30, 2021 related primarily to existing sales infrastructure in glaucoma and corneal health. We also incurred approximately $32.7 million of general and administrative personnel and discretionary spending associated with our ongoing administrative functions and amortization of our right-of-use asset related to our long-term lease in Aliso Viejo, California.

The above decrease in SG&A expenses for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020 primarily consisted of approximately $5.5 million in reduced stock-based compensation associated with the Replacement Awards, a decrease of $1.5 million in integration and restructuring expenses related to our Avedro Merger and a decrease of approximately $3.4 million for costs incurred in the prior year period related to our previously-disclosed patent litigation. These decreases were mostly offset by increased SG&A expenses due to a return toward more normalized levels of spending to support increased demand for glaucoma and keratoconus procedures in certain key geographic markets in which we operate, relative to the six months ended June 30, 2020, when we initiated temporary reductions in compensation and related employee expenses for our executive team, senior leadership, and many others throughout the company, and reduced professional services expense as a part of cost-savings measures implemented in response to the COVID-19 pandemic.

Research and Development Expenses

R&D expenses for the six months ended June 30, 2021 and June 30, 2020 were $45.5 million and $43.8 million, respectively, reflecting an increase of $1.6 million or 4%.

We incurred $29.8 million in core R&D expenses and $15.7 million in clinical expenses, comprised of $23.8 million in compensation and related employee expenses with the remaining $21.7 million spent on the continued development of a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (often referred to as “epi-on”), projects for presbyopia and earlier stage technology and therapeutic investments, including expenses associated with clinical studies, regulatory activities, inventory and supplies for iDose and future iStent product candidates.

The above increase in R&D expenses for the six months ended June 30, 2021 primarily consisted of increased spending in earlier stage technology and related quality assurance activities, partially offset by reduced spending related to our above mentioned clinical studies as those studies reached full enrollment.

In-process Research and Development

IPR&D expenses for the six months ended June 30, 2021 were $5.0 million related to the amendment of our exclusive licensing agreement with Intratus, Inc. There were no IPR&D expenses for the three months ended June 30, 2020.

Non-Operating Expense, Net

We had non-operating expense, net of $7.4 million and $2.0 million for the six months ended June 30, 2021 and June 30, 2020, respectively. The increase in non-operating expense, net primarily relates to interest expense recognized related to the Convertible Notes and recognition of unrealized foreign currency losses due to higher intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates.

Income Tax Provision

Our effective tax rate for the six months ended June 30, 2021 was (1.45)%. For the six months ended June 30, 2021 and June 30, 2020, we recorded a provision/(benefit) for income taxes of $0.5 million and ($7.8) million, respectively, which were primarily comprised of state and foreign income taxes for the first and second quarter of 2021, and U.S. federal, state and foreign income taxes for the first and second quarter of 2020, offset by a benefit related to the carryback of federal NOLs under the CARES Act.

Liquidity and Capital Resources

For the six months ended June 30, 2021, we incurred a net loss of $34.0 million and generated cash from operations of $11.6 million. As of June 30, 2021, we had an accumulated deficit of approximately $349.6 million. We have made and expect to continue to make significant investments in our global sales force, marketing programs, research and development activities, clinical studies and general and administrative infrastructure. FDA-approved IDE and IND studies and new product development programs in our industry are expensive. We also expect to incur additional construction costs related to our new facility in Aliso Viejo, California.

Our Convertible Notes may be converted at the option of the holders at the times and under the circumstances and at the conversion rate described in Note 9, Convertible Senior Notes. As of June 30, 2021, one of the conditions allowing holders of the Convertible Notes to convert had been met, as our trading price remained above 130% of the conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, June 30, 2021. Consequently, holders of the Convertible Notes have the right to convert their Convertible Notes during the calendar quarter beginning July 1, 2021. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. Our current intent is to settle the principal amount of the Convertible Notes in cash upon conversion, with any remaining conversion value being delivered in shares of our common stock. Given satisfaction of the aforementioned condition, the Convertible Notes are classified within current liabilities on the condensed consolidated balance sheets.

We plan to fund our operations, capital funding and other liquidity needs using existing cash and investments and, to the extent available, cash generated from commercial operations. Our existing cash and investments include the remaining net proceeds from the Convertible Notes issued in June 2020 (after payment for the related capped call transactions), which we are using for working capital and general corporate purposes. Although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations. We may seek to obtain additional financing in the future through other debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all. We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and any cash generated from commercial operations will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date our condensed consolidated financial statements for the six months ended June 30, 2021 are made publicly available.

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$118,296	$96,596
Short-term investments	300,265	307,772
Accounts receivable, net	37,569	36,059
Inventory, net	17,500	15,809
Accounts payable	6,957	4,371
Accrued liabilities	63,181	45,331
Working capital (1)	141,058	419,740
(1)	Working capital consists of total current assets less total current liabilities.

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

The following table is a condensed summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$11,569	$(24,022)
Investing activities	(23,297)	(20,039)
Financing activities	33,776	248,062
Exchange rate changes	(498)	543
Net increase in cash, cash equivalents and restricted cash	$21,550	$204,544

At June 30, 2021, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the six months ended June 30, 2021, our operating activities provided $11.6 million in net cash and in the six months ended June 30, 2020 our operating activities used $24.0 million of net cash.

For the six months ended June 30, 2021, our net cash provided by operating activities reflected our net loss of $34.0 million, adjusted for non-cash items of $37.3 million, primarily consisting of stock-based compensation expense of $16.7 million, depreciation of $2.3 million, amortization of intangible assets of $12.5 million, and amortization of lease right-of-use assets of $2.3 million. Additionally, changes in operating assets and liabilities were $8.2 million, which resulted primarily from increases in accounts payable and accrued liabilities of $15.3 million, offset by increases in accounts receivable of $1.7 million and inventory of $1.9 million, and an increase in prepaid expenses and other current assets of $3.8 million.

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

Investing Activities

In the six months ended June 30, 2021 and June 30, 2020, our investing activities used $23.3 million and provided $20.0 million of net cash, respectively.

For the six months ended June 30, 2021, we used cash of approximately $97.2 million for purchases of short-term investments, approximately $28.5 million for purchases of property and equipment, primarily related to our Aliso Facility, and approximately $1.2 million related to investments in company-owned life insurance, and we received cash of approximately $103.7 million from sales and maturities of short-term investments.

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

Financing Activities

In the six months ended June 30, 2021 and June 30, 2020, our financing activities provided $33.8 million and $248.1 million of net cash, respectively.

For the six months ended June 30, 2021, we received $24.4 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan and used $2.8 million for payment of employee taxes related to restricted stock unit vestings. Additionally, we received $12.7 million in proceeds from our tenant improvement allowances for our Aliso Facility and paid $0.5 million in principal on our finance lease.

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

Commitments

There have been no material changes to our contractual obligations and commitments as of June 30, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021 for the year ended December 31, 2020.

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

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021. There have been no material changes to our critical accounting policies and estimates as disclosed therein, during the six months ended June 30, 2021, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021, with the exception of the adoption of Accounting Standards Update (ASU) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06).

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our second fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information disclosed under “Legal Proceedings” in Note 12, Commitments and Contingencies of Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, which was filed with the SEC on May 6, 2021. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

With the exception of the risk factors relating to COVID-19, the supply and manufacture of our products and changes to reimbursement rates, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, which was filed with the SEC on May 6, 2021.

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

In an effort to reduce the spread of COVID-19, certain federal, state and local governmental authorities have issued, and in some cases reinstituted, stay-at-home and other orders, proclamations and/or directives. To protect our employees and adhere to the guidance and orders of these various governmental authorities, beginning in the first quarter of 2020 and continuing through the date hereof, we shifted the majority of our workforce to remote operations and implemented changes to our manufacturing and distribution operations to include the use of personal protective equipment and ensure social distancing. Further, in an effort to identify, and avoid further infection from, asymptomatic cases, we have offered periodic voluntary COVID-19 viral testing to on-site employees and require that any onsite unvaccinated individuals adhere to social distancing and masking requirements.

As government restrictions and advisories on elective procedures and therapies ease, cataract and keratoconus procedures continued to return toward more normalized levels through the quarter ended June 30, 2021. However, we cannot predict the timing and full impact of the pandemic on our future financial and operating results given the continued uncertainties associated with the situation, including the possibility of future surges of COVID-19, uncertainties about the severity and transmission rates of new more contagious and/or vaccine-resistant variants of COVID-19, the availability, distribution, public acceptance rate and efficacy of vaccines and therapeutics for COVID-19 and patient reluctance to seek primary care from optometrists and ophthalmologists or undergo medical procedures during or following the pandemic. Restrictions on elective procedures and therapies and the closures of ophthalmic practices in an effort to halt the spread of COVID-19 have also impacted the progress of our pipeline products. For example, new patient enrollment in our iDose clinical trial slowed significantly but was completed in June 2021, which has delayed the iDose approval timeline. Any further prolonged economic slowdown or reinstitution of stay-at-home or similar orders may cause additional delays in the progress of our pipeline products, including those in clinical trials.

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

Our supply chain and development partners have experienced some delays due to COVID-19 disruptions, including availability of headcount resources and some raw materials, impacting some of our suppliers and third-party partners and it is possible our suppliers or third-party partners could incur further challenges supplying the materials needed for the manufacture of our products. These challenges could impact our ability to manufacture some of our products, or bring some of our pipeline products to market, in a timely manner. Additionally, we have experienced a number of COVID-19 cases among our workforce, and we could experience a wider-spread outbreak of COVID-19 in our manufacturing facilities, which could require us to temporarily shut down manufacturing operations and/or cause a disruption to, or shortage in, our workforce. If a widespread outbreak were to occur, we may experience delays in our responses to our customers and possible delays in shipments of our products, which could harm our customer relations and adversely impact our competitive positioning and sales. We have also experienced restrictions on the ability of our personnel to travel and access customers and clinical sites for training and support. Other potential disruptions include delays in approvals by regulatory bodies; delays in product development efforts; and further challenges to our capacity to manufacture, sell and support the use of our products.

We have incurred significant losses since inception and our business requires substantial capital and operating expenditures to operate and grow. There can be no guarantee that we reach sustained profitability.

Since the Company’s inception in 1998, we have incurred significant operating losses. As of June 30, 2021, we had an accumulated deficit of approximately $349.6 million, principally from costs incurred in our clinical trial, research and development programs and from our general and administrative expenses. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering (IPO), the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities, cash generated from commercial operations and the issuance of the Convertible Notes. To implement our global business strategies we need to, among other things, fund ongoing research and development activities, expand our manufacturing capabilities, grow our sales and marketing organization, enforce or defend our intellectual property rights, acquire companies or in-license products or intellectual property, and obtain regulatory clearance or approval to commercialize our existing products in international markets or to commercialize those currently under development in the U.S. and internationally. As a result, we expect our expenses to continue to increase as we pursue these objectives. While we believe we have sufficient cash to fund our operations for at least the next 12 months from the date our condensed consolidated financial statements for the quarter ended June 30, 2021 are made publicly available, our ability to reach sustained profitability is highly uncertain, especially given our increasingly competitive landscape, which makes forecasting our sales more difficult.

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

Additionally, we rely on a limited number of third-party suppliers, in some cases sole suppliers, to supply components for the iStent, the iStent inject models and our other pipeline products. As discussed above in the risk factor related to COVID-19, some of our suppliers have experienced challenges providing products in a timely manner due to limited headcount resources and lack of availability of raw materials. Any prolonged supply challenges could materially impact our ability to operate successfully. If any one or more of our suppliers cease to provide us with sufficient quantities of components or drugs in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our domestic and international quality control standards and regulatory requirements including FDA’s Quality System Regulation (QSR) and Current Good Manufacturing Practices (cGMPs) regulations, we may from time to time be unable to obtain components if our component suppliers are found to be in violation of such standards and we may have difficulty quickly engaging additional or replacement suppliers for some of our critical components, which could delay or impact our business, including the regulatory approval timelines as has happened with iLink epi-on. If our manufacturing facilities or those of any of our component suppliers or contract facilities are found to be in violation of applicable laws and regulations or fail to adequately remediate any issues discovered during an audit, the FDA or other notified bodies could take enforcement action. Even if we are able to identify and qualify a suitable second source to replace one of our key suppliers, if necessary, that replacement supplier would not have access to our previous supplier’s proprietary processes and would therefore be required to develop its own, which could result in further delay. Despite our efforts to maintain an adequate supply of inventory, the loss of these suppliers, or their inability to provide us with an adequate supply of components or products, could cause delay in the manufacture of our products, thereby impairing our ability to meet the demand of our customers and causing significant harm to our business. Any disruption of this nature or increased expense could harm our commercialization efforts and adversely affect our operating results.

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

In addition to the impact of the COVID-19 pandemic, our net sales may experience volatility due to a number of factors, many of which are beyond our control, including, among other things, fluctuating demand, pricing pressures applicable to our products, Medicare payment rates established by CMS, commercialization of our new and existing products and the marketing of competitive products, results of clinical research and trials, regulatory approvals and legislative changes affecting our products, variances in the sales terms, supply chain and inventory management, timing or volume of customer orders and the length of our sales cycle, which varies and may be unpredictable. As a result, you should not rely on our results in any past period as an indication of future results and you should anticipate that fluctuations in our quarterly and annual operating results may continue and could generate volatility in the price of our common stock. We believe that quarterly comparisons of our financial results should not be relied upon as an indication of our future performance.

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

We have entered and may continue to enter into acquisitions, collaborations, in-licensing agreements, joint ventures, alliances or partnerships with third parties that could fail.

We have entered and may continue to enter into acquisitions, collaborations, in-licensing agreements, joint ventures, alliances, partnerships or undertake one or more of these transactions in order to retain our competitive position within the marketplace or to expand into new markets. Examples include our acquisitions of DOSE and Avedro, as well as our licensing of Santen’s Preserflo MicroShunt and the Intratus drug delivery platform. However, we cannot assure you that we will be able to successfully complete any future acquisition we choose to pursue, or that we will be able to successfully integrate any acquired business, product or technology in a cost-effective and non-disruptive manner. Our future successes will depend, in part, on our ability to manage an expanded business, which may pose substantial challenges for our management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful in managing such expanded business or that we will realize the expected economies of scale, synergies and other benefits currently anticipated from recent or future acquisitions or strategic transactions. Additionally, some of these collaborations, joint ventures, alliances and partnerships may fail to materialize into commercialized product, including due to failures to obtain regulatory approvals, and could require us to invest a substantial amount of resources only to ultimately fail. These arrangements may be terminated before we are able to realize net sales to sufficiently cover the costs associated therewith, which could materially impact our business. We cannot assure you that any such transaction would result in the benefits expected from the transaction, including revenue growth, increased profitability or an enhancement in our business prospects. Further, pursuing acquisitions, collaborations, in licensing agreements, joint ventures, alliances or partnerships with third parties, whether or not completed, is costly and time-consuming and could distract Company management from the operation of the business, which could negatively impact our operating results.

Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions or data corruption could materially disrupt our operations and adversely affect our business and operating results.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions. Our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, power losses, computer system or data network failures, data corruption and security breaches or other cyber-based attacks, which we have experienced and continue to monitor. Cyber-based attacks can include ransomware, computer denial-of-service attacks, worms, and other malicious software programs introduced to our computers and networks, including intrusions that are disguised and evade detection for an extended period of time, phishing attacks, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage. In addition, a variety of our software systems are cloud-based data management applications, hosted by third-party service providers whose security and information technology systems are subject to similar risks. The failure to protect either our or our service providers’ information technology infrastructure could disrupt our entire operation or result in decreased sales, increased overhead costs, product shortages, loss or misuse of proprietary or confidential information, intellectual property or sensitive or personal information, all of which could have a material adverse effect on our reputation, business, financial condition and operating results.

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

At December 31, 2020, we had approximately $439.4 million, $297.6 million and $13.4 million of net operating loss (NOL) carryforwards for federal, state and foreign purposes, respectively, available to offset future taxable income. The federal NOL carryforwards incurred prior to 2018 begin to expire in 2021, while a federal NOL carryforward of $186.6 million will not expire. The state NOL carryforwards begin to expire in 2021. The foreign NOL carryforwards begin to expire in 2022. At December 31, 2020, we had federal and state R&D credit carryforwards of approximately $32.3 million and $15.7 million, respectively. Federal credits begin to expire in 2021, state credits of $3.4 million begin to expire in 2023, and state credits of $12.2 million carry over indefinitely. We continue to provide a valuation allowance against a portion of these tax attributes because we believe that uncertainty exists with respect to their future realization, as well as with respect to the amount of the tax attributes that will be available in future periods. Utilization of these tax attributes may be subject to annual limitations under the Internal Revenue Code of 1986 Section 382 and Section 383 if the Company experiences an ownership change. To the extent available, we intend to use these NOL and credit carryforwards to offset future taxable income and/or income tax liabilities associated with our operations. There can be no assurance that we will generate sufficient taxable income in the carryforward period to utilize the remaining tax attributes before they expire.

Risks Related to Indebtedness

The requirement that we service our indebtedness could limit the cash flow available for our operations and have other consequences that could adversely affect our business, and we may not have sufficient cash flow from our business to pay our debt obligations.

As of June 30, 2021, we had $287.5 million in principal amount of indebtedness as a result of the issuance of the Convertible Notes. We may also incur additional indebtedness to meet future financing needs. Interest payments, fees, covenants and restrictions under agreements governing our current or future indebtedness, including the indenture governing the Convertible Notes, could have important consequences, including the following: impairing our ability to successfully continue to commercialize our current or future products; limiting our ability to obtain additional financing on satisfactory terms; increasing our vulnerability to general economic downturns, competition and industry conditions; requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness; inhibiting our flexibility to plan for, or react to, changes in our business; and diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Convertible Notes. The occurrence of any one of these events could have an adverse effect on our business, financial condition, operating results or cash flows and ability to satisfy our obligations under the indenture governing the Convertible Notes and any other indebtedness.

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

Our medical devices, drugs, drug/device combination products or other products are subject to extensive government regulation in the U.S. by the FDA, state regulatory authorities and foreign regulatory authorities in the countries in which we conduct business. These regulations relate to, among other things, research and development, design, testing, clinical trials, manufacturing, clearance or approval, environmental controls, safety and efficacy, labeling, advertising, promotion, pricing, recordkeeping, reporting, import and export, post-approval studies and the sale and distribution of our products. See Item 1, Business, “Government Regulation -- Regulation & Reimbursement in the U.S.” and “Regulation & Reimbursement outside the U.S.” contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2021 for additional information.

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

We are subject to healthcare fraud and abuse, anti-kickback, false claims and transparency laws and regulations, among others, which are enforced by federal and state governments with respect to our marketing, training, customer arrangements, financial arrangements with physicians, patient assistance programs, reimbursement support services, and other practices. See Item 1, Business, “Government Regulation -- Regulation & Reimbursement in the U.S.” and “Regulation & Reimbursement outside the U.S.” contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2021 for additional information about the laws and regulations which apply to us. In the foreign markets in which we operate, different pricing and reimbursement systems, which could result in lower reimbursement, could harm our ability to operate our business.

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

In May 2017, the EU adopted Medical Devices Regulation 2017/745 (MDR), which will repeal and replace the Medical Device Directive (MDD). MDR was set to take effect beginning May 26, 2020; however, the effective date of MDR has been postponed a year and took effect on May 26, 2021. Although MDR does not set out a substantially different regulatory system, it provides for stricter controls of medical devices. Under MDR, medical devices with notified body certificates issued under the MDD prior to May 26, 2021 may continue to be marketed and sold as long as those certificates are valid (up to a maximum of five years from the date of issue) or until May 27, 2024 at the latest. After the expiration of any applicable transitional period, only devices that have been CE marked under MDR may be placed on the market in the EU.

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

Our ability to successfully commercialize and achieve market acceptance of our products depends in significant part on adequate financial coverage and reimbursement from third party payors, including governmental payors (such as the Medicare and Medicaid programs in the U.S.), managed care organizations and private health insurers. See Item 1, Business, “Government Regulation -- Regulation & Reimbursement in the U.S.” and “Regulation & Reimbursement outside the U.S.” contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2021 for additional information. Payors continually review the clinical evidence for new technologies and can change their coverage policies without notice or deny payment if the product was not used in accordance with the payor’s coverage policy. Therefore, coverage for our products can differ significantly from payor to payor. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these products and procedures. As a result, the coverage determination process is often time-consuming and costly and requires us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage will be obtained or will be maintained once it is obtained.

In addition to uncertainties surrounding coverage policies, there are periodic changes to reimbursement levels. Without sufficient reimbursement from governmental programs or third party commercial payors, patients may not be able to access our products. The demand for, and the profitability of, our products could be materially harmed if the Medicaid program, Medicare program, other healthcare programs in the U.S. or elsewhere, or third party commercial payors in the U.S. or elsewhere deny reimbursement for our products, limit the indications for which our products will be reimbursed, or provide reimbursement only on unfavorable terms. Further, as we seek to transition the procedures associated with our iStent-related products from a temporary Current Procedural Terminology (CPT) Category III code to a permanent CPT Category I code, there is a high likelihood that the physician and facility reimbursement levels associated with the procedures using our iStent products could be decreased, as demonstrated by the July 2021 Centers for Medicare and Medicaid Services (CMS) proposed decreases in the payment rates for the codes that physicians, hospitals and ASCs will use to seek reimbursement utilizing Glaukos’ trabecular micro-bypass technologies (iStent®, iStent inject®, iStent inject W) when used as approved in combination with cataract surgery. The proposed decreases are currently in the 60-day public comment period closing on September 17, 2021, which will culminate in CMS’ release of the Final Rule, which is expected to be announced by November 2021, for implementation on January 1, 2022. Further, even when a permanent billing code has been assigned to a product, there is no guarantee that coverage will be provided. MACs have in the past, and may in the future, change coverage terms, which could result in inadequate reimbursement and impact the use of our products. If we are unable to maintain our existing codes or obtain new permanent codes for procedures using our products, or obtain new reimbursement codes for our other products in development, we will be subject to significant pricing pressure, which would likely harm our business, results of operations, financial condition and prospects.

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

Intellectual property rights are essential to our business. We have asserted and may in the future need to assert claims of infringement against third parties to protect our rights, or to invalidate or challenge the intellectual property rights of a third party, including those rights owned by our competitors. Additionally, third parties could assert infringement or misappropriation claims against us with respect to our current or future commercial products and seek to invalidate one or more of our patents or trademarks. Intellectual property disputes often involve complex legal and factual questions, and could result in significant costs, substantial damages and our inability to manufacture, market or sell our existing or future products that are found to infringe. Even if we were to prevail in any such action, the litigation or administrative proceeding could result in substantial cost and diversion of resources that could materially and adversely affect our business. Such claims could arise in situations where certain employees, consultants or contractors were previously, or are currently, employed by other medical device, biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property or disclosed the alleged trade secrets or other proprietary information, of these former employers or competitors.

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

Our Restated Certificate of Incorporation (the Glaukos Charter) and our Bylaws provide that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company or its stockholders, (iii) any action or proceeding asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, the Glaukos Charter or our bylaws, or (iv) any action or proceeding asserting a claim governed by the internal affairs doctrine (the Delaware Exclusive Forum Provision). Further, in November 2020, we amended our Bylaws to provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act (the Federal Forum Provision). Our decision to adopt the Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law and means that suits brought by stockholders to enforce any duty or liability created under the Securities Act must be brought in federal court and cannot be brought in state court.

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

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of August 7, 2019, by and between Glaukos Corporation and Avedro, Inc.	8-K	1-37463	2.1	8/7/2019
3.1	Restated Certificate of Incorporation of the Registrant	8-K	1-37463	3.1	06/30/2015
3.2	Amended and Restated Bylaws of the Registrant	8-K	1-37463	3.1	11/20/2020
10.1*	Form of Director and Executive Officer Indemnification Agreement
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed Herewith.

** Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on August 5, 2021.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ JOSEPH E. GILLIAM
Joseph E. Gilliam
Chief Financial Officer and Sr. Vice President, Corporate Development (Principal Accounting and Financial Officer)