Form 10-Q
period 2021-09-30
GLAUKOS Corp
filed 2021-11-08
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 3, 2021, there were 46,890,175 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2021

We use Glaukos, our logo, iStent, iStent inject, iStent inject W, iStent Infinite, iStent SA, iPrism, iDose, Avedro, Photrexa, iLink, KXL, Mosaic and other marks as trademarks. This report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

References throughout this document to “we,” “us,” “our,” the “Company,” or “Glaukos” refer to Glaukos Corporation and its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$113,131	$96,596
Short-term investments	315,834	307,772
Accounts receivable, net	35,236	36,059
Inventory, net	19,720	15,809
Prepaid expenses and other current assets	17,887	13,206
Total current assets	501,808	469,442
Restricted cash	9,416	9,566
Property and equipment, net	60,800	24,008
Operating lease right-of-use asset	28,734	20,009
Finance lease right-of-use asset	49,627	51,443
Intangible assets, net	339,009	357,693
Goodwill	66,134	66,134
Deposits and other assets	8,601	7,207
Total assets	$1,064,129	$1,005,502

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,459	$4,371
Accrued liabilities	54,991	45,331
Total current liabilities	63,450	49,702
Convertible senior notes	279,683	189,416
Operating lease liability	29,889	20,704
Finance lease liability	72,803	60,690
Deferred tax liability, net	8,274	10,512
Other liabilities	8,981	7,029
Total liabilities	463,080	338,053

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 46,892 and 45,275 shares issued and 46,864 and 45,247 shares outstanding as of September 30, 2021 and December 31, 2020 respectively	47	45
Additional paid-in capital	943,486	976,590
Accumulated other comprehensive income	987	1,004
Accumulated deficit	(343,339)	(310,058)
Less treasury stock (28 shares as of September 30, 2021 and December 31, 2020)	(132)	(132)
Total stockholders' equity	601,049	667,449
Total liabilities and stockholders' equity	$1,064,129	$1,005,502

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$74,710	$64,831	$220,771	$151,725
Cost of sales	15,370	17,932	49,762	72,129
Gross profit	59,340	46,899	171,009	79,596
Operating expenses:
Selling, general and administrative	44,470	38,947	131,691	127,609
Research and development	28,846	20,304	74,321	64,148
In-process research and development	5,000	-	10,000	-
Litigation-related settlement	(30,000)	-	(30,000)	-
Total operating expenses	48,316	59,251	186,012	191,757
Income (loss) from operations	11,024	(12,352)	(15,003)	(112,161)
Non-operating expense:
Interest income	291	595	1,016	1,881
Interest expense	(3,413)	(5,732)	(9,948)	(8,485)
Other (expense) income, net	(1,470)	852	(3,097)	342
Total non-operating expense	(4,592)	(4,285)	(12,029)	(6,262)
Income (loss) before taxes	6,432	(16,637)	(27,032)	(118,423)
Income tax provision (benefit)	202	(889)	689	(8,723)
Net income (loss)	$6,230	$(15,748)	$(27,721)	$(109,700)
Basic net income (loss) per share	$0.13	$(0.35)	$(0.60)	$(2.48)
Diluted net income (loss) per share	$0.13	$(0.35)	$(0.60)	$(2.48)
Weighted average shares used to compute basic net income (loss) per share	46,737	44,706	46,255	44,302
Weighted average shares used to compute diluted net income (loss) per share	49,320	44,706	46,255	44,302

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$6,230	$(15,748)	$(27,721)	$(109,700)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	369	(423)	548	141
Unrealized (loss) gain on short-term investments	(34)	(170)	(565)	403
Other comprehensive income (loss)	335	(593)	(17)	544
Total comprehensive income (loss)	$6,565	$(16,341)	$(27,738)	$(109,156)

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income	deficit	Shares	Amount	equity
Balance at December 31, 2020	45,275	$45	$976,590	$1,004	$(310,058)	(28)	$(132)	$667,449
Effect of adoption of ASU 2020-06	—	—	(81,553)	—	(5,560)	—	—	(87,113)
Common stock issued under stock plans	741	1	17,034	—	—	—	—	17,035
Stock-based compensation	—	—	8,748	—	—	—	—	8,748
Other comprehensive income	—	—	—	124	—	—	—	124
Net loss	—	—	—	—	(16,469)	—	—	(16,469)
Balance at March 31, 2021	46,016	$46	$920,819	$1,128	$(332,087)	(28)	$(132)	$589,774
Common stock issued under stock plans	481	—	4,525	—	—	—	—	4,525
Stock-based compensation	—	—	7,984	—	—	—	—	7,984
Other comprehensive loss	—	—	—	(476)	—	—	—	(476)
Net loss	—	—	—	—	(17,482)	—	—	(17,482)
Balance at June 30, 2021	46,497	$46	$933,328	$652	$(349,569)	(28)	$(132)	$584,325
Common stock issued under stock plans	395	1	3,969	—	—	—	—	3,970
Stock-based compensation		—	6,189	—	—	—	—	6,189
Other comprehensive loss		—	—	335	—	—	—	335
Net income		—	—	—	6,230	—	—	6,230
Balance at September 30, 2021	46,892	$47	$943,486	$987	$(343,339)	(28)	$(132)	$601,049

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income	deficit	Shares	Amount	equity
Balance at December 31, 2019	43,530	$44	$861,740	$1,330	$(189,710)	(28)	$(132)	$673,272
Common stock issued under stock plans	589	—	4,220	—	—	—	—	4,220
Stock-based compensation	—	—	17,176	—	—	—	—	17,176
Other comprehensive income	—	—	—	689	—	—	—	689
Net loss	—	—	—	—	(54,058)	—	—	(54,058)
Balance at March 31, 2020	44,119	$44	$883,136	$2,019	$(243,768)	(28)	$(132)	$641,299
Common stock issued under stock plans	459	1	1,633	—	—	—	—	1,634
Stock-based compensation	—	—	13,062	—	—	—	—	13,062
Equity component of convertible senior notes, net of transaction costs of $3,267 and taxes of $12,891	—	—	81,554	—	—	—	—	81,554
Purchase of capped calls related to issuance of convertible senior notes	—	—	(35,679)	—	—	—	—	(35,679)
Other comprehensive income	—	—	—	448	—	—	—	448
Net loss	—	—	—	—	(39,894)	—	—	(39,894)
Balance at June 30, 2020	44,578	$45	$943,706	$2,467	$(283,662)	(28)	$(132)	$662,424
Common stock issued under stock plans	277	—	5,821	—	—	—	—	5,821
Stock-based compensation	—	—	9,659	—	—	—	—	9,659
Other comprehensive income	—	—	—	(593)	—	—	—	(593)
Net loss	—	—	—	—	(15,748)	—	—	(15,748)
Balance at September 30, 2020	44,855	$45	$959,186	$1,874	$(299,410)	(28)	$(132)	$661,563

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net loss	$(27,721)	$(109,700)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,475	3,297
Amortization of intangible assets	18,684	18,684
Amortization of lease right-of-use assets	3,519	3,836
Amortization of debt issuance costs	1,030	3,234
Deferred income tax benefit	(72)	(9,340)
(Gain) loss on disposal of fixed assets	(3)	287
Stock-based compensation	22,921	37,733
Change in fair value of cash settled stock options	-	(3,172)
Unrealized foreign currency losses	1,836	22
Amortization of premium on short-term investments	773	229
Other liabilities	1,951	3,343
Changes in operating assets and liabilities:
Accounts receivable, net	494	5,629
Inventory, net	(4,257)	22,578
Prepaid expenses and other current assets	(5,039)	(4,329)
Accounts payable and accrued liabilities	11,666	(6,141)
Other assets	102	218
Net cash provided by (used in) operating activities	29,359	(33,592)
Investing activities
Purchases of short-term investments	(191,756)	(273,798)
Proceeds from sales and maturities of short-term investments	182,356	78,084
Purchases of property and equipment	(38,458)	(4,790)
Proceeds from disposal of property and equipment	3	-
Investment in company-owned life insurance	(1,505)	(1,097)
Net cash used in investing activities	(49,360)	(201,601)
Financing activities
Proceeds from convertible senior notes	-	287,500
Payment of convertible senior notes transaction costs	-	(9,614)
Purchase of capped calls related to issuance of convertible senior notes	-	(35,679)
Proceeds from exercise of stock options	24,383	10,258
Proceeds from share purchases under Employee Stock Purchase Plan	4,817	4,025
Payment of employee taxes related to vested restricted stock units	(3,670)	(2,607)
Principal paid on finance lease	(555)	-
Proceeds from tenant improvement allowance	12,668	-
Net cash provided by financing activities	37,643	253,883
Effect of exchange rate changes on cash and cash equivalents	(1,257)	(126)
Net increase in cash, cash equivalents and restricted cash	16,385	18,564
Cash, cash equivalents and restricted cash at beginning of period	106,162	71,756
Cash, cash equivalents and restricted cash at end of period	$122,547	$90,320
Supplemental disclosures of cash flow information
Taxes paid	$307	$418

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

The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements.  As permitted under those rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted.  In the opinion of management, the unaudited interim financial statements reflect all adjustments necessary for the fair presentation of the Company’s financial information contained herein. All such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements.  These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2020, which are contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 1, 2021. The Company’s results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period.

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

2022 reimbursement rates

On November 2, 2021, the Centers for Medicare & Medicaid Services (CMS) published its Final Rules for 2022 Medicare physician fee payment rates and 2022 Medicare facility fee payment rates for services furnished in both the hospital outpatient and ambulatory surgery center settings. These Final Rules supercede the proposed rates that were issued in July 2021. Compared to the current reimbursement rates, the Final Rules contain a new, significantly lower physician fee related to the implantation of trabecular bypass stents, such as the Company’s iStent family of products, in conjunction with cataract surgery, while the facility fee schedule related to reimbursement for surgeries that include implantation of trabecular bypass stents, such as the Company’s iStent family of products, in conjunction with cataract surgery, would slightly decrease reimbursements to an ambulatory surgery center and increase reimbursements to a hospital. These CMS reimbursement rates will take effect January 1, 2022, subject to any updates or corrections by CMS.

Settlement of Patent Litigation

On September 14, 2021, the Company entered into a Settlement Agreement (Settlement Agreement) with Ivantis, Inc. (Ivantis), pursuant to which the Company and Ivantis agreed to terminate the patent infringement lawsuit the Company had filed against Ivantis on April 14, 2018 in the U.S. District Court for the Central District of California, Southern Division (the Lawsuit). In the Lawsuit, the Company alleged that Ivantis’ Hydrus® Microstent device infringes the Company’s U.S. Patent Nos. 6,626,858 and 9,827,143. Pursuant to the terms of the Settlement Agreement, Ivantis will pay Glaukos a cash payment of $60.0 million, $30.0 million of which was paid to Glaukos in the quarter ended September 30, 2021, and $30.0 million of which will be paid by December 31, 2022. The $30.0 million cash payment received during the quarter ended September 30, 2021 is included in litigation-related settlement as a reduction of operating expenses on the condensed consolidated income statement.

Additionally, Ivantis will make quarterly royalty payments to the Company in the amount of 10% of Ivantis’ Hydrus Microstent U.S. sales and any international sales supplied out of the U.S. beginning in the fourth quarter of 2021 through April 26, 2025, subject to a per-unit minimum payment. Glaukos and Ivantis have dismissed with prejudice all of their claims against each other in the Lawsuit, which was scheduled for trial beginning on or around September 28, 2021, and in related lawsuits in other forums and jurisdictions. The parties also have agreed to mutual licenses and covenants not to sue the other party for patent infringement relating to Ivantis’ Hydrus Microstent or Glaukos’ micro-stent devices.

Attillaps License Agreement

On September 20, 2021, the Company announced that it entered into a licensing agreement (Attillaps License Agreement) with Attillaps Holdings, Inc. (Attillaps) under which Attillaps granted Glaukos a global exclusive license to Attillaps’ proprietary library of investigational pharmaceutical compounds that target the eradication of Demodex mites, which are the root cause of Demodex blepharitis and often associated with meibomian gland dysfunction and related ophthalmic diseases. Under the Attillaps License Agreement, the Company has the exclusive global right to research, develop, manufacture and commercialize products using certain acetylcholinesterase inhibitors for the treatment of ophthalmic diseases caused by Demodex mites. The Company paid $5.0 million upon the signing of the Attillaps License Agreement, which is included in in-process research and development expenses within the condensed consolidated statement of operations. The Company will have ongoing milestone and royalty payment obligations depending on the success of the development, approval and commercialization of the compounds.

Note 2.  Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2021, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021, including in connection with the Company’s adoption of the accounting pronouncements noted below in the sub-heading “Recently Adopted Accounting Pronouncements” with the exception of the adoption of Accounting Standards Update (ASU) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06). See Recently Adopted Accounting Pronouncements and Note 9. Convertible Senior Notes for more detail.

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

The Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021 reflect the Company’s estimates of the impact of the ongoing COVID-19 pandemic. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are uncertain, including the duration and severity of the COVID-19 outbreak, the severity and transmission rates of new and more contagious and/or vaccine-resistant variants of COVID-19, and the actions taken to contain it or treat COVID-19, including the availability, distribution, rate of public acceptance and efficacy of vaccines for COVID-19, as well as the economic impact on local, regional, national and international customers and markets. As a result, there may be changes to the Company’s estimates regarding the impact of COVID-19 in future periods.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that equate to the amount reported in the condensed consolidated statement of cash flows as of the beginning and end of the nine months ended September 30, 2021 (in thousands):

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$113,131	$96,596
Restricted cash	9,416	9,566
Cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$122,547	$106,162

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

Note 3.  Balance Sheet Details

Short-term Investments

Short-term investments consisted of the following (in thousands):

	At September 30, 2021
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government bonds	less than 2	$74,764	$13	$(9)	$74,768
U.S. government agency bonds	less than 3	123,916	62	(36)	123,942
Bank certificates of deposit	less than 2	20,800	4	(3)	20,801
Commercial paper	less than 1	2,996	1	—	2,997
Corporate notes	less than 3	59,408	114	(26)	59,496
Asset-backed securities	less than 2	14,488	74	(2)	14,560
Municipal bonds	less than 3	19,271	20	(21)	19,270
Total		$315,643	$288	$(97)	$315,834

	At December 31, 2020
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	less than 3	206,704	223	(3)	206,924
Bank certificates of deposit	less than 1	20,700	8	-	20,708
Commercial paper	less than 1	1,500	-	-	1,500
Corporate notes	less than 3	54,866	308	(1)	55,173
Asset-backed securities	less than 2	13,290	205	-	13,495
Municipal bonds	less than 3	9,954	21	(3)	9,972
Total		$307,014	$765	$(7)	$307,772

Accounts Receivable, Net

Accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accounts receivable	$36,654	$37,729
Allowance for credit losses	(1,418)	(1,670)
	$35,236	$36,059

The Company’s allowance for credit losses represents management’s estimate of current expected credit losses and there were immaterial bad-debt write offs charged during the three and nine months ended September 30, 2021.

As of September 30, 2021, the Company evaluated the current and expected future economic and market conditions surrounding the COVID-19 pandemic as it relates to collectability of its accounts receivable and determined the estimate of expected credit losses was not materially impacted. The Company will continue to re-evaluate the estimate of credit losses related to COVID-19 in conjunction with its assessment of expected credit losses in subsequent quarters.

Additionally, no customers accounted for more than 10% of net accounts receivable as of September 30, 2021 or December 31, 2020.

Inventory, Net

Inventory, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Finished goods	$5,966	$5,346
Work in process	5,695	3,584
Raw material	8,059	6,879
	$19,720	$15,809

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued bonuses	$10,955	$10,815
Accrued vacation benefits	4,355	3,728
Accrued payroll taxes	6,908	3,198
Other accrued liabilities	32,773	27,590
	$54,991	$45,331

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		At September 30, 2021
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds (i)	$2,554	$2,554	$-	$-
Available for sale securities:
U.S. government agency bonds (ii)	123,942	-	123,942	-
U.S. government bonds (ii)	74,768	-	74,768	-
Bank certificates of deposit (ii)	20,801	-	20,801	-
Commercial paper (ii)	2,997	-	2,997	-
Corporate notes (ii)	59,496	-	59,496	-
Asset-backed securities (ii)	14,560	-	14,560	-
Municipal bonds (ii)	19,270	-	19,270	-
Investments held for deferred compensation plans	6,836	-	6,836	-
Total Assets	$325,224	$2,554	$322,670	$-
Liabilities
Deferred compensation plans	$6,859	$-	$6,859	$-
Total Liabilities	$6,859	-	$6,859	$-

		At December 31, 2020
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets

Cash equivalents:
Money market funds (i)	$5,169	$5,169	$-	$-
Available for sale securities:
U.S. government agency bonds (ii)	206,924	-	206,924	-
Bank certificates of deposit (ii) (iii)	25,708	-	25,708	-
Commercial paper (ii)	1,500	-	1,500	-
Corporate notes (ii)	55,173	-	55,173	-
Asset-backed securities (ii)	13,495	-	13,495	-
Municipal bonds (ii)	9,972	-	9,972	-
Investments held for deferred compensation plans	5,331		5,331	-
Total Assets	$323,272	$5,169	$318,103	$-
Liabilities
Deferred compensation plans	$5,232	-	$5,232	-
Total Liabilities	$5,232	$-	$5,232	$-
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)	As of December 31, 2020, a bank certificate of deposit totaling $5,000 (in thousands) is included in cash and cash equivalents on the condensed consolidated balance sheets, as the investment had a maturity of three months or less from the date of purchase on the condensed consolidated balance sheets.

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of September 30, 2021 and December 31, 2020.

Convertible Senior Notes

As of September 30, 2021, the fair value of the Convertible Notes was $346.1 million. The fair value was determined on the basis of the market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 9, Convertible Senior Notes for additional information.

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

On November 14, 2018, the Company entered into an office building lease pursuant to which the Company will lease one property containing three existing office buildings, comprising approximately 160,000 rentable square feet of space, located in Aliso Viejo, California (Aliso Facility) which was accounted for as a finance lease. The term of the Aliso Facility commenced on April 1, 2019 and continues for thirteen years. The agreement contains an option to extend the lease for two additional five year periods at market rates. The Company intends to relocate its corporate administrative headquarters, along with certain laboratory, research and development and warehouse space, to the Aliso Facility in the first quarter of 2022. The lease landlord agreed to provide the Company with a tenant improvement allowance in the amount of the cost of any leasehold improvements, not to exceed approximately $12.7 million, upon the Company providing the necessary documentation evidencing the costs of the allowable leasehold improvements. All of the aforementioned tenant improvement allowances were utilized by the end of the quarter ended June 30, 2021 and during and as of the nine months ended September 30, 2021 the Company received $12.7 million in reimbursements.

The Company also leases two adjacent facilities located in San Clemente, California and a facility in Burlington, Massachusetts. The total leased square footage of the San Clemente facilities equals approximately 98,000. On July 2, 2020, the Company extended the term of the San Clemente facilities by five years, both of which now expire on May 31, 2030. Each San Clemente facility lease contains an option to extend the lease for one additional five-year period at market rates. The total leased square footage of the Burlington facility is approximately 60,000 square feet, and the lease expires on July 31, 2033. The Burlington facility lease contains an option to extend the lease for one additional five-year period at market rates.

The Company currently intends to maintain its manufacturing facilities at its San Clemente and Burlington locations for the foreseeable future. The Company leases approximately 27,000 square feet of office and laboratory space in Waltham, Massachusetts, pursuant to a lease agreement that expires in 2023.

The Company’s remaining U.S.-based and foreign subsidiaries’ leased office space totals less than 14,000 square feet.

The following table presents the maturity of the Company’s operating and finance lease liabilities as of September 30, 2021:

Maturity of Lease Liabilities	Operating	Finance
(in thousands)	Leases (a)	Leases (b)
Remainder of 2021	$548	$—
2022	3,879	—
2023	3,513	11,115
2024	3,290	5,184
2025	3,274	5,340
2026	3,359	5,500
Thereafter	36,630	107,533
Total lease payments	$54,493	$134,672
Less: imputed interest	23,428	61,869
Total lease liabilities	$31,065	$72,803
(a)	Operating lease payments include $20.6 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Finance lease payments include $75.8 million related to options to extend lease terms that are reasonably certain of being exercised.

Note 6.   Intangible Assets and Goodwill

Avedro intangible assets

As part of the Avedro Merger on November 21, 2019, the Company acquired identifiable intangible assets for (i) developed technology related to Photrexa, a bio-activated pharmaceutical therapy for the corneal cross-linking treatment of keratoconus, which is being amortized to cost of sales over a weighted-average estimated useful life of approximately 11 years, and (ii) customer relationships, which will be amortized to selling, general and administrative expense over an estimated useful life of five years. The Company also acquired in-process research and development (IPR&D) related to other applications of Avedro’s corneal remodeling platform, which will not be amortized until technological feasibility is met, but will be assessed for impairment annually, or more frequently if indicators of impairment become present.

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

For the three months ended September 30, 2021 and September 30, 2020, amortization expense related to the above finite-lived intangible assets was approximately $5.5 million and $0.7 million, recorded in cost of sales and selling, general and administrative expenses, respectively, in the condensed consolidated statement of operations. For the nine months ended September 30, 2021 and September 30, 2020, amortization expense related to the above finite-lived intangible assets was approximately $16.6 million and $2.1 million, recorded in cost of sales and selling, general and administrative expenses, respectively, in the condensed consolidated statement of operations.

The Company evaluated its indefinite-lived intangible assets for impairment, including any considerations specific to the COVID-19 pandemic utilizing the methodology pursuant to the adoption of ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) and concluded these intangible assets were not impaired as of September 30, 2021.

Goodwill

The assessment of goodwill by reporting unit is performed annually, in the fourth quarter, or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on the Company’s reporting unit. Based on interim assessments, the Company did not identify any “triggering” events, as described in ASC 350-20, which would indicate an impairment of goodwill is more likely than not as of September 30, 2021.

The following table presents the composition of the Company’s intangible assets and goodwill (in thousands):

	Estimated	As of September 30, 2021			As of December 31, 2020
	Useful	Gross			Gross
	Life	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed technology	11.4	$252,200	(40,962)	211,238	252,200	(24,393)	227,807
Customer relationships	5.0	14,100	(5,229)	8,871	14,100	(3,114)	10,986
Intangible assets subject to amortization		266,300	(46,191)	220,109	266,300	(27,507)	238,793

In-process research and development	Indefinite	$118,900	—	118,900	118,900	—	118,900

Goodwill	Indefinite	$66,134	—	66,134	66,134	—	66,134

Total		$451,334	$(46,191)	$405,143	$451,334	$(27,507)	$423,827

As of September 30, 2021, expected amortization expense for unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Remainder of 2021	$6,228
2022	24,912
2023	24,912
2024	24,618
2025	22,092
Thereafter	117,347
Total amortization	$220,109

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

Disaggregation of Revenue

The Company’s revenues disaggregated by product category and geography for the three and nine months ended September 30, 2021 and September 30, 2020 were as follows (in thousands):

	Three Months Ended
	September 30,
	United States		International		Total
	2021	2020	2021	2020	2021	2020

Glaucoma	$43,381	$39,164	$15,099	$12,762	$58,480	$51,926
Corneal Health	13,381	11,435	2,849	1,470	16,230	12,905
Total	$56,762	$50,599	$17,948	$14,232	$74,710	$64,831

	Nine Months Ended
	September 30,
	United States		International		Total
	2021	2020	2021	2020	2021	2020

Glaucoma	$129,583	$89,992	$45,320	$31,015	$174,903	$121,007
Corneal Health	38,654	26,160	7,214	4,558	45,868	30,718
Total	$168,237	$116,152	$52,534	$35,573	$220,771	$151,725

Contract Balances

Contract Assets

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days for glaucoma and corneal health products, though extended payment terms on corneal health products may be offered. However, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of September 30, 2021 and December 31, 2020, all amounts included in accounts receivable, net on the condensed consolidated balance sheets are related to contracts with customers.

Sales commissions earned on U.S. sales of KXL systems are capitalized as the commissions represent costs to obtain a contract and the amortization period is deemed greater than one year. These costs are deferred in other assets on the Company’s condensed consolidated balance sheets, net of the short term portion included in prepaid assets and other current assets, and are amortized as a sales and marketing expense on a straight-line basis over the expected period of benefit. Capitalized sales commissions and the related amortization expense included in the condensed consolidated financial statements were immaterial as of September 30, 2021 and December 31, 2020.

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

Additionally, in the U.S. the Company has a performance obligation related to its customers’ right to a future discount on single dose pharmaceutical purchases, and, to a lesser extent, extended warranty service contracts. The amount allocated to the customers’ right to a future discount is expected to be recognized when the customer elects to utilize the discount, which is generally within one year. As of September 30, 2021 and December 31, 2020, this amount was immaterial as was the amount allocated to extended warranty service contracts.

During the three and nine months ended September 30, 2021 and September 30, 2020, the Company did not recognize any revenue related to material changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

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

The Company’s computation of net income (loss) per share is as follows (in thousands except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) – basic and diluted	$6,230	$(15,748)	$(27,721)	$(109,700)
Denominator:
Weighted average number of common shares outstanding - basic	46,737	44,706	46,255	44,302
Common stock equivalents from outstanding common stock options	2,210	-	-	-
Common stock equivalents from unvested restricted stock units	365	-	-	-
Common stock equivalents for ESPP	8
Weighted average number of common shares outstanding - diluted	49,320	44,706	46,255	44,302

Basic net income (loss) per share	$0.13	$(0.35)	$(0.60)	$(2.48)

Diluted net income (loss) per share	$0.13	$(0.35)	$(0.60)	$(2.48)

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive were as follows (in common stock equivalent shares, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Convertible senior notes	5,125	-	5,125	-
Stock options outstanding	218	4,490	3,222	4,579
Unvested restricted stock units	456	519	752	499
Employee stock purchase plan	-	14	5	14
	5,799	5,023	9,104	5,092

The Shares underlying the Convertible Notes did not have an impact on the Company’s diluted share count for the quarter ended September 30, 2021 pursuant to the Company’s adoption of ASU 2020-06 as to do so would have been considered anti-dilutive. See “Recently Adopted Accounting Pronouncements” and Note 9. Convertible Senior Notes for additional detail.

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

During the quarter ended September 30, 2021, the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter was not greater than or equal to 130% of the conversion price on each applicable trading day, and therefore the Convertible Notes may not be converted at the option of the holders during the quarter ending December 31, 2021. Consequently, the Convertible Notes were classified within long-term liabilities on the condensed consolidated balance sheet as of September 30, 2021.

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

After the adoption of ASU 2020-06, the Convertible Notes are no longer bifurcated into separate liability and equity components in the Company’s condensed consolidated balance sheet as of September 30, 2021. Rather, the $287.5 million principal amount of the Convertible Notes, less $7.8 million in unamortized debt issuance costs, was classified as a current liability in the condensed consolidated balance sheet as of September 30, 2021.

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

After the adoption of ASU 2020-06, the Company recorded an adjustment to the liability and equity components under the same premise (i.e., as if debt issuance costs had always been treated as a contra-liability only). As of September 30, 2021, the unamortized debt issuance costs on the Convertible Notes was $7.8 million and is amortized using the effective interest rate method over the term of the Convertible Notes, for the next 5.7 years.

Interest expense relating to the Convertible Notes in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 are summarized as follows (in thousands):

	Three months ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Contractual interest expense	$1,977	$5,930
Amortization of debt issuance costs	343	1,030
Total interest expense	$2,320	$6,960

The effective interest rate for the three and nine months ended September 30, 2021 was 3.23%.

As of September 30, 2021, the Convertible Senior Notes on the condensed consolidated balance sheets represented the carrying amount of the Convertible Notes, net of unamortized debt issuance costs, which are summarized as follows (in thousands):

As of
September 30,
2021
Convertible Notes	$287,500
Less: Unamortized debt issuance costs	(7,817)
Carrying amount of Convertible Notes	$279,683

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

The capped call transactions are separate transactions that the Company entered into with the Option Counterparties, are not part of the terms of the Convertible Notes and will not change the holders’ rights under the Convertible Notes. As the capped call transactions meet certain accounting criteria, the cost of the capped call transactions of $35.7 million was recorded as a reduction in additional paid-in capital in the condensed consolidated balance sheets and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of September 30, 2021, the Company had not purchased any shares under the capped call transactions.

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

The Company has 5,000,000 shares of authorized preferred stock issuable, and there was no preferred stock outstanding as of September 30, 2021 and December 31, 2020. Each share of common stock is entitled to one vote.

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

All share-based compensation arrangements

The following table summarizes the allocation of stock-based compensation related to stock options and RSUs and includes Replacement Awards, as well as cash-settled stock options in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of sales	$469	$1,029	$1,341	$2,001
Selling, general and administrative	4,135	6,814	16,527	25,460
Research and development	1,585	1,816	5,053	7,100
Total	$6,189	$9,659	$22,921	$34,561

Of the total stock-based compensation of $34.6 million for the nine months ended September 30, 2020, a $(3.2) million fair value adjustment was recorded during the nine months ended September 30, 2020 related to cash-settled options.

For the three and nine months ended September 30, 2021, $0.8 million and $1.8 million was expensed related to the Replacement Awards, respectively and for the three and nine months ended September 30, 2020, $2.4 million and $11.7 million was expensed related to the Replacement Awards, respectively.

At September 30, 2021, the total unamortized stock-based compensation expense was approximately $59.0 million of which $9.9 million was attributable to stock options and is to be recognized over the stock options’ remaining vesting terms of approximately 4.0 years (1.8 years on a weighted average basis). The remaining $49.1 million was attributable to RSUs and is to be recognized over the RSUs’ vesting terms of approximately 4.0 years (2.5 years on a weighted-average basis). Of the total unamortized stock-based compensation expense as of September 30, 2021, approximately $1.6 million relates to Replacement Awards, which will be fully amortized by the end of 2023.

The total stock-based compensation cost capitalized in inventory was not material for the three and nine month periods ended September 30, 2021 and September 30, 2020.

Note 11.  Income Taxes

The provision for income taxes is determined using an effective tax rate. For the three and nine months ended September 30, 2021, the Company’s estimated effective tax rate of 3.14% and (2.55)%, respectively, was lower than the U.S. federal statutory rate primarily due to the generation of U.S. NOL carryforwards, which are partially offset by a valuation allowance, as well as state and foreign income taxes. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of NOL carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. For the three and nine months ended September 30, 2021, the Company recorded a provision for income taxes of $0.2 million and $0.7 million, respectively, which was primarily comprised of state and foreign income taxes. For the three and nine months ended September 30, 2020, the

Company recorded a benefit for income taxes of $0.9 million and $8.7 million, respectively, which was primarily comprised of U.S. federal, state, and foreign income taxes because intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities, along with NOL and tax credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. For the three and nine months ended September 30, 2021, the Company has recorded a valuation allowance against the portion of its deferred tax asset which are not more likely than not to be realized.

Additionally, the Company follows an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. As of September 30, 2021 and December 31, 2020, the Company had gross unrecognized tax benefits of $25.0 million and $22.8 million, respectively.

Note 12.  Commitments and Contingencies

Patent Litigation

On September 14, 2021, the Company entered into the Settlement Agreement with Ivantis, pursuant to which the Company and Ivantis agreed to terminate the Lawsuit. The Lawsuit was previously disclosed by the Company in a Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 16, 2018. In the Lawsuit, the Company alleged that Ivantis’ Hydrus® Microstent device infringes the Company’s U.S. Patent Nos. 6,626,858 and 9,827,143. Pursuant to the terms of the Settlement Agreement, Ivantis will pay Glaukos a cash payment of $60.0 million, $30.0 million of which was paid to Glaukos in the quarter ended September 30, 2021, and $30.0 million of which will be paid by December 31, 2022. The $30.0 million cash payment received during the quarter ended September 30, 2021 is included in litigation-related settlement as a reduction of operating expenses on the condensed consolidated income statement.

Additionally, Ivantis will make quarterly royalty payments to the Company in the amount of 10% of Ivantis’ Hydrus® Microstent U.S. sales and any international sales supplied out of the U.S. beginning in the fourth quarter of 2021 through April 26, 2025, subject to a per-unit minimum payment. Glaukos and Ivantis have dismissed with prejudice all of their claims against each other in the Lawsuit, which was scheduled for trial beginning on or around September 28, 2021, and in related lawsuits in other forums and jurisdictions. The parties also have agreed to mutual licenses and covenants not to sue the other party for patent infringement relating to Ivantis’ Hydrus® Microstent or Glaukos’ micro-stent devices.

Secured Letters of Credit

The Company had a bank issue a letter of credit in the amount of $8.8 million that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account of approximately $8.8 million as of September 30, 2021 and December 31, 2020. Beginning as of the first day of the thirty-seventh month of the lease term, and on each twelve month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

The Company has one other irrevocable standby letters of credit secured with approximately $0.6 million of cash in a restricted account related to its office lease agreements.

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the UC Agreement) with the Regents of the University of California (the University) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the University a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the UC Agreement, Glaukos agreed to pay to the University a low single-digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $0.5 million. This ongoing product payment obligation will change as patent coverage on certain products begins to lapse, and will terminate entirely on the date the last of the Patent Rights expires, which is currently expected to be in the fourth quarter of 2022. For the three months ended September 30, 2021 and September 30, 2020, the Company recorded approximately $1.1 million and $1.3 million, respectively, in cost of sales in connection with the product payment. For the nine months ended September 30, 2021 and September 30, 2020, the Company recorded approximately $3.2 million and $3.0 million, respectively, in cost of sales in connection with the product payment.

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

Executive Deferred Compensation Plan

Pursuant to the Company’s Deferred Compensation Plan, eligible senior level employees are permitted to make elective deferrals of compensation to which he or she will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of COLIs. The fair value of the Deferred Compensation Plan liability, included in other liabilities on the condensed consolidated balance sheets, was approximately $6.9 million and $5.2 million as of September 30, 2021 and December 31, 2020, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the condensed consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $6.8 million and $5.3 million as of September 30, 2021 and December 31, 2020, respectively.

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

Note 14.  Subsequent Events

On November 2, 2021, CMS published its Final Rules for 2022 Medicare physician fee payment rates and 2022 Medicare facility fee payment rates for services furnished in both the hospital outpatient and ambulatory surgery center settings. For additional information, please see the Recent Developments section of Note 1, “Organization and Basis of Presentation.”

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

Impact of COVID-19 Pandemic and Current Economic Environment

While the COVID-19 pandemic and subsequent economic slowdown materially impacted the global demand for our products starting March 2020 we began to see an early recovery toward more normalized levels for cataract and keratoconus procedures as early as May 2020, a trend that has generally continued, with periodic volatility in certain geographies in which we operate, through October 31, 2021.

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

Additionally, some of our vendors are experiencing supply challenges, both in the acquisition of raw materials as well as due to limited headcount resources. These challenges have led to delays and partial or unfulfilled deliveries of certain components needed for the manufacture of our products, in some cases requiring us to find second sources for materials. If these delays and partial or unfulfilled deliveries persist, they could impact our ability to ship some of our products to our customers, or bring some of our pipeline products to market, in a timely manner. We believe that much of these supply challenges stem from the ongoing obstacles presented by COVID-19.

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

Financial Overview

Our net sales increased to $74.7 million for the three months ended September 30, 2021 from $64.8 million for the three months ended September 30, 2020. Our net sales increased to $220.8 million for the nine months ended September 30, 2021 from $151.7 million for the nine months ended September 30, 2020. We generated net income of $6.2 million for the three months ended September 30, 2021 and incurred a net loss of $15.7 million for the three months ended September 30, 2020. We incurred net losses of $27.7 million and $109.7 million for the nine months ended September 30, 2021 and September 30, 2020 respectively. As discussed above, the COVID-19 pandemic impacted our net sales for the three and nine months ended September 30, 2021 and September 30, 2020.

As of September 30, 2021, we had cash, cash equivalents, short-term investments, and restricted cash of approximately $438.4 million, compared to $413.9 million as of December 31, 2020. As of September 30, 2021, we had an accumulated deficit of $343.3 million.

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

Recent Developments

2022 reimbursement rates

On November 2, 2021, the Centers for Medicare & Medicaid Services (CMS) published its Final Rules for 2022 Medicare physician fee payment rates and 2022 Medicare facility fee payment rates for services furnished in both the hospital outpatient and ambulatory surgery center settings. These Final Rules supercede the proposed rates that were issued by CMS in July 2021. Compared to the current reimbursement rates, the Final Rules contain a new, significantly lower physician fee related to the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, while the facility fee schedule related to reimbursement for surgeries that include implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, would slightly decrease reimbursements to an ambulatory surgery center and increase reimbursements to a hospital. We estimate that approximately 80% of procedures utilizing our trabecular micro-bypass technologies in the U.S. are performed in the ambulatory surgery center setting and the remaining estimated 20% of procedures are performed in the hospital. Additionally, the Final Rules establish facility fee payment rates that are lower than anticipated for standalone insertion of an aqueous drainage device in the ambulatory surgery center and hospital setting, which would be the procedure that such facilities will use with our iStent infinite product, which is not yet approved by the U.S. Food & Drug Administration. These CMS reimbursement rates will take effect January 1, 2022, subject to any updates or corrections by CMS.

The proposed reduction in reimbursement rates itself has impacted U.S. Glaucoma volumes during our third and fourth quarter of 2021 as typical customer ordering patterns have been disrupted and trialing of competitive products has increased in anticipation of potential physician and facility fee reimbursement rate decreases that would be effective in 2022 if the rule as proposed was finalized. As confirmed in the Final Rules, the reduction of the physician fee may have an adverse impact on procedural iStent family product volumes, in conjunction with cataract surgery, in 2022, as well as on our U.S. combo-cataract Glaucoma revenues, gross profit, and net income, the full extent of which is not known at this time.

Settlement of Patent Litigation

On September 14, 2021, we entered into a Settlement Agreement (Settlement Agreement) with Ivantis, Inc. (Ivantis), pursuant to which we and Ivantis agreed to terminate the patent infringement lawsuit we had filed against Ivantis on April 14, 2018 in the U.S. District Court for the Central District of California, Southern Division (the

Lawsuit). In the Lawsuit, we alleged that Ivantis’ Hydrus® Microstent device infringes our U.S. Patent Nos. 6,626,858 and 9,827,143. Pursuant to the terms of the Settlement Agreement, Ivantis will pay us a cash payment of $60.0 million, $30.0 million of which was paid to us in the quarter ended September 30, 2021, and $30.0 million of which will be paid by December 31, 2022. The $30.0 million cash payment received during the quarter ended September 30, 2021 is included in litigation-related settlement as a reduction of operating expenses on the condensed consolidated income statement.

Additionally, Ivantis will make quarterly royalty payments to us in the amount of 10% of Ivantis’ Hydrus Microstent U.S. sales and any international sales supplied out of the U.S. beginning in the fourth quarter of 2021 through April 26, 2025, subject to a per-unit minimum payment. We and Ivantis have dismissed with prejudice all of our claims against each other in the Lawsuit, which was scheduled for trial beginning on or around September 28, 2021, and in related lawsuits in other forums and jurisdictions. The parties also have agreed to mutual licenses and covenants not to sue the other party for patent infringement relating to Ivantis’ Hydrus Microstent or our micro-stent devices.

Attillaps License Agreement

On September 20, 2021, we announced that we had entered into a licensing agreement (Attillaps License Agreement) with Attillaps Holdings, Inc. (Attillaps) under which Attillaps granted us a global exclusive license to Attillaps’ proprietary library of investigational pharmaceutical compounds that target the eradication of Demodex mites, which are the root cause of Demodex blepharitis and often associated with meibomian gland dysfunction and related ophthalmic diseases. Under the Attilaps Licensing Agreement, we have the exclusive global right to research, develop, manufacture and commercialize products using certain acetylcholinesterase inhibitors for the treatment of ophthalmic diseases caused by Demodex mites. We paid $5.0 million upon the signing of the Attillaps License Agreement and will have ongoing milestone and royalty payment obligations depending on the success of the development, approval and commercialization of the compounds.

Factors Affecting Our Performance

In addition to the disruption resulting from COVID-19 as discussed above, the full effects of which at this time are difficult to predict, our operations to date have been, and we believe our future growth will be, impacted by the following:

●	the coverage and reimbursement rates set by government programs and third-party commercial payors for the procedures using our products, including the reduction by CMS of the Medicare payment rates for certain of our products and related services as described above, which take effect January 1, 2022;
●	the rate at which we expand our global sales and marketing infrastructure, and the speed at which we can continue increasing awareness of our products to patients and physicians;
●	the highly competitive nature of our industry, which is subject to rapid and profound technological, market and product-related changes. Our success depends, in part, upon our ability to maintain a competitive position in the development of new products for the treatment of chronic eye diseases;
●	publications of clinical results by us, our competitors and other third parties can have a significant influence on whether, and the degree to which, our products are used by physicians and the procedures and treatments those physicians choose to administer to their patients;
●	the physicians who use our products may not perform procedures during certain times of the year, due to seasonality patterns typical for certain of our procedures, or when they are away from their practices for various reasons;
●	the success of clinical trials of, and receipt of timely regulatory approvals for, our and our partners’ pipeline products; and
●	most of our sales outside of the U.S. are denominated in the local currency of the country in which we sell our products. As a result, our revenue from international sales is impacted by fluctuations in foreign currency exchange rates.

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

Additionally, the success of clinical trials of, and receipt of timely regulatory approvals for, our and our partners’ pipeline products could impact our performance. For example, as the exclusive U.S. distributor for Santen’s

PreserFlo MicroShunt, we are currently engaged in ongoing discussions with the FDA regarding the premarket approval (PMA) submission for that product. Currently, the FDA is obtaining additional input from glaucoma surgeons to ensure a complete evaluation of the clinical data submitted in the PMA, which will likely extend the timing of the approval and U.S. commercial launch of this device. Following an initial review of our PMA supplement submission for iStent infinite, the FDA requested that we instead submit our application as a 510(k) premarketing submission. We estimate the impact of this request to be a potential delay of the FDA clearance until the first half of 2022.

We expect our revenues for the remainder of 2021 and near-term performance to reflect CMS payment rate-related and associated competitive dynamics and the continuing impacts resulting from COVID-19, the full effects of which at this time are difficult to predict, and which vary based upon the specific COVID-19 dynamics in the geographies in which we operate. Further, the reduction of the physician fee in the 2022 Final Rules issued by CMS may have an adverse impact on the U.S. volumes and pricing of our iStent product family, in conjunction with cataract surgery, for the remainder of 2021 and 2022. The effect of this reimbursement change may lead to a reduction in our U.S. combo-cataract Glaucoma revenues, gross profit, and net income, the full extent of which is not known at this time.

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

While net sales may increase as we expand our global sales and marketing infrastructure and continue to increase awareness of our products by expanding our sales base and increasing our marketing efforts, historically our net sales within a fiscal year have been impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year. However, we have not experienced the same seasonality pattern in 2020 and 2021 due to the COVID-19 pandemic, and we expect our commercial performance to continue to be impacted by COVID-19 in future reporting periods, including from the possible impact of our vendors’ supply challenges. Additionally, for several years we had commercialized our products in the U.S. with few or no direct competitors. Other products have now become available in the U.S. and globally, or are in development by third parties, that have entered or could enter the market and which may affect adoption of or demand for our products. These other products could achieve greater commercial acceptance or demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our products, which could adversely impact our net sales, as well as the CMS reimbursement decreases mentioned above.

Cost of Sales

Cost of sales reflects the aggregate costs to manufacture our products and includes raw material costs, labor costs, manufacturing overhead expenses and the effect of changes in the balance of reserves for excess and obsolete inventory.

We manufacture our iStent products at our current headquarters in San Clemente, California using components manufactured by third parties. We manufacture our KXL and Mosaic systems at our manufacturing facilities in Burlington, Massachusetts and we contract with third-party manufacturers in the U.S. and Germany to produce our Photrexa and other associated drug formulations.

Due to the relatively low production volumes of our iStent products and our KXL and Mosaic systems compared to our potential capacity for those products, a significant portion of our per unit costs is comprised of manufacturing overhead expenses. These expenses include quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management.

Cost of sales includes a charge equal to a low single-digit percentage of worldwide net sales of certain current and future products, including our iStent products, with a required minimum annual payment of $0.5 million, which amount became payable to the Regents of the University of California (the University) in connection with our December 2014 agreement with the University (the UC Agreement) related to a group of our U.S. patents (the Patent Rights). This ongoing product payment obligation will change as patent coverage on certain products being to lapse and will terminate entirely on the date the last of the Patent Rights expires, which is currently expected to be in the fourth quarter of 2022.

Cost of sales has included amortization of the $252.2 million developed technology intangible asset recognized in connection with the Avedro Merger. For the three and nine months ended September 30, 2021, the amortization expense was $5.5 million and $16.6 million, respectively. Additionally, cost of sales included amortization of the fair market value inventory adjustment recorded in connection with the Avedro Merger, which for the three and nine months ended September 30, 2020 was $5.4 million and $24.7 million, respectively, and was fully amortized as of December 31, 2020.

Our future gross profit as a percentage of net sales, or gross margin, will be impacted by numerous factors including commencement of sales of products in our pipeline, or any other future products, which may have higher product costs. Our gross margin will also be affected by manufacturing or supply chain inefficiencies that we may experience as we attempt to manufacture our products on a larger scale, manufacture new products and change our manufacturing capacity or output. Additionally, our gross margin will continue to be affected by the aforementioned expense related to the UC Agreement. Factors adversely affecting our net sales in future periods, including the impact of the COVID-19 pandemic and any related supply chain issues and the impact of reductions by CMS in 2022 Medicare payment rates for certain of our products and related services may also impact our gross profit margins in future periods.

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

In-process Research and Development

Our in-process research and development (IPR&D) expenses relate to the amendment of our exclusive licensing agreement with Intratus, Inc. and our Attillaps License Agreement. Upfront payments of $5.0 million were made in connection with each of these agreements and were expensed to IPR&D as management determined there were no alternative future uses for the technology acquired.

Litigation-related Settlement

Pursuant to the terms of the Settlement Agreement, Ivantis paid us $30.0 million in the quarter ended September 30, 2021. The $30.0 million cash payment received during the quarter ended September 30, 2021 is included in litigation-related settlement as a reduction of operating expenses on the condensed consolidated income statement.

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

Income Taxes

Our tax provision is comprised of state and foreign income taxes. Our net deferred tax liability of $8.3 million at September 30, 2021 represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets. We continue to provide a full valuation allowance against our other net deferred tax assets.

We record reserves for uncertain tax positions where we believe the ability to sustain the tax position does not reach the more likely than not threshold.

Results of Operations

Comparison of Three Months Ended September 30, 2021 and September 30, 2020 (in thousands):

	Three Months Ended
	September 30,		% Increase
(dollars in thousands)	2021	2020	(decrease)
Statements of operations data:
Net sales	$74,710	$64,831	15%
Cost of sales	15,370	17,932	(14)%
Gross profit	59,340	46,899	27%
Operating expenses:
Selling, general and administrative	44,470	38,947	14%
Research and development	28,846	20,304	42%
In-process research and development	5,000	-	NM
Litigation-related settlement	(30,000)	-	NM
Total operating expenses	48,316	59,251	(18)%
Income (loss) from operations	11,024	(12,352)	NM
Total non-operating expense, net	(4,592)	(4,285)	7%
Income tax provision (benefit)	202	(889)	NM
Net income (loss)	$6,230	$(15,748)	(140)%

NM = Not Meaningful

Net Sales

Net sales for the three months ended September 30, 2021 and September 30, 2020 were $74.7 million and $64.8 million, respectively, reflecting an increase of $9.9 million or 15%.

Net sales of glaucoma products in the United States were $43.4 million and $39.2 million for the three months ended September 30, 2021 and September 30, 2020, respectively, increasing by 11% primarily due to the demand for combined cataract and glaucoma procedures increasing in the third quarter of 2021 as compared to the third quarter of

2020 given a return to more normalized procedure levels following the rollout of the COVID-19 vaccines, a trend that has generally continued, with periodic demand volatility in certain geographies in which we operate. We also believe the CMS physician fee and facility fee rate decreases that were proposed in July 2021 have disrupted traditional customer ordering patterns and has resulted in our customers’ trialing of competitive products.

International sales of glaucoma products for the three months ended September 30, 2021 and September 30, 2020 were $15.1 million and $12.8 million, respectively, increasing by 18%. The increase in international sales reflects growing demand in many key international markets for combined cataract and glaucoma procedures during the quarter ended September 30, 2021 as compared to the quarter ended September 30, 2020 given a return to more normalized procedure levels following the rollout of the COVID-19 vaccines, a trend that has generally continued, with periodic demand volatility in certain international geographies in which we operate, and favorable foreign exchange rates compared to the prior year.

Net sales of corneal health products were $16.2 million and $12.9 million for the quarter ended September 30, 2021 and September 30, 2020, respectively, increasing by 26%. The $3.3 million increase in net sales generated from our corneal health products was comprised of an increase of approximately $1.9 million in U.S. sales, using direct sales operations, including an increase of $2.4 million of Photrexa net sales offset by reductions of $0.5 million in U.S. capital equipment sales, and an increase of $1.4 million internationally where we utilize distributors given we do not have a direct commercial presence, due to these distributors returning to their more stabilized pre-COVID ordering patterns. Sales of corneal health products in the third quarter of 2020 were negatively impacted by disruption resulting from COVID-19. Demand for corneal health products increased in the third quarter of 2021 given a return to more normalized procedure levels following the rollout of the COVID-19 vaccines, a trend that has generally continued, with periodic demand volatility in certain geographies in which we operate. Additionally, corneal health sales for the quarter ended September 30, 2021 were impacted by higher realized average sales prices.

Cost of Sales

Cost of sales for the three months ended September 30, 2021 and September 30, 2020 were $15.4 million and $17.9 million, respectively, reflecting a decrease of $2.6 million. The decrease was primarily due to approximately $2.3 million, net related to the acquisition fair market value inventory adjustment rollout recorded during the third quarter of 2020 in connection with the Avedro Merger that was fully amortized during 2020 as well as a higher allocation to R&D expenses for certain of our pipeline products during the third quarter 2021, partially offset by normal increases in cost of sales due to higher net sales for the three months ended September 30, 2021 as compared to the same quarter of 2020 which was negatively impacted by the COVID-19 pandemic. Our gross margin was 79% for the three months ended September 30, 2021 and 72% for the three months ended September 30, 2020. The increased gross margin resulted primarily from the increased net sales during the quarter ended September 30, 2021 relative to the reduced net sales as a result of the COVID-19 pandemic in the third quarter of 2020, the aforementioned accounting adjustment and, to a lesser extent, changes in product mix, most notably the inclusion of modestly lower margin products related to international market sales.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended September 30, 2021 and September 30, 2020 were $44.5 million and $38.9 million, respectively, reflecting an increase of approximately $5.5 million or 14%.

We incurred approximately $27.7 million of commercial personnel and discretionary spending during the three months ended September 30, 2021 related primarily to existing sales infrastructure in glaucoma and corneal health. We also incurred approximately $16.8 million of general and administrative personnel and discretionary spending associated with our ongoing administrative functions and amortization of our right-of-use asset related to our long-term lease in Aliso Viejo, California.

The above increase in SG&A expenses for the three months ended September 30, 2021 was due to a return toward more normalized levels of spending to support increased demand for glaucoma and keratoconus procedures in certain key geographic markets in which we operate, relative to the three months ended September 30, 2020, when we incurred temporary reductions in compensation and related employee expenses for our executive team, senior leadership, and many others throughout the company, and reduced professional services expenses as part of cost-savings measures in response to the COVID-19 pandemic. These increases in SG&A expenses during the three months ended September

30, 2021 compared to the three months ended September 30, 2020 were partially offset by approximately $0.4 million in decreased stock-based compensation associated with the Replacement Awards and a decrease of approximately $0.3 million for costs incurred for restructuring expenses related to the Avedro Merger.

Research and Development Expenses

R&D expenses for the three months ended September 30, 2021 and September 30, 2020 were $28.8 million and $20.3 million, respectively, reflecting an increase of $8.5 million or 42%.

We incurred $19.7 million in core R&D expenses and $9.1 million in clinical expenses, comprised of $12.9 million in compensation and related employee expenses with the remaining $6.8 million spent on the continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (often referred to as “epi-on”), iDose and our earlier stage programs for dry eye, presbyopia, retina and other therapeutic investments.

In-process Research and Development

IPR&D expenses for the three months ended September 30, 2021 were $5.0 million related to the Attillaps License Agreement. There were no IPR&D expenses for the three months ended September 30, 2020.

Litigation-related Settlement

The $30.0 million cash payment from the Settlement Agreement received during the quarter ended September 30, 2021 is included in litigation-related settlement as a reduction of operating expenses on the condensed consolidated income statement.

Non-Operating Expense, Net

We had non-operating expense, net of $4.6 million and $4.3 million for the three months ended September 30, 2021 and September 30, 2020, respectively. The increase in non-operating expense, net primarily relates to interest expense recognized related to the Convertible Notes and to the finance lease for our Aliso Viejo facility, as well as recognition of unrealized foreign currency losses due to higher intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates.

Income Tax Provision

Our effective tax rate for the third quarter of 2021 was 3.14%. For the three months ended September 30, 2021 and September 30, 2020, we recorded a provision/(benefit) for income taxes of $0.2 million and $(0.9) million, respectively, which were primarily comprised of state and foreign income taxes for the third quarter of 2021, and the deferred tax benefit recorded in conjunction with the Convertible Notes partially offset by current state and foreign income taxes for the third quarter of 2020.

Comparison of Nine Months Ended September 30, 2021 and September 30, 2020 (in thousands):

	Nine Months Ended
	September 30,		% Increase
(dollars in thousands)	2021	2020	(decrease)
Statements of operations data:
Net sales	$220,771	$151,725	46%
Cost of sales	49,762	72,129	(31)%
Gross profit	171,009	79,596	115%
Operating expenses:
Selling, general and administrative	131,691	127,609	3%
Research and development	74,321	64,148	16%
In-process research and development	10,000	-	NM
Litigation-related settlement	(30,000)	-	NM
Total operating expenses	186,012	191,757	(3)%
Loss from operations	(15,003)	(112,161)	(87)%
Total non-operating expense, net	(12,029)	(6,262)	92%
Income tax provision (benefit)	689	(8,723)	NM
Net loss	$(27,721)	$(109,700)	(75)%

Net Sales

Net sales for the nine months ended September 30, 2021 and September 30, 2020 were $220.8 million and $151.7 million, respectively, reflecting an increase of $69.0 million or 46%.

Net sales of glaucoma products in the United States were $129.6 million and $90.0 million for the nine months ended September 30, 2021 and September 30, 2020, respectively, increasing by 44% primarily due to the demand for combined cataract and glaucoma procedures increasing in the nine months ended September 30, 2021 given a return to more normalized procedure levels following the rollout of the COVID-19 vaccines, a trend that has generally continued, with periodic demand volatility in certain geographies in which we operate. The decrease in demand due to COVID-19 in the nine months ended September 30, 2020 was felt most significantly through May 2020, at which point we began to see an early recovery toward more normalized levels for cataract and keratoconus procedures, a trend that has generally continued, with periodic volatility in certain geographies in which we operate. We believe competition also increased entering into 2020, the impact of which is difficult to assess given the COVID-19 dynamics. We also believe the CMS physician fee and facility fee rate decreases that were proposed in July 2021 have disrupted traditional customer ordering patterns and has resulted in our customers’ trialing of competitive products.

International sales of glaucoma products for the nine months ended September 30, 2021 and September 30, 2020 were $45.3 million and $31.0 million, respectively, increasing by 46%. The increase in international sales reflects growing demand in many key international markets for combined cataract and glaucoma procedures in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 given a return to more normalized procedure levels following the rollout of the COVID-19 vaccines, a trend that has generally continued, with periodic demand volatility in certain international geographies in which we operate and favorable foreign exchange rates compared to the prior year, offset by a one-time catch-up provision associated with historical government rebates owed in France following the establishment of a formal reimbursement program in late 2018.

Net sales of corneal health products were $45.9 million and $30.7 million for the nine months ended September 30, 2021 and September 30, 2020 respectively, increasing by 49%. The $15.2 million increase in net sales generated from our corneal health products was comprised of an increase of approximately $12.5 million in U.S. sales, including an increase of $13.7 million of Photrexa net sales partially offset by reductions of $1.2 million in U.S. capital equipment sales using our direct sales operations, and an increase of $2.7 million internationally where we utilize distributors given we do not have a direct commercial presence. Sales of corneal health products in the nine months ended September 30, 2020 were negatively impacted by disruption resulting from COVID-19. Demand for corneal health products increased in the nine months ended September 30, 2020 given a return to more normalized procedure levels following the rollout of the COVID-19 vaccines, a trend that has generally continued, with periodic demand volatility in certain geographies in which we operate. Additionally, corneal health sales for the nine months ended September 30, 2021 were impacted by higher realized average sales prices.

Cost of Sales

Cost of sales for the nine months ended September 30, 2021 and September 30, 2020 were $49.8 million and $72.1 million, respectively, reflecting a decrease of $22.4 million. The decrease in cost of sales was primarily due to approximately $24.7 million related to the acquisition fair market value inventory adjustment rollout during the nine months ended September 30, 2020 in connection with the Avedro Merger that was fully amortized during 2020, partially offset by normal increases in cost of sales due to higher net sales for the nine months ended September 30, 2021 as compared to the same nine months ended September 30, 2020 which was negatively impacted by the COVID-19 pandemic. Our gross margin was 77% for the nine months ended September 30, 2021 and 52% for the nine months ended September 30, 2020. The increased gross margin resulted primarily from the impact of the increased net sales during the nine months ended September 30, 2021, the aforementioned accounting adjustment and, to a lesser extent, changes in product mix, most notably the inclusion of modestly lower margin products related to international market sales.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2021 and September 30, 2020 were $131.7 million and $127.6 million, respectively, reflecting an increase of approximately $4.1 million or 3%.

We incurred approximately $82.2 million of commercial personnel and discretionary spending during the nine months ended September 30, 2021 related primarily to existing sales infrastructure in glaucoma and corneal health. We also incurred approximately $49.5 million of general and administrative personnel and discretionary spending associated with our ongoing administrative functions and amortization of our right-of-use asset related to our long-term lease in Aliso Viejo, California.

The above increase in SG&A expenses for the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020 primarily consisted of increased SG&A expenses due to a return toward more normalized levels of spending to support increased demand for glaucoma and keratoconus procedures in certain key geographic markets in which we operate, relative to the nine months ended September 30, 2020, when we initiated temporary reductions in compensation and related employee expenses for our executive team, senior leadership, and many others throughout the company, and reduced professional services expense as a part of cost-savings measures implemented in response to the COVID-19 pandemic. This increase was mostly offset by approximately $5.4 million in reduced stock-based compensation associated with the Replacement Awards, a decrease of $1.6 million in integration and restructuring expenses related to our Avedro Merger and a decrease of approximately $1.4 million for costs incurred in the prior year period related to our previously-disclosed patent litigation.

Research and Development Expenses

R&D expenses for the nine months ended September 30, 2021 and September 30, 2020 were $74.3 million and $64.1 million, respectively, reflecting an increase of $10.2 million or 16%.

We incurred $49.6 million in core R&D expenses and $24.8 million in clinical expenses, comprised of $36.2 million in compensation and related employee expenses with the remaining $38.2 million spent on the continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (often referred to as “epi-on”), iDose and our earlier stage programs for dry eye, presbyopia, retina and other therapeutic investments.

In-process Research and Development

IPR&D expenses for the nine months ended September 30, 2021 related to the amendment of our exclusive licensing agreement with Intratus and our Attillaps License Agreement. We paid $5.0 million upon signing each of these agreements. There were no IPR&D expenses during the nine months ended September 30, 2020.

Litigation-related Settlement

The $30.0 million cash payment from the Settlement Agreement received during the nine months ended September 30, 2021 is included in litigation-related settlement as a reduction of operating expenses on the condensed consolidated income statement.

Non-Operating Expense, Net

We had non-operating expense, net of $12.0 million and $6.3 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. The increase in non-operating expense, net primarily relates to interest expense recognized related to the Convertible Notes and to the finance lease for our Aliso Viejo facility, as well as recognition of unrealized foreign currency losses due to higher intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates.

Income Tax Provision

Our effective tax rate for the nine months ended September 30, 2021 was (2.55)%. For the nine months ended September 30, 2021 and September 30, 2020, we recorded a provision/(benefit) for income taxes of $0.7 million and $(8.7) million, respectively, which were primarily comprised of state and foreign income taxes for the nine months ended September 30, 2021, and the deferred tax benefit recorded in conjunction with the Convertible Notes partially offset by current state and foreign income taxes for the nine months ended September 30, 2020.

Liquidity and Capital Resources

For the nine months ended September 30, 2021, we incurred a net loss of $27.7 million and generated cash from operations of $29.4 million. As of September 30, 2021, we had an accumulated deficit of approximately $343.3 million. We have made and expect to continue to make significant investments in our global sales force, marketing programs, research and development activities, clinical studies and general and administrative infrastructure. FDA-approved IDE and IND studies and new product development programs in our industry are expensive. We also expect to incur additional construction costs related to our new facility in Aliso Viejo, California.

Our Convertible Notes may be converted at the option of the holders at the times and under the circumstances and at the conversion rate described in Note 9, Convertible Senior Notes. As of September 30, 2021, none of the conditions allowing holders of the Convertible Notes to convert had been met. If our trading price is above 130% of the conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, December 31, 2021, holders of the Convertible Notes would have the right to convert their Convertible Notes during the calendar quarter ending March 31, 2022. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture.

We plan to fund our operations, capital funding and other liquidity needs using existing cash and investments and, to the extent available, cash generated from commercial operations. Our existing cash and investments include the remaining net proceeds from the Convertible Notes issued in June 2020 (after payment for the related capped call transactions), and the $30.0 million paid to us by Ivantis in September 2021 pursuant to the terms of the Settlement Agreement, which we are using for working capital and general corporate purposes. In addition, pursuant to the terms of the Settlement Agreement, Ivantis will pay us an additional $30.0 million by December 31, 2022, as well as ongoing royalty payments as described in greater detail above in the Material Changes and Transaction section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations. We may seek to obtain additional financing in the future through other debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all. We believe that our available cash, cash equivalents, investment balances and interest we earn on these balances and any cash generated from commercial operations will be sufficient to fund our operations and satisfy our liquidity requirements for at least the next 12 months from the date our condensed consolidated financial statements for the nine months ended September 30, 2021 are made publicly available.

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$113,131	$96,596
Short-term investments	315,834	307,772
Accounts receivable, net	35,236	36,059
Inventory, net	19,720	15,809
Accounts payable	8,459	4,371
Accrued liabilities	54,991	45,331
Working capital (1)	438,358	419,740
(1)	Working capital consists of total current assets less total current liabilities.

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

The following table is a condensed summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$29,359	$(33,592)
Investing activities	(49,360)	(201,601)
Financing activities	37,643	253,883
Exchange rate changes	(1,257)	(126)
Net increase in cash, cash equivalents and restricted cash	$16,385	$18,564

At September 30, 2021, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the nine months ended September 30, 2021, our operating activities provided $29.4 million in net cash and in the nine months ended September 30, 2020 our operating activities used $33.6 million of net cash.

For the nine months ended September 30, 2021, our net cash provided by operating activities reflected our net loss of $27.7 million, adjusted for non-cash items of $54.1 million, primarily consisting of stock-based compensation expense of $22.9 million, depreciation of $3.5 million, amortization of intangible assets of $18.7 million, and amortization of lease right-of-use assets of $3.5 million. Additionally, changes in operating assets and liabilities were $3.0 million, which resulted primarily from increases in accounts payable and accrued liabilities of $11.7 million and an increase in accounts receivable of $0.5 million, partially offset by increases in inventory of $4.3 million, and an increase in prepaid expenses and other current assets of $5.0 million.

For the nine months ended September 30, 2020, our net cash used in operating activities reflected our net loss of $109.7 million, adjusted for non-cash items of $58.2 million, primarily consisting of stock-based compensation expense of $37.7 million, depreciation and amortization of $22.0 million, amortization of lease right-of-use assets of $3.8 million and the change in the fair value of cash-settled stock options of $(3.2) million. These items were partially offset by changes in operating assets and liabilities of $18.0 million, which resulted primarily from decreases in accounts receivable and inventory of $28.2 million, offset by decreases in prepaid expenses and other current assets of $4.3 million and decreases in accounts payable and accrued liabilities of $6.1 million.

Investing Activities

In the nine months ended September 30, 2021 and September 30, 2020, our investing activities used $49.4 million and $201.6 million of net cash, respectively.

For the nine months ended September 30, 2021, we used cash of approximately $191.8 million for purchases of short-term investments, approximately $38.5 million for purchases of property and equipment, primarily related to our Aliso Facility, and approximately $1.5 million related to investments in company-owned life insurance, and we received cash of approximately $182.4 million from sales and maturities of short-term investments.

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

Financing Activities

In the nine months ended September 30, 2021 and September 30, 2020, our financing activities provided $37.6 million and $253.9 million of net cash, respectively.

For the nine months ended September 30, 2021, we received $29.2 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan and used $3.7 million for payment of employee taxes related to restricted stock unit vestings. Additionally, we received $12.7 million in proceeds from our tenant improvement allowances for our Aliso Facility and paid $0.6 million in principal on our finance lease.

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

Commitments

There have been no material changes to our contractual obligations and commitments as of September 30, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021 for the year ended December 31, 2020.

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

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021. There have been no material changes to our critical accounting policies and estimates as disclosed therein, during the nine months ended September 30, 2021, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021, with the exception of the adoption of Accounting Standards Update (ASU) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06).

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our third fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information disclosed under “Legal Proceedings” in Note 12, Commitments and Contingencies of Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, which was filed with the SEC on August 5, 2021. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

With the exception of the risk factors relating to COVID-19, the supply and manufacture of our products and changes to reimbursement rates, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, which was filed with the SEC on August 5, 2021.

Risks Related to Our Business

The reduced reimbursement rates established by CMS for 2022 have, and may continue to, materially and adversely impact our business operations and financial results.

On November 2, 2021, the Centers for Medicare & Medicaid Services (CMS) published its Final Rules for 2022 Medicare physician fee payment rates and 2022 Medicare facility fee payment rates for services furnished in both the hospital outpatient and ambulatory surgery center settings. These Final Rules supercede the proposed rates that were issued by CMS in July 2021. Compared to the current reimbursement rates, the Final Rules contain a new, significantly lower physician fee related to the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, while the facility fee schedule related to reimbursement for surgeries that include implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, would slightly decrease reimbursements to an ambulatory surgery center and increase reimbursements to a hospital. We believe the CMS physician fee and facility fee rate decreases that were proposed in July 2021 have disrupted traditional customer ordering patterns and have resulted in our customers’ trialing of competitive products, causing reduced U.S. Glaucoma volumes during our third and fourth quarter of 2021. As confirmed in the Final Rules, the reduction of the physician fee may continue to have an adverse impact on procedural iStent family product volumes, in conjunction with cataract surgery, in 2022, as well as on our U.S. combo-cataract Glaucoma revenues, gross profit, and net income, the full extent of which is not known at this time.

Additionally, the Final Rules establish facility fee payment rates that are lower than anticipated for standalone insertion of an aqueous drainage device in the ASC and hospital setting, which would be the procedure that such facilities will use with Glaukos’ iStent infinite product, which is not yet approved by the U.S. Food & Drug Administration. The physician fee payment rate for this procedure will be set by the multi-state, regional contractors, or Medicare Administrative Contractors (MACs), responsible for administering Medicare claims, and is unknown at this time. This physician fee payment rate, alone or in combination with the standalone facility fee payment rate, may result in inadequate reimbursement and impact the use of this product, if and when approved.

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

To protect our employees and adhere to the guidance and orders of various governmental authorities, beginning in the first quarter of 2020 and continuing through the date hereof, we shifted the majority of our workforce to remote operations and implemented changes to our manufacturing and distribution operations to include the use of personal protective equipment and ensure social distancing. Further, in an effort to identify, and avoid further infection from, asymptomatic cases, we have offered periodic voluntary COVID-19 viral testing to on-site employees and require that any onsite individuals adhere to social distancing and masking requirements. Additionally, the return-to-work strategies we adopt, which may include masking, testing, vaccination or other requirements, may have an unanticipated impact on our employees that could be disruptive to our business and adversely impact our financial and operational results.

As government restrictions and advisories on elective procedures and therapies ease, cataract and keratoconus procedures continued to return toward more normalized levels through the quarter ended September 30, 2021. However, we cannot predict the timing and full impact of the pandemic on our future financial and operating results given the continued uncertainties associated with the situation, including the possibility of future surges of COVID-19, uncertainties about the severity and transmission rates of new more contagious and/or vaccine-resistant variants of COVID-19, the availability, distribution, public acceptance rate and efficacy of vaccines and therapeutics for COVID-19 and patient reluctance to seek primary care from optometrists and ophthalmologists or undergo medical procedures during or following the pandemic. Restrictions on elective procedures and therapies and the closures of ophthalmic practices in an effort to halt the spread of COVID-19 have also impacted the progress of our pipeline products. For example, new patient enrollment in our iDose clinical trial slowed significantly but was completed in June 2021, which has delayed the iDose approval timeline. Any further prolonged economic slowdown or reinstitution of stay-at-home or similar orders may cause additional delays in the progress of our pipeline products, including those in clinical trials.

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

Our supply chain and development partners have experienced delays due to COVID-19 disruptions, including availability of headcount resources and some raw materials, impacting some of our suppliers and third-party partners. It is possible our suppliers or third-party partners could incur further challenges supplying the materials needed for the manufacture of our products in some cases requiring us to find second sources for materials. If these delays and partial or unfilled deliveries persist, they could impact our ability to ship some of our products to our customers, or bring some of our pipeline products to market, in a timely manner.

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

Since the Company’s inception in 1998, we have incurred significant operating losses. As of September 30, 2021, we had an accumulated deficit of approximately $343.3 million, principally from costs incurred in our clinical trial, research and development programs and from our general and administrative expenses. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering (IPO), the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities, cash generated from commercial operations and the issuance of the Convertible Notes. To implement our global business strategies we need to, among other things, fund ongoing research and development activities, expand our manufacturing capabilities, grow our sales and marketing organization, enforce or defend our intellectual property rights, acquire companies or in-license products or intellectual property, and obtain regulatory clearance or approval to commercialize our existing products in international markets or to commercialize those currently under development in the U.S. and internationally. As a result, we expect our expenses to continue to increase as we pursue these objectives. While we believe we have sufficient cash to fund our operations for at least the next 12 months from the date our condensed consolidated financial statements for the quarter ended September 30, 2021 are made publicly available, our ability to reach sustained profitability is highly uncertain, especially given our increasingly competitive landscape, which makes forecasting our sales more difficult.

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

Our corporate headquarters and the manufacturing operations for our iStent products are currently located in an approximately 98,000 square foot campus located in San Clemente, California. This location serves as our sole manufacturing location where we manufacture, inspect, package, release and ship nearly all of our iStent and iStent inject products. This is also the location where we currently conduct substantially all of our research and development (R&D) activities, customer and technical support, and management and administrative functions. We intend to relocate our corporate administrative headquarters, along with certain laboratory, R&D and warehouse space, to a new facility located in Aliso Viejo, California by the first quarter of 2022. If our San Clemente facility or our future facility in Aliso Viejo suffers a crippling event, or a force majeure event such as an earthquake, fire or flood, this could materially impact our ability to operate.

Additionally, we rely on a limited number of third-party suppliers, in some cases sole suppliers, to supply components for the iStent, the iStent inject models and our other pipeline products. As discussed above in the risk factor related to COVID-19, some of our suppliers have experienced challenges providing products in a timely manner, or at all, due to limited headcount resources and lack of availability of raw materials. Any prolonged supply challenges could materially impact our ability to operate successfully. We have experienced the inability of one or more of our suppliers to provide us with sufficient quantities of components or drugs in a timely manner or on terms acceptable to us, and have had to seek alternative sources of supply, and this may occur again in the future if such supply challenges continue. Because of factors such as the proprietary nature of our products, our domestic and international quality control standards and regulatory requirements including FDA’s Quality System Regulation (QSR) and Current Good Manufacturing Practices (cGMPs) regulations, we may from time to time be unable to obtain components if our component suppliers are found to be in violation of such standards and we may have difficulty quickly engaging additional or replacement suppliers for some of our critical components, which could delay or impact our business, including the regulatory approval timelines as has happened with iLink epi-on. If our manufacturing facilities or those of any of our component suppliers or contract facilities are found to be in violation of applicable laws and regulations or fail to adequately remediate any issues discovered during an audit, the FDA or other notified bodies could take enforcement action. Even if we are able to identify and qualify a suitable second source to replace one of our key suppliers, if necessary, that replacement supplier would not have access to our previous supplier’s proprietary processes and would therefore be required to develop its own, which could result in further delay. Despite our efforts to maintain an adequate supply of inventory, the loss of these suppliers, or their inability to provide us with an adequate supply of components or products, could cause delay in the manufacture of our products, thereby impairing our ability to meet the demand of our customers and causing significant harm to our business. Any disruption of this nature or increased expense could harm our commercialization efforts and adversely affect our operating results.

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

We have benefited substantially from the leadership and performance of our senior management as well as certain key employees. For example, our chief executive officer, as well as other key members of our senior management, has experience successfully developing novel technologies and scaling early-stage medical device and pharmaceutical companies to achieve profitability. We also rely on our qualified sales representatives and on consultants and advisors in our research, operations, clinical and commercial efforts to grow our business, develop and commercialize new products and implement our business strategies. Our success will depend on our ability to retain our current management, key employees and consultants and advisors, and to attract and retain qualified personnel in the future, including by providing competitive compensation and benefit programs, career advancement prospects and sufficient opportunities to develop leadership, managerial and other valuable skills. The loss of services of these personnel, which could occur without notice and without cause or good reason, could prevent or delay our growth plans and the implementation and completion of our strategic objectives, or divert management’s attention to seeking qualified replacements. Our employees, including members of our senior management, are not subject to non-competition agreements. Accordingly, the adverse effect resulting from the loss of key personnel could be compounded by our inability to prevent them from competing with us.

We have entered and may continue to enter into acquisitions, collaborations, in-licensing agreements, joint ventures, alliances or partnerships with third parties that could fail.

We have entered and may continue to enter into acquisitions, collaborations, in-licensing agreements, joint ventures, alliances, partnerships or undertake one or more of these transactions in order to retain our competitive position within the marketplace or to expand into new markets. Examples include our acquisitions of DOSE and Avedro, as well as our licensing of Santen’s PreserFlo MicroShunt, the Intratus drug delivery platform and the Attillaps pharmaceutical compounds. However, we cannot assure you that we will be able to successfully complete any future acquisition we choose to pursue, or that we will be able to successfully integrate any acquired business, product or technology in a cost-effective and non-disruptive manner. Our future successes will depend, in part, on our ability to manage an expanded business, which may pose substantial challenges for our management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful in managing such expanded business or that we will realize the expected economies of scale, synergies and other benefits currently anticipated from recent or future acquisitions or strategic transactions. Additionally, some of these collaborations, joint ventures, alliances and partnerships may fail to materialize into commercialized product, including due to delays in or failures to obtain regulatory approvals, such as the approval delays with respect to the PreserFlo MicroShunt, and could require us to invest a substantial amount of resources only to ultimately fail. These arrangements may be terminated before we are able to realize net sales to sufficiently cover the costs associated therewith, which could materially impact our business. We cannot assure you that any such transaction would result in the benefits expected from the transaction, including revenue growth, increased profitability or an enhancement in our business prospects. Further, pursuing acquisitions, collaborations, in licensing agreements, joint ventures, alliances or partnerships with third parties, whether or not completed, is costly and time-consuming and could distract Company management from the operation of the business, which could negatively impact our operating results.

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

As of September 30, 2021, we had $287.5 million in principal amount of indebtedness as a result of the issuance of the Convertible Notes. We may also incur additional indebtedness to meet future financing needs. Interest payments, fees, covenants and restrictions under agreements governing our current or future indebtedness, including the indenture governing the Convertible Notes, could have important consequences, including the following: impairing our ability to successfully continue to commercialize our current or future products; limiting our ability to obtain additional financing on satisfactory terms; increasing our vulnerability to general economic downturns, competition and industry conditions; requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness; inhibiting our flexibility to plan for, or react to, changes in our business; and diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Convertible Notes. The occurrence of any one of these events could have an adverse effect on our business, financial condition, operating results or cash flows and ability to satisfy our obligations under the indenture governing the Convertible Notes and any other indebtedness.

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

In some instances we or our partners have pursued, and may in the future pursue, a regulatory clearance or approval that has proven or proves unsuccessful, such as the delays experienced by the PreserFlo and the change in regulatory pathway undertaken with respect to the iStent infinite, which in the past has, and in the future would, substantially increase the time and financial resources required to obtain FDA or other regulatory approval or could result in new competitive products reaching the market faster than our product candidate, which could materially adversely impact our competitive position and prospects. We cannot assure you that we will receive the requisite or timely approvals for commercialization of our product candidates.

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

In addition to uncertainties surrounding coverage policies, there are periodic changes to reimbursement levels. Without sufficient reimbursement from governmental programs or third party commercial payors, patients may not be able to access our products. The demand for, and the profitability of, our products could be materially harmed if the Medicaid program, Medicare program, other healthcare programs in the U.S. or elsewhere, or third party commercial payors in the U.S. or elsewhere deny reimbursement for our products, limit the indications for which our products will be reimbursed, or provide reimbursement only on unfavorable terms. Also, when procedures associated with our products transition from temporary Current Procedural Terminology (CPT) Category III codes to permanent CPT Category I codes, the physician and facility reimbursement levels associated with the procedures using these products could be decreased, such as the decreased payment rates for procedures using our iStent-related products, in conjunction with cataract surgery, established by CMS for 2022, as discussed earlier in these Risk Factors under the heading “Risks Related to Our Business.” Even when a permanent billing code has been assigned to a product, there is no guarantee that coverage will be provided. MACs have in the past, and may in the future, change coverage terms, which could result in inadequate reimbursement and impact the use of our products. If we are unable to maintain our existing codes or obtain new permanent codes for procedures using our products, or obtain new reimbursement codes for our other products in development, we will be subject to significant pricing pressure, which would likely harm our business, results of operations, financial condition and prospects.

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

* Filed Herewith.

** Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on November 8, 2021.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ JOSEPH E. GILLIAM
Joseph E. Gilliam
Chief Financial Officer and Sr. Vice President, Corporate Development (Principal Accounting and Financial Officer)