Form 10-K
period 2021-12-31
GLAUKOS Corp
filed 2022-02-28
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common stock as reported on The New York Stock Exchange, was $3,792 million.

The number of shares of the Registrant’s common stock outstanding as of February 23, 2022 (latest practicable date) was 47,053,318 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 2021.

We use Glaukos, our logo, iStent, iStent inject, iStent infinite, iPrism, iDose, iPRIME, MIGS, Avedro, Photrexa, iLink, KXL, Epioxa, iLution, Retina XR and other marks as trademarks. This report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

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

ii

PART I

ITEM 1.BUSINESS

Overview

Glaukos is an ophthalmic medical technology and pharmaceutical company focused on developing novel therapies for the treatment of glaucoma, corneal disorders, and retinal disease. We first developed Micro-Invasive Glaucoma Surgery (MIGS) as an alternative to the traditional glaucoma treatment paradigm, launching our first MIGS device commercially in 2012, and have since developed a portfolio of technologically distinct and leverageable platforms to support ongoing pharmaceutical and medical device innovations. Products or product candidates for each of these platforms are designed to advance the standard of care through better treatment options across the areas of glaucoma, corneal disorders such as keratoconus, dry eye and refractive vision correction, and retinal diseases such as neovascular age-related macular degeneration (AMD), diabetic macular edema (DME), and retinal vein occlusion (RVO).

Ophthalmic diseases and disorders are a national and global health concern and, as the population ages, the number of individuals with vision impairment and blindness is increasing. Moreover, improving access to cost-effective tools is increasing the diagnosis of sight-threatening ocular diseases globally and driving demand for innovative products, technologies, and therapies that improve clinical outcomes, and provide ease of use and reliability. In response to the significant unmet needs that exist within ophthalmology we have designed commercial and development-stage solutions to provide ophthalmologists with various treatment options.

Our commercial solutions and development-stage product candidates include:

•MIGS products that primarily involve the insertion of a micro-scale device or drug delivery system designed to reduce intraocular pressure (IOP) by restoring the natural aqueous humor outflow pathways for patients suffering from glaucoma and MIGS biosensors to measure pressure within the eye;

•bio-activated pharmaceuticals that are intended to strengthen, stabilize, and reshape the cornea for patients impacted by corneal ectatic disorders such as keratoconus or refractive disorders;

•transdermal pharmaceuticals that are applied to the eyelid and designed to treat dry eye, presbyopia, glaucoma and other ocular surface diseases and disorders; and

•proprietary micro-invasive, bio-erodible sustained release drug delivery implants that are designed to elute pharmaceuticals over time to improve the vision of patients impacted by retinal diseases such as AMD, DME, and RVO;

Impact of COVID-19 Pandemic and Current Economic Environment

While the COVID-19 pandemic and subsequent economic slowdown materially impacted the global demand for our products starting March 2020, we began to see an early recovery toward more normalized levels for cataract and keratoconus procedures as early as May 2020, a trend that generally continued, with periodic volatility in certain geographies in which we operate, through December 31, 2021. Most recently the Omicron variant has led to a material increase in diagnosed cases worldwide, creating new government restrictions in select geographies and impacting elective procedures in hospital and ambulatory surgery center sites. Additionally, the COVID-19 pandemic has led to widespread staffing shortages, including in ambulatory surgery centers, which may also impact elective procedures. These trends accelerated at the end of December 2021 and continued through the date herein.

We continue to actively assess the impact of COVID-19 on our clinical trials and other pipeline products. The closure of ophthalmic practices and deferral of elective procedures beginning in the first quarter of 2020 in response to COVID-19 disrupted new patient enrollment in our ongoing clinical trials. While we cannot predict the full impact of

COVID-19 on the timing of completion of our clinical trials and the expected regulatory approvals for our pipeline products, our disclosed targeted approval dates anticipate, to our best estimate, such impact.

Additionally, some of our vendors are continuing to experience supply challenges, both in the acquisition of raw materials as well as due to limited headcount resources, and we have experienced higher costs for certain raw materials. These challenges have led to delays and partial or unfulfilled deliveries of certain components needed for the manufacture of our products, in some cases requiring us to find second sources for materials. If these delays and partial or unfulfilled deliveries persist, they could impact our ability to ship some of our products to our customers, or bring some of our pipeline products to market, in a timely manner. We believe that much of these supply challenges and higher costs stem from the ongoing obstacles presented by COVID-19.

The ultimate impact of the COVID-19 pandemic on our operations going forward is unknown and will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 outbreak, the status of health and safety actions taken to contain its spread, the severity and transmission rates of new variants of COVID-19 such as the Omicron strain, the availability, distribution, and efficacy of vaccines for COVID-19, any additional preventative and protective actions that governments, or we, may take, any future surges of COVID-19 that may occur, the dynamics associated with the rollout of the COVID-19 vaccines, and how quickly and to what extent economic and operating conditions normalize within the markets in which we operate. For additional information, see the section titled Risks Related to Our Business within Item 1A. Risk Factors of this Annual Report on Form 10-K.

Recent Developments

2022 U.S. reimbursement rates

On November 2, 2021, the United States (U.S.) Centers for Medicare & Medicaid Services (CMS) published its final rules for 2022 Medicare physician fee payment rates and 2022 Medicare facility fee payment rates for services furnished in both the ambulatory surgery center and hospital outpatient settings (Final Rules). These Final Rules superseded the proposed rates that were issued by CMS in July 2021 which were much lower than the rates issued in the Final Rules. Compared to the 2021 reimbursement rates, the Final Rules contained a new, significantly lower physician fee related to the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery. Conversely, the facility fee schedule related to surgeries that include implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, slightly decreases reimbursements to an ambulatory surgery center and increases reimbursements to a hospital. We estimate that approximately 80% of procedures utilizing our trabecular micro-bypass technologies in the U.S. are performed in the ambulatory surgery center setting and the remaining estimated 20% of procedures are performed in the hospital. Additionally, the Final Rules established facility fee payment rates that were lower than anticipated for standalone insertion of an aqueous drainage device in the ambulatory surgery center and hospital settings, which would be the procedure that such facilities would use with our iStent infinite product, which is not yet approved by the U.S. Food & Drug Administration. These CMS reimbursement rates contained in the Final Rules took effect January 1, 2022.

U.S. Glaucoma volumes were negatively impacted during our third and fourth quarter of 2021 as typical customer ordering patterns were disrupted and trialing of competitive products increased in anticipation of the potential 2022 CMS physician and facility fee reimbursement rate decreases becoming effective as originally proposed in July 2021. The physician fee reimbursement rate as issued in the Final Rules may have an adverse impact on 2022 procedural iStent family product volumes, in conjunction with cataract surgery as well as on our 2022 U.S. combo-cataract Glaucoma revenues, gross profit, and net income, the full extent of which is not known at this time.

Attillaps License Agreement

On September 20, 2021, we announced that we had entered into a licensing agreement (Attillaps License Agreement) with Attillaps Holdings, Inc. (Attillaps) under which Attillaps granted us a global exclusive license to Attillaps’ proprietary library of investigational pharmaceutical compounds that target the eradication of Demodex mites, which are the root cause of Demodex blepharitis and often associated with meibomian gland dysfunction and related ophthalmic diseases. Under the Attillaps Licensing Agreement, we have the exclusive global right to research, develop, manufacture and commercialize products using certain acetylcholinesterase inhibitors for the treatment of ophthalmic diseases caused by Demodex mites. We paid $5.0 million upon the signing of the Attillaps License Agreement and will have ongoing milestone and royalty payment obligations depending on the success of the development, approval and commercialization of the compounds.

Settlement of Patent Litigation

On September 14, 2021, we entered into a settlement agreement (Settlement Agreement) with Ivantis, Inc. (Ivantis), pursuant to which we and Ivantis agreed to terminate the patent infringement lawsuit we had filed against Ivantis on April 14, 2018 in the U.S. District Court for the Central District of California, Southern Division (the Lawsuit). In the Lawsuit, we alleged that Ivantis’ Hydrus® Microstent device infringes our U.S. Patent Nos. 6,626,858 and 9,827,143. Pursuant to the terms of the Settlement Agreement, Ivantis has made cash payments totaling $60.0 million, $30.0 million of which was paid to us during the year ended December 31, 2021, and $30.0 million of which was paid to us in January 2022.

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

Santen License Agreement

On May 18, 2021, we announced that we entered into a new development and commercialization license agreement with Santen Pharmaceutical Co., Ltd. (Santen) for the PreserFlo MicroShunt, superseding the previous collaboration and distribution agreements between the two parties. Under the new agreement, we obtain exclusive commercialization rights for the MicroShunt in the United States, Australia, New Zealand, Canada, Brazil, Mexico and the remainder of Latin America. The new agreement also provides us with control over development activities for the MicroShunt in these same territories, including clinical development and regulatory affairs activities in the United States following a transition period. We did not make any payment in connection with the execution of the license agreement; however, should we be successful in obtaining regulatory approval for the PreserFlo MicroShunt, we would be required to pay Santen a milestone payment, followed by royalties and other potential future milestones depending on the success of the commercialization of the product.

Intratus License Amendment

On April 14, 2021, we announced that we had entered into an amended licensing agreement with Intratus, Inc. (Intratus) under which Intratus granted us a global exclusive license to research, develop, manufacture and commercialize Intratus’ patented, non-invasive drug delivery platform for application in the treatment of presbyopia. The addition of presbyopia expands upon the existing agreement between us and Intratus announced on July 22, 2019. The amendment includes a mechanism to further expand the existing agreement to other indications, applying the active pharmaceutical ingredients being advanced by us in glaucoma, corneal disorders and presbyopia to new ophthalmic fields.

Products and Pipeline

We operate in one operating segment and our primary business activity is the development and commercialization of therapies across several end markets within ophthalmology. In an effort to provide greater visibility into our business, the following discussion is presented based on our three principal end markets within ophthalmology: glaucoma, corneal disorders and retinal diseases.

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

We have three primary commercialized products designed to treat mild-to-moderate open-angle glaucoma: the iStent, the iStent inject, and the iStent inject W. The iStent, the iStent inject, and the iStent inject W are FDA-approved micro-bypass stents that improve aqueous humor outflow and are inserted through the small corneal incision made during cataract surgery. Our iStent, a single stent device which reduces IOP by restoring the natural physiologic pathways for aqueous humor, was the first commercially available MIGS treatment solution. Our next generation iStent inject and iStent inject W devices include two stents pre-loaded in an auto-injection system designed to allow the surgeon to inject stents through a single corneal entry. The iStent, iStent inject, and iStent inject W procedures are currently reimbursed in the U.S. by Medicare and all major national private payors. The iStent technologies are commercially available in numerous countries, including Australia, Brazil, Canada and Japan and certain European Union (EU) and other countries, even though reimbursement may not always be available for all such procedures.

We are also developing several pipeline products for glaucoma, including the iStent infinite and iDose TR, neither of which have yet been approved for commercialization. The iStent infinite consists of three stents that are designed for use as a standalone procedure in glaucoma patients. In 2021, we submitted our 510(k) clearance application for the iStent infinite for the treatment of glaucoma patients who have failed prior surgical therapy and estimate that we will receive clearance in the first half of 2022.

The iDose drug delivery system is a targeted injectable implant based on our micro-scale device-platform that is designed to continuously deliver therapeutic levels of medication from within the eye for extended periods of time. We completed patient enrollment and randomization in our Phase 3 clinical trials in 2021 for iDose TR and now anticipate submitting a new drug application (NDA) in 2022 with potential FDA approval of this product in 2023. Additionally, our glaucoma pipeline includes the next-generation extended release iDose (TREX); iDose (ROCK) which would include proprietary Rho Kinase inhibitor compounds from a research and development collaboration agreement with D. Western Therapeutics Institute; programs for our iLution platform; and the IOP Sensor which are still in a research and development (R&D) stage.

In addition to our organic R&D efforts, we have licensed from Santen the PreserFlo MicroShunt. The MicroShunt is an ab-externo device being developed for treatment of glaucoma where IOP is uncontrolled with maximum tolerated medical therapy or where progression of the disease warrants surgery. Santen submitted a PMA application to the FDA in June 2020, and the FDA currently is reviewing additional input obtained from glaucoma surgeons to ensure a complete evaluation of the clinical data submitted in the PMA, and as such the timing of a potential approval, and U.S. commercial launch is currently unknown. We did commence initial commercial launch activity in Australia and Canada during the fourth quarter of 2021.

Corneal Disorders

The cornea, the eye’s outermost layer, is a clear, dome-shaped surface that functions best as a lens when the cornea is strong and shaped properly. The cornea is responsible for the majority of the eye’s total focusing power and corneal disorders, including ectasia, refractive vision errors and dry eye, among others, can cause vision impairment. Corneal ectatic disorders are comprised of a class of diseases characterized by an ectatic, or misshaped, cornea. Corneal ectasia is typically caused by a weakening of the cornea, which can be due to a number of factors, including genetic causes, adverse side effects from ophthalmic refractive procedures such as LASIK, or excessive eye rubbing. We are currently targeting corneal disorders with our bio-activated pharmaceuticals including keratoconus, and corneal ectasia following refractive surgery. Keratoconus is mostly a hereditary, degenerative ectatic disease that is often first seen in older children or young adults in which the typically round, dome-shaped cornea progressively thins and weakens, causing a cone-like corneal bulge due to normal internal pressure of the eye. Corneal ectasia following refractive surgery is a serious complication that involves the cornea becoming weakened following a refractive procedure, such as LASIK, with symptoms similar to naturally occurring keratoconus. Refractive vision errors, or the inability of the cornea to properly focus light, are prevalent in the U.S. and abroad and include disorders such as presbyopia and myopia. Presbyopia is a natural part of aging due to the hardening of the eye’s crystalline lens over time, resulting in a loss of lens elasticity or the ability of the lens to change shape in order to focus incoming light on the retina. Myopia, or nearsightedness, is a vision condition in which close objects are seen clearly, but objects farther away appear blurred, and is usually caused by an elongation of the eyeball or a cornea having too much curvature. Presbyopia affects nearly everyone over the age of 40 while myopia first occurs in school-age children and typically progresses until about age 20.

Our pharmaceutical iLink platform uses a suite of novel single-use drug formulations that are bio-activated by our proprietary systems to address these corneal diseases. The iLink therapies, bioactivated upon the delivery of ultraviolet A (UVA) light to the cornea, induce a biochemical reaction called corneal collagen cross-linking, or corneal cross-linking (CXL). CXL strengthens, stabilizes and reshapes the cornea to treat corneal ectatic disorders. Our KXL System, which delivers UVA light to a large portion of the cornea, and Photrexa therapy, is approved by the FDA for use in the U.S. following removal of the epithelium (often referred to as “iLink epi-off”), a procedure familiar to ophthalmologists. In May 2019, patient enrollment in a pivotal Phase 3 clinical trial was completed to evaluate the safety and efficacy of our next generation pharmaceutical iLink therapeutic system for the treatment of keratoconus without the removal of the epithelium (often referred to as “iLink epi-on”). We expect a U.S. NDA submission during 2022 and potential approval of the iLink epi-on product in 2023. We also expect to advance a third generation iLink therapeutic system into clinical trials during 2022. Internationally, our pharmaceutical therapies can also be administered with the KXL System to address corneal weakening caused by refractive surgery such as LASIK. Our bio-activated pharmaceutical products may also offer a means of improving the vision of patients with presbyopia, myopia or other corneal diseases.

We have also developed our iLution platform of cream-based drug formulations that are applied to the outer surface of the eyelid for dropless transdermal delivery of pharmaceutically active compounds for the treatment of eye disorders. Several iLution platform products leverage an exclusive global licensing arrangement with Intratus to research, develop, manufacture and commercialize a patented, non-invasive, transdermal drug delivery formulation designed for application on the eyelid in the treatment of dry eye disease, presbyopia, glaucoma, and other ocular surface diseases and disorders. In January 2022, we commenced patient enrollment in Phase 2 clinical trials of two investigational drug candidates for the treatment of signs and symptoms of dry eye disease (GLK-301) and presbyopia (GLK-302).

Lastly, in September 2021, we entered into a licensing agreement with Attillaps Holdings, Inc. (Attillaps) to research, develop, manufacture and commercialize Attillaps’ proprietary library of investigational pharmaceutical compounds that target the eradication of Demodex mites, which are the root cause of Demodex blepharitis and often associated with meibomian gland dysfunction and related ophthalmic diseases.

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

Research & Development

We devote significant resources to our R&D efforts, which are focused on developing new products, and enhancing the effectiveness, ease of use, safety, and reliability of our commercialized products. Our R&D objectives are:

●	to advance glaucoma patient care through continuous improvement of our MIGS technologies through our iStent platform;

●	to further enhance treatment options for keratoconus, while expanding iLink and CXL indications to include treatment for certain refractive and other corneal conditions;
●	to develop dropless, transdermal pharmaceutical therapies for dry eye disease, presbyopia, glaucoma and other corneal disorders; and
●	to leverage our expertise in sustained release pharmaceutical retinal platforms to identify and develop viable treatment options for retinal diseases such as AMD, DME and RVO.

A considerable portion of our R&D investment includes clinical trials and the collection of evidence that provide data for use in regulatory submissions and required post-market approval studies involving applications of our products. We expect our R&D and clinical expenditures to increase as we continue to devote significant resources to clinical trials and regulatory approvals of our pipeline products. We currently conduct R&D activities primarily in the U.S. but are expanding our clinical capabilities to sites internationally.

Sales and Marketing

Our global sales efforts and promotional activities are currently aimed at ophthalmic surgeons and other eye care professionals. Our primary customers include ambulatory surgery centers, hospitals and physician private practices. In the U.S., we sell the majority of our products through a direct sales organization. Internationally, we sell our products through direct sales organizations in seventeen countries and a network of distribution partners in other markets where we do not have a direct commercial presence or maintain a modest commercial presence. In 2021, sales to customers inside U.S. and internationally accounted for 76% and 24% of our net sales, respectively. No single customer or distributor accounted for more than 10% of our total net sales in 2021. For the year ended December 31, 2021, our iStent technologies, the iStent, the iStent inject, and the iStent inject W and related accessories, which comprise our key iStent platform, accounted for approximately 79% of our net sales, while our iLink therapies accounted for approximately 21% of our net sales.

Competition

The medical technology and pharmaceutical industries are highly competitive. We may compete with many companies, including divisions of companies much larger than us that may have greater resources and name recognition, and smaller companies that compete against specific products or in certain geographies. Furthermore, new product development, discoveries, and technological change characterize the areas in which we compete. Our present or future products could be rendered obsolete as a result of advances by one or more of our present or future competitors or by other surgical or pharmaceutical therapy development. We must continue to develop and commercialize new products, technologies and therapies to remain competitive in the ophthalmology industry. We believe that we compete primarily on the basis of clinical superiority supported by extensive data and innovative features that enhance patient benefit, product performance, and safety.

The ophthalmic segment of the medical technology and pharmaceutical industries is dynamic and subject to significant change due to cost-of-care considerations, regulatory reform, industry and customer consolidation and evolving patient needs. The ability to provide products, technologies and therapies that demonstrate value, are reimbursed through government or third-party payors, improve clinical outcomes and provide ease of use and reliability is becoming increasingly important for companies within ophthalmology.

In glaucoma, our MIGS offerings primarily compete against Ivantis (which was acquired by Alcon in January 2022), however there are a considerable number of large and small companies providing more invasive surgical glaucoma technologies, laser-based therapies, and pharmaceuticals that may provide indirect competition or with whom we may compete should our broad clinical development pipeline be approved and commercialized. In corneal disorders, we have, under an orphan drug designation, the only FDA approved bio-activated pharmaceutical therapy for the treatment of keratoconus but globally we compete against numerous providers of corneal crosslinking therapies such as PeschkeTrade GmBH. Our corneal disorder pipeline, if approved, would vastly expand our competition to numerous large companies such as AbbVie Inc., Alcon and Johnson & Johnson, as well as some small companies that provide medical technology and pharmaceutical therapies for several areas including dry eye and refractive conditions. Our retinal health pipeline, if approved, may face substantial competition from large pharmaceutical companies such as AbbVie Inc., Novartis AG, Genentech/Roche, Regeneron and Bayer, and there are also a considerable number of large and small companies with development efforts in the field.

Facilities, Manufacturing and Distribution

Our corporate headquarters and our manufacturing operations for the iStent, iStent inject and iStent inject W are located in an approximately 98,000 square foot campus in San Clemente, California which is comprised of two main buildings. Our pharmaceutical therapies for keratoconus are primarily manufactured and supplied by third parties in the U.S. and Germany. We lease approximately 27,000 square feet of office and laboratory space in Waltham, Massachusetts, pursuant to a lease that expires in 2023, and our manufacturing operations for the majority of our proprietary systems are located in approximately 60,000 square feet of space located in Burlington, Massachusetts under a lease that expires on July 31, 2033 and contains one option to extend for a five-year period at market rates. In the first quarter of 2022, we relocated certain administrative, laboratory, R&D and warehouse space to three office buildings, comprising approximately 160,000 rentable square feet of space, located in Aliso Viejo, California (Aliso Facility). The term of the Aliso Facility lease commenced on May 1, 2019 and will continue for thirteen years, with an option to extend the lease for two additional five-year periods at market rates. We currently intend to maintain manufacturing facilities for the iStent, iStent inject, and iStent inject W at our San Clemente location for the foreseeable future. Our international subsidiaries also lease facilities in Australia, Brazil, Canada, Germany, Japan and the United Kingdom.

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

As of December 31, 2021, we owned or exclusively licensed in certain fields of use over 300 issued patents, pending U.S. patent applications, issued foreign patents and pending foreign patent applications. We may, from time to time, choose to acquire or license additional patents and patent applications, or we may choose to abandon, sell, or license certain Company patents and patent applications, depending on our needs. The issued patents that protect our commercial products and current product pipeline expire between 2022 and 2038.

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

U.S. Regulation & Reimbursement

The FDA has broad regulatory authority over medical devices and drugs in the U.S. The FDA regulates, among other things, product safety, efficacy, manufacturing, advertising, labeling and safety reporting.

Medical Device Requirements

Each medical device commercially distributed in the United States requires one of the following: (i) exemption from or clearance under a 510(k) premarket notification; (ii) approval under a Premarket approval (PMA) application; or (iii) approval of a de-novo classification petition.

The FDA classifies medical devices into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturing and regulatory control needed to ensure its safety and effectiveness. Class III devices, which include our iStent products that produce the majority of our revenue, are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices and devices deemed not substantially equivalent to a predicate device that the FDA has already cleared for marketing. Class III devices require FDA approval of the more demanding PMA application before marketing of the device can proceed. While the iStent, iStent inject and the PreserFlo MicroShunt are categorized as Class III devices and thus would generally be subject to the more rigorous PMA approval pathway, the FDA determined that an appropriate predicate device exists for the iStent infinite and that 510(k) premarket notification would be sufficient.

PMA Approval Pathway

In a PMA application process, the manufacturer must demonstrate that the device is safe and effective for its intended use, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. If the FDA accepts the application for review, it has 180 days under the Federal Food, Drug, and Cosmetic Act (FDCA) to complete its review of a PMA, although in practice, the FDA’s review can take up to several years. The FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the FDA’s Quality System Regulation (QSR). Even after a PMA approval, the FDA may require post-approval conditions to ensure the safety and effectiveness of the device, including additional clinical studies or post-market surveillance. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval. Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which may affect the safety or effectiveness of the device, require submission of a PMA supplement.

Clinical Trials of Medical Devices

Clinical trials are almost always required to support a PMA for a Class III device. All clinical investigations must be conducted in accordance with the FDA’s IDE regulations. If the device presents a “significant risk,” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an investigational drug exemption (IDE) application to the FDA, showing with appropriate data that it is safe to test the device in humans and that the testing protocol is scientifically sound.

Regardless of the degree of risk presented by the medical device, clinical studies must be approved by, and conducted under the oversight of, an Institutional Review Board (IRB) for each clinical site. During a study, the sponsor and any clinical investigators are required to comply with the applicable FDA requirements. After a trial begins, the sponsor, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

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

Drug Requirements

The development and commercialization of drug products is subject to extensive regulation by governmental authorities in the U.S. and other countries. Before marketing in the U.S., a drug must undergo rigorous preclinical and clinical studies and an extensive regulatory approval process implemented by the FDA under the FDCA. Several of our pipeline products, including our iDose implants and our iLution cream-based formulations, are drug products that are subject to this regulatory approval process.

Before commencing clinical studies in humans in the US, we must submit to the FDA an IND that includes, among other things, the general investigational plan and protocols for specific human studies and the results of preclinical studies. Once clinical studies have begun under the IND, they are usually conducted in three phases and under FDA oversight. These phases generally include the following:

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

The results of drug development, preclinical studies and clinical studies must be submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information. The Prescription Drug User Fee Act (PDUFA) establishes timeframes for FDA review of NDAs and the 2007 Food and Drug Administration Amendments Act gave the FDA authority to require implementation of a formal Risk Evaluation and Management Strategy to ensure that the benefits of a drug outweigh its risks. At the end of the review period, the FDA communicates either approval of the NDA or a complete response listing the application’s deficiencies.

As part of the NDA approval, the FDA may require post-marketing studies, sometimes referred to as Phase 4 studies, to monitor the safety and effectiveness of approved drugs, which may limit further marketing of the drug based on the results of these post-marketing studies.

If regulatory approval for a drug is obtained, the marketing of the drug will be limited to those diseases and conditions approved by FDA and for which the drug was shown to be effective, as demonstrated through clinical studies and specified in the drug’s labeling. Even if this regulatory approval is obtained, a marketed drug, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. The FDA ensures the quality of approved drugs by carefully monitoring manufacturers’ compliance with its current Good Manufacturing Practice (cGMP) regulations, which contain minimum requirements for the methods, facilities, and controls used in manufacturing, processing, and packaging of a drug. The FDA may withdraw drug approval if compliance with post-marketing regulatory standards is not maintained or if safety or quality issues are identified after the drug reaches the marketplace.

The FDA has recently determined that products previously regulated as drugs, which are comprised of a drug constituent part and a device part, may become subject to regulation as drug-led combination products. This may impact some of our pipeline products, such as our iDose drug-eluting implants. These products that are considered to be drug-device combination products will require review and coordination by FDA’s drug and device centers prior to approval, which may delay approval. In the U.S., a combination product with a drug primary mode of action generally would be reviewed and approved pursuant to the drug approval processes under the FDCA. In reviewing the approval application for such a product, however, FDA reviewers in the drug center will consult with their counterparts in the device center to ensure that the device component of the combination product meet applicable requirements regarding safety, effectiveness, durability and performance. Under FDA regulations, combination products are subject to cGMP requirements applicable to both drugs and devices, including the Quality System (QS) regulations applicable to medical devices.

We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, the FDA and other regulatory authorities have broad regulatory and enforcement powers, including the power to withdraw approvals.

Health Care Regulatory Laws

Additional laws and regulations also govern our business operations and products in the U.S., including among others:

●	the federal health care Anti-Kickback Statute which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, arrangement for, or recommendation of, items or services for which payment may be made, in whole or in part, under federal health care programs;
●	the federal civil False Claims Act prohibits, among other things, knowingly presenting or causing the presentation of a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. False Claims Act liability is significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false claim or statement for violations (adjusted annually for inflation);
●	federal and state laws and regulations that govern the collection, dissemination, security, use, disclosure and confidentiality of patient-identifiable health and other proprietary and personally-identifiable information, in particular, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH). HIPAA created federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program; and
●	the Physician Payments Sunshine Act, which requires applicable manufacturers like us to report annually to the Centers for Medicare and Medicaid Services (CMS) information related to payments and other “transfers of value” made to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. For reports beginning in 2022, applicable manufacturers also will be required to report information regarding such payments and transfers of value provided in 2021 to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.

Certain states also mandate implementation of corporate compliance programs, require adherence to the industry’s voluntary compliance guidelines, impose restrictions on manufacturer marketing practices, require registration or licensing of manufacturers and their sales representatives, and/or require tracking and reporting of gifts, compensation, and other remuneration to healthcare professionals and entities.

Additionally, some states have proposed or enacted legislation that will create new data privacy and security obligations for certain entities, such as the California Consumer Privacy Act (CCPA) that went into effect January 1, 2020, the California Privacy Rights Act approved in November 2020 and that will be effective in January 2023, the Virginia Consumer Data Protection Act enacted on March 2, 2021 and the Colorado Privacy Act enacted on July 8, 2021. Violations of these laws, or the health care regulatory laws described above, may subject us to administrative, civil, and criminal penalties, including imprisonment of individuals, the imposition of significant fines, monetary penalties, and damages, exclusion from participation in (or reimbursement for our products from) federal health care programs like Medicare or Medicaid, imposition of compliance obligations or monitoring, curtailment or restructuring of our operations, and damage to our reputation.

Reimbursement

Ambulatory surgery centers, hospitals and physician private practices that purchase our medical device products typically bill various third-party payors, such as government programs, private insurance plans and managed care programs, to cover all or a portion of the costs and fees associated with the therapeutics or procedures in which our products are used and bill patients for any applicable deductibles or co-payments. In the U.S., physicians are typically paid separately from the facility for surgical procedures involving our products. In the U.S., there are distinct billing codes that are used by healthcare providers to report the provision of medical procedures and the use of supplies for specific patients to payors. There are different categories of Current Procedural Terminology (CPT) codes (Category I, II and III) based on the procedure or supply. For 2022, the temporary Category III CPT codes associated with payment rates for existing iStent-related procedures converted to permanent Category I codes for facility fee and physician fee payments furnished in both the hospital outpatient and ambulatory surgery center settings. As compared to the payments rates in effect in 2021 under the Category III CPT code, the CMS 2022 Medicare payment rates reflect a significantly lower physician fee involving procedures of the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, while the facility fee schedule related to reimbursement for surgeries that include implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, reflects a slight decrease in payment rate to an ambulatory surgery center, and an increase in reimbursements to a hospital. We estimate that approximately 80% of procedures utilizing our trabecular micro-bypass technologies in the U.S. are performed in the ambulatory surgery center setting and the remaining estimated 20% of procedures are performed in the hospital. Even though a permanent billing code has been assigned to a product, there is no guarantee that coverage will be provided.

Additionally, effective in 2022, we obtained a temporary Category III CPT code associated with payment rates for facility fee payments that are lower than anticipated for standalone insertion of an aqueous drainage device in the ambulatory surgery center and hospital setting, which would be the procedure that such facilities would use with our iStent infinite product, which is not yet approved by the U.S. Food & Drug Administration. Prior to expiration of a temporary code, there are two options: submit an application to convert a temporary code to a permanent code or submit an application for a five-year extension of the temporary code. In connection with a transition to a permanent code, both the physician fee and facility fee associated with the procedures using our iStent infinite product will be reevaluated. In some cases, the physician fees and/or facility fees have been decreased at the time codes are transitioned from temporary to permanent.

There is no published Medicare payment schedule at the national level for physician payment amounts for temporary Category III CPT code products. The physician payment rate is left to the discretion of the regional Medicare Administrative Contractors (MACs), with each MAC separately determining coverage and no assurance that coverage and adequate reimbursement will be obtained from, or maintained by, the MACs. MACs have in the past, and may in the future, change coverage terms.

Our Photrexa pharmaceutical therapy has received a permanent healthcare common procedure coding system J code and we have obtained temporary Category III CPT code for the professional fees associated with CXL.

In the U.S., no uniform policy of coverage and reimbursement exists among third-party payors; coverage and reimbursement can differ significantly from payor to payor. In addition, payors continually review new products for possible coverage and existing products for changes in coverage and can, without notice, deny coverage.

International Regulation & Reimbursement

In addition to regulations in the U.S., we are subject to a variety of regulations in other jurisdictions governing clinical trials, commercial sales and distribution of our products and reporting of payments to physicians. Whether or not we obtain FDA approval for a product, we must obtain authorization before commencing clinical trials or obtain marketing authorization or approval of a product under the comparable regulatory authorities of countries internationally. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. In addition, certain countries have adopted transparency legislation that requires us to report contracts with or payments made to physicians in those countries and many have enacted anti-kickback laws and regulations, which generally prohibit the offer, receipt, or payment of remuneration in exchange for or to induce the use of our products.

Similar to the trend within the U.S., other major international markets are also moving toward more stringent regulatory frameworks for medical device and drug products. For example, in May 2017, the EU adopted a new regulatory scheme for medical devices under the Medical Device Regulation (MDR). The MDR became effective in May 2021 with a transition period through May 2024 at the latest, and will bring significant new requirements for many medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, new definitions and registration of economic operators throughout the distribution chain, and additional post-market surveillance and vigilance, which could result in substantial additional expense.

The EU has also adopted increasingly stringent data protection and privacy rules that have and will continue to have a substantial impact on the use of patient data across the healthcare industry. The EU General Data Protection Regulation, or GDPR, became effective in May 2018 and applies across the EU (with the exception of the United Kingdom, which has adopted the UK Data Protection Act 2018 and a substantially equivalent version of the GDPR). The

GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. Failure to comply with the GDPR requirements may result in costly government enforcement actions, private litigation, and negative publicity, each of which could further result in reputation damage and our business, financial condition, results of operations or prospects could suffer.

Reimbursement

Internationally, reimbursement levels vary significantly by country and by region within some countries. Reimbursement is obtained from a variety of sources, including government-sponsored and private health insurance plans, and combinations of both. Some countries require additional clinical data before granting or expanding coverage and reimbursement for our products. In general, obtaining broad-based reimbursement and adequate payment for new technologies is more difficult in these markets than in the U.S. Many countries require new medical technologies to not only be safe and effective, but also to be able to demonstrate clinical benefits that outweigh the costs when compared to the standard of care. As in the U.S., reimbursement decisions can change, resulting in the elimination or reduction of reimbursement payments, which could adversely affect our financial results and our ability to invest in and grow our business.

Other

Our operations and many of the products we manufacture or sell are subject to extensive regulation by numerous other governmental agencies, both within the U.S. and internationally. In the U.S., apart from the agencies discussed above, our facilities, operations, employees, products (their manufacture, sale, import and export) and services are regulated by the Environmental Protection Agency, the Occupational Health & Safety Administration, the Department of Labor, Customs and Border Protection, the Department of Commerce, the Department of Treasury, the Department of Justice and others. State agencies also regulate our facilities, operations, employees, products and services within their respective states. Government agencies internationally also regulate public health, product registration, manufacturing, environmental conditions, labor, exports, imports, bribery and corruption and other aspects of our global operations.

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

Human Capital Management

Glaukos is committed to developing a comprehensive, cohesive and positive employee experience. We consider talent attraction, development, engagement and retention a key driver of our business success. As of December 31, 2021, we had 727 full-time employees. Our Board of Directors, through the Compensation, Nominating and Governance Committee, retains direct oversight of our human capital management process, including demographics, talent development, employee retention, material aspects of employee compensation as well as diversity and inclusion recruitment, retention and compensation efforts. Additionally, the Compensation, Nominating and Governance Committee assists management with the implementation of the Company’s diversity strategy. We report on human capital matters at each regularly scheduled Board of Directors meeting and periodically throughout the year. The most significant human capital measures or objectives that we focus on in managing our business and our related human capital initiatives include the following:

●	Workforce Diversity: We believe that truly innovative companies must find new ways to address the marketplace’s needs and the most effective innovation happens when our workforce represents a diversity of ideas and experiences. We embrace diversity in our employee recruiting, hiring, and development practices. Our workforce was made up of 37% female employees and 42% racially or ethnically diverse employees as of December 31, 2021, with 32% and 37% of management positions being filled by female and racially or ethnically diverse individuals, respectively. During 2021, of the promotions that were earned within our workforce, 37% were earned by female employees and 52% were earned by racially or ethnically diverse employees.

●	Inclusion and Belonging: We strive to create a work environment that emphasizes respect, fairness and dignity and do not tolerate discrimination or harassment. Individuals are evaluated based on merit, without discrimination, including discrimination based on race, color, religion, national origin, citizenship, marital status, gender (including pregnancy), gender identity, gender expression, sexual orientation, age, disability, veteran status, or other characteristics protected by law. We are committed to providing equal opportunities to every member of our workforce. To further celebrate the rich perspectives and experiences that arise from racial, ethnic, socio-economic, sexual, gender, physical and religious diversity, in 2021 we formed the Diversity, Equity and Inclusion Forum, comprised of Glaukos employees from across the globe who serve as an advisory group to help promote our inclusive culture.

●	Health, Safety, and Wellness: We are dedicated to the safety and wellbeing of our employees. As the COVID-19 pandemic continued in 2021, we maintained a remote work environment for many of our employees, and continued to provide those employees with the resources necessary to effectively perform their job responsibilities. We retained the use of personal protective equipment and social distancing within our manufacturing and distribution operations. We also offered periodic voluntary COVID-19 viral testing to on-site employees. Further, we continued our COVID-19 pay policies, started in 2020, that provide our employees up to ten additional days of paid leave if they experience COVID-19 exposure or illness or to need time to care for exposed or ill family members.

●	Philanthropy and Volunteerism: We created the Glaukos Charitable Foundation to assist the company in its philanthropic endeavors. Glaukos has donated over $10 million worth of its products to assist individuals in need. Additionally, we regularly hold local volunteer events and fundraising campaigns, including approximately 20 in 2021, to encourage our employees to give back to our communities, a commitment that we further support by offering employees paid time off for charitable volunteering. One of our more impactful volunteer events involved Glaukos employees adopting over 140 disadvantaged families globally to help provide a more special holiday experience.

●	Training and Development: Employees receive regular development feedback through quarterly management reviews during which they are encouraged to cultivate new skills and opportunities. We coach our leaders to facilitate effective conversations and measure the effectiveness of these conversations by surveying our employees. In addition to training and development opportunities, all new employees are required to participate in substantial training seminars to introduce them to Glaukos’ business, pipeline and position within ophthalmology. We value knowledge and continuous improvement and conduct frequent informational sessions to further expose our employees to different departments, projects and business priorities. Additionally, in 2021 we launched a company-wide learning management system to streamline our training process and make learning opportunities even more accessible for our employees worldwide.

●	Compensation and Benefits: To attract, retain and recognize talent, we aim to ensure merit-based, equitable compensation practices and strive to provide competitive compensation and benefit packages to our workforce. Employees at all levels are eligible for discretionary cash bonuses. To align employees with the organization’s performance, all U.S. employees are eligible to receive new hire and annual awards of restricted stock units. In furtherance of our commitment to internal pay equity and pay transparency, Glaukos conducts an annual pay equity analysis to evaluate compensation distribution, which analysis is also conducted in connection with new hires, promotions and our annual affirmative action planning process. Despite the difficulties presented by COVID-19, in recent years we expanded our global benefits programs, including broadening our employee assistance program globally, adding elderly and childcare and fertility treatment assistance and introducing parental leave for new and adoptive parents for U.S. based employees, and expanding access to our trackless paid time off policy.

●	For additional information on human capital matters, please see our most recent Sustainability Report, which is available on our website at www.glaukos.com. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this report or any other document that we file with the Securities and Exchange Commission (SEC).

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

As described in Item 1, Business, “Recent Developments – 2022 reimbursement rates,” the United States (U.S.) Centers for Medicare & Medicaid Services’ (CMS’) Final Rules for 2022 impose a new, significantly lower physician fee and a slightly reduced facility fee related to the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, furnished in the ambulatory surgery center setting. We believe these CMS physician fee and facility fee rate decreases disrupted traditional customer ordering patterns and have resulted in our customers’ trialing of competitive products, causing reduced glaucoma sales volumes in the U.S. during our third and fourth quarter of 2021. The reduction of the physician fee may continue to have an adverse impact on procedural iStent family product volumes, in conjunction with cataract surgery, in 2022, as well as on our U.S. combo-cataract glaucoma revenues, gross profit, and net income, the full extent of which is not known at this time.

Additionally, the Final Rules established facility fee payment rates for the procedure that hospitals and ambulatory surgery centers will use with Glaukos’ iStent infinite product, which is not yet approved by the FDA, that were lower than anticipated. The physician fee payment rate for this procedure will be set by the multi-state, regional contractors, or Medicare Administrative Contractors (MACs), responsible for administering Medicare claims, and is unknown at this time. This physician fee payment rate, alone or in combination with the standalone facility fee payment rate, may result in inadequate reimbursement and impact the use of this product, if and when approved.

The COVID-19 pandemic has adversely affected, and could continue to materially and adversely affect, our business, results of operations, financial condition, liquidity, and cash flows.

While COVID-19 and its resulting variant viruses have had, and we expect them to continue to have, an adverse effect on our business, results of operations, financial condition, liquidity and cash flows, we are unable to predict the extent or nature of these impacts at this time.

To protect our employees and adhere to the guidance and orders of various governmental authorities, beginning in the first quarter of 2020 and continuing through December 31, 2021, we shifted the majority of our workforce to remote operations and implemented changes to our manufacturing and distribution operations to include the use of personal protective equipment and ensure social distancing. Further, in an effort to identify, and avoid further infection from, asymptomatic cases, we have required that any onsite individuals adhere to our social distancing and masking requirements. As our employees begin to return to onsite work, a process that began in January 2022, the return-to-work strategies we have adopted or may adopt, including masking, testing, vaccination or other requirements, may have an unanticipated impact on our employees that could be disruptive to our business and adversely impact our financial and operational results.

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

We continue to carefully manage our discretionary spending in response to COVID, which may slow the growth trajectory of the Company or require us to delay projects that could have benefitted the Company. In addition to the cost saving measures, we issued $287.5 million in aggregate principal amount of 2.75% convertible notes due 2027 (the Convertible Notes) in June 2020, the proceeds of which are expected to be used for working capital and general corporate purposes. As described in Item 1, Business, “Impact of COVID-19 Pandemic and Current Economic Environment,” some of our supply chain and development partners have experienced delays and unfulfilled deliveries of product due to COVID, both in raw material acquisition and due to lack of headcount resources. If these delays and partial or unfilled deliveries persist, they could impact our ability to ship some of our products to our customers, or bring some of our pipeline products to market, in a timely manner.

We cannot predict the timing and full impact of the pandemic on our future financial and operating results given the continued uncertainties associated with the pandemic, including the possibility of future surges of COVID-19, uncertainties about the severity and transmission rates of new more contagious and/or vaccine-resistant variants of COVID-19, the availability, distribution, public acceptance rate and efficacy of vaccines and therapeutics for COVID-19 and patient reluctance to seek primary care from optometrists and ophthalmologists or undergo medical procedures during or following the pandemic. Additionally, the COVID-19 pandemic has led to widespread staffing shortages, including in ambulatory surgery centers, which may also impact elective procedures. Restrictions on elective procedures and therapies and the closures of ophthalmic practices in an effort to halt the spread of COVID-19 have also impacted the progress of our pipeline products. For example, new patient enrollment in our iDose clinical trial slowed significantly but was completed in June 2021, which delayed the iDose approval timeline. Any further prolonged economic slowdown or reinstitution of stay-at-home or similar orders may cause additional delays in the progress of our pipeline products, including those in clinical trials. While we cannot predict the full impact of COVID-19 on the timing of completion of our clinical trials and the expected regulatory approvals of our pipeline products, our disclosed targeted approval dates anticipate, to our best estimate, such impact.

We have incurred significant losses since inception and our business requires substantial capital and operating expenditures to operate and grow. There can be no guarantee that we reach sustained profitability.

Since the Company’s inception in 1998, we have incurred significant operating losses. As of December 31, 2021, we had an accumulated deficit of approximately $365.2 million, principally from costs incurred in our clinical trial, R&D programs and from our general and administrative expenses. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering (IPO), the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities, cash generated from commercial operations and the issuance of the Convertible Notes. To implement our global business strategies we need to, among other things, fund ongoing R&D activities, expand our manufacturing capabilities, grow our sales and marketing organization, enforce or defend our intellectual property rights, acquire companies or in-license products or intellectual property, and obtain regulatory clearance or approval to commercialize our existing products in international markets or to commercialize those currently under development in the U.S. and internationally. As a result, we expect our expenses to continue to increase as we pursue these objectives. While we believe we have sufficient cash to fund our operations for at least the next 12 months from the date our consolidated financial statements for the year ended December 31, 2021 are made publicly available, our ability to reach sustained profitability is highly uncertain, especially given our increasingly competitive landscape, which makes forecasting our sales more difficult.

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

It is important that we continue to build a more complete product offering. Developing additional products is expensive and time-consuming. Even if we are successful in developing our additional pipeline products, including those currently in development, the success of our new product offerings is inherently uncertain and there can be no assurance that our products will produce net sales in excess of the costs of development. Any current or new products could also quickly be rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying superior technologies, features or better product safety, quality or efficacy. Our competitors include large publicly traded companies or divisions of publicly traded companies and have more resources, greater name recognition, longer operating histories, more established relationships with healthcare professionals, customers and third-party payors, broader products lines, more established sales and marketing programs and distribution networks, and greater experience in obtaining regulatory clearance or approval. Additionally, our research programs, which are expensive and time-intensive, may fail to yield product candidates for clinical development despite showing initial promise. If we are unable to successfully commercialize additional products, our business prospects would be materially affected.

As our growth strategy turns increasingly global, we are, and will continue to be, subject to a variety of risks associated with our international operations, which could adversely impact our results of operations and financial condition.

Our existing foreign operations, as well as our planned international growth, expose us to additional uncertainty and risks beyond regulatory authorization and reimbursement levels. Internationally, we sell our products through direct sales organizations in seventeen countries and a network of third-party distribution partners in other markets. These international operations expose us and our subsidiaries and third-party distributors to a variety of risks including, without limitation, the following:

●	different, and in some cases more exacting and lengthy, regulatory approval processes, regulations and laws, and pricing and reimbursement systems;
●	reduced or varied protection for intellectual property rights or difficulties enforcing our intellectual property rights and defending against third-party threats and intellectual property enforcement actions against us, our distributors, or any of our third-party suppliers;
●	pricing pressure or longer sales and payment cycles;
●	different competitive dynamics, including smaller market sizes, which we may not be able to fully appreciate before entering certain foreign markets;
●	a shortage of high-quality regional sales managers, direct sales representatives and distributors, and the difficulties of managing foreign operations;
●	relative disadvantages compared to competitors with more recognizable names, longer operating histories and better established distribution networks and customer relationships;
●	political and economic instability, international terrorism and anti-U.S. sentiment, or the imposition of U.S. or international sanctions that could restrict or prohibit continued business;
●	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;
●	scrutiny of foreign tax authorities that could result in significant fines, penalties and additional taxes;
●	different cultural norms which may impact how business is conducted;
●	laws and business practices favoring local companies;
●	difficulties in maintaining consistency with our internal guidelines;
●	difficulties in enforcing agreements and collecting receivables through foreign legal systems;
●	money laundering, bribery and corruption practices and breach of sanction regulations by third parties in our distribution network, which may be difficult for us to discover or prevent;
●	failures by our third-party partners to properly assist us with local guidance on operations, financial and other reporting, accounting, tax, payroll, legal and regulatory matters; and
●	the imposition of costly and lengthy new export licensing requirements and restrictions, particularly relating to technology.

If we experience any of these risks, our sales in non-U.S. jurisdictions may be harmed, our results of operations would suffer, and our reputation and business prospects would be negatively impacted.

If the supply and/or manufacture of our principal revenue-producing products, the iStent, the iStent inject models and our Photrexa therapies, is materially disrupted, it may adversely affect our ability to manufacture products and could reduce our gross margins and negatively affect our operating results.

Our sole manufacturing location for our iStent products is an approximately 98,000 square foot campus located in San Clemente, California, where we manufacture, inspect, package, release and ship nearly all of our iStent and iStent inject products. This is also the location where we conducted substantially all of our research and development (R&D) activities, customer and technical support, and management and administrative functions in 2021. In January 2022, we began to relocate our corporate administrative headquarters, along with certain laboratory, R&D and warehouse space, to a new facility in Aliso Viejo, California (Aliso Facility), as described in Item 1, Business, “Facilities, Manufacturing and Distribution.” If either of our San Clemente or Aliso Facility suffers a crippling event, or a force majeure event such as an earthquake, fire or flood, this could materially impact our ability to operate.

Additionally, we rely on a limited number of third-party suppliers, in some cases sole suppliers, to supply components for the iStent, the iStent inject models and our other pipeline products. If any one or more of our suppliers cease to provide us with sufficient quantities of components or drugs in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our domestic and international quality control standards and regulatory requirements including the FDA’s Quality System Regulation and Current Good Manufacturing Practices regulations, we may be unable to obtain components if our component suppliers are found to be in violation of such standards and we may have difficulty quickly engaging additional or replacement suppliers for some of our critical components, which could delay or impact our business, including the regulatory approval timelines as has happened with iLink Epioxa. If our manufacturing facilities or those of any of our component suppliers or contract facilities are found to be in violation of applicable laws and regulations or fail to adequately remediate any issues discovered during an audit, the FDA or other notified bodies could take enforcement action. Even if we are able to identify and qualify a suitable second source to replace one of our key suppliers, if necessary, that replacement supplier would not have access to our previous supplier’s proprietary processes and would therefore be required to develop its own, which could result in further delay. Despite our efforts to maintain an adequate supply of inventory, the loss of these suppliers, or their inability to provide us with an adequate supply of components or products, could cause delay in the manufacture of our products, thereby impairing our ability to meet the demand of our customers and causing significant harm to our business. Any disruption of this nature or increased expense could harm our commercialization efforts and adversely affect our operating results.

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

In the course of conducting our business, we have had to and must continue to adequately address quality issues associated with our products, including in our engineering, design, manufacturing and delivery processes, as well as issues in third-party components included in our products. Because our products are highly complex, the occurrence of performance issues may increase as we continue to introduce new products and as we rapidly scale up manufacturing to meet increased demand for our products. Although we have established internal procedures to minimize risks that may arise from product quality issues, there can be no assurance that we will be able to eliminate or mitigate occurrences of these issues and associated liabilities. In addition, identifying the root cause of performance or quality issues, particularly those affecting third-party components, may be difficult, which increases the time needed to address quality issues as they arise and increases the risk that similar problems could recur. Finding solutions to quality issues can be expensive and we may incur significant costs or lost revenue in connection with, for example, shipment holds, product recalls and warranty or other service obligations. In addition, quality issues can impair our relationships with new or existing customers or result in product liability suits against us, which may be expensive to defend or resolve and could impact the reimbursement coverage of our products, our product liability insurance rates and/or our cash reserves in the event our existing insurance coverage is insufficient. The occurrence of any of the foregoing could harm our reputation as a producer of high quality products, which could adversely affect our business, financial condition or results of operations.

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

In addition to the impact of the COVID-19 pandemic, our net sales may experience volatility due to a number of factors, many of which are beyond our control, including, among other things, fluctuating demand, pricing pressures applicable to our products, Medicare payment rates established by CMS, commercialization of our new and existing products and the marketing of competitive products, results of clinical research and trials, regulatory approvals and legislative changes affecting our products, variances in the sales terms, supply chain and inventory management, shortage of raw materials, timing or volume of customer orders and the length of our sales cycle, which varies and may be unpredictable. As a result, you should not rely on our results in any past period as an indication of future results and you should anticipate that fluctuations in our quarterly and annual operating results may continue and could generate volatility in the price of our common stock. We believe that quarterly comparisons of our financial results should not be relied upon as an indication of our future performance.

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

We have benefited substantially from the leadership and performance of our senior management and other key employees. For example, our chief executive officer, as well as other key members of our senior management, has experience successfully developing novel technologies and scaling early-stage medical device and pharmaceutical companies to achieve profitability. We also rely on our qualified sales representatives and on consultants and advisors in our research, operations, clinical and commercial efforts to grow our business, develop and commercialize new products and implement our business strategies. Our success will depend on our ability to retain our current management, key employees and consultants and advisors, and to attract and retain qualified personnel in the future, including by providing competitive compensation and benefit programs, career advancement prospects and sufficient opportunities to develop leadership, managerial and other valuable skills. The loss of services of these personnel, which could occur without notice and without cause or good reason, could prevent or delay our growth plans and the implementation and completion of our strategic objectives, or divert management’s attention to seeking qualified replacements. Our employees, including our senior management, are not subject to non-competition agreements. Accordingly, the adverse effect of losing key personnel could be compounded by our inability to prevent them from competing with us.

We have and may continue to enter into acquisitions, collaborations, in-licensing agreements, joint ventures, alliances or partnerships with third parties that could fail.

We have and may continue to enter into acquisitions, collaborations, in-licensing agreements, joint ventures, partnerships or undertake one or more of these transactions in order to retain our competitive position within the marketplace or to expand into new markets. Examples include our acquisitions of DOSE and Avedro, as well as our licensing of Santen’s Preserflo MicroShunt, the Intratus drug delivery platform and the Attillaps pharmaceutical compounds. However, we cannot assure you that we will be able to successfully complete any future acquisition we may pursue, or that we will be able to successfully integrate any acquired business, product or technology in a cost-effective and non-disruptive manner. Our future successes will depend, in part, on our ability to manage an expanded business, which may pose substantial challenges for our management, such as the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful in managing such expanded business or that we will realize the expected economies of scale, synergies and other benefits currently anticipated from recent or future acquisitions or strategic transactions. Additionally, these collaborations, joint ventures, and partnerships may fail to result in any commercialized product, including due to delays in or failures to obtain regulatory approvals, such as the approval delays with respect to the PreserFlo MicroShunt, and could require us to invest a substantial amount of resources only to ultimately fail. In addition, these arrangements may be terminated before we are able to realize net sales to sufficiently cover the costs associated therewith, which could materially impact our business. We cannot assure you that any such transaction would result in the benefits expected from the transaction, including revenue growth, increased profitability or an enhancement in our business prospects. Further, pursuing acquisitions, collaborations, in licensing agreements, joint ventures, alliances or partnerships with third parties, whether or not completed, is costly and time-consuming and could distract Company management from the operation of the business, which could negatively impact our operating results.

Failure to protect our information technology infrastructure against cyber incidents, network security breaches, service interruptions, or data corruption could materially disrupt our operations and adversely affect our business, operating results, or the effectiveness of our internal controls over financial reporting.

The efficient operation of our global business depends on our information technology systems, including telecommunications, the internet, network communications, email and various computer hardware and software applications. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions. Our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, power losses, computer system or data network failures, data corruption and security breaches or other cyber-based incidents, which we have experienced and which we continue to monitor. Cyber incidents can include ransomware, computer denial-of-service attacks, worms, and other malicious software programs introduced to our computers and networks, including intrusions that are disguised and evade detection for an extended period of time, phishing attacks, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage. While none of the cyber incidents or service interruptions that we have experienced to date have had a material adverse impact on our business, financial condition or operations, we cannot assure that future incidents will not materially and adversely impact us. In addition, a variety of our software systems are cloud-based data management applications, hosted by third-party service providers whose security and information technology systems are subject to similar risks. The failure to protect either our or our service providers’ information technology infrastructure could disrupt our entire operation or result in decreased sales, increased overhead costs, product shortages, loss or misuse of proprietary or confidential information, intellectual property or sensitive or personal information, all of which could have a material adverse effect on our reputation, business, financial condition and operating results.

Our enterprise resource planning (“ERP”) system, which was implemented in 2020, is integral to our ability to accurately and efficiently maintain our books and records, record transactions, and prepare our financial statements. Any disruptions or difficulties that may occur in connection with our ERP system (whether in connection with the regular operation, periodic enhancements or upgrades of such systems, or due to cyber incidents) could adversely affect our ability to provide services, fulfill contractual obligations, file reports with the SEC in a timely manner, operate our business or otherwise affect our controls environment. If our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC, or other regulatory authorities. Any of these events could have an adverse effect on our business, operating results and financial condition.

Failure to comply with data privacy and security laws could have a material adverse effect on our business.

We are subject to state, federal and foreign laws relating to data privacy and security in the conduct of our business, including state breach notification laws, the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, the European Union’s General Data Protection Regulation (GDPR), the UK Data Protection Act and the UK GDPR, and the California Consumer Privacy Act (CCPA), among others. These laws affect how we collect and use data of our employees, consultants, customers and other parties. These laws, as well as similar laws being enacted by other states and countries, impose substantial requirements that involve the expenditure of significant resources and the investment of significant time and effort to comply. We also rely on third parties to host or otherwise process some of this data. In some instances, these third parties have experienced failures to protect data privacy. Any failure by a third party to prevent security breaches could have adverse consequences for us. Our failure to comply with these laws or prevent security breaches of such data could result in significant liability under applicable laws, cause disruption to our business, harm our reputation and have a material adverse effect on our business.

We cannot be certain that our net operating loss tax carryforwards will be available to offset future taxable income.

At December 31, 2021, we had approximately $491.4 million, $328.4 million and $12.3 million of net operating loss (NOL) carryforwards for federal, state and foreign purposes, respectively. Federal NOL carryforwards incurred prior to 2018 begin to expire in 2024, while federal NOL carryforwards of $239.2 million will not expire but can only be used to offset 80 percent of future taxable income. The state and foreign NOL carryforwards begin to expire in 2022.

At December 31, 2021, we had federal and state R&D credit carryforwards of approximately $35.6 million and $18.4 million, respectively. Federal credits begin to expire in 2022, state credits of $4.1 million begin to expire in 2023, and state credits of $14.3 million carry over indefinitely. We continue to provide a valuation allowance against a portion of these tax attributes because we believe that uncertainty exists with respect to their future realization.

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

As of December 31, 2021, we had $287.5 million in principal amount of indebtedness as a result of the issuance of the Convertible Notes. We may also incur additional indebtedness to meet future financing needs. Interest payments, fees, covenants and restrictions under agreements governing our current or future indebtedness, including the indenture governing the Convertible Notes, could have significant consequences, including the following: impairing our ability to successfully continue to commercialize our current or future products; limiting our ability to obtain additional financing on satisfactory terms; increasing our vulnerability to general economic downturns, competition and industry conditions; requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness; inhibiting our flexibility to plan for, or react to, changes in our business; and diluting the interests of our existing stockholders if we issue shares of our common stock upon conversion of the Convertible Notes. The occurrence of any one of these events could have an adverse effect on our business, financial condition, operating results or cash flows and ability to satisfy our obligations under the indenture governing the Convertible Notes and any other indebtedness.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the amounts payable under our current or future indebtedness, including the Convertible Notes, will depend on our operating and financial performance, which may be subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary investments in our business, and our cash needs may increase in the future. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or secure desirable terms, which could result in a default on our debt obligations.

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash or to repurchase the Convertible Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes.

Noteholders may require us to repurchase their Convertible Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the aggregate principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Convertible Notes surrendered therefor or Convertible Notes being converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture governing the Convertible Notes or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture governing the Convertible Notes would constitute a default under the indenture governing the Convertible Notes. A default under the indenture governing the Convertible Notes or the occurrence of the fundamental change itself may lead to a default under any future credit facility or other agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.

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

Our medical devices, drugs, drug/device combination products and other products are subject to extensive government regulation in the U.S. by the FDA, state regulatory authorities and foreign regulatory authorities in the countries in which we conduct business. These regulations relate to, among other things, R&D, labeling, advertising, promotion, pricing, and discounts, recordkeeping, reporting, import and export, post-approval studies and the sale and distribution of our products. See Item 1, Business, “Government Regulation – U.S. Regulation & Reimbursement” and “International Regulation & Reimbursement” for additional information.

The process of obtaining clearances or approvals to market our products can be expensive and lengthy, and we cannot guarantee that our current products will receive approval for additional indications or that our future products will receive clearance or approval on a timely basis, if at all. Additionally, based upon a recent FDA determination, our pipeline products that are considered drug-device combination products will require review and coordination by each of

FDA’s drug and device centers prior to approval, which may delay approval. Before we can obtain regulatory approval for any product candidate, we may be required to undertake extensive clinical testing in humans to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory agencies, including internationally. We have experienced in the past, and could experience in the future, delays in the commencement or completion of clinical trials or testing that could significantly affect our product development costs. We do not know whether planned clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients in a timely manner or be completed on schedule, if at all. Conducting clinical trials is a complex and expensive process, can take many years, and outcomes are inherently uncertain. We incur substantial expense for, and devote significant time to, clinical trials but cannot be certain that the trials will ever result in commercial sales, even if we believe the results from such trials are positive. We may suffer significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical trial process. Any of our medical device products may malfunction and any of our products may produce undesirable adverse effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials. We, the clinical trial investigators, the independent review board responsible for overseeing the trial, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time due to a number of factors, including failure to conduct the clinical trial in accordance with applicable regulatory requirements or trial protocols, failure to demonstrate a benefit from using the product, lack of sufficient funding, or to avoid exposing trial participants to unacceptable health risks. Any delay or failure in clinical trials would delay or prevent our ability to obtain necessary regulatory approvals, which would have a material adverse effect on our business, financial condition and prospects.

In some instances we or our partners have pursued, and may in the future pursue, a regulatory clearance or approval that has proven or proves unsuccessful, such as the delays experienced by the PreserFlo Microshunt and the change in regulatory pathway undertaken with respect to the iStent infinite, which in the past has, and in the future may, substantially increase the time and financial resources required to obtain FDA or other regulatory approval or could result in new competitive products reaching the market faster than our product candidate, which could materially adversely impact our competitive position and prospects. We cannot assure you that we will receive the requisite or timely approvals for commercialization of our product candidates.

Even after we have obtained the proper regulatory clearance or approval to market a product, we have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations. We may also be required to seek additional regulatory approvals to modify our approved products or their manufacturing processes, which may entail significant time and expense. We and our suppliers are subject to extensive post-marketing regulatory requirements and failure to comply with applicable requirements could subject us to enforcement actions, including product approval withdrawals. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. Other post-market requirements that may regulate our products include establishment registration and device listing, quality system and good manufacturing requirements, reporting of adverse events and device malfunctions, reporting of corrections and removals (recalls), labeling requirements, and promotional restrictions. Under FDA regulations, combination products are subject to the quality system and good manufacturing requirements applicable to both drugs and medical devices. Our products could malfunction, cause unexpected adverse events, or experience performance problems that require review and possible corrective action by us or a component supplier, including a recall or market withdrawal. Failure to conduct any required post-marketing studies for our approved products in a timely manner could result in the revocation of the approval for the product that is subject to such a requirement and could also result in the recall or withdrawal of the product. Any recall or product withdrawal, whether required by the FDA or another regulatory authority or initiated by us, could harm our reputation with customers and negatively affect our sales.

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

In addition, our promotional materials, sales techniques, pricing programs and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of a drug or medical device for a use that has not been cleared or approved by the FDA, also known as an “off-label” use. The FDA or other regulatory authorities may limit the indications for use of our products, thereby restricting our ability to promote the drug or device. Physicians may use our products, particularly newly-approved products just being commercialized, off-label, as the FDA does not restrict or regulate a physician's choice of treatment within the practice of medicine. Moreover, surgeons may choose to use certain products or combinations of products in order to gain more favorable reimbursement treatment. However, if the FDA determines that our promotional materials, sales techniques, pricing programs or training constitutes promotion of an off-label use or encourages over-utilization of our products or use of our products in combinations that are not indicated or appropriate, it could request that we modify our materials, techniques, programs or training or subject us to regulatory or enforcement actions.

We are subject to healthcare fraud and abuse, anti-kickback, false claims and transparency laws and regulations, among others, which are enforced by federal and state governments with respect to our marketing, training, customer arrangements, discount, rebate and pricing programs, product bundling, financial arrangements with physicians, patient assistance programs, reimbursement support services, and other practices. See Item 1, Business, “Government Regulation – U.S. Regulation & Reimbursement” and “International Regulation & Reimbursement” for additional information about the laws and regulations which apply to us. The U.S. Department of Justice has increased its scrutiny of interactions between manufacturers and healthcare providers, as well as various patient and product support programs, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Although we try to structure our arrangements within available safe harbors whenever possible, we may nevertheless become subject to government scrutiny or investigation. Violations may result in civil monetary penalties, criminal penalties, and exclusion from participation in government healthcare programs, including Medicare and Medicaid, all of which would have an adverse effect on our business. In the foreign markets in which we operate, different pricing and reimbursement systems, which could result in lower reimbursement, could harm our ability to operate our business.

We are also subject to compliance with various laws and regulations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions, which generally prohibit companies and their agents from making bribes or other improper payments to officials for the purpose of obtaining or retaining business. We are also subject to limitations on trade with persons in sanctioned countries. Our exposure to international markets increases the inherent risks of encountering such issues. While our employees, distributors and agents are required to comply with these laws and regulations, no assurance can be given that our training and internal policies and procedures will always protect us from violations of these laws. Any actual or alleged violations of these laws and regulations could subject us to government investigations, criminal sanctions, severe fines and penalties that could have a material adverse impact on our reputation, financial condition, results of operations and cash flows.

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

We may from time to time increase the prices of our products, as we have recently done with our Photrexa therapies. Drug pricing by pharmaceutical manufacturers is currently, and is expected to continue to be, under close scrutiny, including with respect to manufacturers that increase the price of products after acquiring those products from other companies. In some cases, such scrutiny has resulted in congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturers’ patient support programs, and reform government program reimbursement methodologies for products. Although our price increases have been based upon third party studies of the projected economic value of our products to the healthcare system, we cannot guarantee they would not be subject to such scrutiny.

In May 2017, the EU adopted Medical Devices Regulation 2017/745 (MDR), which repealed and replaced the Medical Device Directive (MDD). MDR went into effect in May 2021. Although MDR does not set out a substantially different regulatory system than MDD, it provides for stricter controls of medical devices. Under provisions that govern the transition from MDD to MDR, medical devices with notified body certificates issued under the MDD prior to May 2021 may continue to be marketed and sold as long as those certificates are valid (up to a maximum of five years from the date of issue) or until May 2024 at the latest. After the expiration of any applicable transitional period, only devices that have been CE marked under MDR may be placed on the market in the EU. Our failure to obtain CE marks for all of our products under MDR on a timely basis, or to comply with MDR, could restrict our ability to sell our products in the EU, which would have a material adverse effect on our business and financial results.

Broader legislative changes may also impact our operations.  On January 31, 2020, the U.K. withdrew from the EU (commonly referred to as Brexit) and the transition period ended on December 31, 2020. The U.K. and EU reached agreement regarding their future relationship on December 24, 2020. As a result of Brexit, there may be greater restrictions on imports and exports into and out of the U.K. and EU countries and regulatory complexities that could adversely impact the Company.

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

Our ability to successfully commercialize and achieve market acceptance of our products depends in significant part on adequate financial coverage and reimbursement from third party payors, including governmental payors (such as the Medicare and Medicaid programs in the U.S.), managed care organizations and private health insurers. See Item 1, Business, “Government Regulation – U.S. Regulation & Reimbursement” and “International Regulation & Reimbursement” for additional information. Payors continually review the clinical evidence for new technologies and can change their coverage policies without notice or deny payment if the product was not used in accordance with the payor’s coverage policy. Therefore, coverage for our products can differ significantly from payor to payor. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these products and procedures. As a result, the coverage determination process is often time-consuming and costly and requires us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage will be obtained or will be maintained once it is obtained.

In addition to uncertainties surrounding coverage policies, there are periodic changes to reimbursement levels. Without sufficient reimbursement from governmental programs or third party commercial payors, patients may not be able to access our products. The demand for, and the profitability of, our products could be materially harmed if the Medicaid program, Medicare program, other healthcare programs in the U.S. or elsewhere, or third party commercial payors in the U.S. or elsewhere deny reimbursement for our products, limit the indications for which our products will be reimbursed, or provide reimbursement only on unfavorable terms. Also, when procedures associated with our products transition from temporary CPT Category III codes to permanent CPT Category I codes, the physician and facility reimbursement levels associated with the procedures using these products could be decreased, such as the decreased payment rates for procedures using our iStent-related products, in conjunction with cataract surgery, established by CMS for 2022, as discussed earlier in these Risk Factors under the heading “Risks Related to Our Business.” Even when a permanent billing code has been assigned to a product, there is no guarantee that coverage will be provided. MACs have in the past, and may in the future, change coverage terms, which could result in inadequate reimbursement and impact the use of our products. If we are unable to maintain our existing codes or obtain new permanent codes for procedures using our products, or obtain new reimbursement codes for our other products in development, we may be subject to significant pricing pressure, which could harm our business, results of operations, financial condition and prospects.

We cannot predict to what extent the continuing effects of the COVID-19 pandemic may disrupt global healthcare systems and access to our products or result in a widespread loss of individual health insurance coverage due to unemployment, a shift from commercial payor coverage to government payor coverage, or an increase in demand for patient assistance and/or free drug programs, any of which could adversely affect our net revenue. In addition, payers consistently engage in cost containment efforts, which could include efforts to decrease reimbursement levels for prescription drugs and the imposition of prior authorization for the use of our products. We cannot predict actions that third party payors may take, or whether they will limit the access to and level of reimbursement for our products or refuse to provide any approvals or coverage.

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

We have several foreign patents and patent applications, and expect to pursue patent protection in the most significant markets in which we do business. The laws of other countries in which our products are or may be sold may not protect our product offerings and intellectual property to the same extent as U.S. laws, if at all. Many companies have encountered significant difficulties in obtaining, protecting and defending such rights in international markets. In addition, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, and certain countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. We also may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries. If we encounter such difficulties or are otherwise precluded from effectively protecting our intellectual property rights in these countries, our business, financial condition and results of operations could be substantially harmed.

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

Intellectual property rights are essential to our business. We have asserted and may in the future need to assert claims of infringement against third parties to protect our rights, or to invalidate or challenge the intellectual property rights of a third party, including those rights owned by our competitors. Additionally, third parties could assert infringement or misappropriation claims against us with respect to our current or future commercial products and seek to invalidate one or more of our patents or trademarks. Intellectual property disputes often involve complex legal and factual questions, and could result in significant costs, substantial damages and our inability to manufacture, market or sell our existing or future products that are found to infringe. Even if we were to prevail in any such action, the litigation or administrative proceeding could result in substantial cost and diversion of resources that could materially and adversely affect our business. Such claims could arise in situations where certain employees, consultants or contractors were previous, or are currently, employed by other medical device, biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property or disclosed the alleged trade secrets or other proprietary information, of these former employers.

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

Provisions in our Restated Certificate of Incorporation (Glaukos Charter) and amended and restated bylaws (Bylaws) may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and amended and restated bylaws include provisions that:

●	authorize our board of directors to issue, without further action by the stockholders, up to 5,000,000 shares of undesignated preferred stock;
●	require that any action to be taken by our stockholders be affected at a duly called annual or special meeting and not by written consent;
●	specify that special meetings of our stockholders may be called only by our board of directors, the chairman of the board of directors, the chief executive officer or the president;
●	establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;
●	divide our board of directors into three classes, with each class serving staggered three year terms;
●	provide that our directors may be removed only for cause by a supermajority vote of our stockholders;

●	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
●	specify that no stockholder is permitted to cumulate votes at any election of directors; and
●	require a supermajority vote of the stockholders and a majority vote of the board to amend certain of the above-mentioned provisions and our bylaws.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us.

The exclusive forum provisions in our organizational documents could limit our stockholders' ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees.

Our Glaukos Charter and Bylaws provide that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company or its stockholders, (iii) any action or proceeding asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, the Glaukos Charter or our Bylaws, or (iv) any action or proceeding asserting a claim governed by the internal affairs doctrine (the Delaware Exclusive Forum Provision). Further, our Bylaws provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act (the Federal Forum Provision). Our decision to adopt the Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law and means that suits brought by stockholders to enforce any duty or liability created under the Securities Act must be brought in federal court and cannot be brought in state court.

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

The exclusive forum provisions in the Glaukos Charter and our Bylaws may limit a stockholder's ability to bring a claim in a judicial forum of its choosing for disputes with the Company or its directors, officers or other employees, which may discourage such lawsuits. In addition, stockholders who do bring a claim in the Court of Chancery of the State of Delaware pursuant to the Delaware Exclusive Forum Provision could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The court in the designated forum under our exclusive forum provisions may also reach different judgments or results than would other courts, including courts where a stockholder would otherwise choose to bring the action, and such judgments or results may be more favorable to the Company than to our stockholders. Further, the enforceability of similar exclusive forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and it is possible that a court could find any of our exclusive forum provisions to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find all or any part of our exclusive forum provisions to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

The Company leases two adjacent facilities located in San Clemente, California. Each of these leases expires on May 31, 2030, and each contains an option to extend the lease for one additional five year period at market rates. The total leased square footage of both facilities equals approximately 98,000. Additionally, the Company leases one property containing three office buildings, comprising approximately 160,000 rentable square feet of space, located in Aliso Viejo, California which was accounted for as a finance lease. The term of the Aliso Facility commenced on May 1, 2019 and continues for thirteen years. The agreement contains an option to extend the lease for two additional five year periods at market rates. On December 18, 2018, we also purchased approximately 2.5 acres of vacant land located adjacent to the Aliso Facility for future expansion purposes. In January 2022, the Company began relocating certain of its corporate administrative headquarters, along with certain laboratory, R&D and warehouse space, to the Aliso Facility. The Company’s San Clemente locations will continue to serve as its main manufacturing locations for the foreseeable future.

Additionally, we lease approximately 27,000 square feet of office and laboratory space in Waltham, Massachusetts, pursuant to a lease agreement that expires in 2023. We also currently occupy approximately 60,000 square feet of leased manufacturing space in Burlington, Massachusetts pursuant to a lease agreement that expires on July 31, 2033. Our additional U.S.-based and foreign subsidiaries’ leased office space, which includes small administrative offices in Germany, Australia, Canada, Brazil, Ireland, Japan and the United Kingdom, totals less than 14,000 square feet.

We believe our existing properties are well maintained, in good operating condition and are adequate to support our present level of operations.

ITEM 3.LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries is a party to, and none of their respective property is the subject of, any material legal proceeding, although we are from time to time party to legal proceedings that arise in the ordinary course of business.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock trades on the New York Stock Exchange (NYSE) under the symbol “GKOS”.

As of February 24, 2022, we had 62 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of record holders also does not include stockholders whose shares may be held in trust by other entities.

Stock Performance Graph

The following performance graph shows the cumulative total stockholder return during the last five years in (i) our common stock, (ii) the S&P Small Cap 600 index and (iii) the S&P Small Cap 600 Healthcare index. The graph assumes that $100 was invested at the closing price of our common stock on the last trading day of fiscal year 2016 and all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	12/31/2016	12/29/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Glaukos Corporation	$100.00	$74.78	$163.76	$158.80	$219.42	$129.56
S&P Small Cap 600 index	$100.00	$111.73	$100.83	$121.86	$133.53	$167.28
S&P Small Cap 600 Healthcare index	$100.00	$134.48	$147.62	$177.34	$233.05	$246.48

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

ITEM 6.[RESERVED]

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

Overview

We are an ophthalmic medical technology and pharmaceutical company focused on developing novel therapies for the treatment of glaucoma, corneal disorders, and retinal disease. We first developed Micro-Invasive Glaucoma Surgery (MIGS) as an alternative to the traditional glaucoma treatment paradigm, launching our first MIGS device commercially in 2012, and have since developed a portfolio of technologically distinct and leverageable platforms to support ongoing pharmaceutical and medical device innovations. Products or product candidates for each of these platforms are designed to advance the standard of care through better treatment options across the areas of glaucoma, corneal disorders such as keratoconus, dry eye and refractive vision correction, and retinal diseases such as neovascular age-related macular degeneration (AMD), diabetic macular edema (DME), and retinal vein occlusion (RVO).

Impact of COVID-19 Pandemic and Current Economic Environment

While the COVID-19 pandemic and subsequent economic slowdown materially impacted the global demand for our products starting in March 2020, we began to see an early recovery toward more normalized levels for cataract and keratoconus procedures as early as May 2020, a trend that has generally continued, with periodic volatility in certain geographies in which we operate, through December 31, 2021. Most recently the Omicron variant has led to a material increase in diagnosed cases worldwide, creating new government restrictions in select geographies and impacting elective procedures in hospital and ambulatory surgery center sites. Additionally, the COVID-19 pandemic has led to widespread staffing shortages, including in ambulatory surgery centers, which may also impact elective procedures. These trends accelerated at the end of December 2021 and continued through the date herein.

We continue to actively assess the impact of COVID-19 on our clinical trials and other pipeline products. The closure of ophthalmic practices and deferral of elective procedures beginning in the first quarter of 2020 in response to COVID-19 disrupted new patient enrollment in our ongoing clinical trials. While we cannot predict the full impact of COVID-19 on the timing of completion of our clinical trials and the expected regulatory approvals for our pipeline products, our disclosed targeted approval dates anticipate, to our best estimate, such impact.

Additionally, some of our vendors are continuing to experience supply challenges, both in the acquisition of raw materials as well as due to limited headcount resources, and we have experienced higher costs for certain raw materials. These challenges have led to delays and partial or unfulfilled deliveries of certain components needed for the manufacture of our products, in some cases requiring us to find second sources for materials. If these delays and partial or unfulfilled deliveries persist, they could impact our ability to ship some of our products to our customers, or bring some of our pipeline products to market, in a timely manner. We believe that much of these supply challenges stem from the ongoing obstacles presented by COVID-19.

In 2020, when COVID had its greatest financial impact to date, we sought to preserve our cash position by instituting a number of cost saving initiatives, including temporary reductions in discretionary spending and capital expenditures. We temporarily deferred a significant portion of our planned 2020 capital expenditures, particularly those related to facilities expansion and consolidation plans, which were reinstituted as state and local governments began to authorize re-openings. Further, in June 2020, we issued an aggregate principal amount of $287.5 million of 2.75% convertible notes due 2027 (the Convertible Notes), the net proceeds of which will be used for working capital and general corporate purposes. As of December 31, 2021, we had cash, cash equivalents, short-term investments, and restricted cash of approximately $423.5 million, compared to $413.9 million as of December 31, 2020.

The ultimate impact of the COVID-19 pandemic on our operations going forward is unknown and will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 outbreak, the status of health and safety actions taken to contain its spread, the severity and transmission rates of new variants of COVID-19 such as the Delta and Omicron variants, the availability, distribution, and efficacy of vaccines for COVID-19, any additional preventative and protective actions that governments, or we, may take, any future surges of COVID-19 that may occur, the dynamics associated with the rollout of the COVID-19 vaccines, and how quickly and to what extent economic and operating conditions normalize within the markets in which we operate. For additional information, see the section titled Risks Related to Our Business within Item 1A. Risk Factors of this Annual Report on Form 10-K.

Financial Overview

The most important financial indicators that we use to assess our business are net sales, gross margin, operating expenses, and cash on hand.

	December 31,	December 31,
	2021	2020
Net sales	$294,011	$224,959
Gross margin	77%	59%
Operating expenses	$260,256	$256,793
Cash, cash equivalents, short-term investments and restricted cash	$423,467	$413,934

Please see Results of Operations and Liquidity and Capital Resources below for a detailed discussion of each of the above items including analysis of the fluctuations from year to year.

We incurred net losses of $49.6 million and $120.3 million for the years ended December 31, 2021 and December 31, 2020, respectively and as of December 31, 2021, we had an accumulated deficit of $365.2 million.

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

Recent Developments

2022 U.S. reimbursement rates

On November 2, 2021, the United States (U.S.) Centers for Medicare & Medicaid Services (CMS) published its final rules for 2022 Medicare physician fee payment rates and 2022 Medicare facility fee payment rates for services furnished in both the ambulatory surgery center and hospital outpatient settings (Final Rules). These Final Rules superseded the proposed rates that were issued by CMS in July 2021 which were much lower than the rates issued in the Final Rules. Compared to the 2021 reimbursement rates, the Final Rules contained a new, significantly lower physician fee related to the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery. Conversely, the facility fee schedule related to surgeries that include implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, slightly decreases reimbursements to an ambulatory surgery center and increases reimbursements to a hospital. We estimate that approximately 80% of procedures utilizing our trabecular micro-bypass technologies in the U.S. are performed in the ambulatory surgery center setting and the remaining estimated 20% of procedures are performed in the hospital. Additionally, the Final Rules established facility fee payment rates that were lower than anticipated for standalone insertion of an aqueous drainage device in the ambulatory surgery center and hospital settings, which would be the procedure that such facilities would use with our iStent infinite product, which is not yet approved by the FDA. These CMS reimbursement rates contained in the Final Rules took effect January 1, 2022.

U.S. glaucoma volumes were negatively impacted during the third and fourth quarter of 2021 as typical customer ordering patterns were disrupted and trialing of competitive products increased in anticipation of the potential 2022 CMS physician and facility fee reimbursement rate decreases becoming effective as originally proposed in July 2021. The physician fee reimbursement rate as issued in the Final Rules may continue to have an adverse impact on 2022 procedural iStent family product volumes, in conjunction with cataract surgery, as well as on our 2022 U.S. combo-cataract glaucoma revenues, gross profit, and net income, the full extent of which is not known at this time.

Attillaps License Agreement

On September 20, 2021, we announced that we had entered into a licensing agreement (Attillaps License Agreement) with Attillaps Holdings, Inc. (Attillaps) under which Attillaps granted us a global exclusive license to Attillaps’ proprietary library of investigational pharmaceutical compounds that target the eradication of Demodex mites, which are the root cause of Demodex blepharitis and often associated with meibomian gland dysfunction and related ophthalmic diseases. Under the Attillaps Licensing Agreement, we have the exclusive global right to research, develop, manufacture and commercialize products using certain acetylcholinesterase inhibitors for the treatment of ophthalmic diseases caused by Demodex mites. We paid $5.0 million upon the signing of the Attillaps License Agreement and will have ongoing milestone and royalty payment obligations depending on the success of the development, approval and commercialization of the compounds.

Settlement of Patent Litigation

On September 14, 2021, we entered into a settlement agreement (Settlement Agreement) with Ivantis, Inc. (Ivantis), pursuant to which we and Ivantis agreed to terminate the patent infringement lawsuit we had filed against Ivantis on April 14, 2018 in the U.S. District Court for the Central District of California, Southern Division (the Lawsuit). In the Lawsuit, we alleged that Ivantis’ Hydrus® Microstent device infringes our U.S. Patent Nos. 6,626,858 and 9,827,143. Pursuant to the terms of the Settlement Agreement, Ivantis has made cash payments totaling $60.0 million, $30.0 million of which was paid to us during the year ended December 31, 2021, and $30.0 million of which was paid to us in January 2022.

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

Santen License Agreement

On May 18, 2021, we announced that we entered into a new development and commercialization license agreement with Santen Pharmaceutical Co., Ltd. (Santen) for the PreserFlo MicroShunt, superseding the previous collaboration and distribution agreements between the two parties. Under the new agreement, we obtain exclusive commercialization rights for the MicroShunt in the United States, Australia, New Zealand, Canada, Brazil, Mexico and the remainder of Latin America. The new agreement also provides us with control over development activities for the MicroShunt in these same territories, including clinical development and regulatory affairs activities in the United States following a transition period. Santen submitted a premarket approval (PMA) application to the U.S. Food and Drug Administration (FDA) in June 2020 and discussions with the FDA remain ongoing. We did not make any payment in connection with the execution of the license agreement; however, should we be successful in obtaining regulatory approval for the PreserFlo MicroShunt, we would be required to pay Santen a milestone payment, followed by royalties and other potential future milestones depending on the success of the commercialization of the product.

Intratus License Amendment

On April 14, 2021, we announced that we had entered into an amended licensing agreement with Intratus, Inc. (Intratus) under which Intratus granted us a global exclusive license to research, develop, manufacture and commercialize Intratus’ patented, non-invasive drug delivery platform for application in the treatment of presbyopia. The addition of presbyopia expands upon the existing agreement between us and Intratus announced on July 22, 2019. The amendment includes a mechanism to further expand the existing agreement to other indications, applying the active pharmaceutical ingredients being advanced by us in glaucoma, corneal disorders and presbyopia to new ophthalmic fields.

Factors Affecting Our Performance

In addition to the disruption resulting from COVID-19 as discussed above, the full effects of which are difficult to predict at this time, our operations to date have been, and we believe our future growth will be, impacted by the following:

●	the rate at which we expand our global sales and marketing infrastructure, and the speed at which we can continue increasing awareness of our products to patients and physicians;
●	timely approval of new products by regulatory authorities and approved indications for use;
●	our industry is highly competitive and subject to rapid and profound technological, market and product-related changes. Our success depends, in part, upon our ability to maintain a competitive position in the development of new products for the treatment of chronic eye diseases;
●	publications of clinical results by us, our competitors and other third parties can have a significant influence on whether, and the degree to which, our products are used by physicians and the procedures and treatments those physicians choose to administer to their patients;
●	the physicians who use our products may not perform procedures during certain times of the year, due to seasonality patterns typical for certain of our procedures, or when they are away from their practices for various reasons;
●	the coverage and reimbursement rates set by CMS and third-party payors for the procedures using our products;
●	our ability to realize commercialized products from the licensing and distribution arrangements and other partnerships into which we have entered and will in the future enter; and
●	the impact of fluctuations in foreign currency exchange rates, as most of our sales internationally are denominated in the local currency of the country in which we sell our products.

Further, we have made and expect to continue to make significant investments in our global sales force, marketing programs, research and development (R&D) activities, clinical studies, and general and administrative infrastructure. FDA-approved investigational device exemption (IDE) or investigational new drug (IND) studies and new product development programs in our industry are expensive. Our operating expenses have increased significantly following our acquisition of Avedro, and we also have incurred additional construction costs related to our new facility in Aliso Viejo, California (Aliso Facility).

We expect 2022 revenues and near-term performance to reflect increasing competitive dynamics, the impact of the reduced physician fee reimbursement rates contained in the CMS Final Rules and the continuing disruption resulting from COVID-19, the full effects of which are difficult to predict at this time.

Although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations in the future.

Components of Results of Operations

Net Sales

We currently operate in one reportable segment and net sales are generated primarily from sales of iStent products and sales of Photrexa and other associated drug formulations, as well as our proprietary bioactivation systems, to customers and royalty income. Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services.

We sell the majority of our products through a direct sales organization in the United States. Internationally, we sell our products primarily through direct sales subsidiaries in seventeen countries and through independent distributors in certain countries in which we do not have a direct presence or maintain a modest commercial presence. The primary end-user customers for our products are surgery centers, hospitals and physician private practices.

While net sales may increase as we expand our global sales and marketing infrastructure and continue to increase awareness of our products by expanding our sales base and increasing our marketing efforts, historically our net sales within a fiscal year have been impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year. However, we have not experienced the same seasonality pattern in 2021 due in part to the COVID-19 pandemic and its effect on our commercial performance may continue into future reporting periods. We also believe the 2022 CMS physician fee and facility fee rate decreases, which were finalized in the fourth quarter 2021, have disrupted traditional customer ordering patterns and have resulted in our customers’ trialing of competitive products, causing reduced U.S. Glaucoma sales volumes during our third and fourth quarter of 2021. Additionally, for several years we had commercialized our products in the U.S. with few or no direct competitors. Other products have now become available in the U.S. and globally, or are in development by third parties, that have entered or could enter the market and which may affect adoption of or demand for our products. These other products could achieve greater commercial acceptance or demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our products, which could adversely impact our net sales.

Cost of Sales

Cost of sales reflects the aggregate costs to manufacture our products and includes raw material costs, labor costs, manufacturing overhead expenses and the effect of changes in the balance of reserves for excess and obsolete inventory.

We manufacture our iStent products at our current headquarters in San Clemente, California using components manufactured by third parties. We manufacture our KXL systems at our manufacturing facilities in Burlington, Massachusetts, and we contract with third-party manufacturers in the U.S. and Germany to produce our Photrexa and other associated drug formulations.

Due to the relatively low production volumes of our iStent products and our KXL systems compared to our potential capacity for those products, a significant portion of our per unit costs is comprised of manufacturing overhead expenses. These expenses include quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management.

Cost of sales includes a charge equal to a low single-digit percentage of worldwide net sales of certain current and future products, including our iStent products, with a required minimum annual payment of $0.5 million, which amount became payable to the Regents of the University of California (the University) in connection with our December 2014 agreement with the University (the UC Agreement) related to a group of our U.S. patents (the Patent Rights). This ongoing product payment obligation will change as patent coverage on certain products being to lapse, and will terminate entirely on the date the last of the Patent Rights expires, which is currently expected to be in the fourth quarter of 2022.

Cost of sales has included amortization of the $252.2 million developed technology intangible asset recognized in connection with the Avedro Merger. For each of the years ended December 31, 2021 and December 31, 2020, the amortization expense was $22.1 million, and for the year ended December 31, 2019, the amortization expense was $2.3 million. Additionally, cost of sales included amortization of the fair market value inventory adjustment recorded in connection with the Avedro Merger, which for the years ended December 31, 2020 and December 31, 2019 was $24.7 million and $4.0 million, respectively, and was fully amortized as of December 31, 2020.

Our future gross profit as a percentage of net sales, or gross margin, will be impacted by numerous factors including commencement of sales of products in our pipeline, or any other future products, which may have higher product costs. Our gross margin will also be affected by manufacturing or supply chain inefficiencies that we may experience as we attempt to manufacture our products on a larger scale, manufacture new products and change our manufacturing capacity or output. Additionally, our gross margin will continue to be affected by royalty expenses on current or future products associated with various licensing agreements. Other factors adversely affecting our net sales in future periods, including the impact of the COVID-19 pandemic and any related supply chain issues, and the impact of reductions by CMS in 2022 Medicare payment rates for certain of our products and related services, may also impact our gross profit margins in future periods.

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

Research and Development

Our R&D activities primarily consist of new product development projects, pre-clinical studies, IDE and IND studies, and other clinical trials. Our R&D expenses primarily consist of personnel-related expenses, including salaries, fringe benefits and stock-based compensation for our R&D employees; research materials; supplies and services; and the costs of conducting clinical studies, which include payments to investigational sites and investigators, clinical research organizations, consultants, and other outside technical services and the costs of materials, supplies and travel. We expense R&D costs as incurred. We expect our R&D expenses to continue to increase as we initiate and advance our development programs, including our expanding surgical, pharmaceutical and intraocular sensor development efforts and clinical trials across glaucoma, retinal disease and corneal health.

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

Litigation-related Settlement

Pursuant to the terms of the Settlement Agreement, Ivantis paid us $30.0 million during the year ended December 31, 2021. The $30.0 million cash payment received during the year ended December 31, 2021 is included in litigation-related settlement as a reduction of operating expenses on the consolidated statements of operations.

Non-Operating (Expense) Income, Net

Non-operating (expense) income, net primarily consists of interest expense associated with our finance lease for our Aliso Facility and for our Convertible Notes, interest income derived from our short-term investments and unrealized gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar, primarily related to intercompany loans.

Income Taxes

Our tax provision is primarily comprised of state and foreign income taxes. Our net deferred tax liability of $7.3 million at December 31, 2021 represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets. We continue to provide a full valuation allowance against our other net deferred tax assets.

We record reserves for uncertain tax positions where we believe the ability to sustain the tax position does not reach a more likely than not threshold.

Results of Operations

For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2020 compared to the year ended December 31, 2019 refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2020 Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission on March 1, 2021.

Comparison of Years Ended December 31, 2021 and December 31, 2020

	Year ended
	December 31,		% Increase
(in thousands)	2021	2020	(decrease)
Statements of operations data:
Net sales	$294,011	$224,959	31%
Cost of sales	66,627	91,719	(27)%
Gross profit	227,384	133,240	71%
Operating expenses:
Selling, general and administrative	179,257	171,401	5%
Research and development	100,999	85,392	18%
In-process research and development	10,000	—	NM
Litigation-related settlement	(30,000)	—	NM
Total operating expenses	260,256	256,793	1%
Loss from operations	(32,872)	(123,553)	(73)%
Non-operating loss, net	(16,395)	(8,761)	87%
Income tax provision (benefit)	326	(11,966)	NM
Net loss	$(49,593)	$(120,348)	(59)%

NM = Not Meaningful

Net Sales

Our net sales are generated primarily from sales of iStent products to customers and sales of Photrexa and associated drug formulations as well as KXL systems to customers. Customers are primarily comprised of ambulatory surgery centers, hospitals and physician private practices, with distributors being used in certain international locations where we currently do not have a direct commercial presence.

Net sales for the years ended December 31, 2021 and December 31, 2020 were $294.0 million and $225.0 million, respectively, reflecting an increase of $69.0 million or 31%.

Net sales of glaucoma products in the U.S. were $170.8 million and $133.7 million for the years ended December 31, 2021 and December 31, 2020, respectively, increasing by approximately 28% primarily due to the demand for combined cataract and glaucoma procedures increasing during the year ended December 31, 2021 as compared to the year ended December 31, 2020 given a return to more normalized procedure levels following the rollout of the COVID-19 vaccines, a trend that generally continued throughout 2021, with periodic demand volatility in certain geographies in which we operate. We also believe the 2022 CMS physician fee and facility fee rate decreases that were proposed in July 2021 disrupted traditional customer ordering patterns and resulted in our customers’ trialing of competitive products.

International sales of glaucoma products for the years ended December 31, 2021 and December 31, 2020 were $61.2 million and $45.6 million, respectively, increasing by approximately 34%. The increase in international sales reflects growing demand in many key international markets for combined cataract and glaucoma procedures during the year ended December 31, 2021 as compared to the year ended December 31, 2020 given a return to more normalized procedure levels following the rollout of the COVID-19 vaccines, a trend that generally continued throughout 2021, with periodic demand volatility in certain international geographies in which we operate, and favorable foreign exchange rates compared to the prior year.

Net sales of corneal health products were $62.0 million and $45.6 million for the years ended December 31, 2021 and December 31, 2020, respectively, increasing by 36%. The $16.4 million increase in net sales generated from our corneal health products was comprised of an increase of approximately $13.6 million in U.S. sales using direct sales operations and an increase of $2.8 million internationally where we utilize distributors given we do not have a direct commercial presence, due to these distributors returning to their more stabilized pre-COVID ordering patterns. The $13.6 million increase in U.S. sales of corneal health products includes an increase of approximately $14.7 million of Photrexa net sales, partially offset by reductions of approximately $1.1 million in U.S. capital equipment sales. Sales of corneal health products in 2020 were negatively impacted by disruption resulting from COVID-19. Demand for corneal health products increased during the year ended December 31, 2021 given a return to more normalized procedure levels following the rollout of the COVID-19 vaccines, a trend that generally continued throughout 2021. Additionally, corneal health sales for the year ended December 31, 2021 were positively impacted by higher realized average sales and continued new account starts.

Cost of Sales

Cost of sales for the years ended December 31, 2021 and December 31, 2020 were $66.6 million and $91.7 million, respectively, reflecting a decrease of approximately $25.1 million or 27%. The decrease was primarily comprised of a decrease of approximately $24.7 million related to the acquisition fair market value inventory adjustment rollout that was fully amortized as of December 31, 2020, and a decrease of approximately $2.3 million, net related to the acquisition fair market value inventory adjustment recorded in 2020 in connection with the Avedro Merger that was fully amortized as of December 31, 2020. These decreases were partially offset by normal increases in cost of sales due to higher net sales for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Our gross margin was approximately 77% for the year ended December 31, 2021 compared to approximately 59% for the year ended December 31, 2020. The increased gross margin resulted primarily from the increased net sales during the year ended December 31, 2021 as discussed above, the aforementioned fair market value inventory adjustment and, to a lesser extent, changes in product mix, most notably the inclusion of modestly lower margin products related to international market sales.

Selling, General and Administrative Expenses

SG&A expenses for the years ended December 31, 2021 and December 31, 2020 were $179.3 million and $171.4 million, respectively, reflecting an increase of $7.9 million or 5%.

Of the total $179.3 million, approximately $102.6 million was comprised of compensation and related employee expenses, with the remaining $76.7 million spent on our marketing programs, advertising, post-approval clinical studies, conferences and congresses, travel expenses, costs associated with obtaining and maintaining our patent portfolio, and professional fees for accounting, auditing, consulting and legal services.

We incurred approximately $112.4 million and $98.2 million in commercial personnel and discretionary spending in the years ended December 31, 2021 and December 31, 2020, respectively, related primarily to existing sales infrastructure in glaucoma and corneal health. We also incurred approximately $66.8 million and $73.1 million of general and administrative personnel and discretionary spending for the years ended December 31, 2021 and December 31, 2020 associated with our ongoing administrative functions and amortization of our right-of-use asset related to our long-term lease for the Aliso Facility.

The above increase in SG&A expenses for the year ended December 31, 2021 was due to a return toward more normalized levels of spending to support increased demand for glaucoma and keratoconus procedures in certain key geographic markets in which we operate, relative to the year ended December 31, 2020, when we incurred temporary reductions in compensation and related employee expenses for our executive team, senior leadership, and many others throughout the company, and reduced professional services expenses as part of cost-savings measures in response to the COVID-19 pandemic. These increases in SG&A expenses during the year ended December 31, 2021 compared to the year ended December 31, 2020 were partially offset by approximately $5.2 million in decreased patent infringement expenses, $6.6 million in decreased stock-based compensation associated with the various stock option and restricted stock awards we granted in connection with the Avedro Merger, $2.2 million in decreased sales tax reserve and a decrease of approximately $1.5 million for costs incurred for restructuring and integration expenses related to the Avedro Merger.

Research and Development Expenses

R&D expenses for the years ended December 31, 2021 and December 31, 2020 were $101.0 million and $85.4 million, respectively, reflecting an increase of $15.6 million or 18%.

We incurred $66.6 million in core R&D expenses and $34.4 million in clinical expenses, comprised of $50.1 million in compensation and related employee expenses with the remaining $50.9 million spent on the continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (often referred to as “epi-on”), iDose and our earlier stage programs for dry eye, presbyopia, retina and other therapeutic investments.

In-Process Research and Development

IPR&D expenses for the year ended December 31, 2021 related to the amendment of our exclusive licensing agreement with Intratus and our Attillaps License Agreement. We paid $5.0 million upon signing of each of these agreements. There were no IPR&D expenses during the year ended December 31, 2020.

Litigation-related Settlement

The $30.0 million cash payment from the Settlement Agreement received during the year ended December 31, 2021 is included in litigation-related settlement as a reduction of operating expenses on the consolidated statements of operations.

Non-Operating (Expense) Income, Net

We had non-operating expense, net of $16.4 million and $8.8 million for the years ended December 31, 2021 and December 31, 2020, respectively. The increase in non-operating expense, net primarily relates to interest expense recognized related to the Convertible Notes and to the finance lease for our Aliso Facility, as well as recognition of unrealized foreign currency losses due to higher intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates.

Income Tax Provision (Benefit)

Our effective tax rate for the year ended December 31, 2021 was not meaningful. For the year ended December 31, 2021 and December 31, 2020, we recorded a provision/(benefit) for income taxes of $0.3 million and $(12.0) million, respectively. For the year ended December 31, 2021, our tax provision was primarily comprised of state and foreign income taxes. For the year ended December 31, 2020, our tax benefit resulted from the issuance of the Convertible Notes partially offset by state and foreign income taxes.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, cash generated from operating, financing and investing activities and proceeds from our senior convertible notes issuance. Our primary uses of cash have been for selling and marketing activities, research and development programs, and capital expenditures.

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31,	December 31,
	2021	2020
Cash and cash equivalents	$100,708	$96,596
Short-term investments	313,343	307,772
Accounts receivable, net	33,438	36,059
Inventory	23,011	15,809
Accounts payable	7,333	4,371
Accrued liabilities	56,027	45,331
Working capital (1)	422,766	419,740

(1)	Working capital consists of total current assets less total current liabilities

Main Sources of Liquidity

We plan to fund our operations, commitments for capital expenditures and other short and long-term known contractual and other obligations using existing cash and investments and, to the extent available, cash generated from commercial operations. Our existing cash and investments include the remaining net proceeds from the Convertible Notes issued in June 2020 (after payment for the related capped call transactions), and the $30.0 million payment by Ivantis during the year ended December 31, 2021, which is being used for working capital and general corporate purposes. See above in the Material Changes and Transaction section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

Our cash, cash equivalents and short-term investments totaled approximately $414.1 million and our restricted cash totaled approximately $9.4 million.

Cash Flow from Operations

For the twelve months ended December 31, 2021, we had positive cash inflows of $24.7 million from operating activities.

Senior Convertible Notes

Our Convertible Notes may be converted at the option of the holders at the times and under the circumstances and at the conversion rate described in Note 8 of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. As of December 31, 2021, none of the conditions allowing holders of the Convertible Notes to convert had been met. These conditions are measured each quarter. For example, if our trading price remains above 130% of the conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, March 31, 2022, holders of the Convertible Notes would have the right to convert their Convertible Notes during the calendar quarter beginning April 1, 2022. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. Settling all or a portion of the conversion obligation in cash could adversely affect our liquidity. In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

We may seek to obtain additional financing in the future through other debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all and although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations.

Short-term Liquidity Requirements

Our short-term liquidity requirements primarily consist of regular operating costs, interest payments related to our senior convertible notes, funding R&D projects, capital expenditures for the development of our facilities and office spaces as we continue our development of our Aliso Facility, and short-term material cash requirements as described below. As of December 31, 2021, we had net working capital of $422.8 million, which indicates that our current assets are more than enough to cover our short-term liabilities.

Long-term Liquidity Requirements

Our long-term liquidity requirements primarily consist of interest and principal payments related to our senior convertible notes, capital expenditures for the development of our manufacturing facilities and office spaces, and long-term material cash requirements as described below. As demand grows for our products, we will continue to expand global operations to meet demand through investments in manufacturing and operations.

Material Cash Requirements

The following table summarizes our material cash requirements, including commitments for capital expenditures and known contractual and other obligations as of December 31, 2021, and the amount required to satisfy those requirements in future periods.

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating and finance lease obligations	$187,037	$3,365	$21,904	$17,473	$144,295
Interest payments on Convertible Senior Notes	43,485	7,906	15,813	15,813	3,953
Firm purchase commitments	28,043	26,172	1,871	—	—
Total	$258,565	$37,443	$39,588	$33,286	$148,248

After funding the current operations of our commercial activities, the first planned use of our cash flow from operations is to provide capital funding for our R&D and clinical activities. In addition to investing in R&D and clinical activities, we expect to utilize cash for various capital expenditures including the expansion and enhancement of our facilities. We have made and expect to continue to make significant investments in our global sales force, marketing programs, research and development activities, clinical studies and general and administrative infrastructure. FDA-approved IDE and IND studies and new product development programs in our industry are expensive.

We believe that cash from operating, financing and investing activities, together with our cash and investment balances, will be sufficient to meet ongoing operations, capital expenditures, commitments, working capital requirements and other known contractual and other obligations and satisfy our liquidity requirements for at least the next 12 months and the foreseeable future.

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

The following table is a condensed summary of our cash flows for the periods indicated:

	Year ended
	December 31,
(in thousands)	2021	2020

Net cash provided by (used in):
Operating activities	$24,708	$(22,988)
Investing activities	(58,232)	(205,060)
Financing activities	39,260	262,542
Exchange rate changes	(1,774)	(88)
Net increase in cash, cash equivalents and restricted cash	$3,962	$34,406

At December 31, 2021, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the year ended December 31, 2021 our operating activities provided $24.7 million and for the years ended December 31, 2020 our operating activities used $23.0 million.

For the year ended December 31, 2021, our net cash provided by operating activities reflected our net loss of $49.6 million, adjusted for non-cash items of $70.7 million, primarily consisting of stock-based compensation expense of $30.1 million, depreciation and amortization of $29.7 million, amortization of lease right-of-use assets of $4.8 million, and amortization of debt issuance costs of $1.4 million. This was partially offset by changes in operating assets and liabilities of $3.6 million, which resulted from increases in accounts payable and accrued liabilities and decreases in accounts receivable, partially offset by increases in inventory and prepaids and other current assets.

For the year ended December 31, 2020, our net cash used in operating activities reflected our net loss of $120.3 million, adjusted for non-cash items of $100.6 million, primarily consisting of stock-based compensation expense of $46.5 million, depreciation and amortization of $29.4 million, amortization of the inventory fair value adjustment as a result of the Avedro Merger of $24.7 million, amortization of lease right-of-use assets of $5.2 million, the fair value of cash-settled stock options of $3.2 million and a deferred income tax benefit of $12.2 million. This was offset by changes in operating assets and liabilities of $3.2 million, which resulted from decreases in accounts receivable, inventory, and other assets partially offset by decreases in accounts payable and accrued liabilities and increases in prepaid expenses and other assets.

Investing Activities

In the year ended December 31, 2021 and December 31, 2020 net cash from investing activities used approximately $58.2 million and $205.1 million, respectively.

In the year ended December 31, 2021, we used approximately $215.3 million for purchases of short-term investments, received proceeds from sales and maturities of short-term investments of $206.9 million and used approximately $2.1 million related to investments in company-owned life insurance.

In the year ended December 31, 2020, we used approximately $301.0 million for purchases of short-term investments, received proceeds from sales and maturities of short-term investments of $104.7 million and used approximately $1.8 million related to investments in company-owned life insurance.

Cash used for purchases of property and equipment was approximately $47.8 million and $6.9 million for the years ended December 31, 2021 and December 31, 2020, respectively.

We expect to increase our investment in property and equipment in the future as we expand our manufacturing capacity for current and new products, improve our manufacturing efficiency and for overall facility expansion, as discussed above.

Financing Activities

In the years ended December 31, 2021 and December 31, 2020 our financing activities provided $39.3 million and $262.5 million of net cash, respectively.

In the year ended December 31, 2021, we received $30.9 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan and used $3.7 million for payment of employee taxes related to restricted stock unit vestings. Additionally, we received $12.7 million in proceeds from our tenant improvement allowances of our Aliso Facility and paid $0.7 million in principal on our finance lease.

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

In addition to the amounts included in the table above, there may be material cash obligations related to our Convertible Notes in the event they become convertible and are converted.

We do not have any significant off-balance sheet arrangements or holdings in variable interest entities.

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

While our significant accounting policies are more fully described below and in the Notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be most critical for fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We derive our revenue from sales of our products in the United States and internationally. Customers are primarily comprised of ambulatory surgery centers, hospitals and physician private practices, with distributors being used in certain international locations where we do not have a direct commercial presence.

We concluded that one performance obligation exists for the majority of our contracts with customers which is to deliver products in accordance with our normal delivery times. Revenue is recognized when this performance obligation is satisfied, which is the point in time when we consider control of a product to have transferred to the customer. Revenue recognized reflects the consideration to which we expect to be entitled in exchange for those products or services. We have determined the transaction price to be the invoice price, net of adjustments, which includes estimates of variable consideration for certain product returns. We only recognize revenue when it is probable that we will collect the consideration we are entitled to in exchange for the goods transferred to a customer. This requires management to perform an assessment related to the probability of collecting the consideration. The assessment can contain judgment when it is performed for customers with declining credit conditions or those with no history or a limited history of product sales with us.

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

The estimation of the fair value of each stock-based option grant or issuance on the date of grant involves numerous assumptions by management. Although we calculate the fair value under the Black-Scholes option pricing model, which is a standard option pricing model, this model still requires the use of numerous assumptions, including, among others, the expected life (turnover), volatility of the underlying equity security, a risk free interest rate and expected dividends. During the year ended December 31, 2021 the Company based the expected volatility on a weighted average of the historical volatility of its common stock and historical volatilities of a peer group of similar companies over the most recent period commensurate with the estimated expected term of the Company’s stock options. During the years ended December 31, 2020 and 2019, the expected volatility assumption was based on historical volatilities of a peer group of similar companies whose share prices were publicly available. The peer group was developed based on companies in the biotechnology industry. We have estimated the expected term of our stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The use of different values by management in connection with these assumptions in the Black-Scholes option pricing model could produce substantially different results.

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

Foreign Currency Exchange Risk

The financial statements of our foreign subsidiaries and their sales to customers are denominated in the foreign subsidiaries’ respective functional currencies, and therefore we have exposure to foreign currency exchange rates. The remainder of our business is primarily denominated in U.S. dollars. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables would not have been material for the periods presented. As our international operations grow, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Glaukos Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Glaukos Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2022 expressed an unqualified opinion thereon.

Adoption of ASU No. 2020-06

As discussed in Note 8 to the consolidated financial statements, the Company changed its method for accounting for convertible debt in 2021 due to the adoption of Accounting Standards Update (ASU) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.

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

Irvine, California

February 28, 2022

Glaukos Corporation

Consolidated Balance Sheets

(in thousands, except par values)

	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$100,708	$96,596
Short-term investments	313,343	307,772
Accounts receivable, net	33,438	36,059
Inventory	23,011	15,809
Prepaid expenses and other current assets	15,626	13,206
Total current assets	486,126	469,442
Restricted cash	9,416	9,566
Property and equipment, net	68,969	24,008
Operating lease right-of-use asset	28,142	20,009
Finance lease right-of-use asset	49,022	51,443
Intangible assets, net	332,781	357,693
Goodwill	66,134	66,134
Deposits and other assets	9,108	7,207
Total assets	$1,049,698	$1,005,502
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,333	$4,371
Accrued liabilities	56,027	45,331
Total current liabilities	63,360	49,702
Convertible senior notes	280,026	189,416
Operating lease liability	29,650	20,704
Finance lease liability	72,699	60,690
Deferred tax liability, net	7,318	10,512
Other liabilities	9,494	7,029
Total liabilities	462,547	338,053
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 150,000 shares authorized; 46,993 and 45,275 shares issued and 46,965 and 45,247 shares outstanding at December 31, 2021 and December 31, 2020, respectively	47	45
Additional paid-in capital	952,432	976,590
Accumulated other comprehensive income	15	1,004
Accumulated deficit	(365,211)	(310,058)
Less treasury stock (28 shares as of December 31, 2021 and December 31, 2020)	(132)	(132)
Total stockholders’ equity	587,151	667,449
Total liabilities and stockholders' equity	$1,049,698	$1,005,502

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year ended
	December 31,
	2021	2020	2019

Net sales	$294,011	$224,959	$236,984
Cost of sales	66,627	91,719	38,588
Gross profit	227,384	133,240	198,396
Operating expenses:
Selling, general and administrative	179,257	171,401	176,635
Research and development	100,999	85,392	68,308
In-process research and development	10,000	—	3,745
Litigation-related settlement	(30,000)	—	—
Total operating expenses	260,256	256,793	248,688
Loss from operations	(32,872)	(123,553)	(50,292)
Non-operating (expense) income:
Interest income	1,288	2,379	3,169
Interest expense	(13,372)	(14,115)	(2,565)
Other (expense) income, net	(4,311)	2,975	(348)
Total non-operating (expense) income	(16,395)	(8,761)	256
Loss before taxes	(49,267)	(132,314)	(50,036)
Income tax provision (benefit)	326	(11,966)	(65,460)
Net (loss) income	$(49,593)	$(120,348)	$15,424
Basic net (loss) income per share	$(1.07)	$(2.70)	$0.41
Diluted net (loss) income per share	$(1.07)	$(2.70)	$0.37
Weighted-average shares used to compute basic net (loss) income per share	46,423	44,497	37,355
Weighted-average shares used to compute diluted net (loss) income per share	46,423	44,497	41,145

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Year ended
	December 31,
	2021	2020	2019

Net (loss) income	$(49,593)	$(120,348)	$15,424
Other comprehensive (loss) income:
Foreign currency translation gain (loss)	781	(691)	(65)
Unrealized (loss) gain on short-term investments	(1,770)	365	657
Other comprehensive (loss) income	(989)	(326)	592
Total comprehensive (loss) income	$(50,582)	$(120,674)	$16,016

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	equity
Balance at December 31, 2018	36,135	$36	$378,352	$738	$(205,134)	(28)	$(132)	$173,860
Common stock issued under stock plans	942	1	12,850	—	—	—	—	12,851
Issuance of common stock in connection with the Avedro Merger	6,453	7	406,956	—				406,963
Value of Replacement Awards issued in the Avedro Merger attributable to pre-combination services	—	—	27,189	—				27,189
Stock-based compensation	—	—	36,393	—	—	—	—	36,393
Other comprehensive income	—	—	—	592	—	—	—	592
Net income	—	—	—	—	15,424	—	—	15,424
Balance at December 31, 2019	43,530	$44	$861,740	$1,330	$(189,710)	(28)	$(132)	$673,272
Common stock issued under stock plans	1,745	1	20,334	—	—	—	—	20,335
Equity component of convertible senior notes, net of transaction costs of $3,267 and taxes of $12,891	—	—	81,554	—	—	—	—	81,554
Purchase of capped calls related to issuance of convertible senior notes	—	—	(35,679)	—	—	—	—	(35,679)
Stock-based compensation	—	—	48,641	—	—	—	—	48,641
Other comprehensive loss	—	—	—	(326)	—	—	—	(326)
Net loss	—	—	—	—	(120,348)	—	—	(120,348)
Balance at December 31, 2020	45,275	$45	$976,590	$1,004	$(310,058)	(28)	$(132)	$667,449
Common stock issued under stock plans	1,718	2	27,249	—	—	—	—	27,251
Stock-based compensation	—	—	30,146	—	—	—	—	30,146
Effect of adoption of ASU 2020-06			(81,553)	—	(5,560)	—	—	(87,113)
Other comprehensive loss	—	—	—	(989)	—	—	—	(989)
Net loss	—	—	—	—	(49,593)	—	—	(49,593)
Balance at December 31, 2021	46,993	$47	$952,432	$15	$(365,211)	(28)	$(132)	$587,151

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year ended
	December 31,
	2021	2020	2019

Operating Activities
Net (loss) income	$(49,593)	$(120,348)	$15,424
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,661	29,381	6,306
Amortization of the fair market value inventory adjustment as a result of the Avedro Merger	—	24,712	4,026
Amortization of right-of-use lease assets	4,760	5,232	3,557
Amortization of debt issuance costs	1,373	364	—
Amortization of debt discount	—	5,610	—
Deferred income tax benefit	(1,029)	(12,176)	(66,306)
Loss on disposal of fixed assets	7	367	430
Stock-based compensation	30,146	46,477	36,393
Change in fair value of cash-settled stock options	—	(3,172)	3,088
Unrealized foreign currency losses (gains)	2,313	(1,202)	194
Amortization of premium (discount) on short-term investments	1,028	453	(338)
Other liabilities	2,465	4,538	5,352
Changes in operating assets and liabilities:
Accounts receivable, net	1,700	2,243	(6,632)
Inventory	(7,703)	1,962	52
Prepaid expenses and other current assets	(3,054)	(5,033)	(917)
Accounts payable and accrued liabilities	12,448	(2,683)	779
Other assets	186	287	(1,777)
Net cash provided by (used in) operating activities	24,708	(22,988)	(369)
Investing activities
Cash acquired due to acquisition	—	—	49,652
Purchases of property and equipment	(47,785)	(6,935)	(4,724)
Purchases of short-term investments	(215,285)	(301,002)	(80,388)
Proceeds from sales and maturities of short-term investments	206,916	104,697	80,494
Proceeds from disposal of property and equipment	3	—	—
Investment in company-owned life insurance	(2,081)	(1,820)	(1,608)
Net cash (used in) provided by investing activities	(58,232)	(205,060)	43,426
Financing activities
Proceeds from convertible senior notes	—	287,500	—
Payment of convertible senior notes transaction costs	—	(9,614)	—
Purchase of capped calls related to issuance of convertible senior notes	—	(35,679)	—
Proceeds from exercise of stock options	26,124	20,196	15,064
Share purchases under Employee Stock Purchase Plan	4,817	4,025	3,388
Payments of employee taxes related to vested restricted stock units	(3,690)	(3,886)	(5,601)
Payment of debt assumed in the Avedro Merger	—	—	(22,496)
Proceeds from tenant improvement allowance	12,668	—	—
Principal paid on finance lease	(659)	—	—
Net cash provided by (used in) financing activities	39,260	262,542	(9,645)
Effect of exchange rate changes on cash and cash equivalents	(1,774)	(88)	(252)
Net increase in cash, cash equivalents and restricted cash	3,962	34,406	33,160
Cash, cash equivalents and restricted cash at beginning of period	106,162	71,756	38,596
Cash, cash equivalents and restricted cash at end of period	$110,124	$106,162	$71,756
Supplemental schedule of noncash investing and financing activities
Shares issued, and Replacement Awards assumed, in connection with Avedro Merger	$—	$—	$437,751
Debt assumed in the Avedro Merger	$—	$—	$22,496
Purchases of property and equipment included in accounts payable and accrued liabilities	$2,263	$641	$995

Supplemental disclosures of cash flow information
Taxes paid, net of refunds	$272	$484	$171
Interest paid on convertible senior notes	$7,907	$4,041	$2
Other interest paid	$4,074	$1,334	$—

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Notes to Consolidated Financial Statements

Note 1.	Organization and Basis of Presentation

Organization and Business

Glaukos Corporation (Glaukos or the Company), incorporated in Delaware on July 14, 1998, is an ophthalmic medical technology and pharmaceutical company focused on developing novel therapies for the treatment of glaucoma, corneal disorders, and retinal disease. The Company developed Micro-Invasive Glaucoma Surgery (MIGS) to serve as an alternative to the traditional glaucoma treatment paradigm and launched its first MIGS device commercially in 2012. The Company also offers commercially a proprietary bio-activated pharmaceutical therapy for the treatment of a corneal disorder, keratoconus, that was approved by the U.S. Food and Drug Administration (FDA) in 2016 and is developing a pipeline of sustained pharmaceutical therapies, surgical devices, and implantable biosensors intended to treat glaucoma progression, corneal disorders such as keratoconus, dry eye and refractive vision correction, and retinal diseases such as neovascular age-related macular degeneration, diabetic macular edema and retinal vein occlusion.

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

Recent Developments

2022 U.S. reimbursement rates

On November 2, 2021, the United States (U.S.) Centers for Medicare & Medicaid Services (CMS) published its final rules for 2022 Medicare physician fee payment rates and 2022 Medicare facility fee payment rates for services furnished in both the ambulatory surgery center and hospital outpatient settings (Final Rules). These Final Rules superseded the proposed rates that were issued by CMS in July 2021 and took effect January 1, 2022.

Attillaps License Agreement

On September 20, 2021, the Company announced that it had entered into a licensing agreement (Attillaps License Agreement) with Attillaps Holdings, Inc. (Attillaps) under which Attillaps granted the Company a global exclusive license to Attillaps’ proprietary library of investigational pharmaceutical compounds that target the eradication of Demodex mites, which are the root cause of Demodex blepharitis and often associated with meibomian gland dysfunction and related ophthalmic diseases. Under the Attillaps Licensing Agreement, the Company has the exclusive global right to research, develop, manufacture and commercialize products using certain acetylcholinesterase inhibitors for the treatment of ophthalmic diseases caused by Demodex mites. The Company paid $5.0 million upon the signing of the Attillaps License Agreement, which is included in in-process research and development within the consolidated statements of operations, as management determined there were no alternative future uses for the technology acquired. The Company will have ongoing milestone and royalty payment obligations depending on the success of the development, approval and commercialization of the compounds.

Settlement of Patent Litigation

On September 14, 2021, the Company entered into a settlement agreement (Settlement Agreement) with

Ivantis, Inc. (Ivantis), pursuant to which the Company and Ivantis agreed to terminate the patent infringement lawsuit we had filed against Ivantis on April 14, 2018 in the U.S. District Court for the Central District of California, Southern Division (the Lawsuit). In the Lawsuit, the Company alleged that Ivantis’ Hydrus® Microstent device infringes the Company’s U.S. Patent Nos. 6,626,858 and 9,827,143. Pursuant to the terms of the Settlement Agreement, Ivantis was to pay the Company a cash payment of $60.0 million, $30.0 million of which was paid to the Company during the year ended December 31, 2021, and $30.0 million of which will be paid by the earlier of (i) December 31, 2022, or (ii) 30 days after the consummation of the sale to a third party of all or substantially all of Ivantis’ equity or assets such that the third-party controls Ivantis. The $30.0 million cash payment received during the year ended December 31, 2021 is included in litigation-related settlement as a reduction of operating expenses on the consolidated statements of operations. See Note 15, Subsequent Events for details regarding payment by Ivantis of their second $30.0 million payment to the Company.

Additionally, Ivantis will make quarterly royalty payments to the Company in the amount of 10% of Ivantis’ Hydrus Microstent U.S. sales and any international sales supplied out of the U.S. beginning in the fourth quarter of 2021 through April 26, 2025, subject to a per-unit minimum payment. The Company and Ivantis have dismissed with prejudice all of their respective claims against the other in the Lawsuit, which was scheduled for trial beginning in September 2021, and in related lawsuits in other forums and jurisdictions. The parties also have agreed to mutual licenses and covenants not to sue the other party for patent infringement relating to Ivantis’ Hydrus Microstent or the Company’s micro-stent devices.

Santen License Agreement

On May 18, 2021, the Company announced that it entered into a new development and commercialization license agreement with Santen Pharmaceutical Co., Ltd. (Santen) for the PreserFlo MicroShunt superseding the previous collaboration and distribution agreements between the two parties. Under the new agreement, the Company obtains exclusive commercialization rights for the MicroShunt in the United States, Australia, New Zealand, Canada, Brazil, Mexico and the remainder of Latin America. The new agreement also provides the Company with full control over all development activities for the MicroShunt in these same territories, including all clinical development and regulatory affairs activities in the U.S. following a transition period. Santen submitted a premarket approval (PMA) application to the U.S. Food and Drug Administration (FDA) in June 2020 and discussions with the FDA remain ongoing. The Company did not make any payment in connection with the execution of the license agreement; however, should the Company be successful in obtaining regulatory approval for the PreserFlo MicroShunt, it would be required to pay Santen a milestone payment, followed by royalties and other potential future milestones depending on the success of the commercialization of the product.

Intratus License Amendment

On April 14, 2021, the Company announced that it had entered into an amended licensing agreement with Intratus, Inc. (Intratus) under which Intratus granted the Company a global exclusive license to research, develop, manufacture and commercialize Intratus’ patented, non-invasive drug delivery platform for application in the treatment of presbyopia. The addition of presbyopia expands upon the existing agreement between the Company and Intratus announced on July 22, 2019. The amendment includes a mechanism to further expand the existing agreement to other indications, applying the active pharmaceutical ingredients being advanced by the Company in glaucoma, corneal disorders and presbyopia to new ophthalmic fields. The Company paid $5.0 million upon the signing of the Intratus License Agreement, which is included in in-process research and development within the consolidated statements of operations, as management determined there were no alternative future uses for the technology acquired.

Liquidity

For the year ended December 31, 2021, the Company incurred net losses of $49.6 million and cash from operations provided $24.7 million and, as of December 31, 2021, the Company had an accumulated deficit of $365.2 million. For the year ended December 31, 2020, the Company incurred a net loss of $120.3 million, and $23.0 million of cash was used by operating activities. The Company has made and expects to continue to make significant investments in our global sales force, marketing programs, research and development activities, clinical studies and general and administrative infrastructure. FDA-approved IDE and IND studies and new product development programs in our industry are expensive. The Company also expects to incur additional construction costs related to its new facility in Aliso Viejo, California.

The Company’s 2.75% convertible notes due 2027 (Convertible Notes) may be converted at the option of the holders at the times and under the circumstances and at the conversion rate described in Note 8, Convertible Senior Notes. As of December 31, 2021, none of the conditions allowing holders of the Convertible Notes to convert had been met.

The Company plans to fund its operations, capital funding and other liquidity needs using existing cash and investments and, to the extent available, cash generated from commercial operations. The Company’s existing cash and investments include, in part, the net proceeds from the Convertible Notes issued in June 2020 (after payment for the related capped call transactions), and the $30.0 million paid to the Company by Ivantis in September 2021 pursuant to the terms of the Settlement Agreement, which the Company is using for working capital and general corporate purposes.

Although the Company has been profitable for certain periods in its operating history, there can be no assurance that it will be profitable or generate cash from operations. The Company may seek to obtain additional financing in the future through other debt or equity financings. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable, or at all. As of December 31, 2021, the Company had cash, cash equivalents, restricted cash and short-term investments totaling $423.5 million and net working capital of $422.8 million. The Company has performed an analysis and concluded substantial doubt does not exist with respect to the Company being able to continue as a going concern through one year from the date of issuance of the consolidated financial statements for the year ended December 31, 2021.

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. The most significant estimates in the accompanying consolidated financial statements for the year ended December 31, 2021 relate to revenue recognition, the incremental borrowing rate related to the Company’s leased assets, and stock-based compensation expense. For the years ended December 31, 2020 and December 31, 2019, in addition to the aforementioned estimates, the fair value of the liability component of the Company’s Convertible Notes and the valuation of certain intangible assets related to the Company’s Avedro Merger were significant estimates. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, this process may result in actual results differing materially from those estimated amounts used in the preparation of the consolidated financial statements.

The Company’s consolidated financial statements as of and for the year ended December 31, 2021 reflect the Company’s estimates of the impact of the ongoing COVID-19 pandemic. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are uncertain, including the duration and severity of the COVID-19 outbreak, the severity and transmission rates of new and more contagious/and or vaccine-resistant variants of COVID-19, and the actions taken to contain it or treat COVID-19, including the availability, distribution, rate of public acceptance and efficacy of vaccines for COVID-19, as well as the economic impact on local, regional, national and international customers and markets. As a result, there may be changes to the Company’s estimates regarding the impact of COVID-19 in future periods.

Segments

The Company has one business activity and operates as one operating segment: the development and commercialization of ophthalmic therapies designed to treat glaucoma, corneal disorders and retinal diseases. The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company’s chief operating decision-maker (CODM), its Chief Executive Officer, reviews its consolidated operating results for the purpose of allocating resources and evaluating financial performance.

Cash, Cash Equivalents, Restricted Cash and Short-term Investments

The Company invests its excess cash in marketable securities, including U.S. government agency bonds, U.S. government bonds, bank certificates of deposit, commercial paper, municipal bonds, corporate notes and asset-backed securities. For financial reporting purposes, liquid investment instruments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents are recorded at face value or cost, which approximates fair market value. The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Commission. Investments are stated at fair value as determined by quoted market prices. Investments are considered available for sale and, accordingly, unrealized gains and losses are included in accumulated other comprehensive (loss) income within stockholders’ equity.

The Company’s entire investment portfolio, except for restricted cash, is considered to be available for use in current operations and, accordingly, all such investments are stated at fair value using quoted market prices and classified as current assets, although the stated maturity of individual investments may be one year or more beyond the balance sheet date. The Company did not have any trading securities or restricted investments at December 31, 2021 or December 31, 2020.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that equate to the amount reported in the consolidated statement of cash flows as of December 31, 2021, December 31, 2020 and December 31, 2019 (in thousands):

	Year ended
	December 31,
	2021	2020	2019
Cash and cash equivalents	$100,708	$96,596	$62,430
Restricted cash	9,416	9,566	9,326
Cash, cash equivalents and restricted cash in the consolidated statement of cash flows	$110,124	$106,162	$71,756

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has established guidelines regarding investment instruments and their maturities which are designed to maintain preservation of principal and liquidity. The Company believes that the concentration of credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms and the level of credit worthiness of its customers. During the years ended 2021, 2020 and 2019, none of the Company’s customers accounted for more than 10% of revenues.

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

Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of non-payment. The Company charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The Company’s allowance for credit losses represents management’s estimate of current expected credit losses and totaled approximately $1.4 million and $1.7 million as of December 31, 2021 and December 31, 2020, respectively, and there were immaterial bad-debt write offs charged during the years ended December 31, 2021 and December 31, 2020.

As of December 31, 2021 and December 31, 2020 the Company evaluated the current and expected future economic and market conditions surrounding the COVID-19 pandemic as it relates to collectability of its accounts receivable and determined the estimate of expected credit losses was not materially impacted. The Company will continue to re-evaluate the estimate of credit losses related to COVID-19 in conjunction with its assessment of expected credit losses in subsequent quarters.

Additionally, no customers accounted for more than 10% of net accounts receivable as of December 31, 2021 or December 31, 2020.

Inventory

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

All long lived assets are reviewed for impairment in value when changes in circumstances dictate, based upon undiscounted future operating cash flows, and appropriate losses are recognized and reflected in current earnings to the extent the carrying amount of an asset exceeds its estimated fair value, determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets. The Company did not record any impairment charges for the year ended December 31, 2021 and December 31, 2020; however the Company recorded impairment charges of $0.4 million during the year ended December 31, 2019.

Intangible Assets

Intangible assets primarily consist of developed technology, customer relationships, and IPR&D assets related to the Avedro Merger.

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

Refer to Note 6, Intangible Assets and Goodwill for more information on the Company’s intangible assets.

Goodwill

Goodwill totaled $66.1 million at December 31, 2021 and December 31, 2020. Goodwill is recorded as a result of business combinations. If the Company determines the carrying value of a reporting unit exceeds its fair value, an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. The Company tests for impairment annually, on October 1 and in addition to that test, regularly assesses if an event has occurred which would require interim impairment testing. The Company considered the current and expected future economic and market conditions surrounding COVID-19 pandemic and during the year did not identify an indication of goodwill impairment due that event. The Company’s annual impairment test did not result in any impairment, and the Company has not identified any indicators of impairment through December 31, 2021.

Refer to Note 6, Intangible Assets and Goodwill for more information on the Company’s goodwill.

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

Convertible Senior Notes

See Recently Adopted Accounting Pronouncements below for the Company’s accounting for its Convertible Senior Notes.

Shipping and Handling Costs

All shipping and handling costs are expensed as incurred and are charged to general and administrative expense. Charges to customers for shipping and handling are credited to general and administrative expense.

Advertising Costs

All advertising costs are expensed as incurred. Advertising costs incurred during the years ended December 31, 2021, December 31, 2020 and December 31, 2019 were approximately $1.2 million, $1.6 million and $2.5 million, respectively.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at the applicable tax rates, along with NOL and tax credit carryovers. The Company records a valuation allowance against a portion of deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. Management has considered estimated taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Based upon the weight of available evidence, which includes the Company’s historical operating performance and limited potential to utilize tax credit carryforwards, the Company has determined that a portion of its deferred tax assets should be offset by a valuation allowance. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its provision for income taxes increases or decreases, respectively, in the period such determination is made.

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

At each financial reporting date, the Company accrues the estimated unpaid costs of clinical study activities performed during a period by third party clinical sites with whom the Company has agreements that provide for fees based upon the quantities of subjects enrolled and clinical evaluation visits that occur over the life of the study. The cost estimates are determined based upon a review of the agreements and data collected by internal and external clinical personnel as to the status of enrollment and subject visits, and are based upon the facts and circumstances known to the Company at each financial reporting date. If the actual performance of activities varies from the assumptions used in the cost estimates, the accruals are adjusted accordingly. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2021.

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

For periods when the Company realizes net income, diluted net income per share is calculated by dividing the net income by the weighted average number of common shares plus the sum of the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method. Common stock equivalents are comprised of stock options, outstanding and unvested RSUs under the Company’s incentive compensation plans and shares issuable under the Company’s Employee Stock Purchase Plan (ESPP) and, beginning January 1, 2021, shares convertible pursuant to the Convertible Notes.

The Company’s computation of net (loss) income per share is as follows (in thousands, except per share amounts):

		As of
		December 31,
	2021	2020	2019

Numerator:
Net income (loss) - basic	$(49,593)	$(120,348)	$15,424
Denominator:
Weighted average number of common shares outstanding - basic	46,423	44,497	37,355
Common stock equivalents from outstanding common stock options	-	-	3,495
Common stock equivalents for ESPP	-	-	25
Common stock equivalents from unvested restricted stock units	-	-	270
Weighted average number of common shares outstanding - diluted	46,423	44,497	41,145

Basic net (loss) income per share	$(1.07)	$(2.70)	$0.41

Diluted net (loss) income per share	$(1.07)	$(2.70)	$0.37

Potentially dilutive securities not included in the calculation of diluted net (loss) income per share because to do so would be anti-dilutive were as follows (weighted outstanding common stock equivalent shares, in thousands):

	As of
	December 31,
	2021	2020	2019

Convertible senior notes	5,125	—	—
Stock options outstanding	2,951	4,399	3,616
Unvested restricted stock units	740	526	365
Employee stock purchase plan	11	15	26
	8,827	4,940	4,007

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

Recently Issued Accounting Pronouncements Not Yet Adopted

The Company reviewed recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.

Note 3. Balance Sheet Details

Short-term Investments

Short-term investments consisted of the following (in thousands):

		At December 31, 2021
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	less than 3	$123,803	$8	$(540)	$123,271
U.S. government bonds	less than 2	76,765	—	(240)	76,525
Bank certificates of deposit	less than 1	12,500	1	(9)	12,492
Commercial paper	less than 1	2,998	—	(1)	2,997
Corporate notes	less than 3	55,178	37	(183)	55,032
Asset-backed securities	less than 2	23,761	44	(31)	23,774
Municipal bonds	less than 3	19,350	—	(98)	19,252
Total		$314,355	$90	$(1,102)	$313,343

		At December 31, 2020
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	less than 3	$206,704	$223	$(3)	$206,924
Bank certificates of deposit	less than 1	20,700	8	—	20,708
Commercial paper	less than 1	1,500	—	—	1,500
Corporate notes	less than 3	54,866	308	(1)	55,173
Asset-backed securities	less than 2	13,290	205	—	13,495
Municipal bonds	less than 3	9,954	21	(3)	9,972
Total		$307,014	$765	$(7)	$307,772

Accounts Receivable, Net

Accounts receivable consisted of the following (in thousands):

	December 31,
	2021	2020

Accounts receivable	$34,805	$37,729
Allowance for credit losses	(1,367)	(1,670)
	$33,438	$36,059

Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2021	2020

Finished goods	$6,495	$5,346
Work in process	7,010	3,584
Raw material	9,506	6,879
	$23,011	$15,809

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2021	2020

Buildings	$874	$874
Equipment	19,280	15,737
Furniture and fixtures	1,706	1,820
Leasehold improvements	6,152	5,851
Computer equipment and software	3,333	2,754
Land	7,068	7,068
Construction in progress	51,208	5,825
	89,621	39,929
Less accumulated depreciation and amortization	(20,652)	(15,921)
	$68,969	$24,008

Depreciation and amortization expense related to property and equipment was $4.8 million, $6.1 million and $3.7 million for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2021	2020

Accrued bonuses	$17,015	$10,815
Accrued vacation benefits	4,196	3,728
Other accrued liabilities	34,816	30,788
	$56,027	$45,331

Note 4.	Fair Value Measurements

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands).

	At December 31, 2021
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds (i)	$4,212	$4,212	$—	$—
Available for sale securities:
U.S. government agency bonds (ii)	123,271	—	123,271	—
U.S. government bonds (ii)	76,525	—	76,525	—
Bank certificates of deposit (ii)	12,492	—	12,492	—
Commercial paper (ii)	2,997	—	2,997	—
Corporate notes (ii)	55,032	—	55,032	—
Asset-backed securities (ii)	23,774	—	23,774	—
Municipal bonds (ii)	19,252	—	19,252	—
Investments held for deferred compensation plans	7,412	—	7,412	—
Total Assets	$324,967	$4,212	$320,755	$—
Liabilities
Deferred compensation plans	$7,302	—	7,302	—
Total Liabilities	$7,302	$—	$7,302	$—
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the consolidated balance sheets.
(ii)	Included in short-term investments on the consolidated balance sheets.

	At December 31, 2020
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds (i)	$5,169	$5,169	$—	$—
Available for sale securities:
U.S. government agency bonds (ii)	206,924	—	206,924	—
Bank certificates of deposit (ii)(iii)	25,708	—	25,708	—
Commercial paper (ii)	1,500	—	1,500	—
Corporate notes (ii)	55,173	—	55,173	—
Asset-backed securities (ii)	13,495	—	13,495	—
Municipal bonds (ii)	9,972		9,972
Investments held for deferred compensation plans	5,331	—	5,331	—
Total Assets	$323,273	$5,169	$318,104	$—
Liabilities
Deferred compensation plans	5,232	—	5,232	—
Total Liabilities	$5,232	$—	$5,232	$—
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the consolidated balance sheets.
(ii)	Included in short-term investments on the consolidated balance sheets.
(iii)	One bank certificate of deposit totaling $5,000 (in thousands) is included in cash and cash equivalents on the consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the consolidated balance sheets.

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of December 31, 2021 and December 31, 2020.

Convertible Senior Notes

As of December 31, 2021 and December 31, 2020, the fair value of the Convertible Notes was $341.8 million and $442.2 million, respectively. The fair value was determined on the basis of the market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 8, Convertible Senior Notes for additional information.

Note 5.	Leases

The Company has operating and finance leases for facilities and certain equipment. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Accounting Standards Codification 842, the Company combines lease and non-lease components. See Note 2, Summary of Significant Accounting Policies for additional information.

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

On November 14, 2018, the Company entered into an office building lease pursuant to which the Company leases one property containing three existing office buildings, comprising approximately 160,000 rentable square feet of space, located in Aliso Viejo, California (Aliso Facility) which was accounted for as a finance lease. The term of the Aliso Facility commenced on April 1, 2019 for expense recognition purposes and continues for thirteen years. The agreement contains an option to extend the lease for two additional five year periods at market rates. Beginning in January 2022, the Company began relocating certain of its corporate administrative headquarters, along with certain laboratory, research and development and warehouse space, to the Aliso Facility. The lease landlord agreed to provide the Company with a tenant improvement allowance in the amount of the cost of any leasehold improvements, not to exceed approximately $12.7 million upon the Company providing the necessary documentation evidencing the costs of the allowable leasehold improvements. All of the aforementioned tenant improvement allowances were utilized by the end of the quarter ended June 30, 2021 and during and as of the year ended December 31, 2021 the Company received $12.7 million in reimbursements.

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

The Company’s remaining U.S.-based and foreign subsidiaries’ leased office space totals less than 14,000 square feet.

The following table presents the lease balances within the consolidated balance sheets:

Leases		December 31,	December 31,
(in thousands)	Classification	2021	2020
Assets
Operating	Operating lease right-of-use asset	$28,142	$20,009
Finance	Finance lease right-of-use asset	49,022	51,443
Total lease assets		$77,164	$71,452
Liabilities
Current
Operating	Accrued liabilities	$1,010	$1,185
Noncurrent
Operating	Operating lease liability	29,650	20,704
Finance	Finance lease liability	72,699	60,690
Total lease liabilities		$103,359	$82,579

Note: As the implicit rates in the Company’s leases are not readily available, the incremental borrowing rate was determined based on the information available at commencement date in determining the present value of lease payments.

For the year ended December 31, 2021 and December 31, 2020, the components of operating and finance lease expenses were as follows:

		Year Ended		Year Ended
Lease Cost		December 31,		December 31,
(in thousands)	Classification	2021		2020
Fixed operating lease cost	Cost of sales	$1,340		$757
	Research and development	1,030		950
	Selling, general and administrative expenses	2,049	(a)	2,132	(a)

Finance lease cost	Amortization of right-of-use asset included in Selling, general and administrative expenses	$2,421		$2,424
Finance lease cost	Interest expense on lease liability	$4,074		$3,596
(a)Includes short-term leases, which are immaterial.

The following table presents the maturity of the Company’s operating and finance lease liabilities as of December 31, 2021:

Maturity of Lease Liabilities	Operating	Finance
(in thousands)	Leases (a)	Leases (b)
2022	$3,367	$—
2023	3,510	9,920
2024	3,290	5,184
2025	3,274	5,340
2026	3,359	5,500
Thereafter	36,760	107,533
Total lease payments	$53,560	$133,477
Less: imputed interest	22,900	60,778
Total lease liabilities	$30,660	$72,699
(a)	Operating lease payments include $20.8 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Finance lease payments include $75.8 million related to options to extend lease terms that are reasonably certain of being exercised.

The weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating and finance leases as of December 31, 2021 and December 31, 2020 were:

	December 31,	December 31,
Lease Term and Discount Rate	2021	2020
Weighted-average remaining lease term (years)
Operating leases	13.6	12.2
Finance leases	20.3	21.3
Weighted-average discount rate
Operating leases	7.9%	7.7%
Finance leases	6.0%	6.0%

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Year Ended	Year Ended
Other Information	December 31,	December 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,761	$2,859
Right-of-use asset obtained in exchange for lease obligations:
Operating lease	$10,496	$6,916
Finance lease	—	181
Interest paid for finance lease	4,074	1,160

Note 6.	Intangible Assets and Goodwill

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

For the years ended December 31, 2021 and December 31, 2020, amortization expense related to the above finite-lived intangible assets was approximately $22.1 million and $2.8 million, recorded in cost of sales and selling, general and administrative expenses, respectively, in the consolidated statement of operations. For the year ended December 31, 2019, amortization expense related to the above finite-lived intangible assets was approximately $2.3 million and $0.3 million, recorded in cost of sales and selling, general and administrative expenses, respectively in the consolidated statement of operations.

The Company evaluated its indefinite-lived intangible assets for impairment, including any considerations specific to the COVID-19 pandemic, utilizing the methodology pursuant to the adoption of ASU 2017-04 and concluded these intangible assets were not impaired as of December 31, 2021.

Goodwill

The assessment of goodwill by reporting unit is performed annually, in the fourth quarter, or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. The Company concluded there was no goodwill impairment as of December 31, 2021, and during this annual assessment the Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on the Company’s reporting unit.

The following table presents the composition of intangible assets and goodwill (in thousands):

	Estimated	As of December 31, 2021			As of December 31, 2020
	Useful	Gross			Gross
	Life	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed technology	11.4	$252,200	$(46,485)	$205,715	$252,200	$(24,393)	$227,807
Customer relationships	5.0	14,100	(5,934)	8,166	14,100	(3,114)	10,986
Intangible assets subject to amortization		266,300	(52,419)	213,881	266,300	(27,507)	238,793

In-process research and development	Indefinite	$118,900	—	118,900	118,900	—	118,900

Total		$385,200	$(52,419)	$332,781	$385,200	$(27,507)	$357,693

Goodwill	Indefinite	$66,134	—	66,134	66,134	—	66,134

As of December 31, 2021, expected amortization expense for unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
2022	$24,912
2023	24,912
2024	24,619
2025	22,092
2026	22,092
Thereafter	95,254
Total amortization	$213,881

Actual amortization expense to be reported in future periods could differ from these estimates as a result of asset impairments, acquisitions, or other facts and circumstances.

Note 7. Revenue from Contracts with Customers

The Company’s net sales are generated primarily from sales of iStent products to customers and sales of Photrexa and associated drug formulations as well as KXL systems. Customers are primarily comprised of ambulatory surgery centers, hospitals and physician private practices, with distributors being used in certain international locations where the Company currently does not have a direct commercial presence.

Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services. Substantially all of the Company’s net sales for the year ended December 31, 2021 as previously discussed in Note 1, Organization and Basis of Presentation, all of the Company’s net sales are considered revenue from contracts with customers.

Disaggregation of Revenue

The Company’s revenues disaggregated by product category and geography, for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 was as follows (in thousands):

	Year ended
	December 31,
	United States			International			Total
	2021	2020	2019	2021	2020	2019	2021	2020	2019

Glaucoma	$170,796	$133,719	$187,650	$61,181	$45,644	$43,317	$231,977	$179,363	$230,967
Corneal Health	52,995	39,367	4,806	9,039	6,229	1,211	62,034	45,596	6,017
Total	$223,791	$173,086	$192,456	$70,220	$51,873	$44,528	$294,011	$224,959	$236,984

Contract Balances

Contract Assets

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days for glaucoma and corneal health products, though extended payment terms on corneal health products may be offered. However, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of December 31, 2021 and December 31, 2020, all amounts included in accounts receivable, net on the consolidated balance sheets are related to contracts with customers.

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

During the year ended December 31, 2021 and December 31, 2020, the Company did not recognize any revenue related to material changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

The Company’s net sales within a fiscal year may be impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year. However, the Company did not experience the same seasonality pattern in 2021 and 2020 due to the COVID-19 pandemic.

Note 8.	Convertible Senior Notes

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

The Convertible Notes may be converted at the option of the holders at any time prior to the close of business on the business day immediately preceding March 15, 2027, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period immediately after any ten consecutive trading day period (the Measurement Period) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate in effect on each such trading day; (3) with respect to any Convertible Notes the Company calls for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date, even if the Convertible Notes are not otherwise convertible at such time; or (4) upon the occurrence of specified corporate events. On or after March 15, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture. As of December 31, 2021, none of the conditions allowing holders of the Convertible Notes to convert had been met.

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

After the adoption of ASU 2020-06, the Convertible Notes are no longer bifurcated into separate liability and equity components in the Company’s consolidated balance sheet as of December 31, 2021. Rather, the $287.5 million principal amount of the Convertible Notes, less $7.5 million in unamortized debt issuance costs, was classified as a long-term liability in the consolidated balance sheet as of December 31, 2021.

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

After the adoption of ASU 2020-06, the Company recorded an adjustment to the liability and equity components under the same premise (i.e., as if debt issuance costs had always been treated as a contra-liability only). As of December 31, 2021, the unamortized debt issuance costs on the Convertible Notes was $7.5 million and is amortized using the effective interest rate method over the term of the Convertible Notes, for the next 5.4 years.

Interest expense relating to the Convertible Notes in the consolidated statements of operations for the year ended December 31, 2021 are summarized as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
Contractual interest expense	$7,906	$4,370
Amortization of debt discount	-	5,610
Amortization of debt issuance costs	1,373	364
Total interest expense	$9,279	$10,344

The effective interest rate for the years ended December 31, 2021 and December 31, 2020 was 3.2%.

As of December 31, 2021, the convertible senior notes on the consolidated balance sheets represented the carrying amount of the liability component of the Convertible Notes, net of unamortized debt issuance costs, which are summarized as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
Convertible Notes	$287,500	287,500
Less: Unamortized debt discount	-	(92,102)
Less: Unamortized debt issuance costs	(7,474)	(5,982)
Carrying amount of Convertible Notes	$280,026	189,416

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

The capped call transactions are separate transactions that the Company entered into with the Option Counterparties, are not part of the terms of the Convertible Notes and will not change the holders’ rights under the Convertible Notes. As the capped call transactions meet certain accounting criteria, the cost of the capped call transactions of $35.7 million was recorded as a reduction in additional paid-in capital in the consolidated balance sheets and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of December 31, 2021, the Company had not purchased any shares under the capped call transactions.

Note 9.	Stock-Based Compensation

The Company has three stock-based compensation plans (collectively, the Stock Plans)— the 2011 Stock Plan (the 2011 Stock Plan), the 2015 Omnibus Incentive Compensation Plan (the 2015 Stock Plan) and the ESPP. The 2015 Stock Plan permits grants of RSU awards. The Company no longer grants any awards under the 2011 Stock Plan.

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

The Company has 5,000,000 of authorized preferred stock issuable, and there is no preferred stock outstanding as of December 31, 2021 and December 31, 2020. Each share of common stock is entitled to one vote.

On November 21, 2019, in connection with the Avedro Merger, the Company granted the following awards (the Replacement Awards) to employees of Avedro: (i) approximately 0.2 million cash-settled stock options to certain executives, which became fully vested on December 31, 2019, (ii) approximately 0.1 million stock options and approximately 5,500 RSUs to members of Avedro’s board of directors, which were granted with no post-combination vesting requirements, and (iii) approximately 0.7 million stock options and approximately 0.1 million RSUs, which are subject to time-based vesting requirements. Approximately $30.8 million of the fair value of the Replacement Awards was attributable to pre-combination service and was included in the purchase price of Avedro. The remaining value of the Replacement Awards of $26.0 million is being recognized as post-combination expense over the remaining requisite service period for the time-vesting awards, which as of December 31, 2021, the remaining unamortized balance is immaterial.

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

Expected volatility. The Company has a limited history as a publicly traded entity and a lack of robust Company-specific historical and implied volatility data. During the year ended December 31, 2021, the Company based the expected volatility on a weighted average of the historical volatility of its common stock and historical volatilities of a peer group of similar companies over the most recent period commensurate with the estimated expected term of the Company’s stock options. During the years ended December 31, 2020 and 2019, the expected volatility assumption was based on historical volatilities of a peer group of similar companies whose share prices were publicly available. The peer group was developed based on companies in the biotechnology industry.

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

Stock Options

The following table summarizes stock option activity under the 2011 Stock Plan and 2015 Stock Plan:

	Number of			Weighted-
	shares		Weighted-	average	Aggregate
	underlying		average	remaining	intrinsic
	options		exercise price	contractual	value (in
	(in thousands)		per share	life (in years)	thousands)
Outstanding at December 31, 2018	6,307		$21.36	7.3	$69,555
Granted	186		68.10
Replacement Awards	803		13.64
Exercised	(696)		21.53		33,132
Canceled/forfeited/expired	(17)		42.75
Outstanding at December 31, 2019	6,583		$23.91	6.1	$204,062
Granted	880		38.15
Exercised	(1,403)		14.42		50,093
Canceled/forfeited/expired	(76)		42.13
Outstanding at December 31, 2020	5,984		$27.59	5.7	$285,366
Granted	50		60.74
Adjustments to certain prior year grants	(47)		33.38
Exercised	(1,303)		20.07		68,162
Canceled/forfeited/expired	(142)		52.15
Outstanding at December 31, 2021	4,542		$29.30	5.0	$74,039
Vested and expected to vest at December 31, 2021	5,316	(i)	$22.92	3.8	$119,428
Exercisable at December 31, 2021	3,942		$27.39	4.5	$70,336
(i)	Included in the outstanding balance at December 31, 2021 are 276 performance-based options.

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock on the date of exercise.

The weighted average estimated grant date fair value per share of stock options granted during the years ended December 31, 2021, December 31, 2020 and December 31, 2019 was $43.43, $12.85 and $32.07, respectively.

The total fair value of stock options that vested during the years ended December 31, 2021, December 31, 2020 and December 31, 2019 was $10.3 million, $20.3 million and $33.9 million, respectively.

The fair value of each option award is estimated on the date of grant using a Black-Sholes option pricing model applying the assumptions noted in the following table. The weighted average assumptions used to estimate the fair value of options granted to employees and non-employees were as follows:

	Year ended
	December 31,
	2021	2020	2019
Risk-free interest rate	0.98%	0.71%	2.17%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	43.4%	48.8%	46.8%
Expected term (in years)	5.71	6.01	6.01

As of January 1, 2022, the Company has reserved an aggregate of 18.1 million shares of common stock for issuance under the 2015 Stock Plan, and 3.2 million shares of common stock for issuance under the ESPP.

Restricted Stock Units

The following table summarizes the activity of unvested RSUs under the Stock Plans during the years ended December 31, 2021 and December 31, 2020:

			Weighted-
	Number of		average
	shares		grant date
	(in thousands)		fair value
Unvested at December 31, 2019	695		$54.40
Granted	674		33.69
Vested	(310)		55.96
Canceled/forfeited	(71)		39.03
Unvested at December 31, 2020	988		$40.82
Granted	683		58.20
Vested	(360)		41.12
Canceled/forfeited	(126)		52.93
Unvested at December 31, 2021	1,185	(i)	$49.65
(i)	Included in the unvested balance at December 31, 2021 are 176 performance-based RSU awards.

The total fair value of RSUs made to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date. The total fair value of RSUs that vested during the years ended December 31, 2021, December 31, 2020 and December 31, 2019 was $14.8 million, $17.3 million and $8.6 million, respectively.

All Share-Based Compensation Arrangements

The following table summarizes the allocation of stock-based compensation related to stock options and RSUs and includes Replacement Awards, as well as cash-settled stock options in the accompanying consolidated statements of operations (in thousands):

	Year ended
	December 31,
	2021	2020	2019

Cost of sales	$1,739	$2,440	$1,127
Selling, general & administrative	21,665	32,072	31,801
Research and development	6,742	8,793	6,553
Total	$30,146	$43,305	$39,481
(i)	Of the total stock-based compensation amount of $43.3 million as of December 31, 2020 above, $13.0 million related to the value attributable to the pre-combination services associated with Replacement Awards and a $(3.2) million fair value adjustment was recorded related to cash-settled stock options, and the remainder of the liability of $2.2 million related to the cash-settled options that was previously included in accrued liabilities was, as a result of the modification, reclassified to additional paid-in capital.
(ii)	Of the total stock-based compensation amount of $39.5 million as of December 31, 2019 above, $4.5 million related to the value attributable to the pre-combination services associated with Replacement Awards and $3.1 million relates to cash-settled stock options included in accrued liabilities within the consolidated balance sheet.

In the years ended December 31, 2021, December 31, 2020, and December 31, 2019, the related tax benefits were $12.3 million, $3.5 million and $4.6 million, respectively, relating to stock-based compensation.

At December 31, 2021, the total unamortized stock-based compensation expense was approximately $56.6 million. Of the approximately $56.6 million in unamortized stock-based compensation expense, $8.2 million was attributable to stock options and is to be recognized over the stock options’ remaining vesting terms of approximately 4.0 years (1.7 years on a weighted average basis). The remaining $48.4 million was attributable to RSUs and is to be recognized over the RSUs’ vesting terms of approximately 4.0 years (1.3 years on a weighted-average basis).

The total stock-based compensation cost capitalized in inventory was not material for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

Note 10.	Income Taxes

United States and foreign (loss) income before income taxes was as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
United States	$(51,370)	$(134,096)	$(50,339)
Foreign	2,103	1,782	303
Total	$(49,267)	$(132,314)	$(50,036)

The income tax provision (benefit) was as follows (in thousands):

	December 31,
	2021	2020	2019
Current:
Federal	$—	$(949)	$237
State	189	275	122
Foreign	1,162	715	487
	1,351	41	846
Deferred:
Federal	264	(10,098)	(58,368)
State	(1,234)	(1,952)	(7,938)
Foreign	(55)	43	—
	(1,025)	(12,007)	(66,306)
Income tax provision (benefit)	$326	$(11,966)	$(65,460)

The reconciliations of the U.S. federal statutory tax expense to the combined effective tax provision (benefit) are as follows:

	Year ended
	December 31,
(amounts in thousands)	2021	2020	2019
Statutory rate of tax benefit	$(10,346)	$(27,713)	$(10,508)
State income taxes, net of federal benefit	(3,395)	(4,674)	(2,418)
Permanent and other items	4,513	263	4,371
Stock-based compensation	(12,310)	(3,537)	(5,006)
Research credits	(5,408)	(5,082)	(3,594)
Uncertain tax positions	2,685	3,835	1,780
Change in tax rate	(802)	1,303	419
NOL Carryback Claim	-	(447)	-
ASU 2016-09 Implementation & ASC 842 Adoption in 2019	-	-	(104)
Valuation allowance	25,389	24,086	(50,400)
Income tax provision (benefit)	$326	$(11,966)	$(65,460)

Significant components of the Company’s net deferred tax assets at December 31, 2021 and December 31, 2020 are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$100,464	$87,684
Tax credits	16,968	14,293
Stock-based compensation	15,521	19,972
Reserves and accruals	10,241	9,013
Lease liability	25,188	20,434
Other, net	2,120	—
Total deferred tax assets	$170,502	$151,396

Deferred tax liabilities:
Depreciation and amortization	(67,641)	(76,034)
ROU Lease Asset	(18,747)	(17,471)
Convertible Notes	—	(22,252)
Other, net	—	(542)
Inventory	(59)	(59)
Total deferred tax liabilities	$(86,447)	$(116,358)

Valuation allowance	(91,373)	(45,551)
Net deferred tax liability	$(7,318)	$(10,513)

Based on the weight of available evidence, management has established a valuation allowance for a portion of its deferred tax assets which it expects will not be realized on a more likely than not basis. The net change in the valuation allowance was $45.8 million in 2021.

At December 31, 2021, the Company had approximately $491.4 million, $328.4 million and $12.3 million of NOL carryforwards for federal, state and foreign purposes, respectively, available to offset future taxable income. The federal NOL carryforwards incurred prior to 2018 begin to expire in 2024. Federal NOL carryforwards of $239.2 million will not expire but can only be used to offset 80 percent of future taxable income. The state and foreign NOL carryforwards begin to expire in 2022.

At December 31, 2021, the Company had federal and state R&D credit carryforwards of $35.6 million and $18.4 million, respectively. Federal credits begin to expire in 2022, state credits of $4.1 million begin to expire in 2023, and state credits of $14.3 million carry forward indefinitely.

Utilization of the NOL and tax credit carryforwards will be subject to annual limitations under IRC Section 382 and Section 383 due to several ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and tax credit carryforwards and other deferred tax assets that can be utilized to offset future taxable income and/or income tax liabilities. In general, all ownership changes as defined by IRC Section 382 result from transactions increasing ownership of certain stockholders in the stock of the Company by more than 50 percentage points over a three-year period.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 excluding interest and penalties, is as follows (in thousands):

	December 31,
	2021	2020	2019
Balance at beginning of the year	$22,803	$15,076	$13,486
Net addition for tax positions - prior years	505	4,987	230
Net additions for tax positions - current year	3,489	3,355	2,339
Subtractions from tax positions - prior years	(327)	(74)	(537)
Subtractions from tax positions - current year	(654)	(541)	(442)
Balance at end of the year	$25,816	$22,803	$15,076

As of December 31, 2021, approximately $0.5 million of unrecognized tax benefits would reduce the Company’s annual effective tax rate if recognized.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of its income tax provision (benefit). There was no accrued interest and penalties associated with uncertain tax positions as of December 31, 2021, December 31, 2020 and December 31, 2019. It is not anticipated that there will be a significant change in the unrecognized tax benefits over the next 12 months.

Due to the Company’s NOL carryforwards, its federal, state and foreign income tax returns are open to examination by the Internal Revenue Service (IRS) and other taxing jurisdictions for all years since 2002. In November 2020, the IRS concluded its examination of the Company’s 2017 federal income tax return with no proposed adjustments.

There are no cumulative earnings in the Company’s foreign subsidiaries as of December 31, 2021 that would be subject to U.S. income tax or foreign withholding tax. The Company plans to indefinitely reinvest any future earnings of its foreign subsidiaries.

Note 11. Employee Benefits

Defined Contribution Plan

The Company sponsors a defined contribution plan pursuant to section 401(k) of the U.S. Internal Revenue Code that allows participating employees to contribute up to 100% of their salary, to an annual maximum of $19,500 in 2021 and 2020 ($26,000 in 2021 and 2020 for employees over the age of 50). Through December 31, 2021, the Company has only made “qualified nonelective contributions” to maintain compliance with IRS regulations.

During the years ended December 31, 2021 and December 31, 2019, the Company contributed a $0.50 match for every $1.00 contributed by a participating employee up to 6% of plan-eligible earnings, with such Company contributions becoming fully vested when participating employees reach the 3-year anniversary from their date of hire, giving credit for past service. For the years ended December 31, 2021, and December 31, 2019, Company contributions totaled approximately $2.1 million and $1.6 million, respectively.

During the first quarter of 2020, the Company contributed a $0.50 match for every $1.00 contributed by a participating employee up to 6% of plan-eligible earnings for a portion of the year. As a result of the COVID-19 pandemic, the Company instituted a number of cost saving initiatives, including temporarily ceasing Company contributions to participating employees’ 401(k) plans, which the Company reinstated as of January 1, 2021. For the year ended December 31, 2020, Company contributions totaled approximately $0.5 million.

Deferred Compensation Plan

Pursuant to the Company’s deferred compensation plan (the Deferred Compensation Plan), eligible senior level employees are permitted to make elective deferrals of compensation to which they will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of COLIs. The fair value of the Deferred Compensation Plan liability, included in other liabilities on the consolidated balance sheets, was approximately $7.3 million and $5.2 million as of December 31, 2021 and December, 31, 2020, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $7.4 million and $5.3 million as of December 31, 2021 and December 31, 2020, respectively.

Note 12.	Commitments and Contingencies

Patent Litigation Settlement

For discussion of the Company’s Ivantis Settlement Agreement please see Note 1. Organization and Basis of Presentation.

Secured Letters of Credit

The Company had a bank issue a letter of credit in the amount of $8.8 million that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account of approximately $8.8 million as of December 31, 2021 and December 31, 2020. Beginning as of the first day of the thirty-seventh month of the lease term, and on each twelve month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

The Company has other irrevocable standby letters of credit secured with approximately $0.6 million of cash in a restricted account related to its office lease agreements.

Purchase Commitment

As of December 31, 2021, the Company had noncancelable, firm purchase commitments of $1.9 million due beyond one year.

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the UC Agreement) with the Regents of the University of California (the University) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the University a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the UC Agreement, Glaukos agreed to pay to the University a low single-digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $0.5 million. This ongoing product payment obligation will change as patent coverage on certain products begins to lapse, and will terminate entirely on the date the last of the Patent Rights expires, which is currently expected to be in the fourth quarter of 2022. For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, the Company recorded approximately $4.2 million, $4.5 million and $5.7 million, respectively, in cost of sales in connection with the product payment obligation.

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

The Company has one business activity and operates as one operating segment: the development and commercialization of ophthalmic therapies designed to treat glaucoma, corneal disorders and retinal diseases. The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company’s revenues disaggregated by revenue and product category are included in Note 7, Revenue from Contracts with Customers. The Company’s chief operating decision-maker, its Chief Executive Officer, reviews its consolidated operating results for the purpose of allocating resources and evaluating financial performance.

	Property and equipment, net			Depreciation and amortization			Capital expenditures
	As of December 31,			Year ended December 31,			Year ended December 31,
	2021	2020	2019	2021	2020	2019	2021	2020	2019

United States	$68,839	$23,896	$21,932	$29,622	$29,306	$6,273	$47,714	$6,907	$4,681
International	130	112	124	39	75	33	71	28	44
Total	$68,969	$24,008	$22,056	$29,661	$29,381	$6,306	$47,785	$6,935	$4,725

Note 14.	Selected Quarterly Financial Information (Unaudited)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2021	2021	2021	2021
Net sales	$67,968	$78,093	$74,710	$73,240
Cost of sales	16,633	17,759	15,370	16,865
Gross profit	51,335	60,334	59,340	56,375
Operating expenses:
Selling, general and administrative	41,921	45,300	44,470	47,566
Research and development	21,219	24,256	28,846	26,678
In-process research and development	—	5,000	5,000	—
Litigation-related settlement	—	—	(30,000)	—
Total operating expenses	63,140	74,556	48,316	74,244
(Loss) income from operations	(11,805)	(14,222)	11,024	(17,869)
Non-operating expense	(4,385)	(3,052)	(4,592)	(4,366)
Income tax provision (benefit)	279	208	202	(363)
Net (loss) income	$(16,469)	$(17,482)	$6,230	$(21,872)
Net (loss) income per share (1):
Basic and diluted	$(0.36)	$(0.38)	$0.13	$(0.47)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2020	2020	2020	2020
Net sales	$55,336	$31,558	$64,831	$73,234
Cost of sales	32,529	21,668	17,932	19,590
Gross profit	22,807	9,890	46,899	53,644
Operating expenses:
Selling, general and administrative	50,546	38,116	38,947	43,792
Research and development	24,873	18,971	20,304	21,244
Total operating expenses	75,419	57,087	59,251	65,036
Loss from operations	(52,612)	(47,197)	(12,352)	(11,392)
Non-operating expense	(1,896)	(81)	(4,285)	(2,499)
Income tax provision	(450)	(7,384)	(889)	(3,243)
Net loss	$(54,058)	$(39,894)	$(15,748)	$(10,648)
Net loss per share (1):
Basic and diluted	$(1.24)	$(0.90)	$(0.35)	$(0.24)

(1)	Net income or loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share amounts will not necessarily equal the annual per share amount.

Note 15. Subsequent Events

In January 2022, pursuant to the terms of the Settlement Agreement, Ivantis made its second $30.0 million cash payment to the Company, which was to be paid by the earlier of (i) December 31, 2022, or (ii) 30 days after the consummation of the sale to a third party of all or substantially all of Ivantis’ equity or assets such that the third-party controls Ivantis.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of December 31, 2021.

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

Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Ernst & Young LLP, our independent registered public accounting firm, which audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. See Report of Independent Registered Public Accounting Firm below.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fourth fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Glaukos Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Glaukos Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Glaukos Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Irvine, California

February 28, 2022

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

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

The remaining information required by this Item 10 will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

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

4.2	Form of 2.75% Convertible Senior Notes due 2027 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37463) filed on June 12, 2020).
4.3	Description of Capital Stock of Glaukos Corporation (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K (File No. 001-37463) filed on March 1, 2021).
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

10.4+	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 333-37463) filed on August 5, 2021).
10.5+	2011 Stock Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-204091) filed on May 12, 2015).
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

10.9+

Form of Notice of Grant of Option and Option Award Agreement under the 2015 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37463) filed on May 9, 2018).

10.10+

Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 2015 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37463) filed on August 6, 2018).

Exhibit Number	Description
10.11+

Form of Director Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 2015 Omnibus Incentive Compensation Plan. (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K (File No. 001-37463) filed on February 28, 2018).

10.12+

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
10.16+

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
10.18+

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
10.20+

Joseph E. Gilliam Amended and Restated Executive Severance and Change in Control Agreement dated November 3, 2017 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-37463) filed on November 7, 2017).

10.21+

The Executive Nonqualified Excess Plan and the Executive Nonqualified Excess Plan Adoption Agreement (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K (File No. 001-37463) filed on March 15, 2017).

10.22+*	Directors’ Compensation Policy
10.23

Standard Industrial/Commercial Single-Tenant Lease—Net, dated as of June 8, 2015, by and between the Registrant and 229 Fabricante, LLC (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-204091) filed on June 15, 2015).

10.24

First Amendment to Lease dated as of December 31, 2018 between the Registrant and 229 Avenida Fabricante, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37463) filed on August 7, 2020).

10.25

Second Amendment to Lease dated as of July 2, 2020 between the Registrant and 229 Avenida Fabricante, LLC (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-37463) filed on August 7, 2020).

10.26

Office Building Lease dated as of November 14, 2018, by and between the Registrant and CIP 2014/SG, Aliso Owner LLC. (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K (File No. 001-37463) filed on February 28, 2019).

10.27

First Amendment to Office Building Lease dated as of December 12, 2018 between the Registrant and CIP 2014/SG Aliso Owner, LLC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-37463) filed on August 7, 2020).

Exhibit Number	Description
10.28

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

10.32	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37463) filed on June 12, 2020).
21*	Subsidiaries of Glaukos Corporation as of December 31, 2021
23.1*	Consent of Independent Registered Public Accounting Firm
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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on February 28, 2022.

GLAUKOS CORPORATION

By:	/s/ Thomas W. Burns
Thomas W. Burns
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Burns	Chief Executive Officer, President	February 28, 2022
Thomas W. Burns	and Chairman of the Board (Principal Executive Officer)

/s/ Joseph E. Gilliam	Chief Financial Officer & SVP, Corporate Development	February 28, 2022
Joseph E. Gilliam	(Principal Accounting and Financial Officer)

/s/ Mark J. Foley	Lead Independent Director	February 28, 2022
Mark J. Foley

/s/ David F. Hoffmeister	Director	February 28, 2022
David F. Hoffmeister

/s/ Marc A. Stapley	Director	February 28, 2022
Marc A. Stapley

/s/ Aimee S. Weisner	Director	February 28, 2022
Aimee S. Weisner

/s/ Gilbert H. Kliman	Director	February 28, 2022
Gilbert H. Kliman, M.D.

/s/ LEANA S. WEN	Director	February 28, 2022
Leana S. Wen, M.D.

/s/ DENICE M. TORRES	Director	February 28, 2022
Denice M. Torres