Form 10-Q
period 2022-03-31
GLAUKOS Corp
filed 2022-05-05
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, there were 47,333,554 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2022

We use Glaukos, our logo, iStent, iStent inject, iStent infinite, iPrism, iDose, iPRIME, iAccess, Avedro, Photrexa, iLink, KXL, Epioxa, iLution, Retina XR and other marks as trademarks. This report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

References throughout this document to “we,” “us,” “our,” the “Company,” or “Glaukos” refer to Glaukos Corporation and its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$106,202	$100,708
Short-term investments	309,211	313,343
Accounts receivable, net	34,804	33,438
Inventory	24,708	23,011
Prepaid expenses and other current assets	16,278	15,626
Total current assets	491,203	486,126
Restricted cash	9,416	9,416
Property and equipment, net	74,708	68,969
Operating lease right-of-use assets	26,539	28,142
Finance lease right-of-use asset	48,417	49,022
Intangible assets, net	326,553	332,781
Goodwill	66,134	66,134
Deposits and other assets	9,100	9,108
Total assets	$1,052,070	$1,049,698

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,998	$7,333
Accrued liabilities	47,598	56,027
Total current liabilities	55,596	63,360
Convertible senior notes	280,370	280,026
Operating lease liability	29,304	29,650
Finance lease liability	72,594	72,699
Deferred tax liability, net	7,312	7,318
Other liabilities	9,330	9,494
Total liabilities	454,506	462,547

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 47,117 and 46,993 shares issued and 47,089 and 46,965 shares outstanding as of March 31, 2022 and December 31, 2021 respectively	47	47
Additional paid-in capital	960,870	952,432
Accumulated other comprehensive (loss) income	(3,387)	15
Accumulated deficit	(359,834)	(365,211)
Less treasury stock (28 shares as of March 31, 2022 and December 31, 2021)	(132)	(132)
Total stockholders' equity	597,564	587,151
Total liabilities and stockholders' equity	$1,052,070	$1,049,698

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Net sales	$67,681	$67,968
Cost of sales	17,063	16,633
Gross profit	50,618	51,335
Operating expenses:
Selling, general and administrative	43,949	41,921
Research and development	26,877	21,219
Litigation-related settlement	(30,000)	-
Total operating expenses	40,826	63,140
Income (loss) from operations	9,792	(11,805)
Non-operating expense:
Interest income	287	383
Interest expense	(3,416)	(3,229)
Other expense, net	(960)	(1,539)
Total non-operating expense	(4,089)	(4,385)
Income (loss) before taxes	5,703	(16,190)
Income tax provision	326	279
Net income (loss)	$5,377	$(16,469)
Basic net income (loss) per share	$0.11	$(0.36)
Diluted net income (loss) per share	$0.11	$(0.36)
Weighted average shares used to compute basic net income (loss) per share	47,050	45,709
Weighted average shares used to compute diluted net income (loss) per share	49,506	45,709

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income (loss)	$5,377	$(16,469)
Other comprehensive (loss) income:
Foreign currency translation gain	492	541
Unrealized loss on short-term investments	(3,894)	(417)
Other comprehensive (loss) income	(3,402)	124
Total comprehensive income (loss)	$1,975	$(16,345)

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	equity
Balance at December 31, 2021	46,993	$47	$952,432	$15	$(365,211)	(28)	$(132)	$587,151
Common stock issued under stock plans	124	—	1,515	—	—	—	—	1,515
Stock-based compensation	—	—	6,923	—	—	—	—	6,923
Other comprehensive loss	—	—	—	(3,402)	—	—	—	(3,402)
Net income	—	—	—	—	5,377	—	—	5,377
Balance at March 31, 2022	47,117	$47	$960,870	$(3,387)	$(359,834)	(28)	$(132)	$597,564

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income	deficit	Shares	Amount	equity
Balance at December 31, 2020	45,275	$45	$976,590	$1,004	$(310,058)	(28)	$(132)	$667,449
Effect of adoption of ASU 2020-06	—	—	(81,553)		(5,560)			(87,113)
Common stock issued under stock plans	741	1	17,034	—	—	—	—	17,035
Stock-based compensation	—	—	8,748	—	—	—	—	8,748
Other comprehensive income	—	—	—	124	—	—	—	124
Net loss	—	—	—	—	(16,469)	—	—	(16,469)
Balance at March 31, 2021	46,016	$46	$920,819	$1,128	$(332,087)	(28)	$(132)	$589,774

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income (loss)	$5,377	$(16,469)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,382	1,150
Amortization of intangible assets	6,228	6,228
Amortization of lease right-of-use assets	1,271	1,170
Amortization of debt issuance costs	343	343
Deferred income tax benefit	(6)	(24)
Gain on disposal of fixed assets	(45)	-
Stock-based compensation	6,923	8,748
Unrealized foreign currency (gains) losses	(135)	1,101
Amortization of premium on short-term investments	236	256
Other liabilities	(163)	570
Changes in operating assets and liabilities:
Accounts receivable, net	(1,423)	(547)
Inventory	(1,750)	403
Prepaid expenses and other current assets	(669)	(1,803)
Accounts payable and accrued liabilities	(7,578)	3,023
Other assets	(217)	29
Net cash provided by operating activities	9,774	4,178
Investing activities
Purchases of short-term investments	(16,747)	(54,007)
Proceeds from sales and maturities of short-term investments	17,184	50,349
Purchases of property and equipment	(6,604)	(17,182)
Proceeds from disposal of property and equipment	55	-
Investment in company-owned life insurance	215	(423)
Net cash used in investing activities	(5,897)	(21,263)
Financing activities
Proceeds from exercise of stock options	548	16,552
Proceeds from share purchases under Employee Stock Purchase Plan	1,785	1,549
Payment of employee taxes related to vested restricted stock units	(818)	(1,065)
Principal paid on finance lease	(105)	(251)
Proceeds from tenant improvement allowance	-	629
Net cash provided by financing activities	1,410	17,414
Effect of exchange rate changes on cash and cash equivalents	207	(450)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,494	(121)
Cash, cash equivalents and restricted cash at beginning of period	110,124	106,162
Cash, cash equivalents and restricted cash at end of period	$115,618	$106,041
Supplemental disclosures of cash flow information
Taxes paid (refunded)	$91	$(35)
Other interest paid	$1,091	$3,848
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$2,705	$3,848

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

The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements. As permitted under those rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted.  In the opinion of management, the unaudited interim financial statements reflect all adjustments necessary for the fair presentation of the Company’s financial information contained herein. All such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements.  These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2021, which are contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on February 28, 2022. The Company’s results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period.

Recent Developments

Settlement of Patent Litigation

On September 14, 2021, the Company entered into a settlement agreement (Settlement Agreement) with Ivantis, Inc. (Ivantis), pursuant to which the Company and Ivantis agreed to terminate the patent infringement lawsuit the Company had filed against Ivantis on April 14, 2018 in the U.S. District Court for the Central District of California, Southern Division (the Lawsuit). In the Lawsuit, the Company alleged that Ivantis’ Hydrus® Microstent device infringes the Company’s U.S. Patent Nos. 6,626,858 and 9,827,143. Pursuant to the terms of the Settlement Agreement, Ivantis was required to pay the Company a cash payment of $60.0 million, $30.0 million of which was paid to the Company during the year ended December 31, 2021, and $30.0 million of which would be paid by the earlier of (i) December 31, 2022, or (ii) 30 days after the consummation of the sale to a third party of all or substantially all of Ivantis’ equity or assets such that the third-party controls Ivantis. The second $30.0 million cash payment, which was received by the Company during the quarter ended March 31, 2022 is included in litigation-related settlement as a reduction of operating expenses on the condensed consolidated statements of operations.

Additionally, Ivantis will make quarterly royalty payments to the Company in the amount of 10% of Ivantis’ Hydrus Microstent U.S. sales and any international sales supplied out of the U.S. beginning in the fourth quarter of 2021 through April 26, 2025, subject to a per-unit minimum payment.

Note 2.  Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2022, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

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

The Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2022 reflect the Company’s estimates of the impact of the ongoing COVID-19 pandemic. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are uncertain, including the duration and severity of the COVID-19 outbreak, the severity and transmission rates of new and more contagious and/or vaccine-resistant variants of COVID-19, and the actions taken to contain it or treat COVID-19, including the availability, distribution, rate of public acceptance and efficacy of vaccines for COVID-19, as well as the economic impact on local, regional, national and international customers and markets. As a result, there may be changes to the Company’s estimates regarding the impact of COVID-19 in future periods.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that equate to the amount reported in the condensed consolidated statement of cash flows as of the beginning and end of the three months ended March 31, 2022 (in thousands):

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$106,202	$100,708
Restricted cash	9,416	9,416
Cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$115,618	$110,124

Recently Adopted Accounting Pronouncements

The Company has not adopted any recent accounting pronouncements that had a material impact on its condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

The Company reviewed recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.

Note 3.  Balance Sheet Details

Short-term Investments

Short-term investments consisted of the following (in thousands):

	At March 31, 2022
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government bonds	less than 2	$76,772	$-	$(923)	$75,849
U.S. government agency bonds	less than 3	123,693	13	(2,099)	121,607
Bank certificates of deposit	less than 2	15,499	4	(29)	15,474
Commercial paper	less than 1	2,999	—	(2)	2,997
Corporate notes	less than 3	52,349	5	(817)	51,537
Asset-backed securities	less than 2	23,900	8	(216)	23,692
Municipal bonds	less than 3	18,471	—	(416)	18,055
Total		$313,683	$30	$(4,502)	$309,211

	At December 31, 2021
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	less than 3	123,803	8	(540)	123,271
U.S. government bonds	less than 1	$76,765	$—	$(240)	$76,525
Bank certificates of deposit	less than 1	12,500	1	(9)	12,492
Commercial paper	less than 1	2,998	-	(1)	2,997
Corporate notes	less than 3	55,178	37	(183)	55,032
Asset-backed securities	less than 2	23,761	44	(31)	23,774
Municipal bonds	less than 3	19,350	-	(98)	19,252
Total		$314,355	$90	$(1,102)	$313,343

Accounts Receivable, Net

Accounts receivable consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accounts receivable	$36,131	$34,805
Allowance for credit losses	(1,327)	(1,367)
	$34,804	$33,438

The Company’s allowance for credit losses represents management’s estimate of current expected credit losses and there were immaterial bad-debt write offs charged during the three months ended March 31, 2022.

Additionally, no customers accounted for more than 10% of net accounts receivable as of March 31, 2022 or December 31, 2021.

Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Finished goods	$8,683	$6,495
Work in process	6,870	7,010
Raw material	9,155	9,506
	$24,708	$23,011

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued bonuses	$6,129	$17,015
Accrued vacation benefits	4,524	4,196
Other accrued liabilities	36,945	34,816
	$47,598	$56,027

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		At March 31, 2022
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	March 31,	identical assets	inputs	inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds (i)	$1,060	$1,060	$-	$-
Available for sale securities:
U.S. government agency bonds (ii)	$121,607	$-	$121,607	$-
U.S. government bonds (ii)	75,849	-	75,849	-
Bank certificates of deposit (ii)	15,474	-	15,474	-
Commercial paper (ii)(iii)	6,997	-	6,997	-
Corporate notes (ii)	51,537	-	51,537	-
Asset-backed securities (ii)	23,692	-	23,692	-
Municipal bonds (ii)	18,055	-	18,055	-
Investments held for deferred compensation plans	7,197	-	7,197	-
Total Assets	$321,468	$1,060	$320,408	$-
Liabilities
Deferred compensation plans	$7,083	$-	$7,083	$-
Total Liabilities	$7,083	$-	$7,083	$-

(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.

(iii)	As of March 31, 2022, a commercial paper investment totaling $4,000 (in thousands) is included in cash and cash equivalents on the condensed consolidated balance sheets, as the investment had a maturity of three months or less from the date of purchase on the condensed consolidated balance sheets.

		At December 31, 2021
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets

Cash equivalents:
Money market funds (i)	$4,212	$4,212	$-	$-
Available for sale securities:
U.S. government agency bonds (ii)	$123,271	$-	$123,271	$-
U.S. government bonds (ii)	76,525	-	76,525	-
Bank certificates of deposit (ii)	12,492	-	12,492	-
Commercial paper (ii)	2,997	-	2,997	-
Corporate notes (ii)	55,032	-	55,032	-
Asset-backed securities (ii)	23,774	-	23,774	-
Municipal bonds (ii)	19,252	-	19,252	-
Investments held for deferred compensation plans	7,412		7,412	-
Total Assets	$324,967	$4,212	$320,755	$-
Liabilities
Deferred compensation plans	$7,302	$-	$7,302	$-
Total Liabilities	$7,302	$-	$7,302	$-
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of March 31, 2022 and December 31, 2021.

Convertible Senior Notes

As of March 31, 2022 and December 31, 2021, the fair value of the Company’s 2.75% convertible notes due 2027 (Convertible Notes) was $383.4 million and $341.8 million, respectively. The fair value was determined on the basis of the market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 9, Convertible Senior Notes for additional information.

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

The Company’s office building lease in Aliso Viejo, California (Aliso Facility) is one property containing three existing office buildings, comprising approximately 160,000 rentable square feet of space which was accounted for as a finance lease. The term of the Aliso Facility commenced on April 1, 2019 for expense recognition and continues for thirteen years. The lease agreement contains an option to extend the lease for two additional five year periods at market rates. The Company relocated certain of its corporate administrative headquarters, along with certain laboratory, research and development and warehouse space, to the Aliso Facility in the first quarter of 2022.

The Company also leases two adjacent facilities located in San Clemente, California and a facility in Burlington, Massachusetts. The total leased square footage of the San Clemente facilities equals approximately 98,000 and the leases expire on May 31, 2030. Each San Clemente facility lease contains an option to extend the lease for one additional five-year period at market rates. The total leased square footage of the Burlington facility is approximately 60,000 square feet, and the lease expires on July 31, 2033. The Burlington facility lease contains an option to extend the lease for one additional five-year period at market rates.

The Company terminated its lease in Waltham, Massachusetts pursuant to a termination agreement during the first quarter of 2022.

The Company’s remaining U.S.-based and foreign subsidiaries’ leased office space totals less than 14,000 square feet.

The following table presents the maturity of the Company’s operating and finance lease liabilities as of March 31, 2022:

Maturity of Lease Liabilities	Operating	Finance
(in thousands)	Leases (a)	Leases (b)
Remainder of 2022	$1,368	$—
2023	3,340	8,725
2024	3,290	5,184
2025	3,274	5,340
2026	3,359	5,500
2027	3,418	5,665
Thereafter	33,440	101,868
Total lease payments	$51,489	$132,282
Less: imputed interest	22,272	59,688
Total lease liabilities	$29,217	$72,594
(a)	Operating lease payments include $20.4 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Finance lease payments include $75.8 million related to options to extend lease terms that are reasonably certain of being exercised.

Note 6.   Intangible Assets and Goodwill

Intangible assets

For the three months ended March 31, 2022 and March 31, 2021, amortization expense related to finite-lived intangible assets was approximately $5.5 million and $0.7 million, recorded in cost of sales and selling, general and administrative expenses, respectively, in the condensed consolidated statement of operations.

The Company evaluated its indefinite-lived intangible assets for impairment, including any considerations specific to the COVID-19 pandemic utilizing the methodology pursuant to the adoption of ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) and concluded these intangible assets were not impaired as of March 31, 2022.

Goodwill

The assessment of goodwill by reporting unit is performed annually, in the fourth quarter, or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on the Company’s reporting unit. Based on interim assessments, the Company did not identify any “triggering” events which would indicate an impairment of goodwill is more likely than not as of March 31, 2022.

The following table presents the composition of the Company’s intangible assets and goodwill (in thousands):

	Estimated	As of March 31, 2022			As of December 31, 2021
	Useful	Gross			Gross
	Life	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed technology	11.4	$252,200	(52,008)	200,192	252,200	(46,485)	205,715
Customer relationships	5.0	14,100	(6,639)	7,461	14,100	(5,934)	8,166
Intangible assets subject to amortization		266,300	(58,647)	207,653	266,300	(52,419)	213,881

In-process research and development	Indefinite	$118,900	—	118,900	118,900	—	118,900

Goodwill	Indefinite	$66,134	—	66,134	66,134	—	66,134

Total		$451,334	$(58,647)	$392,687	$451,334	$(52,419)	$398,915

As of March 31, 2022, expected amortization expense for unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Remainder of 2022	$18,684
2023	24,912
2024	24,619
2025	22,092
2026	22,092
Thereafter	95,254
Total amortization	$207,653

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

Revenue is recognized at an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services, and substantially all of the Company’s net sales for the three months ended March 31, 2022 are considered revenue from contracts with customers.

Disaggregation of Revenue

The Company’s revenues disaggregated by product category and geography for the three months ended March 31, 2022 and March 31, 2021 were as follows (in thousands):

	Three Months Ended
	March 31,
	United States		International		Total
	2022	2021	2022	2021	2022	2021

Glaucoma	$33,899	$39,889	$17,648	$13,810	$51,547	$53,699
Corneal Health	13,617	12,055	2,517	2,214	16,134	14,269
Total	$47,516	$51,944	$20,165	$16,024	$67,681	$67,968

Contract Balances

Contract Assets

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days for glaucoma and corneal health products, though extended payment terms on corneal health products may be offered. However, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of March 31, 2022 and December 31, 2021, all amounts included in accounts receivable, net on the condensed consolidated balance sheets are related to contracts with customers.

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

During the three months ended March 31, 2022 and March 31, 2021, the Company did not recognize any revenue related to material changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

The Company’s net sales within a fiscal year may be impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year. However, the Company did not experience the same seasonality pattern in 2021 due to the COVID-19 pandemic.

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

The Company’s computation of net income (loss) per share is as follows (in thousands except for per share amounts):

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net income (loss) – basic and diluted	$5,377	$(16,469)
Denominator:
Weighted average number of common shares outstanding - basic	47,050	45,709
Common stock equivalents from outstanding common stock options	1,974	-
Common stock equivalents from unvested restricted stock units	459	-
Common stock equivalents for ESPP	23
Weighted average number of common shares outstanding - diluted	49,506	45,709

Basic net income (loss) per share	$0.11	$(0.36)

Diluted net income (loss) per share	$0.11	$(0.36)

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive were as follows (in common stock equivalent shares, in thousands):

	Three Months Ended
	March 31,
	2022	2021
Convertible senior notes	5,125	5,125
Stock options outstanding	255	3,640
Unvested restricted stock units	382	654
Employee stock purchase plan	-	17
	5,762	9,436

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

The Convertible Notes may be converted at the option of the holders at any time prior to the close of business on the business day immediately preceding March 15, 2027, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period immediately after any ten consecutive trading day period (the Measurement Period) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate in effect on each such trading day; (3) with respect to any Convertible Notes the Company calls for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date, even if the Convertible Notes are not otherwise convertible at such time; or (4) upon the occurrence of specified corporate events. On or after March 15, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture. As of March 31, 2022, none of the conditions allowing holders of the Convertible Notes to convert had been met.

Interest expense relating to the Convertible Notes in the condensed consolidated statements of operations for the three months ended March 31, 2022 are summarized as follows (in thousands):

	Three months ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Contractual interest expense	$1,977	$1,977
Amortization of debt issuance costs	343	343
Total interest expense	$2,320	$2,320

The effective interest rate for the three months ended March 31, 2022 was 3.2%.

As of March 31, 2022 and December 31, 2021, the Convertible Notes on the condensed consolidated balance sheets represented the carrying amount of the Convertible Notes, net of unamortized debt issuance costs, which are summarized as follows (in thousands):

	As of	As of
	March 31,	December 31,
	2022	2021
Convertible Notes	$287,500	$287,500
Less: Unamortized debt issuance costs	(7,130)	(8,503)
Carrying amount of Convertible Notes	$280,370	$278,997

Note 10.  Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation related to stock options and RSUs in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cost of sales	$407	$420
Selling, general and administrative	4,686	6,494
Research and development	1,830	1,834
Total	$6,923	$8,748

At March 31, 2022, the total unamortized stock-based compensation expense was approximately $59.7 million of which $8.2 million was attributable to stock options and is to be recognized over the stock options’ remaining vesting terms of approximately 4.0 years (2.1 years on a weighted average basis). The remaining $51.5 million was attributable to RSUs and is to be recognized over the RSUs’ vesting terms of approximately 4.0 years (2.6 years on a weighted-average basis).

The total stock-based compensation cost capitalized in inventory was not material for the three month periods ended March 31, 2022 and March 31, 2021.

Note 11.  Income Taxes

The provision for income taxes is determined using an effective tax rate. For the three months ended March 31, 2022, the Company’s estimated effective tax rate of 5.72% was lower than the U.S. federal statutory rate primarily due to the generation of U.S. NOL carryforwards, which are partially offset by a valuation allowance, as well as state and foreign income taxes. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of NOL carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. For each of the three months ended March 31, 2022 and March 31, 2021, the Company recorded a provision for income taxes of $0.3 million which was primarily comprised of state and foreign income taxes.

Additionally, the Company follows an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. As of March 31, 2022 and December 31, 2021, the Company had gross unrecognized tax benefits of $26.6 million and $25.8 million, respectively.

Note 12.  Commitments and Contingencies

Secured Letters of Credit

The Company had a bank issue a letter of credit in the amount of $8.8 million that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account of approximately $8.8 million as of March 31, 2022 and December 31, 2021. Beginning as of the first day of the thirty-seventh month of the lease term, and on each twelve month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

The Company has one other irrevocable standby letters of credit secured with approximately $0.6 million of cash in a restricted account related to its office lease agreements.

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the UC Agreement) with the Regents of the University of California (the University) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the University a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the UC Agreement, Glaukos agreed to pay to the University a low single-digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $0.5 million. This ongoing product payment obligation will change as patent coverage on certain products begins to lapse, and will terminate entirely on the date the last of the Patent Rights expires, which is currently expected to be in the fourth quarter of 2022. For the three months ended March 31, 2022 and March 31, 2021, the Company recorded approximately $0.8 million and $0.9 million, respectively, in cost of sales in connection with the product payment.

Executive Deferred Compensation Plan

Pursuant to the Company’s Deferred Compensation Plan, eligible senior level employees are permitted to make elective deferrals of compensation to which he or she will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of COLIs. The fair value of the Deferred Compensation Plan liability, included in other liabilities on the condensed consolidated balance sheets, was approximately $7.1 million and $7.3 million as of March 31, 2022 and December 31, 2021, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the condensed consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $7.2 million and $7.4 million as of March 31, 2022 and December 31, 2021, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (SEC) on February 28, 2022.

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

Impact of COVID-19 Pandemic and Current Economic Environment

While the COVID-19 pandemic and subsequent economic slowdown materially impacted the global demand for our products starting in March 2020, we began to see an early recovery toward more normalized levels for cataract and keratoconus procedures as early as May 2020, a trend that has generally continued, with periodic volatility in certain geographies in which we operate, through March 31, 2022. Most recently, the Omicron variant has led to a material increase in diagnosed COVID-19 cases worldwide, creating new government restrictions in select geographies and impacting elective procedures in hospital and ambulatory surgery center sites. While COVID-19 has had an impact on the volume of elective procedures and thus impacted the Company’s net sales, we have not experienced challenges around receiving timely payments from our customers. Additionally, the COVID-19 pandemic has led to widespread staffing shortages, including in ambulatory surgery centers, which may also impact elective procedures. These trends accelerated at the end of December 2021, peaking in late January and improving thereafter.

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

Additionally, some of our vendors are continuing to experience supply challenges, both in the acquisition of raw materials as well as due to limited headcount resources, and we have experienced higher costs for certain raw materials. We expect these supply challenges may continue for the remainder of 2022. These challenges have led to delays and partial or unfulfilled deliveries of certain components needed for the manufacture of our products, in some cases requiring us to find second sources for materials. If these delays and partial or unfulfilled deliveries persist, they could impact our ability to ship some of our products to our customers, or bring some of our pipeline products to market, in a timely manner. We believe that much of these supply challenges stem from the ongoing obstacles presented by COVID-19.

The ultimate impact of the COVID-19 pandemic on our operations going forward is unknown and will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 outbreak, the status of health and safety actions taken to contain its spread, the severity and transmission rates of new variants of COVID-19 such as the Omicron variants, the availability, distribution, and efficacy of vaccines for COVID-19, any additional preventative and protective actions that governments, or we, may take, any future surges of COVID-19 that may occur, the dynamics associated with the rollout of the COVID-19 vaccines, and how quickly and to what extent economic and operating conditions normalize within the markets in which we operate. For additional information, see the section titled Risks Related to Our Business within Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Financial Overview

The most important financial indicators that we use to assess our business are net sales, gross margin, operating expenses, and cash on hand.

March 31,	March 31,

	2022	2021
Net sales	$67,681	$67,968
Gross margin	75%	76%
Operating expenses	$40,826	$63,140
Cash, cash equivalents, short-term investments and restricted cash	$424,829	$416,796

Please see Results of Operations and Liquidity and Capital Resources below for a detailed discussion of each of the above items, including an analysis of the fluctuations in such items year-over-year.

We achieved net income of $5.4 million for the three months ended March 31, 2022 and incurred a net loss of $16.5 million for the three months ended March 31, 2021. As of March 31, 2022, we had an accumulated deficit of $359.8 million.

Recent Developments

On April 14, 2022, the U.S. Food & Drug Administration (FDA) has completed its review for the PRESERFLO® MicroShunt® (Preserflo Microshunt) Pre-Market Approval submission and notified InnFocus, Inc, a Santen company of a Non-Approvable determination. We are the exclusive licensee of the Preserflo MicroShunt in the U.S. and we are evaluating alternate regulatory pathways for approval.

2022 U.S. reimbursement rates

On November 2, 2021, the United States (U.S.) Centers for Medicare & Medicaid Services (CMS) published its final rules for 2022 Medicare physician fee payment rates and 2022 Medicare facility fee payment rates for services furnished in both the ambulatory surgery center and hospital outpatient settings (Final Rules). These Final Rules superseded the rates that were proposed by CMS in July 2021 which were much lower than the rates issued in the Final Rules. Compared to the 2021 reimbursement rates, the Final Rules contained a new, significantly lower physician fee related to the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery. Conversely, the facility fee schedule related to surgeries that include implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, slightly decreases reimbursements to an ambulatory surgery center and increases reimbursements to a hospital. We estimate that approximately 80% of procedures utilizing our trabecular micro-bypass technologies in the U.S. are performed in the ambulatory surgery center setting and the remaining estimated 20% of procedures are performed in the hospital. Additionally, the Final Rules established facility fee payment rates that were lower than anticipated for standalone insertion of an aqueous drainage device in the ambulatory surgery center and hospital settings, which would be the procedure that such facilities would use with our iStent infinite product, which is not yet approved by the FDA. These CMS reimbursement rates contained in the Final Rules took effect January 1, 2022.

The reduction of the physician fee had an impact on procedural iStent family product volumes in the first quarter of 2022, in conjunction with cataract surgery, which may continue for the remainder of 2022, potentially affecting our U.S. combo-cataract Glaucoma revenues, gross profit, and net income, the full extent of which is not known at this time.

Settlement of Patent Litigation

On September 14, 2021, we entered into a Settlement Agreement (Settlement Agreement) with Ivantis, Inc. (Ivantis), pursuant to which we and Ivantis agreed to terminate the patent infringement lawsuit we had filed against Ivantis on April 14, 2018 in the U.S. District Court for the Central District of California, Southern Division (the Lawsuit). Pursuant to the terms of the Settlement Agreement, Ivantis paid us a cash payment of $60.0 million, $30.0 million of which was paid to us in the quarter ended September 30, 2021, and $30.0 million of which was paid to us in the quarter ended March 31, 2022. The $30.0 million cash payment received during the quarter ended March 31, 2022 is included in litigation-related settlement as a reduction of operating expenses on the condensed consolidated income statement.

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

Further, we have made and expect to continue to make significant investments in our global sales force, marketing programs, research and development (R&D) activities, clinical studies, and general and administrative infrastructure. U.S. Food and Drug Administration (FDA)-approved investigational device exemption (IDE) or investigational new drug (IND) studies and new product development programs in our industry are expensive. Our operating expenses have increased significantly following our acquisition of Avedro, and we have also incurred additional construction costs related to our new facility in Aliso Viejo, California (Aliso Facility) and Burlington, Massachusetts. We expect our operating expenses to increase over the course of the year as we continue to restore spending as the recovery from the COVID-19 pandemic warrants.

We expect our revenues for the remainder of 2022 and near-term performance to reflect increasing competitive dynamics, the impact of the reduced physician fee reimbursement rates contained in the CMS Final Rules and the continuing disruption resulting from COVID-19, the full effects of which are difficult to predict at this time.

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

While net sales may increase as we expand our global sales and marketing infrastructure and continue to increase awareness of our products by expanding our sales base and increasing our marketing efforts, historically our net sales within a fiscal year have been impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year. However, we did not experience the same seasonality pattern in 2021 due in part to the COVID-19 pandemic and its effect on our commercial performance may continue into future reporting periods. We also believe the 2022 CMS physician fee and facility fee rate decreases, which were finalized in the fourth quarter 2021, have disrupted traditional customer ordering patterns and have resulted in our customers’ trialing of competitive products, causing reduced U.S. Glaucoma sales volumes during the first quarter of 2022. Additionally, for several years we had commercialized our products in the U.S. with few or no direct competitors. Other products have now become available in the U.S. and globally, or are in development by third parties, that have entered or could enter the market and which may affect adoption of or demand for our products. These other products could achieve greater commercial acceptance or demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our products, which could adversely impact our net sales.

Cost of Sales

Cost of sales reflects the aggregate costs to manufacture our products and includes raw material costs, labor costs, manufacturing overhead expenses and the effect of changes in the balance of reserves for excess and obsolete inventory.

We manufacture our iStent products at our current headquarters in San Clemente, California using components manufactured by third parties. We manufacture our KXL systems at our manufacturing facilities in Burlington, Massachusetts and we contract with third-party manufacturers in the U.S. and Germany to produce our Photrexa and other associated drug formulations. We currently intend to maintain our manufacturing facilities at our San Clemente and Burlington locations for the foreseeable future.

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

Cost of sales has included amortization of the $252.2 million developed technology intangible asset. For each of the three months ended March 31, 2022 and March 31, 2021 the amortization expense was $5.5 million.

Our future gross profit as a percentage of net sales, or gross margin, will be impacted by numerous factors including commencement of sales of products in our pipeline, or any other future products, which may have higher product costs. Our gross margin will also be affected by manufacturing or supply chain inefficiencies that we may experience as we attempt to manufacture our products on a larger scale, manufacture new products and change our manufacturing capacity or output. Additionally, our gross margin will continue to be affected by royalty expenses on current or future products associated with various licensing agreements. Our gross margin in future periods may also be impacted by other factors adversely affecting our net sales in future periods, including the impact of the COVID-19 pandemic and any related supply chain issues, and the impact of the reductions by CMS in 2022 Medicare payment rates for certain of our products and related services.

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

We expect SG&A expenses to continue to grow as we increase our global sales and marketing infrastructure and general administration infrastructure. We also expect other nonemployee-related costs, including sales and marketing program activities for new products, outside services and accounting and general legal costs to increase as our overall operations grow. The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as on the timing of any new product launches and other potential business and operational activities.

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

Litigation-related Settlement

Pursuant to the terms of the Settlement Agreement, Ivantis paid us $30.0 million in the quarter ended March 31, 2022. The $30.0 million cash payment received during the quarter ended March 31, 2022 is included in litigation-related settlement as a reduction of operating expenses on the condensed consolidated statements of operations.

Non-Operating Expense, Net

Non-operating expense, net primarily consists of interest expense associated with our finance lease for our Aliso Facility and for our 2.75% convertible notes due 2027 (Convertible Notes), interest income derived from our short-term investments, and unrealized gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar, primarily related to intercompany loans.

Income Taxes

Our tax provision is comprised of state and foreign income taxes. Our net deferred tax liability of $7.3 million at March 31, 2022 represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets. We continue to provide a full valuation allowance against our other net deferred tax assets.

We record reserves for uncertain tax positions where we believe the ability to sustain the tax position does not reach the more likely than not threshold.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and March 31, 2021 (in thousands):

	Three Months Ended
	March 31,		% Increase
(dollars in thousands)	2022	2021	(decrease)
Statements of operations data:
Net sales	$67,681	$67,968	-%
Cost of sales	17,063	16,633	3%
Gross profit	50,618	51,335	(1)%
Operating expenses:
Selling, general and administrative	43,949	41,921	5%
Research and development	26,877	21,219	27%
Litigation-related settlement	(30,000)	-	NM
Total operating expenses	40,826	63,140	(35)%
Income (loss) from operations	9,792	(11,805)	NM
Total non-operating expense, net	(4,089)	(4,385)	(7)%
Income tax provision	326	279	17%
Net income (loss)	$5,377	$(16,469)	NM

NM = Not Meaningful

Net Sales

Net sales for the three months ended March 31, 2022 and March 31, 2021 were consistent year over year with net sales of $67.7 million and $68.0 million, respectively.

Net sales of glaucoma products in the United States were $33.9 million and $39.9 million for the three months ended March 31, 2022 and March 31, 2021, respectively, decreasing by 15% primarily due to the lower CMS physician fee that was implemented on January 1, 2022, disrupting traditional customer ordering patterns and resulting in our customers’ trialing of competitive products, as well as COVID-19 volatility in January and February of 2022.

International sales of glaucoma products for the three months ended March 31, 2022 and March 31, 2021 were $17.6 million and $13.8 million, respectively, increasing by 28%. The increase in international sales reflects growing demand in many key international markets for combined cataract and glaucoma procedures during the quarter ended March 31, 2022 as compared to the quarter ended March 31, 2021 given a return to more normalized procedure levels following the rollout of the COVID-19 vaccines, a trend that has generally continued, with periodic demand volatility in certain international geographies in which we operate, partially offset by unfavorable foreign exchange rates.

Net sales of corneal health products were $16.1 million and $14.3 million for the quarter ended March 31, 2022 and March 31, 2021, respectively, increasing by 13%. The $1.8 million increase in net sales generated from our corneal health products was comprised of an increase of approximately $1.5 million in U.S. sales, using direct sales operations, including an increase of $1.7 million of Photrexa net sales offset by reductions of $0.2 million in U.S. capital equipment sales, and an increase of $0.3 million internationally where we utilize distributors given we do not have a direct commercial presence, due to these distributors returning to their more stabilized pre-COVID ordering patterns. Demand for corneal health products increased in the first quarter of 2022 given a return to more normalized procedure levels following the rollout of the COVID-19 vaccines, a trend that has generally continued, with periodic demand volatility in certain geographies in which we operate. Additionally, corneal health sales for the quarter ended March 31, 2022 were impacted by higher realized average sales prices of Photrexa.

Cost of Sales

Cost of sales for the three months ended March 31, 2022 and March 31, 2021 were $17.1 million and $16.6 million, respectively, reflecting an increase of $0.4 million, and our gross margin was 75% for the three months ended March 31, 2022 and 76% for the three months ended March 31, 2021. These slight variances from the prior year period resulted from changes in product mix, most notably the inclusion of modestly lower margin products related to international market sales.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended March 31, 2022 and March 31, 2021 were $43.9 million and $41.9 million, respectively, reflecting an increase of approximately $2.0 million or 5%.

Our overall SG&A spend was consistent during each of the three month periods ending March 31, 2022 and March 31, 2021.We incurred approximately $30.3 million of commercial personnel and discretionary spending during the three months ended March 31, 2022 as compared to $26.7 million during the three months ended March 31, 2021 related primarily to existing sales infrastructure in glaucoma and corneal health. We also incurred approximately $13.6 million of general and administrative personnel and discretionary spending during the three months ended March 31, 2022 as compared to $15.2 million during the three months ended March 31, 2021, associated with our ongoing administrative functions and amortization of our right-of-use asset related to our long-term lease for the Aliso Facility.

Research and Development Expenses

R&D expenses for the three months ended March 31, 2022 and March 31, 2021 were $26.9 million and $21.2 million, respectively, reflecting an increase of $5.7 million or 27%.

During the three months ended March 31, 2022, we incurred $16.4 million in core R&D expenses and $10.5 million in clinical expenses, comprised of $14.1 million in compensation and related employee expenses with the remaining $12.8 million spent on the continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (often referred to as “epi-on”), iDose and our earlier stage programs for dry eye, presbyopia, retina and other therapeutic investments. For the three months ended March 31, 2021, we incurred $13.2 million in core R&D expenses and $8.0 million in clinical expenses, comprised of $11.5 million in compensation and related employee expenses with the remaining $9.7 million spent on the abovementioned programs.

Litigation-related Settlement

The $30.0 million cash payment from the Settlement Agreement received during the quarter ended March 31, 2022 is included in litigation-related settlement as a reduction of operating expenses on the condensed consolidated statements of operations.

Non-Operating Expense, Net

We had non-operating expense, net of $4.1 million and $4.4 million for the three months ended March 31, 2022 and March 31, 2021, respectively. Non-operating expense, net primarily relates to interest expense recognized related to the Convertible Notes and to the finance lease for our Aliso Facility, as well as recognition of unrealized foreign currency losses due to higher intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates.

Income Tax Provision

Our effective tax rate for the first quarter of 2022 was 5.72%. For each of the three months ended March 31, 2022 and March 31, 2021, we recorded a provision for income taxes of $0.3 million which were primarily comprised of state and foreign income taxes.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, cash generated from operating, financing and investing activities and proceeds from our senior convertible notes issuance. Our primary uses of cash have been for selling and marketing activities, research and development programs, and capital expenditures.

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of March 31, 2022 and December 31, 2021 (in thousands):

March 31,	December 31,

	2022	2021
Cash and cash equivalents	$106,202	$100,708
Short-term investments	309,211	313,343
Accounts receivable, net	34,804	33,438
Inventory	24,708	23,011
Accounts payable	7,998	7,333
Accrued liabilities	47,598	56,027
Working capital (1)	435,607	422,766
(1)	Working capital consists of total current assets less total current liabilities.

Main Sources of Liquidity

We plan to fund our operations, commitments for capital expenditures and other short and long-term known contractual and other obligations using existing cash and investments and, to the extent available, cash generated from commercial operations. Our existing cash and investments include the remaining net proceeds from the Convertible Notes issued in June 2020 (after payment for the related capped call transactions), and the two $30.0 million payments by Ivantis during the quarters ended March 31, 2022 and September 30, 2021, which are being used for working capital and general corporate purposes.

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

Our cash, cash equivalents and short-term investments totaled approximately $415.4 million and our restricted cash totaled approximately $9.4 million as of March 31, 2022.

Cash Flow from Operations

For the three months ended March 31, 2022, we had positive cash inflows of $9.8 million from operating activities.

Senior Convertible Notes

Our Convertible Notes may be converted at the option of the holders at the times and under the circumstances and at the conversion rate described in Note 9. Convertible Senior Notes of the notes to our condensed consolidated financial statements. As of March 31, 2022, none of the conditions allowing holders of the Convertible Notes to convert had been met. These conditions are measured each quarter. For example, if our trading price remains above 130% of the conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, March 31, 2022, holders of the Convertible Notes would have the right to convert their Convertible Notes during the calendar quarter beginning April 1, 2022. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. Settling all or a portion of the conversion obligation in cash could adversely affect our liquidity. In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

We may seek to obtain additional financing in the future through other debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all and although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations.

Short-term Liquidity Requirements

Our short-term liquidity requirements primarily consist of regular operating costs, interest payments related to our senior convertible notes, funding R&D projects, capital expenditures as we continue the development of our facilities and office spaces, operating and financing lease obligations and other firm purchase commitments. As of

March 31, 2022, we had net working capital of $435.6 million, which indicates that our current assets are more than enough to cover our short-term liabilities.

Long-term Liquidity Requirements

Our long-term liquidity requirements primarily consist of interest and principal payments related to our Convertible Notes, capital expenditures for the development of our manufacturing facilities and office spaces, and long-term material cash requirements as described below. As demand grows for our products, we will continue to expand global operations to meet demand through investments in manufacturing and operations.

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

The following table is a condensed summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$9,774	$4,178
Investing activities	(5,897)	(21,263)
Financing activities	1,410	17,414
Exchange rate changes	207	(450)
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,494	$(121)

At March 31, 2022, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the three months ended March 31, 2022, our operating activities provided $9.8 million in net cash and in the three months ended March 31, 2021 our operating activities provided $4.2 million of net cash.

For the three months ended March 31, 2022, our net cash provided by operating activities reflected our net income of $5.4 million, adjusted for non-cash items of $16.0 million, primarily consisting of stock-based compensation expense of $6.9 million, depreciation of $1.4 million, amortization of intangible assets of $6.2 million, and amortization of lease right-of-use assets of $1.3 million. Additionally, changes in operating assets and liabilities were $11.6 million, which resulted primarily from decreases in accounts payable and accrued liabilities of $7.6 million, an increase in accounts receivable of $1.4 million, an increase in inventory of $1.8 million, and an increase in prepaid expenses and other current assets of $0.7 million, as well as an increase in other assets of $0.2 million.

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

Investing Activities

In the three months ended March 31, 2022 and March 31, 2021, our investing activities used $5.9 million and $21.3 million of net cash, respectively.

For the three months ended March 31, 2022, we used cash of approximately $16.7 million for purchases of short-term investments, approximately $6.6 million for purchases of property and equipment, primarily related to our Aliso Facility, and we received cash of approximately $17.2 million from sales and maturities of short-term investments.

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

We expect to continue our increased levels of capital expenditures over the course of the year as we expand our manufacturing capacity for current and new products, improve our manufacturing efficiency and for overall facility expansion, as discussed above.

Financing Activities

In the three months ended March 31, 2022 and March 31, 2021, our financing activities provided $1.4 million and $17.4 million of net cash, respectively.

For the three months ended March 31, 2022, we received $2.3 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan and used $0.8 million for payment of employee taxes related to restricted stock unit vestings.

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

Material Cash Requirements

There have been no material changes to our material cash requirements as of March 31, 2022 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

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

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022. There have been no material changes to our critical accounting policies and estimates as disclosed therein, during the three months ended March 31, 2022, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our exposure to market risk since December 31, 2021. Refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022 for further detail.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our first fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item IA of our Annual Report on Form 10K for the year ended December 31, 2021, which was filed with the SEC on February 28, 2022. These risks and uncertainties are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other than with respect to risks relating to reimbursement for our products, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 28, 2022.

Risks Related to Our Business

The reduced reimbursement rates established by CMS for 2022 have, and may continue to, materially and adversely impact our business operations and financial results.

As described in Item 1, Business, “Recent Developments – 2022 reimbursement rates” contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022, the United States (U.S.) Centers for Medicare & Medicaid Services’ (CMS’) Final Rules for 2022 impose a new, significantly lower physician fee and a slightly reduced facility fee related to the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, furnished in the ambulatory surgery center setting. We believe these CMS physician fee and facility fee rate decreases disrupted traditional customer ordering patterns and have resulted in our customers’ trialing of competitive products, causing reduced glaucoma sales volumes in the U.S. during our first quarter of 2022. The reduction of the physician fee may continue to have an adverse impact on procedural iStent family product volumes, in conjunction with cataract surgery, in 2022, as well as on our U.S. combo-cataract glaucoma revenues, gross profit, and net income, the full extent of which is not known at this time.

Additionally, the Final Rules established facility fee payment rates for the procedure that hospitals and ambulatory surgery centers will use with Glaukos’ iStent infinite product, which is not yet approved by the U.S. Food and Drug Administration (FDA), that were lower than anticipated. The physician fee payment rate for this procedure will be set by the multi-state, regional contractors, or Medicare Administrative Contractors (MACs), responsible for administering Medicare claims, and is unknown at this time. This physician fee payment rate, alone or in combination with the standalone facility fee payment rate, may result in inadequate reimbursement and impact the use of this product, if and when approved.

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

To protect our employees and adhere to the guidance and orders of various governmental authorities, beginning in the first quarter of 2020 and continuing through December 31, 2021, we shifted the majority of our workforce to remote operations and implemented changes to our manufacturing and distribution operations to include the use of personal protective equipment and ensure social distancing. Further, in an effort to identify, and avoid further infection from, asymptomatic cases, we have required that any onsite individuals adhere to our social distancing and masking requirements. As our employees return to onsite work, a process that began in January 2022, the return-to-work strategies we may adopt in response to possible COVID-19 and variant resurgences, including masking, testing, vaccination or other requirements, may have an unanticipated impact on our employees that could be disruptive to our business and adversely impact our financial and operational results.

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

We continue to carefully manage our discretionary spending in response to COVID, which may slow the growth trajectory of the Company or require us to delay projects that could have benefitted the Company. In addition to the cost saving measures, we issued $287.5 million in aggregate principal amount of 2.75% convertible notes due 2027 (the Convertible Notes) in June 2020, the proceeds of which are expected to be used for working capital and general corporate purposes. As described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Impact of COVID-19 Pandemic and Current Economic Environment,” some of our supply chain and development partners have experienced delays and unfulfilled deliveries of product due to COVID, both in raw material acquisition and due to lack of headcount resources. If these delays and partial or unfilled deliveries persist, they could impact our ability to ship some of our products to our customers, or bring some of our pipeline products to market, in a timely manner.

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

Since the Company’s inception in 1998, we have incurred significant operating losses. As of March 31, 2022, we had an accumulated deficit of approximately $359.8 million, principally from costs incurred in our clinical trial, R&D programs and from our general and administrative expenses. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering (IPO), the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities, cash generated from commercial operations and the issuance of the Convertible Notes. To implement our global business strategies we need to, among other things, fund ongoing R&D activities, expand our manufacturing capabilities, grow our sales and marketing organization, enforce or defend our intellectual property rights, acquire companies or in-license products or intellectual property, and obtain regulatory clearance or approval to commercialize our existing products in international markets or to commercialize those currently under development in the U.S. and internationally. As a result, we expect our expenses to continue to increase as we pursue these objectives. While we believe we have sufficient cash to fund our operations for at least the next 12 months from the date our condensed consolidated financial statements for the year ended March 31, 2022 are made publicly available, our ability to reach sustained profitability is highly uncertain, especially given our increasingly competitive landscape, which makes forecasting our sales more difficult.

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

It is important that we continue to build a more complete product offering. Developing additional products is expensive and time-consuming. Even if we are successful in developing our additional pipeline products, including those currently in development, the success of our new product offerings is inherently uncertain and there can be no assurance that our products will produce net sales in excess of the costs of development. Any current or new products could also quickly be rendered obsolete by changing customer preferences, third party payor reimbursement, or the introduction by our competitors of products embodying superior technologies, features or better product safety, quality or efficacy. Our competitors include large publicly traded companies or divisions of publicly traded companies and have more resources, greater name recognition, longer operating histories, more established relationships with healthcare professionals, customers and third-party payors, broader products lines, more established sales and marketing programs and distribution networks, and greater experience in obtaining regulatory clearance or approval. Additionally, our research programs, which are expensive and time-intensive, may fail to yield product candidates for clinical development despite showing initial promise. If we are unable to successfully commercialize additional products, our business prospects would be materially affected.

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

●	different, and in some cases more exacting and lengthy, regulatory approval processes, regulations and laws, and pricing and reimbursement systems;
●	reduced or varied protection for intellectual property rights or difficulties enforcing our intellectual property rights and defending against third-party threats and intellectual property enforcement actions against us, our distributors, or any of our third-party suppliers;
●	pricing pressure or longer sales and payment cycles;
●	different competitive dynamics, including smaller market sizes, which we may not be able to fully appreciate before entering certain foreign markets;
●	a shortage of high-quality sales personnel and distributors, and the difficulties of managing foreign operations;
●	relative disadvantages compared to competitors with more recognizable names, longer operating histories and better established distribution networks and customer relationships;
●	political and economic instability, international terrorism and anti-U.S. sentiment, or the imposition of U.S. or international sanctions that could restrict or prohibit continued business;
●	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;
●	scrutiny of foreign tax authorities that could result in significant fines, penalties and additional taxes;
●	different cultural norms which may impact how business is conducted;
●	laws and business practices favoring local companies;
●	difficulties in maintaining consistency with our internal guidelines;
●	difficulties in enforcing agreements and collecting receivables through foreign legal systems;
●	money laundering, bribery and corruption practices and breach of sanction regulations by our personnel or distributors, which may be difficult for us to discover or prevent;
●	the impact of fluctuations in foreign currency exchange rates;
●	failures by our third-party partners to properly assist us with local guidance on operations, financial and other reporting, accounting, tax, payroll, legal and regulatory matters; and
●	the imposition of costly and lengthy new export licensing requirements and restrictions, particularly relating to technology.

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

Our sole manufacturing location for our iStent products is an approximately 98,000 square foot campus located in San Clemente, California, where we manufacture, inspect, package, release and ship nearly all of our iStent and iStent inject products. This is also the location where we conducted substantially all of our research and development (R&D) activities, customer and technical support, and management and administrative functions in 2021. In January 2022, we began to relocate our corporate administrative headquarters, along with certain laboratory, R&D and warehouse space, to a new facility in Aliso Viejo, California (Aliso Facility). If either of our San Clemente or Aliso Facility suffers a crippling event, or a force majeure event such as an earthquake, fire or flood, this could materially impact our ability to operate.

Additionally, we rely on a limited number of third-party suppliers, in some cases sole suppliers, to supply components for the iStent, the iStent inject models and our other pipeline products. If any one or more of our suppliers cease to provide us with sufficient quantities of components or drugs in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our domestic and international quality control standards and regulatory requirements including the FDA’s Quality System Regulation, the European Union’s Medical Device Regulation and Current Good Manufacturing Practices regulations, we may be unable to obtain components if our component suppliers are found to be in violation of such standards and we may have difficulty quickly engaging additional or replacement suppliers for some of our critical components, which could delay or impact our business, including the regulatory approval timelines as has happened with iLink Epioxa. If our manufacturing facilities or those of any of our component suppliers or contract facilities are found to be in violation of applicable laws and regulations or fail to adequately remediate any issues discovered during an audit, the FDA or other notified bodies could take enforcement action. Even if we are able to identify and qualify a suitable second source to replace one of our key suppliers, if necessary, that replacement supplier would not have access to our previous supplier’s proprietary processes and would therefore be required to develop its own, which could result in further delay. Despite our efforts to maintain an adequate supply of inventory, the loss of these suppliers, or their inability to provide us with an adequate supply of components or products, could cause delay in the manufacture of our products, thereby impairing our ability to meet the demand of our customers and causing significant harm to our business. Any disruption of this nature or increased expense could harm our commercialization efforts and adversely affect our operating results.

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

In the course of conducting our business, we have had to and must continue to adequately address quality issues associated with our products, including in our engineering, design, manufacturing and delivery processes, as well as issues in third-party components included in our products. Because our products are highly complex, the occurrence of performance issues may increase as we continue to introduce new products and rapidly scale up manufacturing to meet increased demand for our products. Although we have established internal procedures to minimize risks that may arise from product quality issues, there can be no assurance that we will be able to eliminate or mitigate occurrences of these issues and associated liabilities. In addition, identifying the root cause of performance or quality issues, particularly those affecting third-party components, may be difficult, which increases the time needed to address quality issues as they arise and increases the risk that similar problems could recur. Finding solutions to quality issues can be expensive and we may incur significant costs or lost revenue in connection with, for example, shipment holds, product recalls and warranty or other service obligations. In addition, quality issues can impair our relationships with new or existing customers or result in product liability suits against us, which may be expensive to defend or resolve and could impact the reimbursement coverage of our products, our product liability insurance rates and/or our cash reserves in the event our existing insurance coverage is insufficient. The occurrence of any of the foregoing could harm our reputation as a producer of high quality products, which could adversely affect our business, financial condition or results of operations.

Ophthalmic surgeons may not use our products if they do not believe they are safe, efficient, effective and preferable alternatives to other treatment solutions in the market or may use our products without being adequately trained, which could result in inferior clinical outcomes.

We believe that ophthalmic surgeons will not use our products unless they conclude that our products provide a safe, efficient, effective and preferable alternative to currently available treatment options. If ophthalmic surgeons determine that any of our products are not sufficiently effective, efficient or safe, whether based on longer-term patient studies or clinical experience or unsatisfactory patient outcomes or patient injury, our sales would be harmed. Surgeons may base such determination on patient outcomes that are the result of other unqualified surgeons performing procedures for which they haven’t been trained. It is also possible that as our products become more widely used, latent defects could be identified, creating negative publicity and liability problems for us and adversely affecting demand for our products. If an increasing number of ophthalmic surgeons do not continue to adopt the use of our products, our operating and financial results will be negatively impacted.

Operating results could be unpredictable and may fluctuate significantly from quarter to quarter, which could adversely affect our business, financial condition, results of operations and the trading price of our common stock.

In addition to the impact of the COVID-19 pandemic, our net sales may experience volatility due to a number of factors, many of which are beyond our control, including, among other things, fluctuating demand, pricing pressures applicable to our products, changes in foreign currency exchange rates, Medicare payment rates established by CMS, commercialization of our new and existing products and the marketing of competitive products, results of clinical research and trials, regulatory approvals and legislative changes affecting our products, variances in the sales terms, supply chain and inventory management, shortage of raw materials, timing or volume of customer orders and the length of our sales cycle, which varies and may be unpredictable. As a result, you should not rely on our results in any past period as an indication of future results and you should anticipate that fluctuations in our quarterly and annual operating results may continue and could generate volatility in the price of our common stock. We believe that quarterly comparisons of our financial results should not be relied upon as an indication of our future performance.

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

We have and may continue to enter into acquisitions, collaborations, in-licensing agreements, joint ventures, partnerships or undertake one or more of these transactions in order to retain our competitive position within the marketplace or to expand into new markets. Examples include our acquisitions of DOSE and Avedro, as well as our licensing of Santen’s PRESERFLO® Microshunt® (Preserflo MicroShunt), the Intratus drug delivery platform and the Attillaps pharmaceutical compounds. However, we cannot assure you that we will be able to successfully complete any future acquisition we may pursue, or that we will be able to successfully integrate any acquired business, product or technology in a cost-effective and non-disruptive manner. Our future successes will depend, in part, on our ability to manage an expanded business, which may pose substantial challenges for our management, such as the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful in managing such expanded business or that we will realize the expected economies of scale, synergies and other benefits currently anticipated from recent or future acquisitions or strategic transactions. Additionally, these collaborations, joint ventures, and partnerships may fail to result in any commercialized product, including due to delays in or failures to obtain regulatory approvals, such as the recent failure to receive approval of the PreserFlo MicroShunt in the U.S., and could require us to invest a substantial amount of resources only to ultimately change regulatory strategies or to fail. In addition, these arrangements may be terminated before we are able to realize net sales to sufficiently cover the costs associated therewith, which could materially impact our business. We cannot assure you that any such transaction would result in the benefits expected from the transaction, including revenue growth, increased profitability or an enhancement in our business prospects. Further, pursuing acquisitions, collaborations, in-licensing agreements, joint ventures, alliances or partnerships with third parties, whether or not completed, is costly and time-consuming and could distract Company management from the operation of the business, which could negatively impact our operating results.

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

We are subject to state, federal and foreign laws relating to data privacy and security in the conduct of our business, including state breach notification laws, the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, the European Union’s General Data Protection Regulation (GDPR), the U.K. Data Protection Act and the U.K. GDPR, and the California Consumer Privacy Act (CCPA), among others. These laws affect how we collect and use data of our employees, consultants, customers and other parties. These laws, as well as similar laws being enacted by other states and countries, impose substantial requirements that involve the expenditure of significant resources and the investment of significant time and effort to comply. We also rely on third parties to host or otherwise process some of this data. In some instances, these third parties have experienced failures to protect data privacy. Any failure by a third party to prevent security breaches could have adverse consequences for us. Our failure to comply with these laws or prevent security breaches of such data could result in significant liability under applicable laws, cause disruption to our business, harm our reputation and have a material adverse effect on our business.

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

As of March 31, 2022, we had $287.5 million in principal amount of indebtedness as a result of the issuance of the Convertible Notes. We may also incur additional indebtedness to meet future financing needs. Interest payments, fees, covenants and restrictions under agreements governing our current or future indebtedness, including the indenture governing the Convertible Notes, could have significant consequences, including the following: impairing our ability to successfully continue to commercialize our current or future products; limiting our ability to obtain additional financing on satisfactory terms; increasing our vulnerability to general economic downturns, competition and industry conditions; requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness; inhibiting our flexibility to plan for, or react to, changes in our business; and diluting the interests of our existing stockholders if we issue shares of our common stock upon conversion of the Convertible Notes. The occurrence of any one of these events could have an adverse effect on our business, financial condition, operating results or cash flows and ability to satisfy our obligations under the indenture governing the Convertible Notes and any other indebtedness.

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

Noteholders may require us to repurchase their Convertible Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the aggregate principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Convertible Notes surrendered therefor or Convertible Notes being converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes, or to pay any cash payable on future conversions of the Convertible Notes, as required by the indenture governing the Convertible Notes would constitute a default under the indenture governing the Convertible Notes, which event, or the occurrence of the fundamental change itself, may lead to a default under any future credit facility or other agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.

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

Our medical devices, drugs, drug/device combination products and other products are subject to extensive government regulation in the U.S. by the FDA, state regulatory authorities and foreign regulatory authorities in the countries in which we conduct business. These regulations relate to, among other things, R&D, labeling, advertising, promotion, pricing, and discounts, recordkeeping, reporting, import and export, post-approval studies and the sale and distribution of our products. See Item 1, Business, “Government Regulation – U.S. Regulation & Reimbursement” and “International Regulation & Reimbursement” contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022 for additional information. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, which may include, among other things, warning letters, fines, injunctions, recalls, refusals to grant or delays in granting requests, civil fines and penalties, operating restrictions, withdrawal of approvals and even criminal prosecution.

The process of obtaining clearances or approvals to market our products can be expensive and lengthy, and we cannot guarantee that our current products will receive approval for additional indications or that our future products will receive clearance or approval on a timely basis, if at all. Additionally, based upon a recent FDA determination, our pipeline products that are determined to be drug-device combination products will require review and coordination by each of FDA’s drug and device centers prior to approval, which may delay approval. Before we can obtain regulatory approval for any product candidate, we may be required to undertake complex, time-consuming and expensive clinical testing in humans to demonstrate safety and efficacy, the outcomes of which are inherently uncertain and may never result in commercial sales, even if we believe trial results are positive. We have experienced in the past, and could experience in the future, delays in the commencement or completion of clinical trials or testing that could significantly affect our product development costs. We do not know whether planned clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients in a timely manner or be completed on schedule, if at all. We may suffer significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical trial process. Any of our medical device products may malfunction and any of our products may produce undesirable adverse effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials. We, the clinical trial investigators, the independent review board responsible for overseeing the trial, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time due to a number of factors, including failure to conduct the clinical trial in accordance with applicable regulatory requirements or trial protocols, failure to demonstrate a benefit from using the product, lack of sufficient funding, or to avoid exposing trial participants to unacceptable health risks. Any delay or failure in clinical trials would delay or prevent our ability to obtain necessary regulatory approvals, which would have a material adverse effect on our business, financial condition and prospects.

In some instances we or our partners have pursued, and may in the future pursue, a regulatory clearance or approval that proves unsuccessful, such as the FDA’s recent failure to approve the PreserFlo Microshunt in the U.S. and the change in regulatory pathway undertaken with respect to the iStent infinite last year, which has been shown to substantially increase the time and financial resources required to obtain FDA or other regulatory approval or could result in new competitive products reaching the market faster than our product candidate, which could materially adversely impact our competitive position and prospects. We cannot assure you that we will receive the requisite or timely approvals to sell our product candidates.

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

In addition, our promotional materials, sales techniques, pricing programs and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of a drug or medical device for a use that has not been cleared or approved by the FDA, also known as an “off-label” use. The FDA or other regulatory authorities may limit the indications for use of our products, thereby restricting our ability to promote the drug or device. Physicians may use our products, particularly newly-approved products, off-label, as the FDA does not restrict or regulate a physician's choice of treatment within the practice of medicine. Moreover, surgeons may choose to use certain products or combinations of products in order to gain more favorable reimbursement treatment. However, if the FDA determines that our promotional materials, sales techniques, pricing programs or training constitutes promotion of an off-label use or encourages over-utilization of our products or use of our products in combinations that are not indicated or appropriate, it could request that we modify our materials, techniques, programs or training or subject us to enforcement actions.

We are subject to healthcare fraud and abuse, anti-kickback, false claims and transparency laws and regulations, among others, which are enforced by federal and state governments with respect to our marketing, training, customer arrangements, discount, rebate and pricing programs, product bundling, financial arrangements with physicians, patient assistance programs, reimbursement support services, and other practices. See Item 1, Business, “Government Regulation – U.S. Regulation & Reimbursement” and “International Regulation & Reimbursement” contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022 for additional information about the laws and regulations which apply to us. The U.S. Department of Justice has increased its scrutiny of interactions between manufacturers and healthcare providers, as well as various patient and product support programs, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Although we try to structure our arrangements within available safe harbors whenever possible, we may nevertheless become subject to government scrutiny or investigation. Violations may result in civil monetary penalties, criminal penalties, and exclusion from participation in government healthcare programs, including Medicare and Medicaid, all of which would have an adverse effect on our business.

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

We may from time to time increase the prices of our products, as we do with our Photrexa therapies. Drug pricing by pharmaceutical manufacturers is currently, and is expected to continue to be, under close scrutiny, including with respect to manufacturers that increase the price of products after acquiring those products from other companies. In some cases, such scrutiny has resulted in congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturers’ patient support programs, and reform government program reimbursement methodologies for products. Although our price increases have been based upon third party studies of the projected economic value of our products to the healthcare system, we cannot guarantee they would not be subject to such scrutiny.

In May 2017, the EU adopted Medical Devices Regulation 2017/745 (MDR), which repealed and replaced the Medical Device Directive (MDD). MDR went into effect in May 2021, and provides for stricter controls of medical devices than did MDD. Under provisions that govern the transition from MDD to MDR, medical devices with notified body certificates issued under the MDD prior to May 2021 may continue to be marketed and sold as long as those certificates are valid (up to a maximum of five years from the date of issue) or until May 2024 at the latest. After the expiration of any applicable transitional period, only devices that have been CE marked under MDR may be placed on the market in the EU. Our failure to obtain CE marks for all of our products under MDR on a timely basis, or to comply with MDR, could restrict our ability to sell our products in the EU, which would have a material adverse effect on our business and financial results. Additionally, the U.K.’s withdrawal from the EU in 2020 has added certain costs and complexities to the shipment and sales of our products in that country, which will likely continue for the foreseeable future.

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

Inadequate, inconsistent or changes to the reimbursement for our products may adversely impact our business.

Our ability to successfully commercialize and achieve market acceptance of our products, as well as compete against other technologies designed to address the same disease states depends in significant part on adequate financial coverage and reimbursement from third party payors, including governmental payors (such as the Medicare and Medicaid programs in the U.S.), managed care organizations and private health insurers. See Item 1, Business, “Government Regulation – U.S. Regulation & Reimbursement” and “International Regulation & Reimbursement” contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022 for additional information. Payors continually review the clinical evidence for new technologies and can change their coverage policies without notice or deny payment if the product was not used in accordance with the payor’s coverage policy. Therefore, coverage for our products can differ significantly from payor to payor. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these products and procedures. As a result, the coverage determination process is often time-consuming and costly and requires us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage will be obtained or will be maintained once it is obtained.

In addition to uncertainties surrounding coverage policies, there are uncertainties regarding appropriate reimbursement for our new products like iAccess and iPRIME as well as periodic changes to reimbursement levels of existing products. The demand for, and the profitability of, our products could be materially harmed if the Medicaid program, Medicare program, other healthcare programs in the U.S. or elsewhere, or third party commercial payors in the U.S. or elsewhere deny reimbursement for our products, limit the indications for which our products will be reimbursed, are unclear on appropriate reimbursement codes or provide reimbursement only on unfavorable terms. MACs have in the past, and may in the future, change coverage terms, which could result in inadequate reimbursement and impact the use of our products. Also, when procedures associated with our products transition from temporary CPT Category III codes to permanent CPT Category I codes, the physician and facility reimbursement levels associated with the procedures using these products could be decreased, such as the decreased payment rates for procedures using our iStent-related products, in conjunction with cataract surgery, established by CMS for 2022, as discussed earlier in these Risk Factors under the heading “Risks Related to Our Business.” Even when a permanent billing code has been assigned to a product, there is no guarantee that coverage will be provided. If we are unable to maintain our existing codes or obtain new permanent codes for procedures using our products, use existing codes for new products or obtain new reimbursement codes for our other products in development, we may be subject to significant pricing pressure, which could harm our business, results of operations, financial condition and prospects. In the foreign markets in which we operate, different pricing and reimbursement systems, which could result in lower reimbursement, could harm our ability to operate our business.

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

Despite our efforts, we cannot guarantee that we will be able to adequately protect our proprietary rights, which could substantially impair our ability to compete. Our patents may be challenged and held invalid or we may be unable to extend the protection on products with expiring patents. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. Further, although it is our policy to require each of our employees, consultants and any other parties who may be involved in the development of intellectual property on our behalf to execute proprietary information and inventions agreements, we may be unsuccessful in doing so with each party who in fact develops intellectual property that we regard as our own. The relevant assignment provisions may not be self-executing or may be breached, resulting in ownership disputes and/or litigation.

We have many foreign patents and patent applications, and expect to pursue patent protection in the most significant markets in which we do business. The laws of other countries in which our products are or may be sold may not protect our product offerings and intellectual property to the same extent as U.S. laws, if at all. Many companies have encountered significant difficulties in obtaining, protecting and defending such rights in international markets. In addition, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, and certain countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. We also may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries. If we encounter such difficulties or are otherwise precluded from effectively protecting our intellectual property rights in these countries, our business, financial condition and results of operations could be substantially harmed.

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

Intellectual property rights are essential to our business. We have asserted and may in the future need to assert claims of infringement against third parties to protect our rights, or to invalidate or challenge the intellectual property rights of a third party, including those rights owned by our competitors. Additionally, third parties could assert infringement or misappropriation claims against us with respect to our current or future commercial products and seek to invalidate one or more of our patents or trademarks. Such claims could arise in situations where certain employees, consultants or contractors were previously, or are currently, employed by other medical device, biotechnology or pharmaceutical companies, including our competitors or potential competitors; we may be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property or disclosed the alleged trade secrets or other proprietary information, of these other employers.

There is no guarantee that we would be successful enforcing or defending our intellectual property rights in court. A court could hold that some or all of our asserted intellectual property rights are not infringed, or could invalidate our rights, hold our rights unenforceable, or substantially narrow the scope of protection. Further, we could be prohibited from manufacturing or selling our products or a court could order us to pay substantial compensatory damages as well as other penalties and fines. Any such adverse result would undermine our competitive position. Regardless of the final outcome, any litigation to enforce our intellectual property rights in patents, copyrights, trade secrets or trademarks is highly unpredictable and could result in substantial costs and diversion of resources, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Being a Public Company and Our Common Stock

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our Restated Certificate of Incorporation (Charter) and amended and restated bylaws (Bylaws) may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and amended and restated bylaws include provisions that:

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

Our Charter and Bylaws provide that, unless the Company consents in writing, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company or its stockholders, (iii) any action or proceeding asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our Charter or Bylaws, or (iv) any action or proceeding asserting a claim governed by the internal affairs doctrine (the Delaware Exclusive Forum Provision). The Delaware Exclusive Forum Provision is intended to apply to claims arising under Delaware state law and would not apply to claims brought pursuant to the Exchange Act or the Securities Act, or any other claim for which the federal courts have exclusive jurisdiction

Further, our Bylaws provide that the federal district courts of the U.S. will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act (the Federal Forum Provision). Our decision to adopt the Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law and means that suits brought by stockholders to enforce any duty or liability created under the Securities Act must be brought in federal court and cannot be brought in state court.

The exclusive forum provisions in our Charter and Bylaws will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder and, accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal courts. Our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations. The exclusive forum provisions in our Charter and Bylaws may limit a stockholder's ability to bring a claim in a judicial forum of its choosing for disputes with the Company or its directors, officers or other employees, which may discourage such lawsuits. In addition, stockholders who do bring a claim in the Court of Chancery of the State of Delaware pursuant to the Delaware Exclusive Forum Provision could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The court in the designated forum under our exclusive forum provisions may also reach different judgments or results than would other courts, including courts where a stockholder would otherwise choose to bring the action, and such judgments or results may be more favorable to the Company than to our stockholders. Further, the enforceability of similar exclusive forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and it is possible that a court could find any of our exclusive forum provisions to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find all or any part of our exclusive forum provisions to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of August 7, 2019, by and between Glaukos Corporation and Avedro, Inc.	8-K	1-37463	2.1	8/7/2019
3.1	Restated Certificate of Incorporation of the Registrant	8-K	1-37463	3.1	06/30/2015
3.2	Amended and Restated Bylaws of the Registrant	8-K	1-37463	3.1	11/20/2020
10.1*	Alex R. Thurman Executive Severance and Change in Control Agreement dated April 1, 2022
10.2*	Tomas Navratil Executive Severance and Change in Control Agreement dated April 1, 2022

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed Herewith.

** Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on May 5, 2022.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chief Executive Officer and President (Principal Executive Officer; Duly Authorized Officer)

By:	/s/ ALEX R. THURMAN
Alex R. Thurman
Senior Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)