Form 10-Q
period 2022-06-30
GLAUKOS Corp
filed 2022-08-05
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-37463

GLAUKOS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0945406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Glaukos Way Aliso Viejo, California	92656
(Address of registrant’s principal executive offices)	(Zip Code)

(949) 367-9600

(Registrant’s telephone number, including area code)

229 Avenida Fabricante, San Clemente, California 92672

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 2, 2022, there were 47,596,861 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2022

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$102,553	$100,708
Short-term investments	288,637	313,343
Accounts receivable, net	36,032	33,438
Inventory	27,842	23,011
Prepaid expenses and other current assets	16,033	15,626
Total current assets	471,097	486,126
Restricted cash	9,128	9,416
Property and equipment, net	80,921	68,969
Operating lease right-of-use assets	26,451	28,142
Finance lease right-of-use asset	47,812	49,022
Intangible assets, net	320,325	332,781
Goodwill	66,134	66,134
Deposits and other assets	9,410	9,108
Total assets	$1,031,278	$1,049,698

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$21,294	$7,333
Accrued liabilities	48,214	56,027
Total current liabilities	69,508	63,360
Convertible senior notes	280,713	280,026
Operating lease liability	29,361	29,650
Finance lease liability	72,464	72,699
Deferred tax liability, net	7,307	7,318
Other liabilities	9,448	9,494
Total liabilities	468,801	462,547

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 47,448 and 46,993 shares issued and 47,420 and 46,965 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	48	47
Additional paid-in capital	971,646	952,432
Accumulated other comprehensive (loss) income	(3,715)	15
Accumulated deficit	(405,370)	(365,211)
Less treasury stock (28 shares as of June 30, 2022 and December 31, 2021)	(132)	(132)
Total stockholders' equity	562,477	587,151
Total liabilities and stockholders' equity	$1,031,278	$1,049,698

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$72,685	$78,093	$140,366	$146,061
Cost of sales	17,833	17,759	34,896	34,392
Gross profit	54,852	60,334	105,470	111,669
Operating expenses:
Selling, general and administrative	49,900	45,300	93,849	87,221
Research and development	31,712	24,256	58,589	45,475
In-process research and development	10,000	5,000	10,000	5,000
Litigation-related settlement	-	-	(30,000)	-
Total operating expenses	91,612	74,556	132,438	137,696
Loss from operations	(36,760)	(14,222)	(26,968)	(26,027)
Non-operating expense:
Interest income	384	342	671	725
Interest expense	(3,414)	(3,306)	(6,830)	(6,535)
Other expense, net	(5,851)	(88)	(6,811)	(1,627)
Total non-operating expense	(8,881)	(3,052)	(12,970)	(7,437)
Loss before taxes	(45,641)	(17,274)	(39,938)	(33,464)
Income tax (benefit) provision	(105)	208	221	487
Net loss	$(45,536)	$(17,482)	$(40,159)	$(33,951)
Basic and diluted net loss per share	$(0.96)	$(0.38)	$(0.85)	$(0.74)
Weighted average shares used to compute basic and diluted net loss per share	47,356	46,306	47,205	46,011

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(45,536)	$(17,482)	$(40,159)	$(33,951)
Other comprehensive loss:
Foreign currency translation gain (loss)	666	(362)	1,158	179
Unrealized loss on short-term investments	(994)	(114)	(4,888)	(531)
Other comprehensive loss	(328)	(476)	(3,730)	(352)
Total comprehensive loss	$(45,864)	$(17,958)	$(43,889)	$(34,303)

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	equity
Balance at December 31, 2021	46,993	$47	$952,432	$15	$(365,211)	(28)	$(132)	$587,151
Common stock issued under stock plans	124	—	1,515	—	—	—	—	1,515
Stock-based compensation	—	—	6,923	—	—	—	—	6,923
Other comprehensive loss	—	—	—	(3,402)	—	—	—	(3,402)
Net income	—	—	—	—	5,377	—	—	5,377
Balance at March 31, 2022	47,117	$47	$960,870	$(3,387)	$(359,834)	(28)	$(132)	$597,564
Common stock issued under stock plans	331	1	237	—	—	—	—	238
Stock-based compensation	—	—	10,539	—	—	—	—	10,539
Other comprehensive loss	—	—	—	(328)	—	—	—	(328)
Net loss	—	—	—	—	(45,536)	—	—	(45,536)
Balance at June 30, 2022	47,448	$48	$971,646	$(3,715)	$(405,370)	(28)	$(132)	$562,477

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income	deficit	Shares	Amount	equity
Balance at December 31, 2020	45,275	$45	$976,590	$1,004	$(310,058)	(28)	$(132)	$667,449
Effect of adoption of ASU 2020-06	—	—	(81,553)		(5,560)			(87,113)
Common stock issued under stock plans	741	1	17,034	—	—	—	—	17,035
Stock-based compensation	—	—	8,748	—	—	—	—	8,748
Other comprehensive income	—	—	—	124	—	—	—	124
Net loss	—	—	—	—	(16,469)	—	—	(16,469)
Balance at March 31, 2021	46,016	$46	$920,819	$1,128	$(332,087)	(28)	$(132)	$589,774
Common stock issued under stock plans	481	—	4,525	—	—	—	—	4,525
Stock-based compensation	—	—	7,984	—	—	—	—	7,984
Other comprehensive income	—	—	—	(476)	—	—	—	(476)
Net loss	—	—	—	—	(17,482)	—	—	(17,482)
Balance at June 30, 2021	46,497	$46	$933,328	$652	$(349,569)	(28)	$(132)	$584,325

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net loss	$(40,159)	$(33,951)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	3,044	2,313
Amortization of intangible assets	12,456	12,456
Amortization of lease right-of-use assets	2,296	2,287
Amortization of debt issuance costs	687	687
Deferred income tax benefit	(12)	(48)
Gain on disposal of fixed assets	(35)	-
Stock-based compensation	17,462	16,732
Unrealized foreign currency losses	2,269	827
Amortization of premium on short-term investments	442	516
Other liabilities	(45)	1,551
Changes in operating assets and liabilities:
Accounts receivable, net	(3,296)	(1,679)
Inventory	(5,151)	(1,863)
Prepaid expenses and other current assets	(602)	(3,758)
Accounts payable and accrued liabilities	8,367	15,324
Other assets	(155)	175
Net cash (used in) provided by operating activities	(2,432)	11,569
Investing activities
Purchases of short-term investments	(36,938)	(97,233)
Proceeds from sales and maturities of short-term investments	56,748	103,692
Purchases of property and equipment	(16,005)	(28,542)
Proceeds from disposal of property and equipment	96	3
Investment in company-owned life insurance	(168)	(1,217)
Net cash provided by (used in) investing activities	3,733	(23,297)
Financing activities
Proceeds from exercise of stock options	1,921	22,824
Proceeds from share purchases under Employee Stock Purchase Plan	1,785	1,549
Payment of employee taxes related to vested restricted stock units	(1,954)	(2,812)
Principal paid on finance lease	(236)	(453)
Proceeds from tenant improvement allowance	-	12,668
Net cash provided by financing activities	1,516	33,776
Effect of exchange rate changes on cash and cash equivalents	(1,260)	(498)
Net increase in cash, cash equivalents and restricted cash	1,557	21,550
Cash, cash equivalents and restricted cash at beginning of period	110,124	106,162
Cash, cash equivalents and restricted cash at end of period	$111,681	$127,712
Supplemental disclosures of cash flow information
Taxes paid	$240	$220
Other interest paid	$2,191	$1,890
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$3,310	$4,618

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.  Organization and Basis of Presentation

Organization and business

Glaukos Corporation (Glaukos or the Company), incorporated in Delaware on July 14, 1998, is an ophthalmic medical technology and pharmaceutical company focused on developing novel therapies for the treatment of glaucoma, corneal disorders, and retinal disease. The Company developed Micro-Invasive Glaucoma Surgery (MIGS) to serve as an alternative to the traditional glaucoma treatment paradigm and launched its first MIGS device commercially in 2012. The Company also offers commercially a proprietary bio-activated pharmaceutical therapy for the treatment of a rare corneal disorder, keratoconus, that was approved by the U.S. Food and Drug Administration (FDA) in 2016. The Company is developing a portfolio of technologically distinct and leverageable platforms to support ongoing pharmaceutical and medical device innovations. Products or product candidates for each of these platforms are designed to advance the standard of care through better treatment options across the areas of glaucoma, corneal disorders such as keratoconus, dry eye and refractive vision correction, and retinal diseases such as neovascular age-related macular degeneration, diabetic macular edema and retinal vein occlusion.

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

The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements. As permitted under those rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted.  In the opinion of management, the unaudited interim financial statements reflect all adjustments necessary for the fair presentation of the Company’s financial information contained herein. All such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements.  These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2021, which are contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on February 28, 2022. The Company’s results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period.

Recent Developments

iVeena License Agreement

Effective June 9, 2022, the Company entered into an exclusive licensing agreement (iVeena License Agreement) with iVeena Delivery Systems, Inc. (iVeena) under which iVeena granted Glaukos a global exclusive license to iVeena’s proprietary technologies, including certain compositions that may be utilized in the treatment of keratoconus. Under the iVeena License Agreement, the Company has the exclusive global right to manufacture and commercialize products incorporating certain of iVeena’s owned or controlled technologies, including certain chemical compositions, for the treatment of keratoconus. Pursuant to the terms of the iVeena License Agreement, the Company made a one-time upfront payment to iVeena of $10.0 million, which is included in in-process research and development expenses within the condensed consolidated statement of operations. The Company accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business. The Company may have ongoing milestone and royalty payment obligations depending on the success of the development, approval and commercialization of the proprietary technologies.

Settlement of Patent Litigation

On September 14, 2021, the Company entered into a settlement agreement (Settlement Agreement) with Ivantis, Inc. (Ivantis), pursuant to which the Company and Ivantis agreed to terminate the patent infringement lawsuit the Company had filed against Ivantis on April 14, 2018 in the U.S. District Court for the Central District of California, Southern Division (the Lawsuit). Pursuant to the terms of the Settlement Agreement, Ivantis was required to pay the Company a cash payment of $60.0 million, $30.0 million of which was paid to the Company during the year ended December 31, 2021, and $30.0 million of which was received by the Company during the quarter ended March 31, 2022 and is included in litigation-related settlement as a reduction of operating expenses on the condensed consolidated statements of operations for the six months ended June 30, 2022.

Additionally, Ivantis began making quarterly royalty payments to the Company in the amount of 10% of Ivantis’ Hydrus Microstent U.S. sales and any international sales supplied out of the U.S. beginning in the fourth quarter of 2021 through April 26, 2025, subject to a per-unit minimum payment.

Note 2.  Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2022, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

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

The Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 reflect the Company’s estimates of the impact of the ongoing COVID-19 pandemic. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are uncertain, including the duration and severity of the COVID-19 outbreak, the severity and transmission rates of new and more contagious and/or vaccine-resistant variants of COVID-19, and the actions taken to contain it or treat COVID-19, including the availability, distribution, rate of public acceptance and efficacy of vaccines for COVID-19, as well as the economic impact on local, regional, national and international customers and markets. As a result, there may be changes to the Company’s estimates regarding the impact of COVID-19 in future periods.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that equate to the amount reported in the condensed consolidated statement of cash flows as of the beginning and end of the six months ended June 30, 2022 (in thousands):

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$102,553	$100,708
Restricted cash	9,128	9,416
Cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$111,681	$110,124

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

Note 3.  Balance Sheet Details

Short-term Investments

Short-term investments consisted of the following (in thousands):

	At June 30, 2022
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government bonds	less than 2	$76,778	$—	$(1,121)	$75,657
U.S. government agency bonds	less than 3	106,592	11	(2,510)	104,093
Bank certificates of deposit	less than 2	10,500	—	(34)	10,466
Corporate notes	less than 3	54,379	—	(1,066)	53,313
Asset-backed securities	less than 2	27,408	—	(273)	27,135
Municipal bonds	less than 3	18,446	—	(473)	17,973
Total		$294,103	$11	$(5,477)	$288,637

	At December 31, 2021
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	less than 3	123,803	8	(540)	123,271
U.S. government bonds	less than 1	$76,765	$—	$(240)	$76,525
Bank certificates of deposit	less than 1	12,500	1	(9)	12,492
Commercial paper	less than 1	2,998	—	(1)	2,997
Corporate notes	less than 3	55,178	37	(183)	55,032
Asset-backed securities	less than 2	23,761	44	(31)	23,774
Municipal bonds	less than 3	19,350	—	(98)	19,252
Total		$314,355	$90	$(1,102)	$313,343

As of June 30, 2022 and December 31, 2021, the total amortized cost basis of the Company’s impaired available-for-sale securities exceeded its fair value by $5.5 million and $1.0 million, respectively. Unrealized losses on these investments were primarily due to changes in interest rates. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, no allowance for credit losses was recognized as of June 30, 2022 or December 31, 2021.

Accounts Receivable, Net

Accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accounts receivable	$37,188	$34,805
Allowance for credit losses	(1,156)	(1,367)
	$36,032	$33,438

The Company’s allowance for credit losses represents management’s estimate of current expected credit losses and there were immaterial bad-debt write offs charged during the three and six months ended June 30, 2022.

Additionally, no customers accounted for more than 10% of net accounts receivable as of June 30, 2022 or December 31, 2021.

Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Finished goods	$12,840	$6,495
Work in process	4,918	7,010
Raw material	10,084	9,506
	$27,842	$23,011

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued bonuses	$9,481	$17,015
Accrued vacation benefits	4,631	4,196
Accrued Employee Stock Purchase Plan liability	3,959	2,419
Accrued payroll taxes	3,698	1,693
Other accrued liabilities	26,445	30,704
	$48,214	$56,027

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		At June 30, 2022
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds (i)	$25,069	$25,069	$-	$-
Available for sale securities:
U.S. government agency bonds (ii)	$104,093	$-	$104,093	$-
U.S. government bonds (ii)	75,657	-	75,657	-
Bank certificates of deposit (ii)	10,466	-	10,466	-
Corporate notes (ii)	53,313	-	53,313	-
Asset-backed securities (ii)	27,135	-	27,135	-
Municipal bonds (ii)	17,973	-	17,973	-
Investments held for deferred compensation plans	7,484	-	7,484	-
Total Assets	$321,190	$25,069	$296,121	$-
Liabilities
Deferred compensation plans	$7,462	$-	$7,462	$-
Total Liabilities	$7,462	$-	$7,462	$-

(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.

		At December 31, 2021
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets

Cash equivalents:
Money market funds (i)	$4,212	$4,212	$-	$-
Available for sale securities:
U.S. government agency bonds (ii)	$123,271	$-	$123,271	$-
U.S. government bonds (ii)	76,525	-	76,525	-
Bank certificates of deposit (ii)	12,492	-	12,492	-
Commercial paper (ii)	2,997	-	2,997	-
Corporate notes (ii)	55,032	-	55,032	-
Asset-backed securities (ii)	23,774	-	23,774	-
Municipal bonds (ii)	19,252	-	19,252	-
Investments held for deferred compensation plans	7,412		7,412	-
Total Assets	$324,967	$4,212	$320,755	$-
Liabilities
Deferred compensation plans	$7,302	$-	$7,302	$-
Total Liabilities	$7,302	$-	$7,302	$-
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of June 30, 2022 and December 31, 2021.

Convertible Senior Notes

As of June 30, 2022 and December 31, 2021, the fair value of the Company’s 2.75% convertible notes due 2027 (Convertible Notes) was $345.1 million and $341.8 million, respectively. The fair value was determined on the basis of the market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 9, Convertible Senior Notes for additional information.

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

The Company’s office building lease in Aliso Viejo, California (Aliso Facility) is one property containing three existing office buildings, comprising approximately 160,000 rentable square feet of space, which was accounted for as a finance lease. The term of the Aliso Facility commenced on April 1, 2019 for expense recognition and continues for thirteen years. The lease agreement contains an option to extend the lease for two additional five year periods at market rates. The Company relocated its corporate administrative headquarters, along with certain laboratory, research and development and warehouse space, to the Aliso Facility in the second quarter of 2022.

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

The Company terminated its lease in Waltham, Massachusetts pursuant to a termination agreement during the first quarter of 2022.

The Company’s remaining U.S.-based and foreign subsidiaries’ leased office space totals less than 14,000 square feet.

The following table presents the maturity of the Company’s operating and finance lease liabilities as of June 30, 2022:

Maturity of Lease Liabilities	Operating	Finance
(in thousands)	Leases (a)	Leases (b)
Remainder of 2022	$546	$—
2023	3,417	7,495
2024	3,334	5,184
2025	3,292	5,340
2026	3,362	5,500
2027	3,467	5,665
Thereafter	33,759	101,880
Total lease payments	$51,177	$131,064
Less: imputed interest	21,893	58,600
Total lease liabilities	$29,284	$72,464
(a)	Operating lease payments include $20.6 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Finance lease payments include $75.8 million related to options to extend lease terms that are reasonably certain of being exercised.

Note 6.   Intangible Assets and Goodwill

Intangible assets

For the three months ended June 30, 2022 and June 30, 2021, amortization expense related to finite-lived intangible assets was approximately $5.5 million and $0.7 million, respectively, recorded in cost of sales and selling, general and administrative expenses, in the condensed consolidated statement of operations. For the six months ended June 30, 2022 and June 30, 2021, amortization expense related to the above finite-lived intangible assets was approximately $11.0 million and $1.4 million, respectively, recorded in cost of sales and selling, general and administrative expenses, in the condensed consolidated statements of operations.

The Company evaluated its indefinite-lived intangible assets for impairment, including any considerations specific to the COVID-19 pandemic utilizing the methodology pursuant to the adoption of ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) and concluded there were no impairment indicators as of June 30, 2022.

Goodwill

The assessment of goodwill by reporting unit is performed annually, in the fourth quarter, or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on the Company’s reporting unit. Based on interim assessments, the Company did not identify any “triggering” events which would indicate an impairment of goodwill is more likely than not as of June 30, 2022.

The following table presents the composition of the Company’s intangible assets and goodwill (in thousands):

	Estimated	As of June 30, 2022			As of December 31, 2021
	Useful	Gross			Gross
	Life	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed technology	11.4	$252,200	(57,532)	194,668	252,200	(46,485)	205,715
Customer relationships	5.0	14,100	(7,343)	6,757	14,100	(5,934)	8,166
Intangible assets subject to amortization		266,300	(64,875)	201,425	266,300	(52,419)	213,881

In-process research and development	Indefinite	$118,900	—	118,900	118,900	—	118,900

Goodwill	Indefinite	$66,134	—	66,134	66,134	—	66,134

Total		$451,334	$(64,875)	$386,459	$451,334	$(52,419)	$398,915

As of June 30, 2022, expected amortization expense for unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Remainder of 2022	$12,456
2023	24,912
2024	24,619
2025	22,092
2026	22,092
Thereafter	95,254
Total amortization	$201,425

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

Revenue is recognized at an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services, and substantially all of the Company’s net sales for the three and six months ended June 30, 2022 are considered revenue from contracts with customers.

Disaggregation of Revenue

The Company’s revenues disaggregated by product category and geography for the three and six months ended June 30, 2022 and June 30, 2021 were as follows (in thousands):

	Three Months Ended
	June 30,
	United States		International		Total
	2022	2021	2022	2021	2022	2021

Glaucoma	$38,199	$46,313	$17,867	$16,411	$56,066	$62,724
Corneal Health	14,034	13,218	2,585	2,151	16,619	15,369
Total	$52,233	$59,531	$20,452	$18,562	$72,685	$78,093

	Six Months Ended
	June 30,
	United States		International		Total
	2022	2021	2022	2021	2022	2021

Glaucoma	$72,098	$86,202	$35,515	$30,221	$107,613	$116,423
Corneal Health	27,651	25,273	5,102	4,365	32,753	29,638
Total	$99,749	$111,475	$40,617	$34,586	$140,366	$146,061

Contract Balances

Contract Assets

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days for glaucoma and corneal health products, though extended payment terms on corneal health products may be offered. However, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of June 30, 2022 and December 31, 2021, all amounts included in accounts receivable, net on the condensed consolidated balance sheets are related to contracts with customers.

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

During the three and six months ended June 30, 2022 and June 30, 2021, the Company did not recognize any revenue related to material changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive were as follows (in common stock equivalent shares, in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Convertible senior notes	5,125	5,125	5,125	5,125
Stock options outstanding	2,483	3,391	2,371	3,545
Unvested restricted stock units	1,186	672	1,026	607
Employee stock purchase plan	18	15	23	16
	8,812	9,203	8,545	9,293

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

The Convertible Notes may be converted at the option of the holders at any time prior to the close of business on the business day immediately preceding March 15, 2027, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period immediately after any ten consecutive trading day period (the Measurement Period) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate in effect on each such trading day; (3) with respect to any Convertible Notes the Company calls for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date, even if the Convertible Notes are not otherwise convertible at such time; or (4) upon the occurrence of specified corporate events. On or after March 15, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture. As of June 30, 2022, none of the conditions allowing holders of the Convertible Notes to convert had been met.

Interest expense relating to the Convertible Notes in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 is summarized as follows (in thousands):

	Three months ended	Six Months Ended
	June 30,	June 30,
	2022	2022
Contractual interest expense	$1,977	$3,953
Amortization of debt issuance costs	343	687
Total interest expense	$2,320	$4,640

	Three months ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Contractual interest expense	$1,977	$3,953
Amortization of debt issuance costs	343	687
Total interest expense	$2,320	$4,640

The effective interest rate on the Convertible Notes for the three and six months ended June 30, 2022 was 3.2%.

As of June 30, 2022 and December 31, 2021, the Convertible Notes on the condensed consolidated balance sheets represented the carrying amount of the Convertible Notes, net of unamortized debt issuance costs, which are summarized as follows (in thousands):

	As of	As of
	June 30,	December 31,
	2022	2021
Convertible Notes	$287,500	$287,500
Less: Unamortized debt issuance costs	(6,787)	(7,474)
Carrying amount of Convertible Notes	$280,713	$280,026

Note 10.  Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation related to stock options and RSUs in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of sales	$520	$452	$927	$872
Selling, general and administrative	7,570	5,898	12,256	12,392
Research and development	2,449	1,634	4,279	3,468
Total	$10,539	$7,984	$17,462	$16,732

At June 30, 2022, the total unamortized stock-based compensation expense was approximately $75.9 million, of which $9.4 million was attributable to stock options and is to be recognized over the stock options’ remaining vesting terms of approximately 4.0 years (2.3 years on a weighted average basis). The remaining $66.5 million was attributable to RSUs and is to be recognized over the RSUs’ vesting terms of approximately 4.0 years (3.0 years on a weighted-average basis).

The total stock-based compensation cost capitalized in inventory was not material for the three and six month periods ended June 30, 2022 and June 30, 2021.

Note 11.  Income Taxes

The provision for income taxes is determined using an effective tax rate. For the three and six months ended June 30, 2022, the Company’s estimated effective tax rate of 0.23% and (0.55)%, respectively, was lower than the U.S. federal statutory rate primarily due to the generation of U.S. NOL carryforwards partially offset by a valuation allowance, the recognition of benefit for the utilization of R&D tax credits, as well as state and foreign income taxes. The effective tax rate may be subject to fluctuations during the year as new information is obtained that may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of NOL carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. For the three and six months ended June 30, 2022, the Company recorded a (benefit)/provision for income taxes of $(0.1) million and $0.2 million, respectively, which was primarily comprised of current state and foreign income tax expense and deferred federal and state income tax benefits. For the three and six months ended June 30, 2021, the Company recorded a provision for income taxes of $0.2 million and $0.5 million, respectively, which was primarily comprised of state and foreign income taxes.

Additionally, the Company follows an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. As of June 30, 2022 and December 31, 2021, the Company had gross unrecognized tax benefits of $26.9 million and $25.8 million, respectively.

Note 12.  Commitments and Contingencies

Secured Letters of Credit

The Company has a letter of credit in the amount of $8.8 million that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account of approximately $8.8 million as of June 30, 2022 and December 31, 2021. Beginning as of the first day of the thirty-seventh month of the lease term, and on each twelve month anniversary thereafter, the letter of credit may be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

The Company has one other irrevocable standby letters of credit secured with approximately $0.3 million of cash in a restricted account related to its office lease agreements.

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the UC Agreement) with the Regents of the University of California (the University) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the University a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the UC Agreement, Glaukos agreed to pay to the University a low single-digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $0.5 million. This ongoing product payment obligation will change as patent coverage on certain products begins to lapse, and will terminate entirely on the date the last of the Patent Rights expires, which is currently expected to be in the fourth quarter of 2022. For the three months ended June 30, 2022 and June 30, 2021, the Company recorded approximately $0.7 million and $1.2 million, respectively, in cost of sales in connection with the product payment. For the six months ended June 30, 2022 and June 30, 2021, the Company recorded approximately $1.6 million and $2.1 million, respectively, in cost of sales in connection with the product payment.

Executive Deferred Compensation Plan

Pursuant to the Company’s Deferred Compensation Plan, eligible senior level employees are permitted to make elective deferrals of compensation to which he or she will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of COLIs. The fair value of the Deferred Compensation Plan liability, included in other liabilities on the condensed consolidated balance sheets, was approximately $7.5 million and $7.3 million as of June 30, 2022 and December 31, 2021, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the condensed consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $7.6 million and $7.4 million as of June 30, 2022 and December 31, 2021, respectively.

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

Overview

We are an ophthalmic medical technology and pharmaceutical company focused on developing novel therapies for the treatment of glaucoma, corneal disorders, and retinal disease. We first developed Micro-Invasive Glaucoma Surgery (MIGS) as an alternative to the traditional glaucoma treatment paradigm, launching our first MIGS device commercially in 2012, and continue to develop a portfolio of technologically distinct and leverageable platforms to support ongoing pharmaceutical and medical device innovations. Products or product candidates for each of these platforms are designed to advance the standard of care through better treatment options across the areas of glaucoma, corneal disorders such as keratoconus, dry eye and refractive vision correction, and retinal diseases such as neovascular age-related macular degeneration (AMD), diabetic macular edema (DME), and retinal vein occlusion (RVO).

Impact of COVID-19 Pandemic and Macroeconomic Environment

While the COVID-19 pandemic and subsequent economic slowdown materially impacted the global demand for our products, we have seen a general return toward more normalized levels for cataract and keratoconus procedures, with periodic volatility in certain geographies in which we operate, through June 30, 2022. While vaccines have become widely available in certain countries, and businesses and economies have reopened, the status of global economic recovery remains uncertain and unpredictable and will continue to be impacted by developments in the pandemic including any subsequent waves of outbreak or new variant strains of the COVID-19 virus which may require re-closures or other preventative measures. The COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, which may present risks for the Company’s strategy, operations, talent recruiting and retention, and workplace culture. Additionally, the COVID-19 pandemic has led to widespread staffing shortages, including in ambulatory surgery centers, which has and may continue to impact elective procedures. Further, the U.S. and global financial markets have recently experienced volatility, which has led to disruptions to commerce and pricing stability, impacting foreign exchange rates and causing inflation globally. It is uncertain what the long-term impact of these economic pressures may have on our business.

Additionally, some of our vendors are continuing to experience supply challenges, both in the acquisition of raw materials as well as due to labor shortages and disruption. As a result of these supply chain challenges and due to current inflationary pressures, we have experienced higher costs for certain components and raw materials. We expect these supply challenges may continue for the remainder of 2022. These challenges have led to longer lead times for, and delays and partial or unfulfilled deliveries of certain components needed for the manufacture of our products, in some cases requiring us to find second sources for materials. If these delays and partial or unfulfilled deliveries persist, they could impact our ability to ship some of our products to our customers, or bring some of our pipeline products to market, in a timely manner.

For additional information, see the section titled Risks Related to Our Business within Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Financial Overview

The most important financial indicators that we use to assess our business are net sales, gross margin, operating expenses, and cash on hand.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Net sales	$72,685	$78,093	$140,366	$146,061
Gross margin	75%	77%	75%	76%
Operating expenses	$91,612	$74,556	$132,438	$137,696

	June 30,	December 31,
	2022	2021
Cash, cash equivalents, short-term investments and restricted cash	$400,318	$423,467

Please see Results of Operations and Liquidity and Capital Resources below for a detailed discussion of each of the above items, including an analysis of the fluctuations in such items year-over-year.

We incurred net losses for the three months ended June 30, 2022 and June 30, 2021 of $45.5 million and $17.5 million, respectively. We incurred net losses for the six months ended June 30, 2022 and June 30, 2021 of $40.2 million and $34.0 million, respectively. As of June 30, 2022, we had an accumulated deficit of $405.4 million.

Recent Developments

iStent infinite

On August 2, 2022, we received 510(k) clearance from the U.S. Food & Drug Administration (FDA) of the iStent infinite product, an implantable device intended to reduce the intraocular pressure of the eye. It is indicated for use in adult patients with primary open-angle glaucoma in whom previous medical and surgical treatment has failed. We plan on a commercial launch of this product in the second half of 2022.

iVeena Exclusive License Agreement

Effective June 9, 2022, we entered into an Exclusive License Agreement (iVeena License Agreement) with iVeena Delivery Systems, Inc. (iVeena), pursuant to which iVeena granted us an exclusive, worldwide license to manufacture and sell products incorporating certain of iVeena’s owned or controlled technologies, including certain chemical compositions, that may be utilized for the treatment of keratoconus. Pursuant to the terms of the License Agreement, we made a one-time upfront payment to iVeena of $10.0 million. We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business. We may have ongoing milestone and royalty payment obligations depending on the success of the development, approval and commercialization of the proprietary technologies.

U.S. reimbursement rates

In July 2022, CMS published its proposed 2023 Medicare physician fee and facility fee payment rates (2023 Proposed Rules), which did not materially modify the established 2022 Final Rules, including the facility fee payment rates, in both hospital and ambulatory surgery center settings, for standalone insertion of an aqueous drainage device, such as our iStent infinite product.

U.S. PRESERFLO® Microshunt®

On April 14, 2022, the U.S. Food & Drug Administration (FDA) completed its review for the PRESERFLO® MicroShunt® (Preserflo Microshunt) Pre-Market Approval submission and notified InnFocus, Inc, a Santen company of a Non-Approvable determination. We are the exclusive licensee of the Preserflo MicroShunt in the U.S. and we are evaluating alternate regulatory pathways for approval.

Factors Affecting Our Performance

The United States (U.S.) Centers for Medicare & Medicaid Services (CMS) final rules for 2022 Medicare physician fee payment rates and 2022 Medicare facility fee payment rates for services furnished in both the ambulatory surgery center and hospital outpatient settings (Final Rules) took effect January 1, 2022. Compared to the reimbursement rates in effect for 2021, the Final Rules contained a significantly lower physician fee related to the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery. Conversely, the facility fee schedule related to surgeries that include implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, slightly decreased reimbursements to an ambulatory surgery center and increased reimbursements to a hospital. We estimate that approximately 80% of procedures utilizing our trabecular micro-bypass technologies in the U.S. are performed in the ambulatory surgery center setting and the remaining estimated 20% of procedures are performed in the hospital. The reduction of the physician fee had an impact on procedural iStent family product volumes in the first two quarters of 2022, in conjunction with cataract surgery, which we expect will continue for the remainder of 2022, affecting our U.S. combo-cataract Glaucoma revenues, gross profit, and net loss, the full extent of which is not known at this time.

We expect our results of operations for the remainder of 2022 and our near-term performance to reflect increasing competitive dynamics, the impact of the reduced physician fee reimbursement rates contained in the CMS final rules and the continuing disruption resulting from COVID-19 and the macroeconomic environment, each as discussed above, the full effects of which are difficult to predict at this time. In addition to the foregoing factors, our operations to date have been, and we believe our future growth will be, impacted by the following:

●	the rate at which we expand our global sales and marketing infrastructure, and the speed at which we can continue increasing awareness of our products to patients and physicians;
●	our ability to timely satisfy the requirements set by regulatory authorities for approval of new products and approved indications for use;
●	future coverage and reimbursement rates set by CMS, third-party payors and foreign regulatory authorities for the procedures using our products, as well as uncertainty associated therewith;
●	our industry is highly competitive and subject to rapid and profound technological, market and product-related changes. Our success depends, in part, upon our ability to maintain a competitive position in the development of new products for the treatment of chronic eye diseases;
●	publications of clinical results by us, our competitors and other third parties can have a significant influence on whether, and the degree to which, our products are used by physicians and the procedures and treatments those physicians choose to administer to their patients;
●	the physicians who use our products may not perform procedures during certain times of the year, due to seasonality patterns typical for certain of our procedures, or when they are away from their practices for various reasons;
●	our ability to realize commercialized products from the licensing and distribution arrangements and other partnerships into which we have entered and will in the future enter; and
●	the impact of fluctuations in foreign currency exchange rates, as most of our sales internationally are denominated in the local currency of the country in which we sell our products.

Further, we have made and expect to continue to make significant investments in our global sales force, marketing programs, research and development (R&D) activities, clinical studies, and general and administrative infrastructure. FDA-approved investigational device exemption (IDE) or investigational new drug (IND) studies and new product development programs in our industry are expensive. Our operating expenses have increased significantly following our acquisition of Avedro, and we have also incurred additional construction costs related to our new facility in Aliso Viejo, California (Aliso Facility), as well as expansions of our existing facilities in San Clemente, California and Burlington, Massachusetts.

Although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations in the future.

Components of Results of Operations

Net Sales

We currently operate in one reportable segment and net sales are generated primarily from sales of iStent products and sales of Photrexa and other associated drug formulations, as well as our proprietary bioactivation systems, to customers, and royalty income. Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services.

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

While net sales may increase as we expand our global sales and marketing infrastructure and continue to increase awareness of our products by expanding our sales base and increasing our marketing efforts, historically our net sales within a fiscal year have been impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year. However, we did not experience the same seasonality pattern in 2021 due in part to the COVID-19 pandemic and its effect on our commercial performance may continue into future reporting periods. We also believe the 2022 CMS physician fee and facility fee rate decreases, which were finalized in the fourth quarter of 2021, have disrupted traditional customer ordering patterns and have resulted in our customers’ trialing of competitive products, causing reduced U.S. Glaucoma sales volumes during the first two quarters of 2022. Additionally, unfavorable foreign exchange rates and global COVID dynamics in certain geographies in which we operate have negatively impacted our sales during the six months ended June 30, 2022. Also, for several years we had commercialized our products in the U.S. with few or no direct competitors. Other products have now become available in the U.S. and globally, or are in development by third parties, that have entered or could enter the market and which may affect adoption of or demand for our products. These other products could achieve greater commercial acceptance or demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our products, which could adversely impact our net sales.

Cost of Sales

Cost of sales reflects the aggregate costs to manufacture our products and includes raw material costs, labor costs, manufacturing overhead expenses and the effect of changes in the balance of reserves for excess and obsolete inventory.

We manufacture our iStent products at our facility in San Clemente, California using components manufactured by third parties. We manufacture our KXL systems at our manufacturing facilities in Burlington, Massachusetts and we contract with third-party manufacturers in the U.S. and Germany to produce our Photrexa and other associated drug formulations. We currently intend to maintain our manufacturing facilities at our San Clemente and Burlington locations for the foreseeable future.

Due to the relatively low production volumes of our iStent products and our KXL systems compared to our potential capacity for those products, a significant portion of our per unit costs is comprised of manufacturing overhead expenses. These expenses include quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management.

Cost of sales includes a charge equal to a low single-digit percentage of worldwide net sales of certain current and future products, including our iStent products, with a required minimum annual payment of $0.5 million, which amount became payable to the Regents of the University of California (the University) in connection with our December 2014 agreement with the University related to a group of our U.S. patents (the Patent Rights). This ongoing product payment obligation will change as patent coverage on certain products begin to lapse and will terminate entirely on the date the last of the Patent Rights expires, which is currently expected to be in the fourth quarter of 2022.

Cost of sales has included amortization of the $252.2 million developed technology intangible assets. For each of the three and six months ended June 30, 2022 and June 30, 2021, the amortization expense was $5.5 million and $11.0 million, respectively.

Our future gross profit as a percentage of net sales, or gross margin, will be impacted by numerous factors including commencement of sales of products in our pipeline, or any other future products, which may have higher product costs. Our gross margin will also be affected by manufacturing or supply chain inefficiencies that we may experience as we attempt to manufacture our products on a larger scale, manufacture new products and change our manufacturing capacity or output. Additionally, our gross margin will continue to be affected by royalty expenses on current or future products associated with various licensing agreements. Our gross margin in future periods may also be impacted by other factors adversely affecting our net sales in future periods, including the impact of the COVID-19 pandemic and any related supply chain issues, the current macroeconomic environment, including inflationary pressures and the resulting increase in costs, and the impact of the reductions on payment rates for certain of our products and related services as a result of the CMS Final Rules.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses primarily consist of personnel-related expenses, including salaries, sales commissions, bonuses, fringe benefits and stock-based compensation for our executive, financial, marketing, sales, and administrative functions. Other significant SG&A expenses include marketing programs; advertising; post-approval clinical studies; conferences and congresses; travel expenses; costs associated with obtaining and maintaining our patent portfolio; professional fees for accounting, auditing, consulting and legal services; costs associated with our global enterprise systems; and allocated facility expenses.

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

Research and Development

Our R&D activities primarily consist of new product development projects, pre-clinical studies, IDE and IND studies, and other clinical trials. Our R&D expenses primarily consist of personnel-related expenses, including salaries, fringe benefits and stock-based compensation for our R&D employees; research materials; supplies and services; in-licenses, including event-based milestones; and the costs of conducting clinical studies, which include payments to investigational sites and investigators, clinical research organizations, consultants, and other outside technical services and the costs of materials, supplies and travel. We expense R&D costs as incurred. We expect our R&D expenses to continue to increase as we initiate and advance our development programs, including our expanding surgical, pharmaceutical and intraocular sensor development efforts and clinical trials across glaucoma, retinal disease and corneal health.

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

In-process Research and Development

Our in-process research and development (IPR&D) expenses relate to our exclusive licensing agreement with iVeena and the amendment of our exclusive licensing agreement with Intratus, Inc. Upfront payments of $10.0 million and $5.0 million were made in connection with each of these agreements, respectively, and were expensed to IPR&D as management determined there were no alternative future uses for the technology acquired.

Litigation-related Settlement

Pursuant to the terms of a settlement agreement dated September 14, 2021, Ivantis, Inc. paid us $30.0 million in the quarter ended March 31, 2022. The $30.0 million cash payment received during the quarter ended March 31, 2022 is included in litigation-related settlement as a reduction of operating expenses on the condensed consolidated statements of operations for the six months ended June 30, 2022.

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

Income Taxes

Our tax provision is comprised of state and foreign income taxes. Our net deferred tax liability of $7.3 million at June 30, 2022 represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets. We continue to provide a full valuation allowance against our other net deferred tax assets.

We record reserves for uncertain tax positions where we believe the ability to sustain the tax position does not reach the more likely than not threshold.

Results of Operations

Comparison of Three Months Ended June 30, 2022 and June 30, 2021 (in thousands):

	Three Months Ended
	June 30,		% Increase
(dollars in thousands)	2022	2021	(decrease)
Statements of operations data:
Net sales	$72,685	$78,093	(7)%
Cost of sales	17,833	17,759	-%
Gross profit	54,852	60,334	(9)%
Operating expenses:
Selling, general and administrative	49,900	45,300	10%
Research and development	31,712	24,256	31%
In-process research and development	10,000	5,000	100%
Total operating expenses	91,612	74,556	23%
Loss from operations	(36,760)	(14,222)	158%
Total non-operating expense, net	(8,881)	(3,052)	191%
Income tax (benefit) provision	(105)	208	NM
Net loss	$(45,536)	$(17,482)	160%

NM = Not Meaningful

Net Sales

Net sales for the three months ended June 30, 2022 and June 30, 2021 were $72.7 million and $78.1 million, respectively.

Net sales of glaucoma products in the United States were $38.2 million and $46.3 million for the three months ended June 30, 2022 and June 30, 2021, respectively, decreasing by 18% . This decrease is primarily due to lower volumes caused by the reduced CMS physician fee that was implemented on January 1, 2022, which has disrupted traditional customer ordering patterns and has resulted in our customers’ trialing of competitive products. Additionally, sales in the second quarter 2021 were positively impacted by abnormally high demand for cataract and glaucoma procedures following the rollout of the COVID-19 vaccines and increasing normalized economic and operating conditions within certain markets in which we operated at that time.

International sales of glaucoma products for the three months ended June 30, 2022 and June 30, 2021 were $17.9 million and $16.4 million, respectively, increasing by 9%. The increase in international sales reflects broad-based growing demand in many key international markets for combined cataract and glaucoma procedures during the quarter ended June 30, 2022 as compared to the quarter ended June 30, 2021, partially offset by unfavorable foreign exchange rates.

Net sales of corneal health products were $16.6 million and $15.4 million for the quarter ended June 30, 2022 and June 30, 2021, respectively, increasing by 8%.

Of the $1.2 million increase in net sales generated by our corneal health products, $0.8 million related to U.S. sales using direct sales operations, which was comprised of an increase of $0.9 million of Photrexa net sales partially offset by reductions of $0.1 million in U.S. capital equipment sales. Additionally, U.S. corneal health sales for the quarter ended June 30, 2022 were positively impacted by higher realized average sales prices of Photrexa. Our international corneal health sales increased $0.4 million, in locations where we utilize distributors given we do not have a direct commercial presence, due to increased demand in the second quarter 2022 in certain geographies in which we operate.

Cost of Sales

Cost of sales for each of the three months ended June 30, 2022 and June 30, 2021 were $17.8 million. Our gross margin was 75% for the three months ended June 30, 2022 and 77% for the three months ended June 30, 2021. This slight variance from the prior year period resulted primarily from an increase in the product mix of modestly lower margin products of international market sales.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended June 30, 2022 and June 30, 2021 were $49.9 million and $45.3 million, respectively, reflecting an increase of approximately $4.6 million or 10%.

We incurred approximately $31.9 million of costs associated with commercial personnel and discretionary spending during the three months ended June 30, 2022 as compared to $27.8 million during the three months ended June 30, 2021, with the increase primarily due to compensation and related employee expenses associated with our sales infrastructure in glaucoma and corneal health, along with increased travel, meetings and accompanying costs as business activities have reopened and expanded over the course of the last twelve months. We also incurred approximately $18.0 million of costs associated with general and administrative personnel and discretionary spending during the three months ended June 30, 2022 as compared to $17.5 million during the three months ended June 30, 2021, associated with our ongoing administrative functions and amortization of our right-of-use asset related to our long-term lease for the Aliso Facility.

Research and Development Expenses

R&D expenses for the three months ended June 30, 2022 and June 30, 2021 were $31.7 million and $24.3 million, respectively, reflecting an increase of $7.5 million or 31%. The increase in R&D expenses relates to compensation and related employee expenses associated with our growing R&D organization and increased facilities allocation costs to R&D given our new facility in Aliso Viejo.

During the three months ended June 30, 2022, we incurred $20.1 million in core R&D expenses and $11.6 million in clinical expenses, comprised of $16.2 million in compensation and related employee expenses with the remaining $15.5 million spent on the continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (often referred to as “epi-on”), iDose and our earlier stage programs for dry eye, presbyopia, retina and other therapeutic investments. For the three months ended June 30, 2021, we incurred $16.0 million in core R&D expenses and $8.3 million in clinical expenses, comprised of $12.3 million in compensation and related employee expenses with the remaining $12.0 million spent on the abovementioned programs.

In-process Research and Development Expenses

IPR&D expenses for the three months ended June 30, 2022 related to the upfront payment of $10.0 million related to the exclusive licensing agreement with iVeena. IPR&D expenses for the three months ended June 30, 2021 related to the upfront payment of $5.0 million related to the amendment of our exclusive licensing agreement with Intratus, Inc.

Non-Operating Expense, Net

We had non-operating expense, net of $8.9 million and $3.1 million for the three months ended June 30, 2022 and June 30, 2021, respectively. The $5.8 million increase primarily relates to recognition of unrealized foreign currency losses due to higher intercompany loan balances denominated in, and impacted by, unfavorable changes in foreign currency exchange rates. Non-operating expense, net also includes interest expense recognized related to the Convertible Notes and to the finance lease for our Aliso Facility.

Income Tax Provision

Our effective tax rate for the second quarter of 2022 was 0.23%. For the three months ended June 30, 2022 and June 30, 2021, we recorded a (benefit)/provision for income taxes of $(0.1) million and $0.2 million, respectively, which were primarily comprised of current state and foreign income tax expense and deferred federal and state income tax benefits for the second quarter of 2022, and state and foreign income taxes for the second quarter of 2021.

Comparison of Six Months Ended June 30, 2022 and June 30, 2021 (in thousands):

	Six Months Ended
	June 30,		% Increase
(dollars in thousands)	2022	2021	(decrease)
Statements of operations data:
Net sales	$140,366	$146,061	(4)%
Cost of sales	34,896	34,392	1%
Gross profit	105,470	111,669	(6)%
Operating expenses:
Selling, general and administrative	93,849	87,221	8%
Research and development	58,589	45,475	29%
In-process research and development	10,000	5,000	100%
Litigation-related settlement	(30,000)	-	NM
Total operating expenses	132,438	137,696	(4)%
Loss from operations	(26,968)	(26,027)	4%
Total non-operating expense, net	(12,970)	(7,437)	74%
Income tax provision	221	487	(55)%
Net loss	$(40,159)	$(33,951)	18%

Net Sales

Net sales for the six months ended June 30, 2022 and June 30, 2021 were $140.4 million and $146.1 million, respectively.

Net sales of glaucoma products in the United States were $72.1 million and $86.2 million for the six months ended June 30, 2022 and June 30, 2021, respectively, decreasing by 16%. This decrease is primarily due to lower volumes caused by the reduced CMS physician fee that was implemented on January 1, 2022, which has disrupted traditional customer ordering patterns and has resulted in our customers’ trialing of competitive products. Additionally, sales in the second quarter 2021 were positively impacted by abnormally high demand for cataract and glaucoma procedures following the rollout of the COVID-19 vaccines and increasing normalized economic and operating conditions within certain markets in which we operated at that time.

International sales of glaucoma products for the six months ended June 30, 2022 and June 30, 2021 were $35.5 million and $30.2 million, respectively, increasing by 18%. The increase in international sales reflects growing demand in many key international markets for combined cataract and glaucoma procedures during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, partially offset by unfavorable foreign exchange rates.

Net sales of corneal health products were $32.8 million and $29.6 million for the quarter ended June 30, 2022 and June 30, 2021, respectively, increasing by 11%.

Of the $3.1 million increase in net sales generated by our corneal health products, $2.4 million related to U.S. sales using direct sales operations, which was comprised of an increase of $2.6 million of Photrexa net sales offset by reductions of $0.2 million in U.S. capital equipment sales. Additionally, U.S. corneal health sales for the six months ended June 30, 2022 were positively impacted by higher realized average sales prices of Photrexa. Our international corneal health sales increased $0.7 million, in locations where we utilize distributors given we do not have a direct commercial presence, due to increased demand in the six months ended June 30, 2022 in certain geographies in which we operate.

Cost of Sales

Cost of sales for the six months ended June 30, 2022 and June 30, 2021 were $34.9 million and $34.3 million, respectively, reflecting an increase of $0.5 million. Our gross margin was 75% for the six months ended June 30, 2022 and 76% for the six months ended June 30, 2021. This slight variance from the prior year period resulted primarily from an increase in the product mix of modestly lower margin products of international market sales.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended June 30, 2022 and June 30, 2021 were $93.8 million and $87.2 million, respectively, reflecting an increase of approximately $6.6 million or 8%.

We incurred approximately $62.2 million of costs associated with commercial personnel and discretionary spending during the six months ended June 30, 2022 as compared to $54.5 million during the six months ended June 30, 2021, with the increase primarily due to compensation and related employee expenses associated with our sales infrastructure in glaucoma and corneal health, along with increased travel, meetings and accompanying costs as business activities have reopened and expanded over the course of the last twelve months. We also incurred approximately $31.6 million of costs associated with general and administrative personnel and discretionary spending during the six months ended June 30, 2022 as compared to $32.7 million during the six months ended June 30, 2021, associated with our ongoing administrative functions and amortization of our right-of-use asset related to our long-term lease for the Aliso Facility.

Research and Development Expenses

R&D expenses for the six months ended June 30, 2022 and June 30, 2021 were $58.6 million and $45.5 million, respectively, reflecting an increase of $13.1 million or 29%.

During the six months ended June 30, 2022, we incurred $36.5 million in core R&D expenses and $22.1 million in clinical expenses, comprised of $30.3 million in compensation and related employee expenses with the remaining $28.3 million spent on the continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (often referred to as “epi-on”), iDose and our earlier stage programs for dry eye, presbyopia, retina and other therapeutic investments. For the six months ended June 30, 2021, we incurred $29.8 million in core R&D expenses and $15.7 million in clinical expenses, comprised of $23.8 million in compensation and related employee expenses with the remaining $21.7 million spent on the abovementioned programs. The increase in R&D expenses relates to compensation and related employee expenses related to our growing R&D organization and increased facilities allocation costs to R&D given our new facility in Aliso Viejo.

In-process Research and Development Expenses

IPR&D expenses for the six months ended June 30, 2022 were payment of the upfront fee of $10.0 million related to the exclusive licensing agreement with iVeena. IPR&D expenses for the six months ended June 30, 2021 were payment of the upfront fee of $5.0 million related to the amendment of our exclusive licensing agreement with Intratus, Inc.

Litigation-related Settlement

The $30.0 million cash payment from the Settlement Agreement received during the six months ended June 30, 2022 is included in litigation-related settlement as a reduction of operating expenses on the condensed consolidated statements of operations.

Non-Operating Expense, Net

We had non-operating expense, net of $13.0 million and $7.4 million for the six months ended June 30, 2022 and June 30, 2021, respectively. The $5.6 million increase primarily relates to recognition of unrealized foreign currency losses due to higher intercompany loan balances denominated in, and impacted by, unfavorable changes in foreign currency exchange rates. Non-operating expense, net also includes interest expense recognized related to the Convertible Notes and to the finance lease for our Aliso Facility

Income Tax Provision

Our effective tax rate for the six months ended June 30, 2022 was (0.55)%. For the six months ended June 30, 2022 and June 30, 2021, we recorded a provision for income taxes of $0.2 million and $0.5 million, respectively, which were primarily comprised of current state and foreign income tax expense and deferred federal and state income tax benefits for the first and second quarter of 2022, and state and foreign income taxes for the first and second quarter of 2021.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, and cash generated from operating, financing and investing activities. Our primary uses of cash have been for selling and marketing activities, research and development programs, and capital expenditures.

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$102,553	$100,708
Short-term investments	288,637	313,343
Accounts receivable, net	36,032	33,438
Inventory	27,842	23,011
Accounts payable	21,294	7,333
Accrued liabilities	48,214	56,027
Working capital (1)	401,589	422,766
(1)	Working capital consists of total current assets less total current liabilities.

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

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

Our cash, cash equivalents and short-term investments totaled approximately $391.2 million and our restricted cash totaled approximately $9.1 million as of June 30, 2022.

Senior Convertible Notes

Our Convertible Notes may be converted at the option of the holders at the times and under the circumstances and at the conversion rate described in Note 9. Convertible Senior Notes of the notes to our condensed consolidated financial statements. As of June 30, 2022, none of the conditions allowing holders of the Convertible Notes to convert had been met. These conditions are measured each quarter. For example, if our trading price remains above 130% of the conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, June 30, 2022, holders of the Convertible Notes would have the right to convert their Convertible Notes during the calendar quarter beginning July 1, 2022. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. Settling all or a portion of the conversion obligation in cash could adversely affect our liquidity. In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

We may seek to obtain additional financing in the future through other debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all and although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations.

Short-term Liquidity Requirements

Our short-term liquidity requirements primarily consist of regular operating costs, interest payments related to our senior convertible notes, funding R&D projects, capital expenditures as we continue the development of our facilities and office spaces, operating and financing lease obligations and other firm purchase commitments. As of June 30, 2022, we had net working capital of $401.6 million, which indicates that our current assets are more than enough to cover our short-term liabilities.

Long-term Liquidity Requirements

Our long-term liquidity requirements primarily consist of interest and principal payments related to our Convertible Notes, capital expenditures for the development of our manufacturing facilities and office spaces, and long-term material cash requirements as described below. As demand grows for our products, we will continue to expand global operations to meet demand through investments in our manufacturing capabilities.

Cash Flows

Our historical cash outflows have primarily been associated with cash used for operating activities such as the expansion of our sales, marketing and R&D activities; purchase of and growth in inventory and other working capital needs; the acquisition of intellectual property; and expenditures related to equipment and improvements used to increase our manufacturing capacity and improve our manufacturing efficiency and for overall facility expansion.

The following table is a condensed summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(2,432)	$11,569
Investing activities	3,733	(23,297)
Financing activities	1,516	33,776
Exchange rate changes	(1,260)	(498)
Net increase in cash, cash equivalents and restricted cash	$1,557	$21,550

At June 30, 2022, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the six months ended June 30, 2022, our operating activities used $2.4 million in net cash and in the six months ended June 30, 2021 our operating activities provided $11.6 million of net cash.

For the six months ended June 30, 2022, our net cash used in operating activities reflected our net loss of $40.2 million, adjusted for non-cash items of $38.6 million, primarily consisting of stock-based compensation expense of $17.5 million, depreciation of $3.0 million, amortization of intangible assets of $12.5 million, and amortization of lease right-of-use assets of $2.3 million. Additionally, changes in operating assets and liabilities were $0.8 million, which resulted primarily from increases in accounts receivable of $3.3 million, an increase in inventory of $5.2 million, and an increase in prepaid expenses and other current assets of $0.6 million, as well as an increase in other assets of $0.2 million, partially offset by increases in accounts payable and accrued liabilities of $8.4 million.

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

Investing Activities

In the six months ended June 30, 2022 our investing activities provided $3.7 million of net cash and for the six months ended and June 30, 2021, our investing activities used $23.3 million of net cash.

For the six months ended June 30, 2022, we used cash of approximately $36.9 million for purchases of short-term investments, approximately $16.0 million for purchases of property and equipment, primarily related to our Aliso Facility, and we received cash of approximately $56.7 million from sales and maturities of short-term investments.

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

We expect to continue our increased levels of capital expenditures over the remainder of the year as we continue expansion of our manufacturing capacity for current and new products, improve our manufacturing efficiency and for overall facility expansion.

Financing Activities

In the six months ended June 30, 2022 and June 30, 2021, our financing activities provided $1.5 million and $33.8 million of net cash, respectively.

For the six months ended June 30, 2022, we received $3.7 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan and used $2.0 million for payment of employee taxes related to restricted stock unit vesting.

For the six months ended June 30, 2021, we received $24.4 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan and used $2.8 million for payment of employee taxes related to restricted stock unit vesting. Additionally, we received $12.7 million in proceeds from our tenant improvement allowances for our Aliso Facility and paid $0.5 million in principal on our finance lease.

Material Cash Requirements

There have been no material changes to our material cash requirements as of June 30, 2022 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

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

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022. There have been no material changes to our critical accounting policies and estimates as disclosed therein, during the six months ended June 30, 2022, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our second fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item IA of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, which was filed with the SEC on May 5, 2022. These risks and uncertainties are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other than with respect to risks relating to reimbursement for our products, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, which was filed with the SEC on May 5, 2022.

Risks Related to Our Business

The reduced reimbursement rates established by CMS for 2022 have, and may continue to, materially and adversely impact our business operations and financial results.

As described in Item 1, Business, “Recent Developments – 2022 reimbursement rates” contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022, the United States (U.S.) Centers for Medicare & Medicaid Services’ (CMS’) Final Rules for 2022 impose a new, significantly lower physician fee and a slightly reduced facility fee related to the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, furnished in the ambulatory surgery center setting. We believe these CMS physician fee and facility fee rate decreases disrupted traditional customer ordering patterns and have resulted in our customers’ trialing of competitive products, causing reduced glaucoma sales volumes in the U.S. during our first two quarters of 2022. We expect the reduction of the physician fee will continue to have an adverse impact on procedural iStent family product volumes, in conjunction with cataract surgery, in 2022, as well as on our U.S. combo-cataract glaucoma revenues, gross profit, and net income, the full extent of which is not known at this time.

Additionally, the Final Rules established facility fee payment rates for the procedure that hospitals and ambulatory surgery centers will use with Glaukos’ iStent infinite product, which received 510(k) clearance from the U.S. Food and Drug Administration (FDA) on August 2, 2022, that were lower than anticipated. These rates were not significantly modified in the 2023 Proposed Rules. The physician fee payment rate for this procedure will be set by the multi-state, regional contractors, or Medicare Administrative Contractors (MACs), responsible for administering Medicare claims, and is unknown at this time. This physician fee payment rate, alone or in combination with the standalone facility fee payment rate, may result in inadequate reimbursement and impact the use of this product, and our net sales.

The COVID-19 pandemic has adversely affected, and could continue to materially and adversely affect, our business, results of operations, financial condition, liquidity, and cash flows.

COVID-19 and its resulting variant viruses have had, and we expect them to continue to have, an adverse effect on our business, results of operations, financial condition, liquidity and cash flows, although we are unable to predict the extent or nature of these impacts at this time.

Throughout the course of the COVID-19 pandemic, we have adopted various strategies to protect our employees and adhere to the guidance and orders of various governmental authorities, such as remote working, masking, testing and social distancing requirements. Our efforts to return to a more normalized work environment may not be acceptable or desirable to some employees, which could lead to increased turnover that could negatively impact the Company’s talent recruiting and retention and workplace culture, and be disruptive to our business and adversely impact our financial and operational results. Additionally, we have experienced a number of COVID-19 cases among our workforce, and we could experience a wider-spread outbreak of COVID-19 in our manufacturing facilities, which could require us to temporarily shut down manufacturing operations and/or cause a disruption to, or shortage in, our workforce. If a widespread outbreak were to occur, or if new variant strains of the COVID-19 virus require re-closures or other preventative measures, we may experience possible delays in shipments of our products, which could harm our customer relations and adversely impact our competitive positioning and sales. We have also experienced restrictions on the ability of our personnel to travel and access customers and clinical sites for training and support. Other potential disruptions include delays in approvals by regulatory bodies; delays in product development efforts; and further challenges to our capacity to manufacture, sell and support the use of our products.

As described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Impact of COVID-19 Pandemic and Current Macroeconomic Environment,” some of our supply chain and development partners have experienced longer lead times, delays, higher prices and unfulfilled deliveries of product due to COVID and global inflationary pressures, both in raw material acquisition and due to lack of headcount resources. If these longer lead times, delays, increased prices and partial or unfilled deliveries persist, they could impact our ability to ship some of our products to our customers, or bring some of our pipeline products to market, in a timely manner.

We cannot predict the timing and full impact of the pandemic on our future financial and operating results given the continued uncertainties associated with the pandemic, including the possibility of future surges of COVID-19, the efficacy of vaccines and therapeutics for COVID-19 and patient reluctance to seek primary care from optometrists and ophthalmologists or undergo medical procedures during or following the pandemic. Additionally, the COVID-19 pandemic has led to widespread staffing shortages, including in ambulatory surgery centers, which has and may continue to impact elective procedures. Restrictions on elective procedures and therapies and the closures of ophthalmic practices in an effort to halt the spread of COVID-19 have also impacted the progress of our pipeline products. For example, new patient enrollment in our iDose clinical trial slowed significantly but was completed in June 2021, which delayed the iDose approval timeline. Any further prolonged economic slowdown or reinstitution of stay-at-home or similar orders may cause additional delays in the progress of our pipeline products, including those in clinical trials. While we cannot predict the full impact of COVID-19 on the timing of completion of our clinical trials and the expected regulatory approvals of our pipeline products, our disclosed targeted approval dates anticipate, to our best estimate, such impact.

We have incurred significant losses since inception and our business requires substantial capital and operating expenditures to operate and grow. There can be no guarantee that we reach sustained profitability.

Since the Company’s inception in 1998, we have incurred significant operating losses. As of June 30, 2022, we had an accumulated deficit of approximately $405.4 million, principally from costs incurred in our clinical trial, R&D programs and from our general and administrative expenses. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering (IPO), the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities, cash generated from commercial operations and the issuance of the Convertible Notes. To implement our global business strategies we need to, among other things, fund ongoing R&D activities, expand our manufacturing capabilities, grow our sales and marketing organization, enforce or defend our intellectual property rights, acquire companies or in-license products or intellectual property, and obtain regulatory clearance or approval to commercialize our existing products in international markets or to commercialize those currently under development in the U.S. and internationally. As a result, we expect our expenses to continue to increase as we pursue these objectives. While we believe we have sufficient cash to fund our operations for at least the next

12 months from the date our condensed consolidated financial statements for the quarter ended June 30, 2022 are made publicly available, our ability to reach sustained profitability is highly uncertain, especially given our increasingly competitive landscape, which makes forecasting our sales more difficult.

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

Our existing foreign operations, as well as our planned international growth, expose us to additional uncertainty and risks beyond regulatory authorization and reimbursement levels. Internationally, we sell our products through direct sales organizations in seventeen countries and a network of third-party distribution partners in other markets. These international operations expose us and our subsidiaries and third-party distributors to a variety of risks including, without limitation, the following:

●	different, and in some cases more exacting and lengthy, regulatory approval processes, regulations and laws, and pricing and reimbursement systems;
●	reduced or varied protection for intellectual property rights or difficulties enforcing our intellectual property rights and defending against third-party threats and intellectual property enforcement actions against us, our distributors, or any of our third-party suppliers;
●	pricing pressure or longer sales and payment cycles;
●	different competitive dynamics, including smaller market sizes, which we may not be able to fully appreciate before entering certain foreign markets;
●	a shortage of high-quality sales personnel and distributors, and the difficulties of managing foreign operations;
●	relative disadvantages compared to competitors with more recognizable names, longer operating histories and better established distribution networks and customer relationships;
●	political and economic instability, international terrorism and anti-U.S. sentiment, or the imposition of U.S. or international sanctions that could restrict or prohibit continued business;
●	changes in duties and tariffs, license obligations, importation laws and other non-tariff barriers to trade;
●	scrutiny of foreign tax authorities that could result in significant fines, penalties and additional taxes;
●	different cultural norms which may impact how business is conducted;
●	laws and business practices favoring local companies;
●	difficulties in maintaining consistency and compliance with our internal guidelines;
●	difficulties in enforcing agreements and collecting receivables through foreign legal systems;

●	money laundering, bribery and corruption practices and breach of sanction regulations by our personnel or distributors, which may be difficult for us to discover or prevent;
●	the impact of fluctuations in foreign currency exchange rates;
●	failures by our third-party partners to properly assist us with local guidance on operations, financial and other reporting, accounting, tax, payroll, legal and regulatory matters; and
●	the imposition of costly and lengthy new export licensing requirements and restrictions, particularly relating to technology.

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

Our sole manufacturing location for our iStent products is an approximately 98,000 square foot campus located in San Clemente, California, where we manufacture, inspect, package, release and ship nearly all of our iStent and iStent inject products. In 2022, we relocated our corporate administrative headquarters to a new facility in Aliso Viejo, California (Aliso Facility). This is the location where we conduct substantially all of our research and development (R&D) activities, customer and technical support, and management and administrative functions. If either of our San Clemente or Aliso Facility suffers a crippling event, or a force majeure event such as an earthquake, fire or flood, this could materially impact our ability to operate.

Additionally, we rely on a limited number of third-party suppliers, in some cases sole suppliers, to supply components for the iStent, the iStent inject models and our other pipeline products. If any one or more of our suppliers cease to provide us with sufficient quantities of components or drugs in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our domestic and international quality control standards and regulatory requirements including the FDA’s Quality System Regulation, the European Union’s Medical Device Regulation and Current Good Manufacturing Practices regulations, we may be unable to obtain components if our component suppliers are found to be in violation of such standards and we may have difficulty quickly engaging additional or replacement suppliers for some of our critical components, which could delay or impact our business, including the regulatory approval timelines as happened with iLink Epioxa in early 2021. If our manufacturing facilities or those of any of our component suppliers or contract facilities are found to be in violation of applicable laws and regulations or fail to adequately remediate any issues discovered during an audit, the FDA or other notified bodies could take enforcement action. Even if we are able to identify and qualify a suitable second source to replace one of our key suppliers, if necessary, that replacement supplier would not have access to our previous supplier’s proprietary processes and would therefore be required to develop its own, which could result in further delay. Despite our efforts to maintain an adequate supply of inventory, the loss of these suppliers, or their inability to provide us with an adequate supply of components or products, could cause delay in the manufacture of our products, thereby impairing our ability to meet the demand of our customers and causing significant harm to our business. Any disruption of this nature or increased expense could harm our commercialization efforts and adversely affect our operating results.

Our corneal health Photrexa therapies are produced by a small number of contract manufacturing organizations. The systems that bio-activate our Photrexa therapies are primarily manufactured in Burlington, Massachusetts. Any material disruption to the manufacture of these corneal health products, could also adversely affect our operating results and clinical efforts.

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

In addition to the impact of the COVID-19 pandemic, our net sales may experience volatility due to a number of factors, many of which are beyond our control, including, among other things, fluctuating demand, pricing pressures applicable to our products, changes in foreign currency exchange rates, Medicare payment rates established by CMS, commercialization of our new and existing products and the marketing of competitive products, results of clinical research and trials, regulatory approval requirements and timings and legislative changes affecting our products, variances in the sales terms, supply chain and inventory management, shortage of raw materials, timing or volume of customer orders and the length of our sales cycle, which varies and may be unpredictable. As a result, you should not rely on our results in any past period as an indication of future results and you should anticipate that fluctuations in our quarterly and annual operating results may continue and could generate volatility in the price of our common stock. We believe that quarterly comparisons of our financial results should not be relied upon as an indication of our future performance.

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

We have benefited substantially from the leadership and performance of our senior management and other key employees. For example, our chief executive officer, as well as other key members of our senior management, has experience successfully developing novel technologies and scaling early-stage medical device and pharmaceutical companies to achieve profitability. We also rely on our qualified sales representatives and on consultants and advisors in our research, operations, clinical and commercial efforts to grow our business, develop and commercialize new products and implement our business strategies. Our success will depend on our ability to retain our current management, key employees and consultants and advisors, and to attract and retain qualified personnel in the future, including by providing competitive compensation and benefit programs, career advancement prospects and sufficient opportunities to develop leadership, managerial and other valuable skills. The loss of services of these personnel, which could occur without notice and without cause or good reason, could prevent or delay our growth plans and the implementation and completion of our strategic objectives, or divert management’s attention to seeking qualified replacements. Our U.S. employees, including our senior management, are not subject to non-competition agreements. Accordingly, the adverse effect of losing key personnel could be compounded by our inability to prevent them from competing with us.

We have and may continue to enter into acquisitions, collaborations, in-licensing agreements, joint ventures, alliances or partnerships with third parties that could fail.

We have and may continue to enter into acquisitions, collaborations, in-licensing agreements, joint ventures and partnerships in order to retain our competitive position within the marketplace, develop new products or expand into new markets. Examples include our acquisitions of DOSE and Avedro, as well as our licensing of Santen’s PRESERFLO® Microshunt® (Preserflo MicroShunt), the Intratus drug delivery platform and the Attillaps and iVeena pharmaceutical compounds. However, we cannot assure you that we will be able to successfully complete any future acquisition we may pursue, or that we will be able to successfully integrate any acquired business, product or technology in a cost-effective and non-disruptive manner. Our future successes will depend, in part, on our ability to manage an expanded business, which may pose substantial challenges for our management, such as the increased costs and complexity. There can be no assurances that we will be successful in managing such expanded business or that we will realize the expected economies of scale, synergies and other benefits currently anticipated from recent or future acquisitions or strategic transactions. Additionally, these collaborations, joint ventures, and partnerships may fail to result in any commercialized product, including due to delays in or failures to obtain regulatory approvals, such as the failure to receive approval of the PreserFlo MicroShunt in the U.S., and could require us to invest a substantial amount of resources only to ultimately change regulatory strategies or to fail. In addition, these arrangements may be terminated before we are able to realize net sales to sufficiently cover the costs associated therewith, which could materially impact our business. We cannot assure you that any such transaction would result in the benefits expected from the transaction, including revenue growth, increased profitability or an enhancement in our business prospects. Further, pursuing acquisitions, collaborations, in-licensing agreements, joint ventures, alliances or partnerships with third parties, whether or not completed, is costly and time-consuming and could distract Company management from the operation of the business, which could negatively impact our operating results.

Failure to protect our information technology infrastructure against cyber incidents, network security breaches, service interruptions, or data corruption could materially disrupt our operations and adversely affect our business, operating results, or the effectiveness of our internal controls over financial reporting.

The efficient operation of our global business depends on our information technology systems, including telecommunications, the internet, network communications, email and various computer hardware and software applications. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions. Our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, power losses, computer system or data network failures, data corruption and security breaches or other cyber-based incidents, which we have experienced and which we continue to monitor. Cyber incidents can include ransomware, computer denial-of-service attacks, worms, and other malicious software programs introduced to our computers and networks, including intrusions that are designed to evade detection for an extended period of time, phishing attacks, social engineering attacks, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage. While none of the cyber incidents or service interruptions that we have experienced to date have had a material adverse impact on our business, financial condition or operations, we cannot assure that future incidents will not materially and adversely impact us. In addition, a variety of our software systems are cloud-based data management applications, hosted by third-party service providers whose security and information technology systems are subject to similar risks. The failure to protect either our or our service providers’ information technology infrastructure could disrupt our entire operation or result in decreased sales, increased overhead costs, product shortages, loss or misuse of proprietary or confidential information, intellectual property or sensitive or personal information, all of which could have a material adverse effect on our reputation, business, financial condition and operating results.

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

As of June 30, 2022, we had $287.5 million in principal amount of indebtedness as a result of the issuance of the Convertible Notes. We may also incur additional indebtedness to meet future financing needs. Interest payments, fees, covenants and restrictions under agreements governing our current or future indebtedness, including the indenture governing the Convertible Notes, could have significant consequences, including the following: impairing our ability to successfully continue to commercialize our current or future products; limiting our ability to obtain additional financing on satisfactory terms; increasing our vulnerability to general economic downturns, competition and industry conditions; requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness; inhibiting our flexibility to plan for, or react to, changes in our business; and diluting the interests of our existing stockholders if we issue shares of our common stock upon conversion of the Convertible Notes. The occurrence of any one of these events could have an adverse effect on our business, financial condition, operating results or cash flows and ability to satisfy our obligations under the indenture governing the Convertible Notes and any other indebtedness.

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

In connection with the issuance of the Convertible Notes, we entered into capped call transactions with certain option counterparties. The capped call transactions cover, subject to customary adjustments, the number of shares of common stock initially underlying the Convertible Notes. The capped call transactions are expected generally to reduce the potential dilution of our common stock upon any conversion of the Convertible Notes or at our election (subject to certain conditions) and offset any cash payments we are required to make in excess of the aggregate principal amount of converted Convertible Notes, as the case may be, with such reduction or offset subject to a cap. We have been advised that, in connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Convertible Notes. In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Convertible Notes (and are likely to do so on each exercise date of the capped call transactions, which are expected to occur during the 40 trading day period beginning on the 41st scheduled trading day prior to the maturity date of the Convertible Notes, or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversion of the Convertible Notes). This activity could impact the market price of our common stock.

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

The process of obtaining clearances or approvals to market our products can be expensive and lengthy, and we cannot guarantee that our current products will receive approval for additional indications or that our future products will receive clearance or approval on a timely basis, if at all. Additionally, based upon a recent FDA determination, our pipeline products that are determined to be drug-device combination products will require review and coordination by each of FDA’s drug and device centers prior to approval, which may delay approval. Before we can obtain regulatory approval for any product candidate, we may be required to undertake complex, time-consuming and expensive clinical testing in humans to demonstrate safety and efficacy, the outcomes of which are inherently uncertain and may never result in commercial sales, even if we believe trial results are positive. We have experienced in the past, and could experience in the future, delays in the commencement or completion of clinical trials or testing that could significantly affect our product development costs. We do not know whether planned clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients in a timely manner or be completed on schedule, if at all, or be deemed insufficient by the FDA, which may require additional lengthy, time-consuming and expensive trials, which would further delay approval. We may suffer significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical trial process. Any of our medical device products may malfunction and any of our products may produce undesirable adverse effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials. We, the clinical trial investigators, the independent review board responsible for overseeing the trial, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time due to a number of factors, including failure to conduct the clinical trial in accordance with applicable regulatory requirements or trial protocols, failure to demonstrate a benefit from using the product, lack of sufficient funding, or to avoid exposing trial participants to unacceptable health risks. Any delay or failure in clinical trials would delay or prevent our ability to obtain necessary regulatory approvals, which would have a material adverse effect on our business, financial condition and prospects.

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

In addition, our promotional materials, sales techniques, pricing programs and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of a drug or medical device for a use that has not been cleared or approved by the FDA or other regulatory authorities, also known as an “off-label” use. The FDA or other regulatory authorities may limit the indications for use of our products, thereby restricting our ability to promote the drug or device. Physicians may use our products, particularly newly-approved products, off-label or in combination with other products that are not indicated or appropriate, as the FDA does not restrict or regulate a physician's choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials, sales techniques, pricing programs or training constitutes promotion of an off-label use or encourages over-utilization of our products or use of our products in combinations that are not indicated or appropriate, it could request that we modify our materials, techniques, programs or training or subject us to enforcement actions.

We are subject to healthcare fraud and abuse, anti-kickback, false claims and transparency laws and regulations, among others, which are enforced by federal and state governments with respect to our marketing, training, customer arrangements, discount, rebate and pricing programs, product bundling, financial arrangements with physicians, patient assistance programs, reimbursement support services, and other practices. See Item 1, Business, “Government Regulation – U.S. Regulation & Reimbursement” and “International Regulation & Reimbursement” contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022 for additional information about the laws and regulations which apply to us. The U.S. Department of Justice has increased its scrutiny of interactions between manufacturers and healthcare providers, as well as various patient and product support programs and speaker bureaus, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Although we try to structure our arrangements within available safe harbors whenever possible, we may nevertheless become subject to government scrutiny or investigation. Violations may result in civil monetary penalties, criminal penalties, and exclusion from participation in government healthcare programs, including Medicare and Medicaid, all of which would have an adverse effect on our business.

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

In addition to uncertainties surrounding coverage policies, there are uncertainties regarding appropriate reimbursement for the procedures associated with our new products like iAccess and iPRIME as well as periodic changes to reimbursement levels of existing products. The demand for, and the profitability of, our products could be materially harmed if the Medicaid program, Medicare program, other healthcare programs in the U.S. or elsewhere, or third party commercial payors in the U.S. or elsewhere deny reimbursement for our products, limit the indications for which our products will be reimbursed, are unclear on appropriate reimbursement codes or provide reimbursement only on unfavorable terms. MACs have in the past, and may in the future, change coverage terms, which could result in inadequate reimbursement and impact the use of our products. Also, when procedures associated with our products transition from temporary CPT Category III codes to permanent CPT Category I codes, the physician and facility reimbursement levels associated with the procedures using these products could be decreased, such as the decreased payment rates for procedures using our iStent-related products, in conjunction with cataract surgery, established by CMS for 2022, as discussed earlier in these Risk Factors under the heading “Risks Related to Our Business.” Even when a permanent billing code has been assigned to a product, there is no guarantee that coverage will be provided. If we are unable to maintain our existing codes or obtain new permanent codes for procedures using our products, use existing codes for new products or obtain new reimbursement codes for our other products in development, we may be subject to significant pricing pressure, which could harm our business, results of operations, financial condition and prospects. In the foreign markets in which we operate, different pricing and reimbursement systems, which could result in lower reimbursement, could harm our ability to operate our business.

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

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of August 7, 2019, by and between Glaukos Corporation and Avedro, Inc.	8-K	1-37463	2.1	8/7/2019
3.1	Restated Certificate of Incorporation of the Registrant	8-K	1-37463	3.1	06/30/2015
3.2	Amended and Restated Bylaws of the Registrant	8-K	1-37463	3.2	11/20/2020

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed Herewith.

** Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on August 4, 2022.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chairman and Chief Executive Officer (Principal Executive Officer; Duly Authorized Officer)

By:	/s/ ALEX R. THURMAN
Alex R. Thurman
Senior Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)