Form 10-Q
period 2022-09-30
GLAUKOS Corp
filed 2022-11-04
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 2, 2022, there were 47,703,276 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2022

We use Glaukos, our logo, iStent, iStent inject, iStent infinite, iPrism, iDose, iPRIME, iAccess, Avedro, Photrexa, iLink, KXL, Epioxa, iLution, Retina XR, PRESERFLO Microshunt and other marks as trademarks. This report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

References throughout this document to “we,” “us,” “our,” the “Company,” or “Glaukos” refer to Glaukos Corporation and its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$104,018	$100,708
Short-term investments	257,600	313,343
Accounts receivable, net	34,766	33,438
Inventory	34,182	23,011
Prepaid expenses and other current assets	18,275	15,626
Total current assets	448,841	486,126
Restricted cash	9,078	9,416
Property and equipment, net	87,307	68,969
Operating lease right-of-use assets	26,049	28,142
Finance lease right-of-use asset	47,206	49,022
Intangible assets, net	314,097	332,781
Goodwill	66,134	66,134
Deposits and other assets	9,756	9,108
Total assets	$1,008,468	$1,049,698

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,465	$7,333
Accrued liabilities	49,150	56,027
Total current liabilities	60,615	63,360
Convertible senior notes	281,056	280,026
Operating lease liability	29,129	29,650
Finance lease liability	72,319	72,699
Deferred tax liability, net	7,301	7,318
Other liabilities	9,494	9,494
Total liabilities	$459,914	$462,547

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 47,693 and 46,993 shares issued and 47,665 and 46,965 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	48	47
Additional paid-in capital	985,407	952,432
Accumulated other comprehensive (loss) income	(3,823)	15
Accumulated deficit	(432,946)	(365,211)
Less treasury stock (28 shares as of September 30, 2022 and December 31, 2021)	(132)	(132)
Total stockholders' equity	548,554	587,151
Total liabilities and stockholders' equity	$1,008,468	$1,049,698

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$71,269	$74,710	$211,635	$220,771
Cost of sales	16,861	15,370	51,757	49,762
Gross profit	54,408	59,340	159,878	171,009
Operating expenses:
Selling, general and administrative	47,149	44,470	140,998	131,691
Research and development	28,870	28,846	87,459	74,321
In-process research and development	-	5,000	10,000	10,000
Litigation-related settlement	-	(30,000)	(30,000)	(30,000)
Total operating expenses	76,019	48,316	208,457	186,012
(Loss) income from operations	(21,611)	11,024	(48,579)	(15,003)
Non-operating expense:
Interest income	744	291	1,415	1,016
Interest expense	(3,481)	(3,413)	(10,311)	(9,948)
Other expense, net	(2,981)	(1,470)	(9,792)	(3,097)
Total non-operating expense	(5,718)	(4,592)	(18,688)	(12,029)
(Loss) income before taxes	(27,329)	6,432	(67,267)	(27,032)
Income tax provision	247	202	468	689
Net (loss) income	$(27,576)	$6,230	$(67,735)	$(27,721)
Basic and diluted net (loss) income per share	$(0.58)	$0.13	$(1.43)	$(0.60)
Weighted average shares used to compute basic net (loss) income per share	47,614	46,737	47,346	46,255
Weighted average shares used to compute diluted net (loss) income per share	47,614	49,320	47,346	46,255

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net (loss) income	$(27,576)	$6,230	$(67,735)	$(27,721)
Other comprehensive (loss) income:
Foreign currency translation gain	342	369	1,500	548
Unrealized loss on short-term investments	(450)	(34)	(5,338)	(565)
Other comprehensive (loss) income	(108)	335	(3,838)	(17)
Total comprehensive (loss) income	$(27,684)	$6,565	$(71,573)	$(27,738)

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	equity
Balance at December 31, 2021	46,993	$47	$952,432	$15	$(365,211)	(28)	$(132)	$587,151
Common stock issued under stock plans	124	—	1,515	—	—	—	—	1,515
Stock-based compensation	—	—	6,923	—	—	—	—	6,923
Other comprehensive loss	—	—	—	(3,402)	—	—	—	(3,402)
Net income	—	—	—	—	5,377	—	—	5,377
Balance at March 31, 2022	47,117	$47	$960,870	$(3,387)	$(359,834)	(28)	$(132)	$597,564
Common stock issued under stock plans	331	1	237	—	—	—	—	238
Stock-based compensation	—	—	10,539	—	—	—	—	10,539
Other comprehensive loss	—	—	—	(328)	—	—	—	(328)
Net loss	—	—	—	—	(45,536)	—	—	(45,536)
Balance at June 30, 2022	47,448	$48	$971,646	$(3,715)	$(405,370)	(28)	$(132)	$562,477
Common stock issued under stock plans	245		4,350	—	—	—	—	4,350
Stock-based compensation		—	9,411	—	—	—	—	9,411
Other comprehensive loss		—	—	(108)	—	—	—	(108)
Net loss		—	—	—	(27,576)	—	—	(27,576)
Balance at September 30, 2022	47,693	$48	$985,407	$(3,823)	$(432,946)	(28)	$(132)	$548,554

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income	deficit	Shares	Amount	equity
Balance at December 31, 2020	45,275	$45	$976,590	$1,004	$(310,058)	(28)	$(132)	$667,449
Effect of adoption of ASU 2020-06	—	—	(81,553)		(5,560)			(87,113)
Common stock issued under stock plans	741	1	17,034	—	—	—	—	17,035
Stock-based compensation	—	—	8,748	—	—	—	—	8,748
Other comprehensive income	—	—	—	124	—	—	—	124
Net loss	—	—	—	—	(16,469)	—	—	(16,469)
Balance at March 31, 2021	46,016	$46	$920,819	$1,128	$(332,087)	(28)	$(132)	$589,774
Common stock issued under stock plans	481	—	4,525	—	—	—	—	4,525
Stock-based compensation	—	—	7,984	—	—	—	—	7,984
Other comprehensive loss	—	—	—	(476)	—	—	—	(476)
Net loss	—	—	—	—	(17,482)	—	—	(17,482)
Balance at June 30, 2021	46,497	$46	$933,328	$652	$(349,569)	(28)	$(132)	$584,325
Common stock issued under stock plans	395	1	3,969	—	—	—	—	3,970
Stock-based compensation	—	—	6,189	—	—	—	—	6,189
Other comprehensive income	—	—	—	335	—	—	—	335
Net income	—	—	—	—	6,230	—	—	6,230
Balance at September 30, 2021	46,892	$47	$943,486	$987	$(343,339)	(28)	$(132)	$601,049

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net loss	$(67,735)	$(27,721)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	4,710	3,475
Amortization of intangible assets	18,684	18,684
Amortization of lease right-of-use assets	3,378	3,519
Amortization of debt issuance costs	1,030	1,030
Deferred income tax benefit	(17)	(72)
Gain on disposal of fixed assets	29	(3)
Stock-based compensation	26,873	22,921
Unrealized foreign currency losses	4,219	1,836
Amortization of premium on short-term investments	601	773
Other liabilities	-	1,951
Changes in operating assets and liabilities:
Accounts receivable, net	(3,121)	494
Inventory	(11,881)	(4,257)
Prepaid expenses and other current assets	(3,355)	(5,039)
Accounts payable and accrued liabilities	(1,847)	11,666
Other assets	(515)	102
Net cash (used in) provided by operating activities	(28,947)	29,359
Investing activities
Purchases of short-term investments	(47,256)	(191,756)
Proceeds from sales and maturities of short-term investments	97,494	182,356
Purchases of property and equipment	(22,044)	(38,458)
Proceeds from disposal of property and equipment	96	3
Investment in company-owned life insurance	(166)	(1,505)
Net cash provided by (used in) investing activities	28,124	(49,360)
Financing activities
Proceeds from exercise of stock options	2,871	24,383
Proceeds from share purchases under Employee Stock Purchase Plan	5,630	4,817
Payment of employee taxes related to vested restricted stock units	(2,399)	(3,670)
Principal paid on finance lease	(380)	(555)
Proceeds from tenant improvement allowance	-	12,668
Net cash provided by financing activities	5,722	37,643
Effect of exchange rate changes on cash and cash equivalents	(1,927)	(1,257)
Net increase in cash, cash equivalents and restricted cash	2,972	16,385
Cash, cash equivalents and restricted cash at beginning of period	110,124	106,162
Cash, cash equivalents and restricted cash at end of period	$113,096	$122,547
Supplemental disclosures of cash flow information
Taxes paid	$372	$307
Interest paid on convertible senior notes	$3,953	$3,953
Other interest paid	$3,350	$2,983
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$3,258	$2,244

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.  Organization and Basis of Presentation

Organization and business

Glaukos Corporation (Glaukos or the Company), incorporated in Delaware on July 14, 1998, is an ophthalmic medical technology and pharmaceutical company focused on developing novel therapies for the treatment of glaucoma, corneal disorders, and retinal disease. The Company developed Micro-Invasive Glaucoma Surgery (MIGS) to serve as an alternative to the traditional glaucoma treatment paradigm and launched its first MIGS device commercially in 2012. The Company also offers commercially a proprietary bio-activated pharmaceutical therapy for the treatment of a rare corneal disorder, keratoconus, that was approved by the United States (U.S.) Food and Drug Administration (FDA) in 2016. The Company is developing a portfolio of technologically distinct and leverageable platforms to support ongoing pharmaceutical and medical device innovations. Products or product candidates for each of these platforms are designed to advance the standard of care through better treatment options across the areas of glaucoma, corneal disorders such as keratoconus, dry eye and refractive vision correction, and retinal diseases such as neovascular age-related macular degeneration, diabetic macular edema and retinal vein occlusion.

The accompanying condensed consolidated financial statements include the accounts of Glaukos and its wholly-owned subsidiaries. All significant intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (GAAP) in the U.S. for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.

The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements. As permitted under those rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted.  In the opinion of management, the unaudited interim financial statements reflect all adjustments necessary for the fair presentation of the Company’s financial information contained herein. All such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements.  These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2021, which are contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on February 28, 2022. The Company’s results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period.

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

Settlement of Patent Litigation

On September 14, 2021, the Company entered into a settlement agreement (Settlement Agreement) with Ivantis, Inc. (Ivantis), pursuant to which the Company and Ivantis agreed to terminate the patent infringement lawsuit the Company had filed against Ivantis on April 14, 2018 in the U.S. District Court for the Central District of California, Southern Division. Pursuant to the terms of the Settlement Agreement, Ivantis was required to pay the Company a cash payment of $60.0 million, $30.0 million of which was paid to the Company during the year ended December 31, 2021, and $30.0 million of which was received by the Company during the quarter ended March 31, 2022 and is included in litigation-related settlement as a reduction of operating expenses on the condensed consolidated statements of operations for the nine months ended September 30, 2022.

Additionally, Ivantis began making quarterly royalty payments to the Company in the amount of 10% of Ivantis’ Hydrus Microstent U.S. sales and any international sales supplied out of the U.S. beginning in the fourth quarter of 2021 through April 26, 2025, subject to a per-unit minimum payment.

Note 2.  Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2022, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

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

The Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 reflect the Company’s estimates of the impact of the macroeconomic environment, including the impact of inflation, higher interest rates, foreign exchange rate fluctuations and the COVID-19 pandemic. The duration and scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition is uncertain.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that equate to the amount reported in the condensed consolidated statement of cash flows as of the beginning and end of the nine months ended September 30, 2022 (in thousands):

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$104,018	$100,708
Restricted cash	9,078	9,416
Cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$113,096	$110,124

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

Note 3.  Balance Sheet Details

Short-term Investments

Short-term investments consisted of the following (in thousands):

	At September 30, 2022
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government bonds	less than 2	$76,785	$—	$(960)	$75,825
U.S. government agency bonds	less than 3	88,530	7	(2,834)	85,703
Bank certificates of deposit	less than 2	5,500	—	(22)	5,478
Corporate notes	less than 3	48,301	—	(1,191)	47,110
Asset-backed securities	less than 2	25,980	1	(406)	25,575
Municipal bonds	less than 3	18,421	—	(512)	17,909
Total		$263,517	$8	$(5,925)	$257,600

	At December 31, 2021
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	less than 3	123,803	8	(540)	123,271
U.S. government bonds	less than 1	$76,765	$—	$(240)	$76,525
Bank certificates of deposit	less than 1	12,500	1	(9)	12,492
Commercial paper	less than 1	2,998	—	(1)	2,997
Corporate notes	less than 3	55,178	37	(183)	55,032
Asset-backed securities	less than 2	23,761	44	(31)	23,774
Municipal bonds	less than 3	19,350	—	(98)	19,252
Total		$314,355	$90	$(1,102)	$313,343

As of September 30, 2022 and December 31, 2021, the total amortized cost basis of the Company’s available-for-sale securities exceeded its fair value by $5.9 million and $1.0 million, respectively. Unrealized losses on these investments were primarily due to changes in interest rates. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, no allowance for credit losses was recognized as of September 30, 2022 or December 31, 2021.

Accounts Receivable, Net

Accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accounts receivable	$35,899	$34,805
Allowance for credit losses	(1,133)	(1,367)
	$34,766	$33,438

The Company’s allowance for credit losses represents management’s estimate of current expected credit losses. There were immaterial bad-debt write offs charged during the three and nine months ended September 30, 2022.

Additionally, no customers accounted for more than 10% of net accounts receivable as of September 30, 2022 or December 31, 2021.

Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Finished goods	$14,547	$6,495
Work in process	9,051	7,010
Raw material	10,584	9,506
	$34,182	$23,011

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued bonuses	$11,901	$17,015
Accrued vacation benefits	4,419	4,196
Other accrued liabilities	32,830	34,816
	$49,150	$56,027

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		At September 30, 2022
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds (i)	$46,243	$46,243	$-	$-
Available for sale securities:
U.S. government agency bonds (ii)	$85,703	$-	$85,703	$-
U.S. government bonds (ii)	75,825	-	75,825	-
Bank certificates of deposit (ii)	5,478	-	5,478	-
Corporate notes (ii)	47,110	-	47,110	-
Asset-backed securities (ii)	25,575	-	25,575	-
Municipal bonds (ii)	17,909	-	17,909	-
Investments held for deferred compensation plans	7,578	-	7,578	-
Total Assets	$311,421	$46,243	$265,178	$-
Liabilities
Deferred compensation plans	$7,444	$-	$7,444	$-
Total Liabilities	$7,444	$-	$7,444	$-

(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.

		At December 31, 2021
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets

Cash equivalents:
Money market funds (i)	$4,212	$4,212	$-	$-
Available for sale securities:
U.S. government agency bonds (ii)	$123,271	$-	$123,271	$-
U.S. government bonds (ii)	76,525	-	76,525	-
Bank certificates of deposit (ii)	12,492	-	12,492	-
Commercial paper (ii)	2,997	-	2,997	-
Corporate notes (ii)	55,032	-	55,032	-
Asset-backed securities (ii)	23,774	-	23,774	-
Municipal bonds (ii)	19,252	-	19,252	-
Investments held for deferred compensation plans	7,412		7,412	-
Total Assets	$324,967	$4,212	$320,755	$-
Liabilities
Deferred compensation plans	$7,302	$-	$7,302	$-
Total Liabilities	$7,302	$-	$7,302	$-
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of September 30, 2022 and December 31, 2021.

Convertible Senior Notes

As of September 30, 2022 and December 31, 2021, the fair value of the Company’s 2.75% convertible notes due 2027 (Convertible Notes) was $377.9 million and $341.8 million, respectively. The fair value was determined on the basis of the market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 9, Convertible Senior Notes for additional information.

Note 5.   Leases

The Company has operating and finance leases for facilities and certain equipment.  Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

The Company’s leases have remaining non-cancelable lease terms of approximately one year to thirteen years, some of which include options to extend the leases for up to ten years. The exercise of lease renewal options is at the Company’s sole discretion. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for common area maintenance, landlord incentives and/or inflation.

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

The Company terminated its lease in Waltham, Massachusetts pursuant to a termination agreement during the first quarter of 2022.

The Company’s remaining U.S.-based and foreign subsidiaries’ leased office space totals less than 14,000 square feet.

The following table presents the maturity of the Company’s operating and finance lease liabilities as of September 30, 2022:

Maturity of Lease Liabilities	Operating	Finance
(in thousands)	Leases (a)	Leases (b)
Remainder of 2022	$527	$—
2023	2,864	6,264
2024	3,335	5,184
2025	3,291	5,340
2026	3,362	5,500
2027	3,467	5,665
Thereafter	33,759	101,880
Total lease payments	$50,605	$129,833
Less: imputed interest	21,307	57,514
Total lease liabilities	$29,298	$72,319
(a)	Operating lease payments include $20.6 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Finance lease payments include $75.8 million related to options to extend lease terms that are reasonably certain of being exercised.

Note 6.   Intangible Assets and Goodwill

Intangible assets

For the three months ended September 30, 2022 and September 30, 2021, amortization expense related to finite-lived intangible assets was approximately $5.5 million and $0.7 million, respectively, recorded in cost of sales and selling, general and administrative expenses, in the condensed consolidated statement of operations. For the nine months ended September 30, 2022 and September 30, 2021, amortization expense related to the above finite-lived intangible assets was approximately $16.6 million and $2.1 million, respectively, recorded in cost of sales and selling, general and administrative expenses, in the condensed consolidated statements of operations.

The Company evaluated its indefinite-lived intangible assets for impairment utilizing the methodology pursuant to the adoption of ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) and concluded there was no impairment as of September 30, 2022.

Goodwill

The assessment of goodwill by reporting unit is performed annually, in the fourth quarter, or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. The Company considered the current and expected future economic and market conditions and its impact on the Company’s reporting unit. Based on interim assessments, the Company did not identify any “triggering” events which would indicate an impairment of goodwill is more likely than not as of September 30, 2022.

The following table presents the composition of the Company’s intangible assets and goodwill (in thousands):

	Estimated	As of September 30, 2022			As of December 31, 2021
	Useful	Gross			Gross
	Life	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed technology	11.4	$252,200	(63,055)	189,145	252,200	(46,485)	205,715
Customer relationships	5.0	14,100	(8,048)	6,052	14,100	(5,934)	8,166
Intangible assets subject to amortization		266,300	(71,103)	195,197	266,300	(52,419)	213,881

In-process research and development	Indefinite	$118,900	—	118,900	118,900	—	118,900

Goodwill	Indefinite	$66,134	—	66,134	66,134	—	66,134

Total		$451,334	$(71,103)	$380,231	$451,334	$(52,419)	$398,915

As of September 30, 2022, expected amortization expense for unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Remainder of 2022	$6,228
2023	24,912
2024	24,619
2025	22,092
2026	22,092
Thereafter	95,254
Total amortization	$195,197

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

Revenue is recognized at an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services, and substantially all of the Company’s net sales for the three and nine months ended September 30, 2022 are considered revenue from contracts with customers.

Disaggregation of Revenue

The Company’s revenues disaggregated by product category and geography for the three and nine months ended September 30, 2022 and September 30, 2021 were as follows (in thousands):

	Three Months Ended
	September 30,
	United States		International		Total
	2022	2021	2022	2021	2022	2021

Glaucoma	$37,214	$43,381	$16,532	$15,099	$53,746	$58,480
Corneal Health	14,992	13,381	2,531	2,849	17,523	16,230
Total	$52,206	$56,762	$19,063	$17,948	$71,269	$74,710

	Nine Months Ended
	September 30,
	United States		International		Total
	2022	2021	2022	2021	2022	2021

Glaucoma	$109,312	$129,583	$52,047	$45,320	$161,359	$174,903
Corneal Health	42,643	38,654	7,633	7,214	50,276	45,868
Total	$151,955	$168,237	$59,680	$52,534	$211,635	$220,771

Contract Balances

Contract Assets

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days for glaucoma and corneal health products, though extended payment terms on corneal health products may be offered. However, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of September 30, 2022 and December 31, 2021, all amounts included in accounts receivable, net on the condensed consolidated balance sheets are related to contracts with customers.

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

During the three and nine months ended September 30, 2022 and September 30, 2021, the Company did not recognize any revenue related to material changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

The Company’s net sales within a fiscal year may be impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year. However, the Company did not experience the same seasonality pattern in 2021 due to the COVID-19 pandemic and seasonality patterns were less impacted in 2022.

Note 8.  Net (Loss) Income per Share

Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. For periods when the Company realizes a net loss, no common stock equivalents are included in the calculation of weighted average number of dilutive common stock equivalents as the effect of applying the treasury stock method is considered anti-dilutive. For periods when the Company realizes net income, diluted net income per share is calculated by dividing the net income by the weighted average number of common shares plus the sum of the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method. Common stock equivalents are comprised of stock options outstanding and unvested restricted stock units (RSUs) under the Company’s incentive compensation plans and shares issuable under the Company’s Employee Stock Purchase Plan (ESPP). The Company’s computation of net (loss) income per share is as follows (in thousands except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net loss – basic and diluted	$(27,576)	$6,230	$(67,735)	$(27,721)
Denominator:
Weighted average number of common shares outstanding - basic	47,614	46,737	47,346	46,255
Common stock equivalents from outstanding common stock options	-	2,210	-	-
Common stock equivalents from unvested restricted stock units	-	365	-	-
Common stock equivalents for ESPP	-	8	-	-
Weighted average number of common shares outstanding - diluted	47,614	49,320	47,346	46,255

Basic net income (loss) per share	$(0.58)	$0.13	$(1.43)	$(0.60)

Diluted net income (loss) per share	$(0.58)	$0.13	$(1.43)	$(0.60)

The following potentially dilutive securities were not included in the calculation of diluted net (loss) income per share because to do so would be anti-dilutive (in common stock equivalent shares, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Convertible senior notes	5,125	5,125	5,125	5,125
Stock options outstanding	1,677	218	2,158	3,222
Unvested restricted stock units	765	456	917	752
Employee stock purchase plan	12	-	11	5
	7,579	5,799	8,211	9,104

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

The Convertible Notes may be converted at the option of the holders at any time prior to the close of business on the business day immediately preceding March 15, 2027, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period immediately after any ten consecutive trading day period (the Measurement Period) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate in effect on each such trading day; (3) with respect to any Convertible Notes the Company calls for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date, even if the Convertible Notes are not otherwise convertible at such time; or (4) upon the occurrence of specified corporate events. On or after March 15, 2027, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture. As of September 30, 2022, none of the conditions allowing holders of the Convertible Notes to convert had been met.

Interest expense relating to the Convertible Notes in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022, is summarized as follows (in thousands):

	Three months ended	Nine Months Ended
	September 30,	September 30,
	2022	2022
Contractual interest expense	$1,977	$5,930
Amortization of debt issuance costs	343	1,030
Total interest expense	$2,320	$6,960

	Three months ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Contractual interest expense	$1,977	$5,930
Amortization of debt issuance costs	343	1,030
Total interest expense	$2,320	$6,960

The effective interest rate on the Convertible Notes for the three and nine months ended September 30, 2022 was 3.2%.

As of September 30, 2022 and December 31, 2021, the Convertible Notes on the condensed consolidated balance sheets represented the carrying amount of the Convertible Notes, net of unamortized debt issuance costs, which are summarized as follows (in thousands):

	As of	As of
	September 30,	December 31,
	2022	2021
Convertible Notes	$287,500	$287,500
Less: Unamortized debt issuance costs	(6,444)	(7,474)
Carrying amount of Convertible Notes	$281,056	$280,026

Note 10.  Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation related to stock options and RSUs in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of sales	$492	$469	$1,419	$1,341
Selling, general and administrative	6,443	4,135	18,699	16,527
Research and development	2,476	1,585	6,755	5,053
Total	$9,411	$6,189	$26,873	$22,921

At September 30, 2022, the total unamortized stock-based compensation expense was approximately $69.8 million, of which $8.1 million was attributable to stock options and is to be recognized over the stock options’ remaining vesting terms of approximately 4.0 years (1.9 years on a weighted average basis). The remaining $61.7 million was attributable to RSUs and is to be recognized over the RSUs’ vesting terms of approximately 4.0 years (2.8 years on a weighted-average basis).

The total stock-based compensation cost capitalized in inventory was not material for the three and nine month periods ended September 30, 2022 and September 30, 2021.

Note 11.  Income Taxes

The provision for income taxes is determined using an effective tax rate. For the three and nine months ended September 30, 2022, the Company’s estimated effective tax rate of (0.90)% and (0.70)%, respectively, was lower than the U.S. federal statutory rate primarily due to the generation of U.S. net operating loss (NOL) and R&D tax credit carryforwards partially offset by a valuation allowance as well as state and foreign income taxes. The effective tax rate may be subject to fluctuations during the year as new information is obtained that may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of NOL carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. For the three and nine months ended September 30, 2022, the Company recorded a provision for income taxes of $0.2 million and $0.5 million, respectively, which was primarily comprised of current state and foreign income tax expense and deferred federal and state income tax benefits. For the three and nine months ended September 30, 2021, the Company recorded a provision for income taxes of $0.2 million and $0.7 million, respectively, which was primarily comprised of state and foreign income taxes.

Additionally, the Company follows an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. As of September 30, 2022 and December 31, 2021, the Company had gross unrecognized tax benefits of $27.6 million and $25.8 million, respectively.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes a 15% minimum tax on the adjusted financial statement income of corporations with a three taxable year average annual adjusted financial statement income in excess of $1 billion, a 1% excise tax on net stock repurchases made by publicly traded US corporations and several tax incentives to promote clean energy. The alternative minimum tax and the excise tax are effective in taxable years beginning after December 31, 2022. These tax law changes are not expected to significantly impact the Company's consolidated financial statements. The Company will continue to evaluate its impact as further information becomes available.

Note 12.  Commitments and Contingencies

Secured Letters of Credit

The Company has a letter of credit in the amount of $8.8 million that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account of approximately $8.8 million as of September 30, 2022 and December 31, 2021. Beginning as of the first day of the thirty-seventh month of the lease term, and on each twelve-month anniversary thereafter, the letter of credit may be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

The Company has one other irrevocable standby letters of credit secured with approximately $0.3 million of cash in a restricted account related to its office lease agreements.

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the UC Agreement) with the Regents of the University of California (the University) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the University a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the UC Agreement, Glaukos agreed to pay to the University a low single-digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $0.5 million. This ongoing product payment obligation will change as patent coverage on certain products begins to lapse and will terminate entirely on the date the last of the Patent Rights expires, which is currently expected to be in the fourth quarter of 2022. For the three months ended September 30, 2022 and September 30, 2021, the Company recorded approximately $0.8 million and $1.1 million, respectively, in cost of sales in connection with the product payment. For the nine months ended September 30, 2022 and September 30, 2021, the Company recorded approximately $2.3 million and $3.2 million, respectively, in cost of sales in connection with the product payment.

Executive Deferred Compensation Plan

Pursuant to the Company’s Deferred Compensation Plan, eligible senior level employees are permitted to make elective deferrals of compensation to which he or she will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of COLIs. The fair value of the Deferred Compensation Plan liability, included in other liabilities on the condensed consolidated balance sheets, was approximately $7.4 million and $7.3 million as of September 30, 2022 and December 31, 2021, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the condensed consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $7.6 million and $7.4 million as of September 30, 2022 and December 31, 2021, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the United States (U.S.) Securities and Exchange Commission (SEC) on February 28, 2022.

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

Overview

We are an ophthalmic medical technology and pharmaceutical company focused on developing novel therapies for the treatment of glaucoma, corneal disorders, and retinal disease. We first developed Micro-Invasive Glaucoma Surgery (MIGS) as an alternative to the traditional glaucoma treatment paradigm, launching our first MIGS device commercially in 2012, and continue to develop a portfolio of technologically distinct and leverageable platforms to support ongoing pharmaceutical and medical device innovations. Products or product candidates for each of these platforms are designed to advance the standard of care through better treatment options across the areas of glaucoma, corneal disorders such as keratoconus, dry eye and refractive vision correction, and retinal diseases such as neovascular age-related macular degeneration, diabetic macular edema, and retinal vein occlusion.

Impact of the Macroeconomic Environment

While the COVID-19 pandemic materially impacted the global demand for our products, we have seen a general return toward more normalized levels for cataract and keratoconus procedures, with periodic volatility in certain geographies in which we operate, through September 30, 2022. Nevertheless, our business may be impacted by future developments, including any subsequent outbreaks or new variants of the COVID-19 virus, or other future health crises, which may require re-closures or other preventative measures. Additionally, the COVID-19 pandemic has led to widespread staffing shortages, including in ambulatory surgery centers, which has and may continue to impact elective procedures.

Additionally, the U.S. and global financial markets have recently experienced significant volatility, which has led to disruptions to commerce and pricing stability, impacting foreign exchange rates, contributing to labor shortages, causing inflation globally and resulting in higher interest rates. The duration and scope of these conditions cannot be predicted, and therefore, it is uncertain what long-term impacts these economic pressures may have on our business.

Additionally, some of our vendors are continuing to experience supply challenges, both in the acquisition of raw materials as well as due to labor shortages and disruption. As a result of these supply chain challenges and due to current inflationary pressures, we have experienced higher costs for certain components and raw materials. We expect these supply challenges may continue for the remainder of 2022 and possibly into 2023. These challenges have led to longer lead times for, and delays and partial or unfulfilled deliveries of certain components needed for the manufacture of our products, in some cases requiring us to find alternative sources for materials. If these delays and partial or unfulfilled deliveries persist, they could impact our ability to ship some of our products to our customers, or bring some of our pipeline products to market, in a timely manner.

For additional information, see the section titled Risks Related to Our Business within Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. In addition to these market trends and uncertainties, our performance is directly impacted by the items set forth in Factors Affecting Our Performance below.

Financial Overview

The most important financial indicators that we use to assess our business are net sales, gross margin, operating expenses, and cash on hand.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Net sales	$71,269	$74,710	$211,635	$220,771
Gross margin	76%	79%	76%	77%
Operating expenses	$76,019	$48,316	$208,457	$186,012

	September 30,	December 31,
	2022	2021
Cash, cash equivalents, short-term investments and restricted cash	$370,696	$423,467

Please see Results of Operations and Liquidity and Capital Resources below for a detailed discussion of each of the above items, including an analysis of the fluctuations in such items year-over-year.

We incurred a net loss for the three months ended September 30, 2022 of $27.6 million and achieved net income of $6.2 million for the three months ended September 30, 2021. We incurred net losses for the nine months ended September 30, 2022 and September 30, 2021 of $67.7 million and $27.7 million, respectively. As of September 30, 2022, we had an accumulated deficit of $432.9 million.

Recent Developments

iStent infinite

On August 2, 2022, we received 510(k) clearance from the U.S. Food & Drug Administration (FDA) to market the iStent infinite, an implantable device intended to reduce the intraocular pressure of the eye. It is indicated for use in adult patients with primary open-angle glaucoma in whom previous medical and surgical treatment has failed. We plan on a commercial launch of this product beginning in the fourth quarter of 2022.

U.S. reimbursement rates

On November 1, 2022, the U.S. Centers for Medicare & Medicaid Services (CMS) published its final rules on 2023 Medicare physician fee and facility fee payment rates (2023 Final Rules) for procedures using our iStent family of products, including the facility fee payment rates, in both hospital and ambulatory surgery center settings, for standalone insertion of an aqueous drainage device, such as our iStent infinite product. The 2023 Final Rules do not materially modify the Final Rules (as defined below) established for 2022.

iLink Epioxa

In November 2022, we made the determination, based upon recommendations from the FDA in recent pre-New Drug Application (NDA) meetings, that we will not submit an NDA for our Epioxa (Epi-On) bio-activated pharmaceutical therapy for the treatment of keratoconus this year, but will instead conduct a second pivotal confirmatory study for this product to support a future NDA submission. We currently estimate that enrollment in this study will commence in the first half of 2023.

Factors Affecting Our Performance

The CMS final rules for 2022 Medicare physician fee payment rates and 2022 Medicare facility fee payment rates for services furnished in both the ambulatory surgery center and hospital outpatient settings (Final Rules) took effect on January 1, 2022. Compared to the reimbursement rates in effect for 2021, the Final Rules contained a significantly lower physician fee related to the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery. Conversely, the facility fee schedule related to surgeries that include implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, slightly decreased reimbursements to an ambulatory surgery center and increased reimbursements to a hospital. Additionally, the Final Rules established facility fee payment rates that were lower than anticipated for standalone insertion of an aqueous drainage device in the ambulatory surgery center and hospital settings, which would be the procedure that such facilities would use with our iStent infinite product. We estimate that approximately 80% of procedures utilizing our trabecular micro-bypass technologies in the U.S. are performed in the ambulatory surgery center setting and the remaining estimated 20% of procedures are performed in the hospital. The reduction of the physician fee had an impact on procedural iStent family product volumes in the first three quarters of 2022, in conjunction with cataract surgery, which we expect will continue for the remainder of 2022 and 2023, adversely affecting our U.S. combo-cataract Glaucoma revenues, gross profit, and net loss, the full extent of which is not known at this time.

We expect our results of operations for the remainder of 2022 and our near-term performance to reflect increasing competitive dynamics, the impact of the reduced physician fee reimbursement rates contained in the CMS Final Rules and the continuing disruption resulting from labor and supply shortages and the macroeconomic environment, the full effects of which are difficult to predict at this time. In addition to the foregoing factors, our operations to date have been, and we believe our future growth will be, impacted by the following:

●	the rate at which we expand our global sales and marketing infrastructure, and the speed at which we can continue increasing access to and awareness of our products to patients and physicians;

●	our ability to timely satisfy the requirements set by regulatory authorities for approval of new products and approved indications for use;
●	future coverage and reimbursement rates set by CMS, third-party commercial payors and foreign regulatory authorities for the procedures using our products, as well as uncertainty associated therewith;
●	our industry is highly competitive and subject to rapid and profound technological, market and product-related changes. Our success depends, in part, upon our ability to maintain a competitive position in the development of new products for the treatment of chronic eye diseases;
●	the impact of publications of clinical results by us, our competitors and other third parties on whether, and the degree to which, our products are used by physicians and the procedures and treatments those physicians choose to administer to their patients;
●	the physicians who use our products may not perform procedures during certain times of the year, due to seasonality patterns typical for certain of our procedures, or when they are away from their practices for various reasons;
●	our ability to realize commercialized products from the licensing and distribution arrangements and other partnerships into which we have entered and will in the future enter; and
●	the impact of fluctuations in foreign currency exchange rates, as most of our sales internationally are denominated in the local currency of the country in which we sell our products.

Further, we have made and expect to continue to make significant investments in our global sales force, marketing programs, research and development (R&D) activities, clinical studies, and general and administrative infrastructure. FDA-approved investigational device exemption (IDE) or investigational new drug (IND) studies and new product development programs in our industry are expensive. Our operating expenses have increased significantly following our acquisition of Avedro, Inc. (Avedro), and we have also incurred additional construction costs related to our new facility in Aliso Viejo, California (Aliso Facility), as well as expansions of our existing facilities in San Clemente, California and Burlington, Massachusetts.

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

While net sales may increase as we expand our global sales and marketing infrastructure and continue to increase awareness of our products by expanding our sales base and increasing our marketing efforts, historically our net sales within a fiscal year have been impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year. However, we did not experience the same seasonality pattern in 2021 due in part to the COVID-19 pandemic. The effect of COVID-19 and other macroeconomic conditions, including higher interest rates and foreign exchange rate fluctuations, on our commercial performance may continue into future reporting periods. The 2022 CMS physician fee and facility fee rate decreases, which were effective in 2022 and are proposed to continue into 2023 have also disrupted traditional customer ordering patterns and have resulted in our customers’ trialing of competitive products, causing reduced U.S. Glaucoma sales volumes during the first three quarters of 2022. Our U.S. Corneal Health sales have experienced modest negative impacts due to sporadic reimbursement challenges. Additionally, unfavorable foreign exchange rates and global COVID dynamics in certain geographies in which we operate have negatively impacted our sales during the nine months ended September 30, 2022.

In addition to the foregoing, we had commercialized our products for several years in the U.S. with few or no direct competitors. Other competitive products have now become available in the U.S. and globally that have impacted and may continue to impact adoption of or demand for our products. We are also aware of similar products being developed by third parties that could enter the market and increase the competitive pressures we face. These other products could achieve greater commercial acceptance or demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our products, which could adversely impact our net sales.

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

Cost of sales has included amortization of the $252.2 million developed technology intangible assets. For each of the three and nine months ended September 30, 2022 and September 30, 2021, the amortization expense was $5.5 million and $16.6 million, respectively.

Our future gross profit as a percentage of net sales, or gross margin, will be impacted by numerous factors including commencement of sales of products in our pipeline, or any other future products, which may have higher product costs. Our gross margin will also be affected by manufacturing or supply chain inefficiencies that we may experience as we attempt to manufacture our products on a larger scale, manufacture new products and change our manufacturing capacity or output. Additionally, our gross margin will continue to be affected by royalty expenses on current or future products associated with various licensing agreements. Our gross margin in future periods may also be impacted by other factors adversely affecting our net sales in future periods, including the impact of the COVID-19 pandemic, supply chain disruptions, the current macroeconomic environment, including inflationary pressures and fluctuations in foreign currency, and the impact of the reductions on payment rates for certain of our products and related services as a result of the CMS Final Rules.

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

In-process Research and Development

There were no in-process research and development (IPR&D) expenses for the three months ended September 30, 2022, however there was $10.0 million in IPR&D expenses for the nine months ended September 30, 2022 related to our iVeena licensing agreement previously discussed above in the section titled Recent Developments within Note 1, Organization and Basis of Presentation, to the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Our IPR&D expenses for the three months ended September 30, 2021 relate to our exclusive licensing agreement with Attillaps Holdings, Inc. (Attillaps). We paid $5.0 million upon the signing of the exclusive licensing agreement. IPR&D expenses for the nine months ended September 30, 2021 also include our exclusive licensing agreement with Intratus, in which we paid $5.0 million upon signing of that agreement.

Litigation-related Settlement

Pursuant to the terms of a settlement agreement dated September 14, 2021 (Settlement Agreement), Ivantis, Inc. paid us $30.0 million during the three months ended September 30, 2021 and $30.0 million during the three months ended March 31, 2022. These cash payments are included in litigation-related settlement as a reduction of operating expenses on the condensed consolidated income statement.

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

Income Taxes

Our tax provision is comprised of state and foreign income taxes. Our net deferred tax liability of $7.3 million at September 30, 2022 represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets. We continue to provide a full valuation allowance against our other net deferred tax assets.

We record reserves for uncertain tax positions where we believe the ability to sustain the tax position does not reach the more likely than not threshold.

Results of Operations

Comparison of Three Months Ended September 30, 2022 and September 30, 2021 (in thousands):

	Three Months Ended
	September 30,		% Increase
(dollars in thousands)	2022	2021	(decrease)
Statements of operations data:
Net sales	$71,269	$74,710	(5)%
Cost of sales	16,861	15,370	10%
Gross profit	54,408	59,340	(8)%
Operating expenses:
Selling, general and administrative	47,149	44,470	6%
Research and development	28,870	28,846	-%
In-process research and development	-	5,000	(100)%
Litigation-related settlement	-	(30,000)	(100)%
Total operating expenses	76,019	48,316	57%
(Loss) income from operations	(21,611)	11,024	NM
Total non-operating expense, net	(5,718)	(4,592)	25%
Income tax provision	247	202	22%
Net (loss) income	$(27,576)	$6,230	NM

NM = Not Meaningful

Net Sales

Net sales for the three months ended September 30, 2022 and September 30, 2021 were $71.3 million and $74.7 million, respectively.

Net sales of glaucoma products in the United States were $37.2 million and $43.4 million for the three months ended September 30, 2022 and September 30, 2021, respectively, decreasing by 14%. This decrease is primarily due to lower volumes caused by the reduced CMS physician fee that was implemented on January 1, 2022, which has disrupted traditional customer ordering patterns and has resulted in our customers’ trialing of competitive products. Additionally, sales in the third quarter of 2021 were positively impacted by abnormally high demand for cataract and glaucoma procedures following the rollout of the COVID-19 vaccines and increasing normalized economic and operating conditions within certain markets in which we operated at that time.

International sales of glaucoma products for the three months ended September 30, 2022 and September 30, 2021 were $16.5 million and $15.1 million, respectively, increasing by 9%. The increase in international sales reflects broad-based growing demand in many key international markets for combined cataract and glaucoma procedures, the dollar-based results of which were substantially affected by unfavorable foreign exchange rates during the quarter ended September 30, 2022, as compared to the quarter ended September 30, 2021.

Net sales of corneal health products were $17.5 million and $16.2 million for the quarter ended September 30, 2022 and September 30, 2021, respectively, increasing by 8%. Of the $1.3 million increase in net sales generated by our corneal health products, $1.5 million related to U.S. sales using direct sales operations, which was comprised of an increase of $1.6 million of Photrexa net sales partially offset by reductions of $0.2 million in U.S. capital equipment sales. Additionally, U.S. corneal health sales for the quarter ended September 30, 2022 were positively impacted by higher realized average sales prices of Photrexa. Our international corneal health sales decreased $0.2 million, in locations where we utilize distributors given we do not have a direct commercial presence.

Cost of Sales

Cost of sales for the three months ended September 30, 2022 and September 30, 2021 were $16.9 million and $15.4 million, respectively. Our gross margin was 76% for the three months ended September 30, 2022 and 79% for the three months ended September 30, 2021. This variance from the prior year period resulted primarily from an increase in the product mix of modestly lower margin products of international market sales and higher materials cost due to the inflationary environment.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended September 30, 2022 and September 30, 2021 were $47.1 million and $44.5 million, respectively, reflecting an increase of approximately $2.7 million or 6%.

We incurred approximately $29.8 million of costs associated with commercial personnel and discretionary spending during the three months ended September 30, 2022 as compared to $27.7 million during the three months ended September 30, 2021, with the increase primarily due to compensation and related employee expenses associated with our sales infrastructure in glaucoma and corneal health, along with increased travel, meetings and accompanying costs as business activities have reopened and expanded over the course of the last twelve months. We also incurred approximately $17.3 million of costs associated with general and administrative personnel and discretionary spending during the three months ended September 30, 2022 as compared to $16.8 million during the three months ended September 30, 2021, associated with our ongoing administrative functions and amortization of our right-of-use asset related to our long-term lease for the Aliso Facility.

Research and Development Expenses

R&D expenses for the three months ended September 30, 2022 and September 30, 2021 were consistent overall at $28.9 million and $28.8 million, respectively.

During the three months ended September 30, 2022, we incurred $18.7 million in core R&D expenses and $10.2 million in clinical expenses, comprised of $16.0 million in compensation and related employee expenses with the remaining $12.9 million spent on the continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (often referred to as “epi-on”), iDose and our earlier stage programs for dry eye, presbyopia, retina and other therapeutic investments. For the three months ended September 30, 2021, we incurred $19.7 million in core R&D expenses and $9.1 million in clinical expenses, comprised of $13.0 million in compensation and related employee expenses with the remaining $15.8 million spent on the abovementioned programs.

In-process Research and Development Expenses

There were no IPR&D expenses for the three months ended September 30, 2022.

Our IPR&D expenses for the three months ended September 30, 2021 relate to our exclusive licensing agreement with Attillaps, as described above.

Non-Operating Expense, Net

We had non-operating expense, net of $5.7 million and $4.6 million for the three months ended September 30, 2022 and September 30, 2021, respectively. The $1.1 million increase primarily relates to recognition of unrealized foreign currency losses due to higher intercompany loan balances denominated in, and impacted by, unfavorable changes in foreign currency exchange rates. Non-operating expense, net also includes interest expense recognized related to the Convertible Notes and to the finance lease for our Aliso Facility.

Income Tax Provision

Our effective tax rate for the third quarter of 2022 was (0.90)%. For each of the three months ended September 30, 2022 and September 30, 2021, we recorded a provision for income taxes of $0.2 million which were primarily comprised of current state and foreign income tax expense.

Comparison of Nine Months Ended September 30, 2022 and September 30, 2021 (in thousands):

	Nine Months Ended
	September 30,		% Increase
(dollars in thousands)	2022	2021	(decrease)
Statements of operations data:
Net sales	$211,635	$220,771	(4)%
Cost of sales	51,757	49,762	4%
Gross profit	159,878	171,009	(7)%
Operating expenses:
Selling, general and administrative	140,998	131,691	7%
Research and development	87,459	74,321	18%
In-process research and development	10,000	10,000	-%
Litigation-related settlement	(30,000)	(30,000)	-%
Total operating expenses	208,457	186,012	12%
Loss from operations	(48,579)	(15,003)	224%
Total non-operating expense, net	(18,688)	(12,029)	55%
Income tax provision	468	689	(32)%
Net loss	$(67,735)	$(27,721)	144%

Net Sales

Net sales for the nine months ended September 30, 2022 and September 30, 2021 were $211.6 million and $220.8 million, respectively.

Net sales of glaucoma products in the United States were $109.3 million and $129.6 million for the nine months ended September 30, 2022 and September 30, 2021, respectively, decreasing by 16%. This decrease is primarily due to lower volumes caused by the reduced CMS physician fee that was implemented on January 1, 2022, which has disrupted traditional customer ordering patterns and has resulted in our customers’ trialing of competitive products. Additionally, sales in the second and third quarters of 2021 were positively impacted by abnormally high demand for cataract and glaucoma procedures following the rollout of the COVID-19 vaccines and increasing normalized economic and operating conditions within certain markets in which we operated at that time.

International sales of glaucoma products for the nine months ended September 30, 2022 and September 30, 2021 were $52.0 million and $45.3 million, respectively, increasing by 15%. The increase in international sales reflects broad-based growing demand in many key international markets for combined cataract and glaucoma procedures, the dollar-based results of which were substantially affected by unfavorable foreign exchange rates during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Net sales of corneal health products were $50.3 million and $45.9 million for the nine months ended September 30, 2022 and September 30, 2021, respectively, increasing by 10%. Of the $4.4 million increase in net sales generated by our corneal health products, $4.0 million related to U.S. sales using direct sales operations, which was comprised of an increase of $4.4 million of Photrexa net sales offset by reductions of $0.4 million in U.S. capital equipment sales. Additionally, U.S. corneal health sales for the nine months ended September 30, 2022 were positively impacted by higher realized average sales prices of Photrexa. Our international corneal health sales increased $0.4 million, in locations where we utilize distributors given we do not have a direct commercial presence, due to increased demand in the nine months ended September 30, 2022 in certain geographies in which we operate.

Cost of Sales

Cost of sales for the nine months ended September 30, 2022 and September 30, 2021 were $51.8 million and $49.8 million, respectively, reflecting an increase of $2.0 million. Our gross margin was 76% for the nine months ended September 30, 2022 and 77% for the nine months ended September 30, 2021. This slight variance from the prior year period resulted primarily from an increase in the product mix of modestly lower margin products of international market sales and higher materials cost due to the inflationary environment.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2022 and September 30, 2021 were $141.0 million and $131.7 million, respectively, reflecting an increase of approximately $9.3 million or 7%.

We incurred approximately $92.1 million of costs associated with commercial personnel and discretionary spending during the nine months ended September 30, 2022 as compared to $82.2 million during the nine months ended September 30, 2021, with the increase primarily due to compensation and related employee expenses associated with our sales infrastructure in glaucoma and corneal health, along with increased travel, meetings and accompanying costs as business activities have reopened and expanded over the course of the last twelve months. We also incurred approximately $48.9 million of costs associated with general and administrative personnel and discretionary spending during the nine months ended September 30, 2022 as compared to $49.5 million during the nine months ended September 30, 2021, associated with our ongoing administrative functions and amortization of our right-of-use asset related to our long-term lease for the Aliso Facility.

Research and Development Expenses

R&D expenses for the nine months ended September 30, 2022 and September 30, 2021 were $87.5 million and $74.3 million, respectively, reflecting an increase of approximately $13.2 million or 18%.

During the nine months ended September 30, 2022, we incurred $55.2 million in core R&D expenses and $32.3 million in clinical expenses, comprised of $46.3 million in compensation and related employee expenses with the remaining $41.2 million spent on the continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (often referred to as “epi-on”), iDose and our earlier stage programs for dry eye, presbyopia, retina and other therapeutic investments. For the nine months ended September 30, 2021, we incurred $49.6 million in core R&D expenses and $24.8 million in clinical expenses, comprised of $36.6 million in compensation and related employee expenses with the remaining $37.7 million spent on the abovementioned programs. The increase in R&D expenses relates to compensation and related employee expenses related to our growing R&D organization and increased facilities allocation costs to R&D given our new facility in Aliso Viejo.

In-process Research and Development Expenses

IPR&D expenses for the nine months ended September 30, 2022 consisted of the upfront fee of $10.0 million related to the exclusive licensing agreement with iVeena. IPR&D expenses for the nine months ended September 30, 2021 were related to payment of the upfront fees of $5.0 million and $5.0 million related to our exclusive licensing agreements with Intratus, Inc. and Attillaps, respectively.

Litigation-related Settlement

The $30.0 million cash payment from the Settlement Agreement received during the nine months ended September 30, 2022 and September 30, 2021 are included in litigation-related settlement as a reduction of operating expenses on the condensed consolidated statements of operations.

Non-Operating Expense, Net

We had non-operating expense, net of $18.7 million and $12.0 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. The $6.7 million increase primarily relates to recognition of unrealized foreign currency losses due to higher intercompany loan balances denominated in, and impacted by, unfavorable changes in foreign currency exchange rates. Non-operating expense, net also includes interest expense recognized related to the Convertible Notes and to the finance lease for our Aliso Facility.

Income Tax Provision

Our effective tax rate for the nine months ended September 30, 2022 was (0.70)%. For the nine months ended September 30, 2022 and September 30, 2021, we recorded a provision for income taxes of $0.5 million and $0.7 million, respectively, which were primarily comprised of current state and foreign income tax expense and deferred federal and state income tax benefits for the nine months ended September 30, 2022, and state and foreign income taxes for the nine months ended September 30, 2021.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, and cash generated from operating, financing and investing activities. Our primary uses of cash have been for selling and marketing activities, research and development programs, and capital expenditures.

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$104,018	$100,708
Short-term investments	257,600	313,343
Accounts receivable, net	34,766	33,438
Inventory	34,182	23,011
Accounts payable	11,465	7,333
Accrued liabilities	49,150	56,027
Working capital (1)	388,226	422,766
(1)	Working capital consists of total current assets less total current liabilities.

Main Sources of Liquidity

We plan to fund our operations, commitments for capital expenditures and other short and long-term known contractual and other obligations using existing cash and investments and, to the extent available, cash generated from commercial operations. Our existing cash and investments include the remaining net proceeds from the Convertible Notes issued in June 2020 (after payment for the related capped call transactions), and the two $30.0 million payments by Ivantis, Inc. during the quarters ended March 31, 2022 and September 30, 2021, which are being used for working capital and general corporate purposes.

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

Our cash, cash equivalents and short-term investments totaled approximately $361.6 million and our restricted cash totaled approximately $9.1 million as of September 30, 2022.

Senior Convertible Notes

Our Convertible Notes may be converted at the option of the holders at the times and under the circumstances and at the conversion rate described in Note 9. Convertible Senior Notes of the notes to our condensed consolidated financial statements. As of September 30, 2022, none of the conditions allowing holders of the Convertible Notes to convert had been met. These conditions are measured each quarter. For example, if our trading price remains above 130% of the conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, September 30, 2022, holders of the Convertible Notes would have the right to convert their Convertible Notes during the calendar quarter beginning October 1, 2022. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. Settling all or a portion of the conversion obligation in cash could adversely affect our liquidity. In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

We may seek to obtain additional financing in the future through other debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all and although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations.

Short-term Liquidity Requirements

Our short-term liquidity requirements primarily consist of regular operating costs, interest payments related to our Convertible Notes, funding R&D projects, capital expenditures as we continue the development of our facilities and office spaces, operating and financing lease obligations and other firm purchase commitments. As of September 30, 2022, we had net working capital of $387.6 million, which indicates that our current assets are more than enough to cover our short-term liabilities.

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

The following table is a condensed summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(28,947)	$29,359
Investing activities	28,124	(49,360)
Financing activities	5,722	37,643
Exchange rate changes	(1,927)	(1,257)
Net increase in cash, cash equivalents and restricted cash	$2,972	$16,385

At September 30, 2022, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the nine months ended September 30, 2022, our operating activities used $28.9 million in net cash and in the nine months ended September 30, 2021 our operating activities provided $29.4 million of net cash.

For the nine months ended September 30, 2022, our net cash used in operating activities reflected our net loss of $67.7 million, adjusted for non-cash items of $59.5 million, primarily consisting of stock-based compensation expense of $26.9 million, depreciation of $4.7 million, amortization of intangible assets of $18.7 million, and amortization of lease right-of-use assets of $3.4 million. Additionally, changes in operating assets and liabilities were $20.7 million, which resulted primarily from increases in accounts receivable of $3.1 million, an increase in inventory of $11.9 million, and an increase in prepaid expenses and other current assets of $3.4 million, as well as an increase in other assets of $0.5 million, and a decrease in accounts payable and accrued liabilities of $1.8 million.

For the nine months ended September 30, 2021, our net cash provided by operating activities reflected our net loss of $27.7 million, adjusted for non-cash items of $54.1 million, primarily consisting of stock-based compensation expense of $22.9 million, depreciation of $3.5 million, amortization of intangible assets of $18.7 million, and amortization of lease right-of-use assets of $3.5 million. Additionally, changes in operating assets and liabilities were $3.0 million, which resulted primarily from increases in accounts payable and accrued liabilities of $11.7 million and a decrease in accounts receivable of $0.5 million, partially offset by increases in inventory of $4.3 million, and an increase in prepaid expenses and other current assets of $5.0 million.

Investing Activities

In the nine months ended September 30, 2022 our investing activities provided $28.1 million of net cash and for the nine months ended September 30, 2021, our investing activities used $49.4 million of net cash.

For the nine months ended September 30, 2022, we used cash of approximately $47.3 million for purchases of short-term investments, approximately $22.0 million for purchases of property and equipment, primarily related to our facilities in Aliso Viejo, California; Burlington, Massachusetts; and San Clemente, California; and approximately $0.2 million related to investments in company-owned life insurance, and we received cash of approximately $97.5 million from sales and maturities of short-term investments.

For the nine months ended September 30, 2021, we used cash of approximately $191.8 million for purchases of short-term investments, approximately $38.5 million for purchases of property and equipment, primarily related to our Aliso Facility, approximately $1.5 million related to investments in company-owned life insurance, and we received cash of approximately $182.4 million from sales and maturities of short-term investments.

We expect to continue our increased levels of capital expenditures over the remainder of the year as we continue expansion of our manufacturing capacity for current and new products, improve our manufacturing efficiency and for overall facility expansion.

Financing Activities

In the nine months ended September 30, 2022 and September 30, 2021, our financing activities provided $5.7 million and $37.6 million of net cash, respectively.

For the nine months ended September 30, 2022, we received $8.5 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan, used $2.4 million for payment of employee taxes related to restricted stock unit vesting and paid $0.4 million in principal on our finance lease.

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

Material Cash Requirements

There have been no material changes to our material cash requirements, including commitments for capital expenditures and known contractual and other obligations, as of September 30, 2022 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

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

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022. There have been no material changes to our critical accounting policies and estimates as disclosed therein, during the nine months ended

September 30, 2022, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our exposure to market risk since December 31, 2021, with the exception of foreign exchange risk.

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Increases or decreases in our foreign-denominated revenue from movements in foreign exchange rates are often partially offset by the corresponding increases or decreases in our foreign-denominated operating expenses.

To the extent that our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to assess our approach to managing this risk. In addition, currency fluctuations or a weakening US dollar can increase the costs of our international operations. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.

Refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022 for further detail.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our third fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item IA of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, which was filed with the United States (U.S.) Securities and Exchange Commission (SEC) on August 5, 2022. These risks and uncertainties are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other than with respect to risks relating to foreign exchange rate fluctuations and the U.S. Inflation Reduction Act, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, which was filed with the SEC on August 5, 2022.

Risks Related to Our Business

The reduced reimbursement rates established by CMS for 2022 have, and may continue to, materially and adversely impact our business operations and financial results.

As described in Item 1, Business, “Recent Developments – 2022 reimbursement rates” contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022, the U.S. Centers for Medicare & Medicaid Services’ (CMS’) final rules for 2022 Medicare physician fee payment rates and 2022 Medicare facility fee payment rates for services furnished in both the ambulatory surgery center and hospital outpatient settings (Final Rules) impose a new, significantly lower physician fee and a slightly reduced facility fee related to the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, furnished in the ambulatory surgery center setting. We believe these CMS physician fee and facility fee rate decreases disrupted traditional customer ordering patterns and have resulted in our customers’ trialing of competitive products, causing reduced glaucoma sales volumes in the U.S. during our first three quarters of 2022. These rates were not significantly modified in CMS’ final rules for 2023 physician fee and facility rates. We expect the reduction of the physician fee will continue to have an adverse impact on procedural iStent family product volumes, in conjunction with cataract surgery, in 2022 and in 2023, as currently proposed, as well as on our U.S. combo-cataract glaucoma revenues, gross profit, and net income, the full extent of which is not known at this time.

Additionally, the Final Rules established facility fee payment rates for the procedure that hospitals and ambulatory surgery centers will use with Glaukos’ iStent infinite product, which received 510(k) clearance from the U.S. Food and Drug Administration (FDA) on August 2, 2022, that were lower than anticipated. These rates were not significantly modified in CMS’ final rules for 2023 facility fee payment rates. The physician fee payment rate for this procedure will be set by the multi-state, regional contractors, or Medicare Administrative Contractors (MACs), responsible for administering Medicare claims, and is unknown at this time. This physician fee payment rate, alone or in combination with the standalone facility fee payment rate, may result in inadequate reimbursement and impact the use of this product, and our net sales.

The COVID-19 pandemic has adversely affected, and could continue to materially and adversely affect, our business, results of operations, financial condition, liquidity, and cash flows, and other public health crises could have a similar impact.

COVID-19 and its resulting variant viruses have had, and could continue to have, an adverse effect on our business, results of operations, financial condition, liquidity and cash flows. Other future public health crises may also have a negative impact on our business.

Throughout the course of the COVID-19 pandemic, we adopted various strategies to protect our employees and adhere to the guidance and orders of various governmental authorities, such as remote working, masking, testing and social distancing requirements. Additionally, we have experienced a number of COVID-19 cases among our workforce, and we could experience a wider-spread outbreak of COVID-19 or other public health crises in our manufacturing facilities, which could require us to temporarily shut down manufacturing operations and/or cause a disruption to, or shortage in, our workforce. If a widespread outbreak were to occur, or if new variant strains of the COVID-19 virus or another infectious disease require re-closures or other preventative measures, we may experience delays in shipments of our products, which could harm our customer relations and adversely impact our competitive positioning and sales. We have also experienced restrictions on the ability of our personnel to travel and access customers and clinical sites for training and support. Other potential disruptions include delays in approvals by regulatory bodies; delays in product development efforts; and further challenges to our capacity to manufacture, sell and support the use of our products.

Additionally, as described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Impact of the Macroeconomic Environment,” some of our supply chain and development partners have experienced longer lead times, delays, higher prices and unfulfilled deliveries of product due to the COVID-19 pandemic and global inflationary pressures, both in raw material acquisition and due to labor shortages. If these longer lead times, delays, increased prices and partial or unfilled deliveries persist, they could impact our ability to ship some of our products to our customers, or bring some of our pipeline products to market, in a timely manner.

We cannot predict the timing and full impact of the pandemic on our future financial and operating results given the continued uncertainties associated with the pandemic, including the possibility of future surges of COVID-19, the efficacy of vaccines and therapeutics for COVID-19 and patient reluctance to seek primary care from optometrists and ophthalmologists or undergo medical procedures during or following the pandemic. Additionally, the COVID-19 pandemic has led to widespread staffing shortages, including in ambulatory surgery centers, which has and may continue to impact elective procedures. Restrictions on elective procedures and therapies and the closures of ophthalmic practices in an effort to halt the spread of COVID-19 impacted the progress of our pipeline products, such as the slowdown in new patient enrollment in our iDose clinical trial in 2020 and 2021, which delayed the iDose approval timeline, and future public health crises could have a similar adverse impact. While we cannot predict the full impact of COVID-19 or future pandemic, epidemic or infectious disease outbreaks on the timing of completion of our clinical trials and the expected regulatory approvals of our pipeline products, our disclosed targeted approval dates anticipate, to our best estimate, such impact.

We have incurred significant losses since inception and our business requires substantial capital and operating expenditures to operate and grow. There can be no guarantee that we reach sustained profitability.

Since the Company’s inception in 1998, we have incurred significant operating losses. As of September 30, 2022, we had an accumulated deficit of approximately $432.9 million, principally from costs incurred in our clinical trial, research and development (R&D) programs and from our general and administrative expenses. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering, the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities, cash generated from commercial operations and the issuance of the Company’s 2.75% convertible notes due 2027 (Convertible Notes). To implement our global business strategies we need to, among other things, fund ongoing R&D activities, expand our manufacturing capabilities, grow our sales and marketing organization, enforce or defend our intellectual property rights, acquire companies or in-license products or intellectual property, and obtain regulatory clearance or approval to commercialize our existing products in international markets or to commercialize those currently under development in the U.S. and internationally. As a result, we expect our expenses to continue to increase as we pursue these objectives. While we believe we have sufficient cash to fund our operations for at least the next 12 months from the date our condensed consolidated financial statements for the quarter ended September 30, 2022 are made publicly available, our ability to reach sustained profitability is highly uncertain, especially given our increasingly competitive landscape, which makes forecasting our sales more difficult.

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

It is important that we continue to build a more complete product offering. Developing additional products is expensive and time-consuming. Even if we are successful in developing our additional pipeline products, including those currently in development, the success of our new product offerings is inherently uncertain and there can be no assurance that our products will receive regulatory approval or produce net sales in excess of the costs of development. Any current or new products could also quickly be rendered obsolete by changing customer preferences, third party payor reimbursement levels, or the introduction by our competitors of products embodying superior technologies, features or better product safety, quality or efficacy. Our competitors include large publicly traded companies or divisions thereof and have more resources, greater name recognition, longer operating histories, more established relationships with healthcare professionals, customers and third-party payors, broader products lines, more established sales and marketing programs and distribution networks, and greater experience in obtaining regulatory clearance or approval. Additionally, our research programs, which are expensive and time-intensive, may fail to yield product candidates for clinical development despite showing initial promise. If we are unable to successfully commercialize additional products, our business prospects would be materially affected.

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

Our existing foreign operations, as well as our planned international growth, expose us to additional uncertainty and risks beyond regulatory authorization and reimbursement levels. Internationally, we sell our products through direct sales organizations in seventeen countries and a network of third-party distribution partners in other markets. These international operations expose us and our subsidiaries and third-party distributors to a variety of risks including, without limitation, the following:

●	different, and in some cases more exacting and lengthy, regulatory approval processes, regulations and laws, and pricing and reimbursement systems;
●	reduced or varied protection for intellectual property rights or difficulties enforcing our intellectual property rights and defending against third-party threats and intellectual property enforcement actions against us, our distributors, or any of our third-party suppliers;
●	pricing pressure or longer sales and payment cycles;
●	different competitive dynamics, including smaller market sizes, which we may not be able to fully appreciate before entering certain foreign markets;
●	a shortage of high-quality sales personnel and distributors, and the difficulties of managing foreign operations;
●	relative disadvantages compared to competitors with more recognizable names, longer operating histories and better established distribution networks and customer relationships;
●	political and economic instability, international terrorism and anti-U.S. sentiment, or the imposition of U.S. or international sanctions that could restrict or prohibit continued business;
●	changes in duties and tariffs, license obligations, importation laws and other non-tariff barriers to trade;
●	scrutiny of foreign tax authorities that could result in significant fines, penalties and additional taxes;
●	different cultural norms which may impact how business is conducted;
●	laws and business practices favoring local companies;
●	difficulties in maintaining consistency and compliance with our internal guidelines;
●	difficulties in enforcing agreements and collecting receivables through foreign legal systems;
●	risks of money laundering, bribery and corruption practices, off-label promotion or breach of sanction regulations by our personnel or distributors, which may be difficult for us to discover or prevent;
●	failures by our third-party partners to properly assist us with local guidance on operations, financial and other reporting, accounting, tax, payroll, legal and regulatory matters; and
●	the imposition of costly and lengthy new export licensing requirements and restrictions, particularly relating to technology.

Additionally, we are exposed to changes in foreign currencies relative to the U.S. dollar, which are references to the differences between the foreign-exchanges rates we use to convert the financial results of our international operations from local currencies into U.S. dollars for financial reporting purposes. This impact of foreign-exchange rate changes is calculated based on the difference between the current period’s currency exchange rates and that of the comparable prior period. Further, significant foreign exchange rate fluctuations resulting in a decline in the respective local currency may decrease our revenues and earnings from our foreign operations. As a result of our global operations, our revenue, gross margins, operating expense and operating income in some international markets have been and may continue to be affected by foreign currency fluctuations.

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

Our sole manufacturing location for our iStent products is an approximately 98,000 square foot campus located in San Clemente, California, where we manufacture, inspect, package, release and ship nearly all of our iStent and iStent inject products. In 2022, we relocated our corporate administrative headquarters to a new facility in Aliso Viejo, California (Aliso Facility). This is the location where we conduct substantially all of our R&D activities, customer and technical support, and management and administrative functions. If either of our San Clemente or Aliso Facility suffers a crippling event, or a force majeure event such as an earthquake, fire or flood, this could materially impact our ability to operate.

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

Our net sales may experience volatility due to a number of factors, many of which are beyond our control, including, among other things, impacts from the COVID-19 pandemic, macroeconomic conditions, fluctuating demand, pricing pressures applicable to our products, changes in foreign currency exchange rates, Medicare payment rates established by CMS, commercialization of our new and existing products and the marketing of competitive products, results of clinical research and trials, regulatory approval requirements and timings and legislative changes affecting our products, variances in the sales terms, supply chain and inventory management, shortage of raw materials, timing or volume of customer orders and the length of our sales cycle, which varies and may be unpredictable. As a result, you should not rely on our results in any past period as an indication of future results and you should anticipate that fluctuations in our quarterly and annual operating results may continue and could generate volatility in the price of our common stock. We believe that quarterly comparisons of our financial results should not be relied upon as an indication of our future performance.

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

As of September 30, 2022, we had $287.5 million in principal amount of indebtedness as a result of the issuance of the Convertible Notes. We may also incur additional indebtedness to meet future financing needs. Interest payments, fees, covenants and restrictions under agreements governing our current or future indebtedness, including the indenture governing the Convertible Notes, could have significant consequences, including the following: impairing our ability to successfully continue to commercialize our current or future products; limiting our ability to obtain additional financing on satisfactory terms; increasing our vulnerability to general economic downturns, competition and industry conditions; requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness; inhibiting our flexibility to plan for, or react to, changes in our business; and diluting the interests of our existing stockholders if we issue shares of our common stock upon conversion of the Convertible Notes. The occurrence of any one of these events could have an adverse effect on our business, financial condition, operating results or cash flows and ability to satisfy our obligations under the indenture governing the Convertible Notes and any other indebtedness.

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

Noteholders may require us to repurchase their Convertible Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the aggregate principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Convertible Notes surrendered or Convertible Notes being converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes, or to pay any cash payable on future conversions of the Convertible Notes, as required by the indenture governing the Convertible Notes would constitute a default under the indenture governing the Convertible Notes, which event, or the occurrence of the fundamental change itself, may lead to a default under any future credit facility or other agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.

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

In some instances we or our partners have pursued, and may in the future pursue, a regulatory clearance or approval that proves unsuccessful, such as the FDA’s recent failure to approve the PreserFlo Microshunt in the U.S. and our recent determination to conduct a second pivotal confirmatory study of our Epioxa pharmaceutical therapy based on recommendations from the FDA in pre-NDA submission meetings, which has been shown to substantially increase the time and financial resources required to obtain FDA or other regulatory approval or could result in new competitive products reaching the market faster than our product candidate, which could materially adversely impact our competitive position and prospects. We cannot assure you that we will receive the requisite or timely approvals to sell our product candidates.

Even after we have obtained the proper regulatory clearance or approval to market a product, we have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations. We may also be required to seek additional regulatory approvals to modify our approved products or their manufacturing processes or indications, which may entail significant time and expense. We and our suppliers are subject to extensive post-marketing regulatory requirements and failure to comply with applicable requirements could subject us to enforcement actions, including product approval withdrawals. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. Other post-market requirements that may regulate our products include establishment registration and device listing, quality system and good manufacturing requirements, reporting of adverse events and device malfunctions, reporting of corrections and removals (recalls), labeling requirements, and promotional restrictions. Under FDA regulations, combination products are subject to the quality system and good manufacturing requirements applicable to both drugs and medical devices. Our products could malfunction, cause unexpected adverse events, or experience performance problems that require review and possible corrective action by us or a component supplier, including a recall or market withdrawal. Failure to conduct any required post-marketing studies for our approved products in a timely manner could result in the revocation of the approval for the product that is subject to such a requirement and could also result in the recall or withdrawal of the product. Any recall or product withdrawal, whether required by the FDA or another regulatory authority or initiated by us, could harm our reputation with customers and negatively affect our sales.

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

We may from time to time increase the prices of our products, as we do with our Photrexa therapies. Drug pricing by pharmaceutical manufacturers are subject to reporting requirements and is currently, and is expected to continue to be, under close scrutiny, including with respect to manufacturers that increase the price of products after acquiring those products from other companies. In some cases, such scrutiny has resulted in congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturers’ patient support programs, and reform government program reimbursement methodologies for products. Although our price increases have been based upon third party studies of the projected economic value of our products to the healthcare system, they may still become subject to such scrutiny.

In May 2017, the EU adopted Medical Devices Regulation 2017/745 (MDR), which repealed and replaced the Medical Device Directive (MDD). MDR went into effect in May 2021, and provides for stricter controls of medical devices than did MDD. Under provisions that govern the transition from MDD to MDR, medical devices with notified body certificates issued under the MDD prior to May 2021 may continue to be marketed and sold as long as those certificates are valid (up to a maximum of five years from the date of issue) or until May 2024 at the latest. After the expiration of any applicable transitional period, only devices that have been CE marked under MDR may be placed on the market in the EU. Our failure, or the failure of our contract manufacturers, to obtain CE marks for all of our products under MDR on a timely basis, or to comply with MDR, could restrict our ability to sell our products in the EU or other parts of the world, which would have a material adverse effect on our business and financial results. Additionally, the U.K.’s withdrawal from the EU in 2020 and the end of the mutual recognition and related trade facilitating effects for medical devices between the EU and Switzerland in May 2021 have added certain costs and complexities to the shipment and sales of our products in those countries, which will likely continue for the foreseeable future.

Additionally, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government. The Inflation Reduction Act requires drug manufacturers to pay rebates to Medicare if they increase prices faster than inflation for certain drugs used by Medicare beneficiaries. The expansion of inflation-based rebates may complicate pricing strategies. The Inflation Reduction Act of 2022 or other similar legislation could have the effect of reducing the prices we can charge and reimbursement we receive for our products, thereby reducing our profitability.

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

In addition to uncertainties surrounding coverage policies, there are uncertainties regarding appropriate reimbursement for the procedures associated with our new products like iAccess and iPRIME as well as sporadic volatility in reimbursement levels of existing products, including our Photrexa therapy. The demand for, and the profitability of, our products could be materially harmed if the Medicaid program, Medicare program, other healthcare programs in the U.S. or elsewhere, or third party commercial payors in the U.S. or elsewhere deny reimbursement for our products, limit the indications for which our products will be reimbursed, are unclear on appropriate reimbursement codes or provide reimbursement only on unfavorable terms. MACs have in the past, and may in the future, change coverage terms, which could result in inadequate reimbursement and impact the use of our products. Also, when procedures associated with our products transition from temporary CPT Category III codes to permanent CPT Category I codes, the physician and facility reimbursement levels associated with the procedures using these products could be decreased, such as the decreased payment rates for procedures using our iStent-related products, in conjunction with cataract surgery, established by CMS for 2022, as discussed earlier in these Risk Factors under the heading “Risks Related to Our Business.” Even when a permanent billing code has been assigned to a product, there is no guarantee that coverage will be provided. If we are unable to maintain our existing codes or obtain new permanent codes for procedures using our products, use existing codes for new products or obtain new reimbursement codes for our other products in development, we may be subject to significant pricing pressure, which could harm our business, results of operations, financial condition and prospects. In the foreign markets in which we operate, different pricing and reimbursement systems, which could result in lower reimbursement, could harm our ability to operate our business.

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

Risks Related to Being a Public Company and Our Common Stock

Anti-takeover provisions in our Charter and Bylaws and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our Restated Certificate of Incorporation (Charter) and amended and restated bylaws (Bylaws) may have the effect of delaying or preventing a change of control or changes in our management. Our Charter and Bylaws include provisions that:

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

* Filed Herewith.

** Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on November 3, 2022.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chairman and Chief Executive Officer (Principal Executive Officer; Duly Authorized Officer)

By:	/s/ ALEX R. THURMAN
Alex R. Thurman
Senior Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)