Form 10-K
period 2022-12-31
GLAUKOS Corp
filed 2023-02-24
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common stock as reported on The New York Stock Exchange, was $2,067 million.

The number of shares of the Registrant’s common stock outstanding as of February 22, 2023 (latest practicable date) was 47,878,462 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 2022.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements other than statements of historical or current facts in this report or referred to or incorporated by reference into this report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements in this Annual Report on Form 10-K include statements regarding: future operations; expected operating results and financial performance; the Company’s strategy for growth; product development activities; regulatory approvals, including timing and likelihood of success; market position and expenditures, and may be included under Item 1 - “Business,” Item 1A - “Risk Factors,” Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K contain forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions based on the information currently available to management. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we caution you that these forward-looking statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.

You are urged to carefully review the disclosures we make concerning the risks we face and other factors that may affect the outcome of our forward-looking statements and our business and operating results, including the risks set forth in the “Risk Factors” section of this Annual Report on Form 10-K. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate, and actual results may differ materially from those expressed or implied by the forward-looking statements. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans or that any of our expectations will occur in any specified time frame, or at all. You are therefore cautioned not to place undue reliance on the forward-looking statements included in this Annual Report on Form 10-K, which speak only as of the date of this document. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

WEBSITE REFERENCES

In this Annual Report on Form 10-K, we make references to our website at www.glaukos.com. References to our website through this Form 10-K are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report on Form 10-K.

i

PART I

ITEM 1.BUSINESS

Overview

Glaukos is an ophthalmic medical technology and pharmaceutical company focused on developing novel therapies for the treatment of glaucoma, corneal disorders, and retinal disease. We first developed Micro-Invasive Glaucoma Surgery (MIGS) as an alternative to the traditional glaucoma treatment paradigm, launching our first MIGS device commercially in 2012, and continue to develop a portfolio of technologically distinct and leverageable platforms to support ongoing pharmaceutical and medical device innovations. Products and product candidates for each of these platforms are designed to advance the standard of care through better treatment options across the areas of glaucoma, corneal disorders such as keratoconus, dry eye and refractive vision correction, and retinal diseases such as neovascular age-related macular degeneration (AMD), diabetic macular edema (DME), and retinal vein occlusion (RVO).

Ophthalmic diseases and disorders are a national and global health concern and, as the population ages, the number of individuals with vision impairment and blindness is increasing. Moreover, improving access to cost-effective tools is increasing the diagnosis of sight-threatening ocular diseases globally and driving demand for innovative products, technologies, and therapies that improve clinical outcomes, demonstrate favorable safety profiles and provide ease of use and reliability. In response to the significant unmet needs that exist within ophthalmology we have designed commercial and development-stage solutions to provide ophthalmologists with various treatment options.

Our commercial solutions and development-stage product candidates include:

●	MIGS products that primarily involve the insertion of a micro-scale device or drug delivery system designed to reduce intraocular pressure (IOP) by restoring the natural aqueous humor outflow pathways for patients suffering from glaucoma;
●	bio-activated pharmaceuticals that are intended to strengthen, stabilize, and reshape the cornea for patients impacted by corneal ectatic disorders such as keratoconus or refractive disorders;
●	transdermal pharmaceuticals that are applied to the eyelid and designed to treat dry eye, presbyopia, glaucoma and other ocular surface diseases and disorders; and
●	proprietary micro-invasive, bio-erodible sustained release drug delivery implants that are designed to elute pharmaceuticals over time to improve the vision of patients impacted by retinal diseases such as AMD, DME, and RVO;

Impact of the Current Global Economic Environment

The global economy and the regional economies that we serve have recently experienced significant volatility including inflation, supply shortages or delays, geopolitical developments, changes in supply and demand, labor shortages and turnover, natural disasters, higher energy costs, health epidemics or pandemics (including the COVID-19 pandemic), currency fluctuations, governmental actions such as mandatory shutdowns, and other conditions which have led to disruptions in commerce and pricing stability. The duration and scope of these conditions cannot be predicted, and therefore, it is uncertain what long-term impacts these economic pressures may have on our business.

While the COVID-19 pandemic materially impacted the global demand for our products, we have seen a general return toward more normalized levels for cataract and keratoconus procedures, with periodic volatility in certain geographies in which we operate, through December 31, 2022. Nevertheless, our business may be impacted by future developments, including any subsequent outbreaks or new variants of the COVID-19 virus, or other future health crises, which may require re-closures or other preventative measures. Additionally, the COVID-19 pandemic has led to widespread staffing shortages, and turnover including in ambulatory surgery centers, which has and may continue to impact elective procedures.

Additionally, some of our vendors are continuing to experience supply challenges, both in the acquisition of raw materials as well as due to labor shortages and disruption. As a result of these supply chain challenges and due to current inflationary pressures, we have experienced higher costs for certain components and raw materials. We expect these supply challenges to continue into 2023. These challenges have occasionally led to longer lead times for, and delays and partial or unfulfilled deliveries of certain components needed for the manufacture of our products, in some cases requiring us to find alternative sources for materials. If these delays and partial or unfulfilled deliveries persist, they could impact our ability to ship some of our products to our customers, or bring some of our pipeline products to market, in a timely manner. For additional information, see the section titled Risks Related to Our Business within Item 1A. Risk Factors of this Annual Report on Form 10-K.

Recent Developments

2023 U.S. reimbursement rates

On November 1, 2022, the United States (U.S.) Centers for Medicare & Medicaid Services (CMS) published its final rules for 2023 Medicare physician fee payment rates and 2023 Medicare facility fee payment rates for services furnished in both the ambulatory surgery center and hospital outpatient settings (Final Rules). These Final Rules did not materially modify the 2022 payment rates, which had reflected a significantly lower physician fee, a slightly lower facility fee reimbursement to ambulatory surgery centers, and a higher facility fee reimbursement to hospitals, related to the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, compared to the 2021 payment rates. We estimate that approximately 80% of procedures utilizing our trabecular micro-bypass technologies in the U.S. are performed in the ambulatory surgery center setting and the remaining estimated 20% of procedures are performed in the hospital. Additionally, the Final Rules set facility fee payment rates for standalone insertion of an aqueous drainage device in the ambulatory surgery center and hospital settings, the procedure that such facilities would use with our iStent infinite product, that were substantially unchanged from the 2022 payment rates, which were lower than anticipated. These CMS reimbursement rates contained in the Final Rules took effect January 1, 2023. The physician fee payment rate for this procedure will be set by the multi-state, regional contractors, or Medicare Administrative Contractors (MACs), responsible for administering Medicare claims, the vast majority of which have not yet done so, and therefore will vary from region to region and is unknown at this time.

U.S. Glaucoma volumes were negatively impacted during our third and fourth quarter of 2021 as typical customer ordering patterns were disrupted and trialing of competitive products increased in anticipation of the potential 2022 CMS physician and facility fee reimbursement rate decreases becoming effective. The 2022 significantly lower physician fee reimbursement rate had an adverse impact on 2022 procedural iStent family product volumes, in conjunction with cataract surgery, which consequently impacted our 2022 U.S. combo-cataract Glaucoma revenues, gross profit, and net income, and we anticipate that such adverse impact will continue into 2023, the full extent of which is not known at this time.

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

Glaucoma

Glaucoma is a group of eye diseases characterized by progressive, irreversible and largely asymptomatic vision loss in which elevated levels of IOP are often associated with optic nerve damage that can cause blindness. While some glaucoma patients do not experience an increase in IOP, it is widely considered a major risk factor in glaucoma’s progression, and reduction in IOP is the only clinically proven treatment for the disease. Elevated IOP occurs when aqueous humor is not circulating normally or properly draining from the front part of the eye. We have four primary commercialized products designed to treat glaucoma: the iStent, the iStent inject, the iStent inject W, and the iStent infinite.

The iStent, the iStent inject (first generation), and the iStent inject W (second generation) are micro-bypass stents, approved by the U.S. Food and Drug Administration (FDA)-approved that improve aqueous humor outflow and are inserted through the small corneal incision made during cataract surgery, and are designed to treat mild-to-moderate open angle glaucoma. Our iStent, a single stent device which reduces IOP by restoring the natural physiologic pathways for aqueous humor, obtained FDA clearance in 2012 and was the first commercially available MIGS treatment solution. The iStent inject and iStent inject W devices include two stents pre-loaded in an auto-injection system designed to allow the surgeon to inject stents through a single corneal entry. The iStent, iStent inject, and iStent inject W procedures are currently reimbursed in the U.S. by Medicare and all major national private payors. The iStent technologies are commercially available in numerous countries, including Australia, Brazil, Canada, Japan, the United Kingdom, and a majority of the European Union (EU) members, and other countries, even though reimbursement may not always be available for all such procedures. The second generation iStent inject W has replaced the first generation iStent inject in nearly every country in which we sell them, and now comprises the vast majority of sales globally in the iStent inject line of products.

In August 2022, we received 510(k) clearance for the iStent infinite indicated for use in the treatment of patients with glaucoma uncontrolled by prior medical and surgical therapy. The iStent infinite includes three heparin-coated titanium stents preloaded into an auto-injection system that allows the surgeon to inject stents across a span of up to approximately six clock hours around Schlemm’s canal, the eye’s primary drainage channel. Once in place, the stents are designed to lower IOP by restoring the natural, physiological outflow of aqueous humor. iStent infinite is our first FDA-cleared micro-bypass stent indicated for use in a standalone procedure for glaucoma patients.

We are also developing several pipeline products for the treatment of glaucoma patients, including iDose TR, which has not yet been approved for commercialization. The iDose drug delivery system is a targeted injectable implant based on our micro-scale device-platform that is designed to continuously deliver therapeutic levels of medication from within the eye for extended periods of time. We completed patient enrollment and randomization in our Phase 3 clinical trials in 2021 for iDose TR. In September 2022, we announced topline data for both Phase 3 pivotal trials of iDose TR that achieved its pre-specified primary efficacy endpoints through 3 months and demonstrated tolerability and a favorable safety profile through 12 months. Based on the combined efficacy and safety results from both Phase 3 pivotal trials, we anticipate submitting a new drug application (NDA) for iDose TR in 2023 with potential FDA approval of this product by the end of 2023.

Additionally, our glaucoma pipeline includes the next-generation extended release iDose TREX; iDose ROCK; and programs for our iLution platform, including iLution Travoprost; which are still in a research and development (R&D) stage.

In addition to our organic R&D efforts, we have licensed from Santen the PreserFlo MicroShunt. The MicroShunt is an ab-externo device being developed for treatment of glaucoma where IOP is uncontrolled with maximum tolerated medical therapy or where progression of the disease warrants surgery. Santen submitted a Pre-Market approval (PMA) application to the FDA in June 2020. In April 2022, the U.S. FDA completed its review for the MicroShunt PMA submission and notified InnFocus, Inc, a Santen company, of a Non-Approvable determination. We are evaluating alternate regulatory pathways for approval. As such the timing of a potential approval and U.S. commercial launch is currently unknown. We have commercialized the PreserFlo MicroShunt in Australia and Canada beginning in 2021.

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

Our pharmaceutical iLink platform uses a suite of novel single-use drug formulations that are bio-activated by our proprietary systems to address these corneal diseases. The iLink therapies, bioactivated upon the delivery of ultraviolet A (UVA) light to the cornea, induce a biochemical reaction called corneal collagen cross-linking (CXL). CXL strengthens, stabilizes and reshapes the cornea to treat corneal ectatic disorders. Our KXL System, which delivers UVA light to a large portion of the cornea, in conjunction with our Photrexa therapy, is approved by the FDA for use in the U.S. following removal of the epithelium (often referred to as “iLink epi-off”), a procedure familiar to ophthalmologists. In February 2021, we announced topline data for the Phase 3 trial for the iLink system using Epioxa therapy for the treatment of keratoconus without the removal of the epithelium (often referred to as “iLink epi-on”). As a result of this Phase 3 trial, we began to prepare for an NDA submission. However, in 2022, based on feedback from the FDA during our pre-NDA submission meeting, we made the decision to commence a second confirmatory Phase 3 clinical trial for iLink epi-on to support future NDA submission. We commenced patient enrollment for this trial in the first quarter of 2023. We also expect to advance a third generation iLink therapeutic system into clinical trials during 2023. Internationally, our pharmaceutical therapies can also be administered with the KXL System to address corneal weakening caused by refractive surgery such as LASIK. Our bio-activated pharmaceutical products may also offer a means of improving the vision of patients with presbyopia, myopia or other corneal diseases.

We have also developed our iLution platform of cream-based drug formulations that are applied to the outer surface of the eyelid for dropless transdermal delivery of pharmaceutically active compounds for the treatment of eye disorders. Several iLution platform products leverage an exclusive global licensing arrangement with Intratus to research, develop, manufacture and commercialize a patented, non-invasive, transdermal drug delivery formulation designed for application on the eyelid in the treatment of dry eye disease, presbyopia, glaucoma, and other ocular surface diseases and disorders. In January 2022, we commenced patient enrollment in Phase 2 clinical trials of two investigational drug candidates for the treatment of signs and symptoms of dry eye disease (GLK-301) and presbyopia (GLK-302). In January 2023, we announced promising initial Phase 2a results for GLK-301. Based on these encouraging Phase 2a observations, we plan to advance GLK-301 into a Phase 2b clinical trial in 2023.

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

Retinal Diseases

Retinal diseases vary widely but universally affect the retina, a thin layer of tissue inside the back wall of the eye containing light-sensitive cells that convert light into neural signals. Most retinal diseases cause visual impairment, including blurred or distorted vision and vision loss. Our R&D efforts in our retinal franchise are focused on treating AMD, DME, RVO, and other retinal diseases. AMD is a progressive disease that occurs when the macula, the central portion of the retina, is impaired, which can result in severe vision problems. DME is highly prevalent among individuals with type 2 diabetes and is associated with diabetic retinopathy (DR), the impairment of small blood vessels in the retina caused by increased glucose levels. Advanced DR can lead to fluid leaking into the macula, which causes DME and severe vision impairment. RVO occurs when the flow of blood from the retina is blocked, often due to a blood clot blocking the retinal vein, which can result in severe vision problems.

We are developing sustained release (SR) pharmaceutical retinal platforms leveraging our expanded pharmaceutical and sustained drug delivery R&D capabilities, including Triamcinolone Acetonide SR, Multi-Kinase Inhibitor SR and Anti-VEGF SR. If commercialized, these platforms would be designed to treat AMD, DME, RVO, and other retinal diseases. The focus of our retinal research and development efforts is to develop potential treatment options with a longer duration-of-effect than current standards of care products.

Research & Development

We devote significant resources to our R&D efforts, which are focused on developing new products, and enhancing the effectiveness, ease of use, safety, and reliability of our commercialized products. Our R&D objectives are:

●	to advance glaucoma patient care through continuous improvement of our MIGS technologies through our iDose and iStent platforms;
●	to further enhance treatment options for keratoconus, while expanding iLink and CXL indications to include treatment for certain refractive and other corneal conditions;
●	to develop dropless, transdermal pharmaceutical therapies for dry eye disease, presbyopia, glaucoma and other corneal disorders; and
●	to leverage our expertise in sustained release pharmaceutical retinal platforms to identify and develop viable treatment options for retinal diseases such as AMD, DME and RVO.

A considerable portion of our R&D investment includes clinical trials and the collection of evidence that provide data for use in regulatory submissions and required post-market approval studies involving applications of our products. We expect our R&D and clinical expenditures to increase as we continue to devote significant resources to clinical trials and regulatory approvals of our pipeline products. We currently conduct R&D activities primarily in the U.S. but continue to expand our clinical capabilities to sites internationally.

Sales and Marketing

Our global sales efforts and promotional activities are currently aimed at ophthalmic surgeons and other eye care professionals. Our primary customers include ambulatory surgery centers, hospitals and physician private practices. In the U.S., we sell the majority of our products through a direct sales organization. Internationally, we sell our products through direct sales organizations in seventeen countries and a network of distribution partners in other markets where we do not have a direct commercial presence or maintain a modest commercial presence. In 2022, sales to customers inside U.S. and internationally accounted for 72% and 28% of our net sales, respectively. No single customer or distributor accounted for more than 10% of our total net sales in 2022. For the year ended December 31, 2022, our iStent technologies, the iStent, the iStent inject, and the iStent inject W and related accessories, which comprise our key iStent platform, accounted for approximately 76% of our net sales, while our iLink therapies accounted for approximately 24% of our net sales.

Competition

The medical technology and pharmaceutical industries are highly competitive. We compete with many companies, including divisions of companies much larger than us that may have greater resources and name recognition, and smaller companies that compete against specific products or in certain geographies. Furthermore, new product development, discoveries, and technological change characterize the areas in which we compete. Our present or future products could be rendered obsolete as a result of advances by one or more of our present or future competitors or by other surgical or pharmaceutical therapy development. We must continue to develop and commercialize new products, technologies and therapies to remain competitive in the ophthalmology industry. We believe that we compete primarily on the basis of clinical superiority supported by extensive data and innovative features that enhance patient benefit, product performance, and safety.

The ophthalmic segment of the medical technology and pharmaceutical industries is dynamic and subject to significant change due to cost-of-care considerations, reimbursement levels, regulatory reform, industry and customer consolidation and evolving patient needs. The ability to provide products, technologies and therapies that demonstrate value, are reimbursed through government or third-party payors, improve clinical outcomes, demonstrate favorable safety profiles, and provide ease of use and reliability is becoming increasingly important for companies within ophthalmology.

In glaucoma, our MIGS offerings primarily compete against Ivantis, Inc. (which was acquired by Alcon in January 2022), Sight Sciences and New World Medical. However, there are a considerable number of large and small companies providing more invasive surgical glaucoma technologies, laser-based therapies, and pharmaceuticals that currently provide competition or with whom we may compete should our broad clinical development pipeline be approved and commercialized. In corneal disorders, we have, under an orphan drug designation, the only FDA approved bio-activated pharmaceutical therapy for the treatment of keratoconus but globally we compete against numerous providers of corneal crosslinking therapies such as PeschkeTrade GmBH. Our corneal disorder pipeline, if approved, would vastly expand our competition to numerous large companies such as AbbVie Inc., Alcon and Johnson & Johnson, as well as some small companies that provide medical technology and pharmaceutical therapies for several areas including dry eye and refractive conditions. Our retinal health pipeline, if approved, may face substantial competition from large pharmaceutical companies such as AbbVie Inc., Novartis AG, Genentech/Roche, Regeneron and Bayer, and there are also a considerable number of large and small companies with development efforts in the field.

Facilities, Manufacturing and Distribution

Our manufacturing operations for the iStent family of products are located in an approximately 98,000 square foot campus in San Clemente, California which is comprised of two main buildings. Our pharmaceutical therapies for keratoconus are primarily manufactured and supplied by third parties in the U.S. and Germany, and the manufacturing operations for the systems that bio-activate these therapies are located in approximately 60,000 square feet of space located in Burlington, Massachusetts. In the second quarter of 2022, we relocated our corporate headquarters, including certain administrative, laboratory, R&D and warehouse space, to three office buildings comprising approximately 160,000 rentable square feet of space located in Aliso Viejo, California (Aliso Facility).  We currently intend to maintain manufacturing facilities for the iStent family of products at our San Clemente location for the foreseeable future. Our international subsidiaries also lease facilities in Australia, Brazil, Canada, Germany, Japan and the United Kingdom.

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

As of December 31, 2022, we owned or exclusively licensed in certain fields of use over 300 issued patents, pending U.S. patent applications, issued foreign patents and pending foreign patent applications. We have obtained licenses from various parties, including Intratus, Inc., Attillaps Holdings, Inc. and Iveena Delivery Systems, Inc., for patents, patent applications or other technology that we are currently or may in the future use in our R&D efforts. We may, from time to time, choose to acquire or license additional patents and patent applications, or we may choose to abandon, sell, or license certain Company patents and patent applications, depending on our needs. The issued patents that protect our commercial products and current product pipeline expire between 2023 and 2038.

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

Medical Device Requirements

Each medical device commercially distributed in the United States requires one of the following: (i) exemption from or clearance under a 510(k) premarket notification; (ii) approval under a PMA application; or (iii) approval of a de-novo classification petition.

The FDA classifies medical devices into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturing and regulatory control needed to ensure its safety and effectiveness. Class III devices, which include our iStent products that produce the majority of our revenue, are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices and devices deemed not substantially equivalent to a predicate device that the FDA has already cleared for marketing. Class III devices require FDA approval of the more demanding PMA application before marketing of the device can proceed. While the iStent, iStent inject, iStent inject W and the PreserFlo MicroShunt are categorized as Class III devices and thus would generally be subject to the more rigorous PMA approval pathway, the FDA determined that an appropriate predicate device existed for the iStent infinite and that 510(k) premarket notification would be sufficient.

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

Health Care Regulatory Laws

Additional laws and regulations also govern our business operations and products in the U.S., including among others:

●	the federal health care Anti-Kickback Statute which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, arrangement for, or recommendation of, items or services for which payment may be made, in whole or in part, under federal health care programs;
●	the federal civil False Claims Act prohibits, among other things, knowingly presenting or causing the presentation of a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. False Claims Act liability is significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false claim or statement for violations (adjusted annually for inflation);
●	federal and state laws and regulations that govern the collection, dissemination, security, use, disclosure and confidentiality of patient-identifiable health and other proprietary and personally-identifiable information, in particular, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009. HIPAA created federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program;
●	the Physician Payments Sunshine Act, which requires applicable manufacturers like us to report annually to the CMS information related to payments and other “transfers of value” made to certain healthcare providers, including physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives, and teaching hospitals, and ownership and investment interests held by such healthcare providers and their immediate family members; and
●	federal and state government price reporting laws that require us to calculate and report certain pricing metrics to government programs, such as average sales price, where such reported prices may be used in the calculation of reimbursement and/or discounts on our marketed pharmaceutical products, and prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs; penalties may apply in some cases when such metrics are not submitted accurately and timely.

Certain states also mandate implementation of corporate compliance programs, require adherence to the medical device or pharmaceutical industry’s voluntary compliance guidelines, impose restrictions on manufacturer marketing practices, require registration or licensing of manufacturers and their sales representatives, and/or require tracking and reporting of gifts, compensation, and other remuneration to healthcare professionals and entities.

Additionally, some states have proposed or enacted legislation that will create new data privacy and security obligations for certain entities, such as the California Consumer Privacy Act, the California Privacy Rights Act that went into effect January1, 2023, the Virginia Consumer Data Protection Act and the Colorado Privacy Act. Violations of these laws, or the health care regulatory laws described above, may subject us to administrative, civil, and criminal penalties, including imprisonment of individuals, the imposition of significant fines, monetary penalties, and damages, exclusion from participation in (or reimbursement for our products from) federal health care programs like Medicare or Medicaid, imposition of compliance obligations or monitoring, curtailment or restructuring of our operations, and damage to our reputation.

Reimbursement

Ambulatory surgery centers, hospitals and physician private practices that purchase our medical device products typically bill various third-party payors, such as government programs, private insurance plans and managed care programs, to cover all or a portion of the costs and fees associated with the therapeutics or procedures in which our products are used and bill patients for any applicable deductibles or co-payments. In the U.S., physicians are typically paid separately from the facility for surgical procedures involving our products. In the U.S., there are distinct billing codes that are used by healthcare providers to report the provision of medical procedures and the use of supplies for specific patients to payors. There are different categories of Current Procedural Terminology (CPT) codes (Category I, II and III) based on the procedure or supply. Effective beginning in 2022, the temporary Category III CPT codes associated with payment rates for procedures related to our iStent, iStent inject and iStent inject W products converted to permanent Category I codes for facility fee and physician fee payments furnished in both the hospital outpatient and ambulatory surgery center settings. As compared to the payments rates in effect in 2021 under the Category III CPT code, the CMS 2022 Medicare payment rates reflected a significantly lower physician fee involving procedures of the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, while the facility fee schedule related to reimbursement for surgeries that include implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, reflected a slight decrease in payment rate to an ambulatory surgery center, and an increase in reimbursements to a hospital. The CMS Medicare payment rates in effect for 2023 were not materially modified from the 2022 rates. We estimate that approximately 80% of procedures utilizing our trabecular micro-bypass technologies in the U.S. are performed in the ambulatory surgery center setting and the remaining estimated 20% of procedures are performed in the hospital. Even though a permanent billing code has been assigned to a product, there is no guarantee that coverage will be provided.

Additionally, effective in 2022, we obtained a temporary Category III CPT code associated with payment rates for facility fee payments for standalone insertion of an aqueous drainage device in the ambulatory surgery center and hospital setting, which is the procedure that such facilities would use with our iStent infinite product, that were lower than anticipated. Prior to expiration of a temporary code, there are two options: submit an application to convert a temporary code to a permanent code or submit an application for a five-year extension of the temporary code. In connection with a transition to a permanent code, both the physician fee and facility fee associated with the procedures using our iStent infinite product will be reevaluated. In some cases, the physician fees and/or facility fees have been decreased at the time codes are transitioned from temporary to permanent.

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

Similar to the trend within the U.S., other major international markets are also moving toward more stringent regulatory frameworks for medical device and drug products. For example, in May 2017, the EU adopted a new regulatory scheme for medical devices under the Medical Device Regulation (MDR). The MDR became effective in May 2021 with a transition period through May 2024 at the latest (although an extension of this date has been proposed by the European Commission), and will bring significant new requirements for many medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, new definitions and registration of economic operators throughout the distribution chain, and additional post-market surveillance and vigilance, which could result in substantial additional expense.

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

Reimbursement

Internationally, reimbursement levels vary significantly by country and by region within some countries. Reimbursement is obtained from a variety of sources, including government-sponsored and private health insurance plans, and combinations of both. Some countries require additional clinical data, or may impose additional obligations, such as payment of rebates, before granting or expanding coverage and reimbursement for our products. In general, obtaining broad-based reimbursement and adequate payment for new technologies is more difficult in these markets than in the U.S. Many countries require new medical technologies to not only be safe and effective, but also to be able to demonstrate clinical benefits that outweigh the costs when compared to the standard of care. As in the U.S., reimbursement decisions can change, resulting in the elimination or reduction of reimbursement payments, which could adversely affect our financial results and our ability to invest in and grow our business.

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

Human Capital Management

Glaukos is committed to developing a comprehensive, cohesive and positive employee experience. We consider talent attraction, development, engagement and retention a key driver of our business success. As of December 31, 2022, we had 783 full-time employees. Our Board of Directors, through the Compensation, Nominating and Governance Committee, retains direct oversight of our human capital management process, including demographics, talent development, employee retention, material aspects of employee compensation as well as diversity and inclusion recruitment, retention and compensation efforts. Additionally, the Compensation, Nominating and Governance Committee assists management with the implementation of the Company’s diversity strategy. We report on human capital matters at each regularly scheduled Board of Directors meeting and periodically throughout the year. The most significant human capital measures or objectives that we focus on in managing our business and our related human capital initiatives include the following:

●	Workforce Diversity: We believe that truly innovative companies must find new ways to address the marketplace’s needs and the most effective innovation happens when our workforce represents a diversity of ideas and experiences. We embrace diversity in our employee recruiting, hiring, and development practices. Our workforce was made up of 38% female employees and 42% racially or ethnically diverse employees as of December 31, 2022. During 2022, of the promotions that were earned within our workforce, 41% were earned by female employees and 53% were earned by racially or ethnically diverse employees.

●	Inclusion and Belonging: We strive to create a work environment that emphasizes respect, fairness and dignity and do not tolerate discrimination or harassment. Individuals are evaluated based on merit, without discrimination, including discrimination based on race, color, religion, national origin, citizenship, marital status, gender (including pregnancy), gender identity, gender expression, sexual orientation, age, disability, veteran status, or other characteristics protected by law. We are committed to providing equal opportunities to every member of our workforce. To further celebrate the rich perspectives and experiences that arise from racial, ethnic, socio-economic, sexual, gender, physical and religious diversity, in 2021 we formed the Diversity, Equity and Inclusion Forum, comprised of Glaukos employees from across the globe who serve as an advisory group to help promote our inclusive culture. We also evolved from our traditional work arrangements by implementing a hybrid office/home work model in 2022 that provides flexibility to our employees, increases opportunities to attract qualified and diverse talent, and enhances leaders’ skills to focus on productivity and outcomes.

●	Health, Safety, and Wellness: We are dedicated to the safety and well-being of our employees. We continue to provide our employees with exceptional medical and dental benefits. In the U.S. we provide vision benefits for our employees and their dependents at no cost to them. In 2022, we offered a wellness credit to all U.S. employees that provides reimbursement for certain health-related expenses such has gym memberships, to incent a healthy lifestyle. We provide healthy snacks at all of our headquarters locations, and at certain sites we have implemented “Wellness Wednesdays” to provide shoulder massage services to our employees to enhance their well-being. We also established a cross-departmental Safety Committee to communicate safety information to their respective teams, act as their department’s liaison to bring up safety concerns or questions, and work to improve safety within the organization. Glaukos conducts periodic risk assessments and institutes controls intended to eliminate hazards and minimize risks.

●	Philanthropy and Volunteerism: We created the Glaukos Charitable Foundation to assist the company in its philanthropic endeavors. In 2022, Glaukos donated approximately $9.6 million worth of its products to assist individuals in need. We regularly hold local volunteer events and fundraising campaigns, including approximately 25 in 2022, to encourage our employees to give back to our communities, a commitment that we further support by offering employees paid time off for charitable volunteering. One of our more impactful volunteer events involved Glaukos employees adopting over 175 disadvantaged families globally to help provide a more special holiday experience. In 2022, we implemented an automated charitable giving platform that allows employees to donate to the Glaukos Charitable Foundation, or any other 501(c)(3) charitable organization, through payroll deductions.

●	Training and Development: Employees receive regular development feedback through quarterly management check-ins during which they are encouraged to cultivate new skills and opportunities. We coach our leaders to facilitate effective conversations, and we measure the effectiveness of these conversations by surveying our employees. In addition to training and development opportunities, all new employees are required to participate in substantial training seminars to introduce them to Glaukos’ products, pipeline and position within ophthalmology. We value knowledge and continuous improvement and conduct informational and training sessions to further expose our employees to different departments, projects and business priorities. Our company-wide learning management system contains thousands of learning activities and expanded leadership and technical training, and is available to employees worldwide.

●	Compensation and Benefits: To attract, retain and recognize talent, we aim to ensure merit-based, equitable compensation practices and strive to provide competitive compensation and benefit packages to our workforce. Employees at all levels are eligible for discretionary cash bonuses. To align employees with the organization’s performance, all U.S. employees are eligible to receive new hire and annual awards of restricted stock units. In furtherance of our commitment to internal pay equity and pay transparency, Glaukos conducts a global annual pay equity analysis to evaluate compensation distribution, which analysis is also conducted in connection with new hires and promotions. Despite the difficulties presented by COVID-19, in recent years we expanded our global benefits programs, including broadening our employee assistance program globally. In the U.S., we added elderly and childcare and fertility treatment assistance. In 2022, we enhanced our global leave policies for maternity, adoption, baby bonding and medical disabilities to supplement disability and statutory benefits in such a way that employees receive 100% salary for up to 12 weeks. In the U.S., we also enhanced our medical benefit platform with wellness activities, incentives, and benefits including reimbursement for eligible wellness expenses, onsite biometric screening, onsite flu and COVID vaccine events, health surveys, apps and other resources to encourage and support our employees in achieving their best health.

●	For additional information on human capital matters, please see our most recent Sustainability Report, which is available on our website at www.glaukos.com. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this report or any other document that we file with the Securities and Exchange Commission (SEC).

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

Risks Related to Our Business

The reduced reimbursement rates established by CMS for 2022 and 2023 have impacted, and may continue to materially and adversely impact, our business operations and financial results.

As described in Item 1, Business, “Recent Developments –2023 U.S. Reimbursement rates” contained in this Annual Report on Form 10-K, the U.S. Centers for Medicare & Medicaid Services’ (CMS’) 2022 Medicare physician fee payment rates and 2022 Medicare facility fee payment rates imposed a new, significantly lower physician fee and a slightly reduced facility fee related to the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, furnished in the ambulatory surgery center setting. We believe these CMS physician fee and facility fee rate decreases disrupted traditional customer ordering patterns and resulted in our customers’ trialing of competitive products, causing reduced glaucoma sales volumes in the U.S. in 2022. These rates were not significantly modified in CMS’ final rules for 2023 physician fee and facility rates. We expect the reduction of the physician fee will continue to have an adverse impact on procedural iStent family product volumes, in conjunction with cataract surgery, in 2023 as well as on our U.S. combo-cataract glaucoma revenues, gross profit, and net income, the full extent of which is not known at this time.

Additionally, the facility fee payment rates for the standalone procedure that hospitals and ambulatory surgery centers will use with Glaukos’ iStent infinite product, which received 510(k) clearance from the U.S. Food and Drug Administration (FDA) on August 2, 2022, were lower than anticipated for 2022. These rates were not significantly modified by CMS for 2023 facility fee payment rates. The physician fee payment rate for this procedure will be set by the multi-state, regional contractors, or Medicare Administrative Contractors (MACs), responsible for administering Medicare claims, the vast majority of which have not yet done so, and therefore will vary from region to region and is unknown at this time. This physician fee payment rate, alone or in combination with the standalone facility fee payment rate, may result in inadequate reimbursement and impact the use of this product, and our net sales.

Unfavorable global and regional conditions have adversely affected, and could continue to materially and adversely affect, our business, results of operations, financial condition, liquidity, and cash flows.

Unfavorable global and regional conditions, including inflation, volatility in the financial and credit markets, higher interest rates and capital costs, geopolitical conflicts, changes in supply and demand resulting in shortages and delays, labor shortages and turnover, natural disasters, energy costs, currency fluctuations, governmental actions such as mandatory lockdowns, and other conditions beyond our control, have had, and could continue to have, an adverse effect on the global economy, the regional economies that we serve and our business, results of operations, financial condition, liquidity and cash flows. The weak or declining economy has also, and likely will continue to, strain our third-party manufacturers or suppliers, both in raw material acquisition and due to labor shortages, resulting in supply disruptions, that could impact our ability to ship some of our products to our customers or bring some of our pipeline products to market in a timely manner, which could harm our reputation and affect our product sales, or may cause our customers to delay making payments. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business, financial condition or results of operations.

Public health crises, such as the COVID-19 pandemic, have adversely affected, and could in the future adversely affect, our business, results of operations, financial condition, liquidity, and cash flows.

We are subject to risks associated with public heath crises, including those related to the COVID-19 pandemic.

The COVID-19 pandemic has had, and could continue to have, an adverse effect on our business, results of operations, financial condition, liquidity and cash flows. Other future public health crises may also have a negative impact on our business. In particular, we have experienced, and may in the future experience, material financial or operational impacts as a result of COVID-19 or other public health crises, including:

●	Impacts or delays to our product development efforts or regulatory clearances and approvals;
●	Costs associated with protecting the health of our employees and adhering to any guidance or orders of various governmental authorities, such masking, testing, and social distancing requirements;
●	Risks associated with remote work, including increased cybersecurity risk;
●	Widespread staffing shortages and turnover, including in ambulatory surgery centers, and mandatory and voluntary quarantining, which may impact elective procedures;
●	Outbreaks of disease in our facilities, which could require us to temporarily shut down manufacturing operations or cause a disruption to, or shortage in, our workforce;
●	Patient reluctance to seek primary care from optometrists and ophthalmologists or undergo medical procedures during or following outbreaks of disease;
●	Delays in shipments of our products, which could harm our customer relations and adversely impact our competitive positioning and sales, including as a result of longer lead times, delays, higher prices and unfulfilled deliveries of our supply chain and development partners, each of which we continued to experience in 2022 and anticipate will continue into the near future;
●	Restrictions on the ability of our personnel to access customers and clinical sites for training and support;
●	Challenges to our capacity to manufacture, sell and support the use of our products; and
●	Volatility in credit or financial markets.

For example, restrictions on elective procedures and therapies and the closures of ophthalmic practices during the COVID-19 pandemic impacted the progress of our pipeline products, such as the slowdown in new patient enrollment in our iDose clinical trial in 2020 and 2021, which delayed the iDose approval timeline. Future public health crises could have a similar adverse impact. While we cannot predict the full impact of COVID-19 or future pandemic, epidemic or infectious disease outbreaks on the timing of completion of our clinical trials and the expected regulatory approvals of our pipeline products, our disclosed targeted approval dates anticipate, to our best estimate, such impact.

If the supply and/or manufacture of our principal revenue-producing products, the iStent, the iStent inject models and our Photrexa therapies, is materially disrupted, it may adversely affect our ability to manufacture products and could reduce our gross margins and negatively affect our operating results.

Our sole manufacturing location for our iStent products is an approximately 98,000 square foot campus located in San Clemente, California, where we manufacture, inspect, package, release and ship nearly all of our iStent platform products. In 2022, we relocated our corporate administrative headquarters to a new facility in Aliso Viejo, California (Aliso Facility), which is the location where we conduct substantially all of our R&D activities, customer and technical support, and management and administrative functions. If either of our San Clemente or Aliso Facility suffers a crippling event or a natural disaster such as an earthquake, fire or flood, this could materially impact our ability to operate.

Additionally, we rely on a limited number of third-party suppliers, in some cases sole suppliers, to supply components for the iStent, the iStent inject models, the iStent infinite and our other pipeline products. If any one or more of our suppliers cease to provide us with sufficient quantities of components or drugs in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our domestic and international quality control standards and regulatory requirements including the FDA’s Quality System Regulation, the European Union’s Medical Device Regulation and Current Good Manufacturing Practices regulations, we may be unable to obtain components if our component suppliers are found to be in violation of such standards and we may have difficulty quickly engaging additional or replacement suppliers for some of our critical components, which could delay or impact our business, including regulatory approval timelines. If our manufacturing facilities or those of any of our component suppliers or contract facilities are found to be in violation of applicable laws and regulations or fail to adequately remediate any issues discovered during an audit, the FDA or other regulatory bodies could take enforcement action. Even if we are able to identify and qualify a suitable second source to replace one of our key suppliers, if necessary, that replacement supplier would not have access to our previous supplier’s proprietary processes and would therefore be required to develop its own, which could result in significant delay. Despite our efforts to maintain an adequate supply of inventory, the loss of these suppliers, or their inability to provide us with an adequate supply of components or products, could cause delay in the manufacture of our products, thereby impairing our ability to meet the demand of our customers and causing significant harm to our business. Any disruption of this nature or increased expense could harm our commercialization efforts and adversely affect our operating results.

Our corneal health Photrexa therapies are produced by a small number of contract manufacturing organizations. The systems that bio-activate our Photrexa therapies are primarily manufactured in Burlington, Massachusetts. Any material disruption to the manufacture of these corneal health products could also adversely affect our operating results and clinical efforts.

We have incurred significant losses since inception and our operating results can be unpredictable and may fluctuate significantly from quarter to quarter, requiring substantial capital and operating expenditures for our business to operate and grow. These factors could adversely affect our business, financial condition, results of operations and the trading price of our common stock, and limit our ability to reach sustained profitability.

Since the Company’s inception in 1998, we have incurred significant operating losses. As of December 31, 2022, we had an accumulated deficit of approximately $464.4 million, principally costs incurred in our clinical trial, research and development (R&D) programs, our selling, general and administrative expenses, and from amortization expense related to our developed technology intangible assets included in cost of sales. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering, the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities, cash generated from commercial operations and the issuance of the Company’s 2.75% convertible notes due 2027 (Convertible Notes). To implement our global business strategies we need to, among other things, fund ongoing R&D activities, expand our manufacturing capabilities, grow our sales and marketing organization, enforce or defend our intellectual property rights, acquire companies or in-license products or intellectual property, and obtain regulatory clearance or approval to commercialize our existing products in international markets or to commercialize those currently under development in the U.S. and internationally. As a result, we expect our expenses to continue to increase as we pursue these objectives. While we believe we have sufficient cash to fund our operations for at least the next 12 months from the date our consolidated financial statements for the year ended December 31, 2022 are made publicly available, our ability to reach sustained profitability and generate positive cash flow in the future is highly uncertain.

Additionally, our net sales may experience volatility due to a number of factors, many of which are beyond our control, including, among other things, impacts from the COVID-19 or other pandemic, macroeconomic conditions, fluctuating demand, pricing pressures applicable to our products, changes in foreign currency exchange rates, Medicare payment rates established by CMS, commercialization of our new and existing products and the marketing of competitive products, results of clinical research and trials, regulatory approval requirements and timings and legislative changes affecting our products, variances in the sales terms, an increase in demand for our patient assistance and/or free drug programs, supply chain and inventory management, shortage of raw materials, timing or volume of customer orders and the length of our sales cycle, which varies and may be unpredictable. As a result, you should not rely solely on our results in any past period as an indication of future results and you should anticipate that fluctuations in our quarterly and annual operating results may continue and could generate volatility in the price of our common stock. We believe that quarterly comparisons of our financial results should not be relied upon as an indication of our future performance.

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

It is important that we continue to build a more complete product offering. Developing additional products is expensive and time-consuming. Even if we are successful in developing our additional pipeline products, the success of our new product offerings is inherently uncertain and there can be no assurance that our products will receive regulatory approval or be profitable. Any current or new products could also quickly be rendered obsolete by changing customer preferences, third party payor reimbursement levels, or the introduction by our competitors of products embodying superior technologies, features or better product safety, quality or efficacy. Our competitors include large publicly traded companies or divisions thereof and have more resources, greater name recognition, longer operating histories, more established relationships with healthcare professionals, customers and third-party payors, broader products lines, more established sales and marketing programs and distribution networks, and greater experience in obtaining regulatory clearance or approval. Additionally, our research programs, which are expensive and time-intensive, may fail to yield product candidates for clinical development despite showing initial promise. If we are unable to successfully commercialize additional products, our business prospects would be materially affected.

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

Our existing foreign operations, as well as our planned international growth, expose us to additional uncertainty and risks beyond regulatory authorization and reimbursement levels. We sell our products through direct sales organizations in seventeen countries and a network of third-party distribution partners in other markets. These international operations expose us and our subsidiaries and third-party distributors to a variety of risks including, without limitation, the following:

●	different, and in some cases more exacting and lengthy, regulatory approval processes, regulations and laws, and pricing and reimbursement systems applicable to us, our suppliers and distributors;
●	reduced or varied protection for intellectual property rights or difficulties enforcing our intellectual property rights and defending against third-party threats and intellectual property enforcement actions against us, our distributors, or any of our third-party suppliers;
●	pricing pressure or longer sales and payment cycles;
●	different competitive dynamics, including smaller market sizes, which we may not be able to fully appreciate before entering certain foreign markets;
●	a shortage of qualified sales personnel and distributors, and the challenges of managing foreign operations;
●	relative disadvantages compared to competitors with more recognizable names, longer operating histories and better established distribution networks and customer relationships;
●	political and economic instability, international terrorism and anti-U.S. sentiment, or the imposition of U.S. or international sanctions that could restrict or prohibit continued business;
●	changes in duties and tariffs, license obligations, importation laws and other non-tariff barriers to trade;
●	scrutiny of foreign tax authorities that could result in significant fines, penalties and additional taxes;
●	different cultural norms which may impact how business is conducted;
●	laws and business practices favoring local companies;
●	difficulties in maintaining consistency and compliance with our internal guidelines;
●	difficulties in enforcing agreements and collecting receivables through foreign legal systems;
●	risks of money laundering, bribery and corruption practices, off-label promotion or breach of sanction regulations by our personnel or distributors, which may be difficult for us to discover or prevent;
●	failures by our third-party partners to properly assist us with local guidance on operations, financial and other reporting, accounting, tax, payroll, legal and regulatory matters; and
●	the imposition of costly and complex export licensing requirements and restrictions, particularly relating to technology.

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

As a manufacturer, we have addressed and must continue to address quality issues associated with our products, including in our engineering, design, manufacturing and delivery processes, as well as issues with third-party components included in our products. Because our products are highly complex, the occurrence of performance issues may increase as we continue to introduce new products and rapidly scale up manufacturing to meet increased demand. Although we have established internal procedures to minimize risks that may arise from product quality issues, there can be no assurance that we will be able to eliminate or mitigate occurrences of these issues and associated liabilities. In addition, identifying the root cause of performance or quality issues, particularly those affecting third-party components, may be difficult, which increases the time needed to address quality issues as they arise and increases the risk that similar problems could recur. Finding solutions to quality issues can be expensive and we may incur significant costs or lost revenue in connection with, for example, shipment holds, product recalls and warranty or other service obligations. Quality issues can also impair our relationships with new or existing customers or result in product liability suits against us, which may be expensive to defend and could impact the reimbursement coverage of our products, our product liability insurance rates and/or our cash reserves in the event our existing insurance coverage is insufficient. The occurrence of any of the foregoing could harm our reputation as a producer of high-quality products, which could adversely affect our business, financial condition or results of operations.

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

Since the commercial launch of the iStent in 2012, we have seen significant period-to-period growth in our business, both organically and through transactions, and we must continue to grow in order to meet our business and financial objectives. However, continued growth creates numerous challenges, including, among others, new and increased responsibilities for our management team; increased competition; increased product demand which could strain our manufacturing capacity; the management of an increasing number of customer, supplier and other relationships; increased pressure on our operating, financial and reporting systems; entry into new international territories with unfamiliar regulations and business approaches; and the need to hire, train and manage additional qualified personnel. If we fail to manage any of these challenges effectively, our business may be harmed.

If we are unable to retain or recruit qualified personnel for growth, our business results could suffer.

We have benefited substantially from the leadership and performance of our senior management and other key employees. For example, our chief executive officer, as well as other key members of our senior management, has experience successfully developing novel technologies and scaling early-stage medical device and pharmaceutical companies to achieve profitability. We also rely on our qualified sales representatives and on consultants and advisors in our research, operations, clinical and commercial efforts to grow our business, develop and commercialize new products and implement our business strategies. Our success will depend on our ability to retain our current management, key employees and consultants and advisors, and to attract and retain qualified personnel in the future, including by providing competitive compensation and benefit programs, flexible work arrangements, career advancement prospects and sufficient opportunities to develop leadership, managerial and other valuable skills. The loss of services of these personnel, which could occur without notice and without cause or good reason, could prevent or delay our growth plans and the implementation and completion of our strategic objectives, or divert management’s attention to seeking qualified replacements. Our U.S. employees, including our senior management, are not subject to non-competition agreements. Accordingly, the adverse effect of losing key personnel could be compounded by our inability to prevent them from competing with us.

We have and may continue to enter into acquisitions, collaborations, in-licensing agreements, joint ventures, alliances or partnerships with third parties that could fail.

We have and may continue to enter into acquisitions, collaborations, in-licensing agreements, joint ventures and partnerships in order to retain our competitive position within the marketplace, develop new products or expand into new markets. Examples include our acquisitions of DOSE Medical and Avedro, as well as our licensing of Santen’s PRESERFLO® Microshunt® (Preserflo MicroShunt), the Intratus drug delivery platform and the Attillaps and iVeena pharmaceutical compounds. However, we cannot assure you that we will be able to successfully complete any future acquisition we may pursue, or that we will be able to successfully integrate any acquired business, product or technology in a cost-effective and non-disruptive manner. Our future successes will depend, in part, on our ability to manage an expanded business, which may pose substantial challenges for our management, such as the increased costs and complexity. There can be no assurances that we will be successful in managing such expanded business or that we will realize the expected economies of scale, synergies and other benefits currently anticipated from recent or future acquisitions or strategic transactions. Additionally, these collaborations, joint ventures, and partnerships may fail to result in any commercialized product, including due to delays in or failures to obtain regulatory approvals, such as the failure to receive approval of the PreserFlo MicroShunt in the U.S., and could require us to invest a substantial amount of resources only to ultimately change regulatory strategies or to fail. In addition, these arrangements may be terminated before we are able to realize net sales to sufficiently cover the costs associated therewith, which could materially impact our business. We cannot assure you that any such transaction would result in the benefits expected from the transaction, including revenue growth, increased profitability or an enhancement in our business prospects. Further, pursuing acquisitions, collaborations, in-licensing agreements, joint ventures, alliances or partnerships with third parties, whether or not completed, is costly and time-consuming and could distract Company management from the operation of the business, which could negatively impact our operating results.

Failure to protect our information technology infrastructure against cyber incidents, network security breaches, service interruptions, or data corruption could materially disrupt our operations and adversely affect our business, operating results, or the effectiveness of our internal controls over financial reporting.

The efficient operation of our global business depends on our information technology systems, including telecommunications, the internet, network communications, email and various computer hardware and software applications. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, quality systems, customer service and technical support functions. Our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, power losses, computer system or data network failures, data corruption and security breaches or other cyber-based incidents, some of which we have experienced and which we continue to monitor. Cyber incidents can include ransomware, computer denial-of-service attacks, worms, and other malicious software programs introduced to our computers and networks, including intrusions that are designed to evade detection for an extended period of time, phishing attacks, social engineering attacks, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities or weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage. While none of the cyber incidents or service interruptions that we have experienced to date have had a material adverse impact on our business, financial condition or operations, we cannot assure that future incidents will not materially and adversely impact us. In addition, some of our software systems are cloud-based data management applications, hosted by third-party service providers whose security and information technology systems are subject to similar risks. The failure to protect either our or our service providers’ information technology infrastructure could disrupt our entire operation, resulting in decreased sales, increased overhead costs, product shortages, or loss or misuse of intellectual property or proprietary, confidential, sensitive or personal information, all of which could have a material adverse effect on our reputation, business, financial condition and operating results.

Our enterprise resource planning (“ERP”) system is integral to our ability to accurately and efficiently maintain our books and records, record transactions, and prepare our financial statements. Any disruptions or difficulties that may occur in connection with our ERP system (whether in connection with the regular operation, periodic enhancements or upgrades of such systems, or due to cyber incidents) could adversely affect our ability to provide services, fulfill contractual obligations, file reports with the SEC in a timely manner, operate our business or otherwise affect our controls environment. If our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC, or other regulatory authorities. Any of these events could have an adverse effect on our business, operating results and financial condition.

Failure to comply with data privacy and security laws could have a material adverse effect on our business.

We are subject to state, federal and foreign laws relating to data privacy and security in the conduct of our business, including state breach notification laws, the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, the European Union’s General Data Protection Regulation (GDPR), the U.K. Data Protection Act and the U.K. GDPR, the California Consumer Privacy Act, and the California Privacy Rights Act, among others. These laws affect how we collect and use data of our employees, consultants, customers and other parties. These laws, as well as similar laws being enacted by other states and countries, impose substantial requirements that involve the expenditure of significant resources and the investment of significant time and effort to comply. We also rely on third parties to host or otherwise process some of this data. In some instances, these third parties have experienced failures to protect data privacy. Our failure or the failure of these third parties to comply with these laws or prevent security breaches of such data could result in significant liability under applicable laws, cause disruption to our business, harm our reputation and have a material adverse effect on our business.

We cannot be certain that our net operating loss tax carryforwards will be available to offset future taxable income.

At December 31, 2022, we had approximately $449.1 million, $321.1 million and $10.8 million of net operating loss (NOL) carryforwards for federal, state and foreign purposes, respectively. Federal NOL carryforwards incurred prior to 2018 begin to expire in 2024, while federal NOL carryforwards of $241.1 million will not expire but can only be used to offset 80 percent of future taxable income. State and foreign NOL carryforwards begin to expire in 2023. At December 31, 2022, we had federal and state R&D credit carryforwards of approximately $40.4 million and $22.3 million, respectively. Federal and $4.3 million of state credits begin to expire in 2023, while $18.0 million of state credits carry forward indefinitely. We continue to provide a valuation allowance against a portion of these tax attributes because we believe that uncertainty exists with respect to their future realization. Utilization of these tax attributes may be subject to annual limitations under the Internal Revenue Code of 1986 (IRC) Section 382 and Section 383 if the Company experiences an ownership change. To the extent available, we intend to use these NOL and credit carryforwards to offset future taxable income and/or income tax liabilities associated with our operations. There can be no assurance that we will generate sufficient taxable income in the carryforward period to utilize the remaining tax attributes before they expire.

Risks Related to Indebtedness

The requirement that we service our indebtedness could limit the cash flow available for our operations and have other consequences that could adversely affect our business, and we may not have sufficient cash flow from our business to pay our debt obligations.

As of December 31, 2022, we had $287.5 million in principal amount of indebtedness as a result of the issuance of the Convertible Notes. We may also incur additional indebtedness to meet future financing needs. Interest payments, fees, covenants and restrictions under agreements governing our current or future indebtedness, including the indenture governing the Convertible Notes, could have significant consequences, including the following: impairing our ability to successfully continue to commercialize our current or future products; limiting our ability to obtain additional financing on satisfactory terms; increasing our vulnerability to general economic downturns, competition and industry conditions; requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness; inhibiting our flexibility to plan for, or react to, changes in our business; and diluting the interests of our existing stockholders if we issue shares of our common stock upon conversion of the Convertible Notes. The occurrence of any one of these events could have an adverse effect on our business, financial condition, operating results or cash flows and ability to satisfy our obligations under the indenture governing the Convertible Notes and any other indebtedness.

Our ability to make scheduled payments of the principal and interest on, or to refinance the amounts payable under, our current or future indebtedness, including the Convertible Notes, while still making necessary investments in our business, will depend on our operating and financial performance, including our ability to generate sufficient cash flow from operations, which may be subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate such cash flow, we may be required to sell assets, restructure existing debt or obtain additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or secure desirable terms, which could result in a default on our debt obligations.

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

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will have the option to convert the Convertible Notes at any time during specified periods. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The capped call transactions may affect the value of our common stock, and subject us to counterparty risk.

In connection with the issuance of the Convertible Notes, we entered into capped call transactions with certain option counterparties. The capped call transactions cover, subject to customary adjustments, the number of shares of common stock initially underlying the Convertible Notes. The capped call transactions are expected generally to reduce the potential dilution of our common stock upon any conversion of the Convertible Notes or at our election (subject to certain conditions), offset any cash payments we are required to make in excess of the aggregate principal amount of converted Convertible Notes, as the case may be, with such reduction or offset subject to a cap. We have been advised that the option counterparties or their respective affiliates have established initial hedges of the capped call transaction, and may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Convertible Notes (and are likely to do so on each exercise date of the capped call transactions, which are expected to occur during the 40 trading day period beginning on the 41st scheduled trading day prior to the maturity date of the Convertible Notes, or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversion of the Convertible Notes). This activity could impact the market price of our common stock.

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

Risks Related to our Regulatory Environment

Our business, products and processes are subject to extensive regulation both in the U.S. and abroad and it can be costly to comply with these regulations. Any failure to adhere to applicable regulations could harm our business, financial condition and operating results.

Our medical devices, drugs, drug/device combination products and other products are subject to extensive government regulation in the U.S. by the FDA, state regulatory authorities and foreign regulatory authorities in the countries in which we conduct business. These regulations relate to, among other things, R&D, labeling, advertising, promotion, pricing, and discounts, recordkeeping, reporting, import and export, post-approval studies and the sale and distribution of our products. See Item 1, Business, “Government Regulation – U.S. Regulation & Reimbursement” and “International Regulation & Reimbursement” contained in this Annual Report on Form 10-K for additional information. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, which may include, among other things, warning letters, fines, injunctions, recalls, refusals to grant or delays in granting requests, civil fines and penalties, operating restrictions, withdrawal of approvals and even criminal prosecution.

The process of obtaining clearances or approvals to market our products can be expensive and lengthy, and we cannot guarantee that our current products will receive approval for additional indications or that our future products will receive clearance or approval on a timely basis, if at all. Additionally, based upon a recent FDA determination, our pipeline products that are determined to be drug-device combination products will require review and coordination by each of FDA’s drug and device centers prior to approval, which may delay approval. In some instances, we or our partners have pursued, and may in the future pursue, a regulatory clearance or approval that proves unsuccessful, such as the FDA’s recent failure to approve the PreserFlo Microshunt in the U.S. and our recent determination to conduct a second pivotal confirmatory study of our Epioxa pharmaceutical therapy based on recommendations from the FDA in pre-NDA submission meetings. When this occurs, the time and financial resources required to obtain FDA or other regulatory approval may substantially increase or new competitive products could reach the market faster than our product candidate, which could materially adversely impact our competitive position and prospects. We cannot assure you that we will receive the requisite approvals to sell our product candidates on our anticipated timeline or at all.

Before we can obtain regulatory approval for any product candidate, we may have to undertake complex, time-consuming and expensive clinical testing in humans to demonstrate safety and efficacy, the outcomes of which are inherently uncertain and may never result in approved products or commercial sales. We have experienced in the past, and could experience in the future, delays in the commencement or completion of clinical trials or testing that could significantly affect our product development costs. We do not know whether planned clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients in a timely manner or be completed on schedule, if at all, or be deemed insufficient by the FDA, which may require additional lengthy, time-consuming and expensive trials, which would further delay approval. We may suffer significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical trial process.  We, the clinical trial investigators, the independent review board responsible for overseeing the trial, the FDA, or another regulatory authority may suspend, delay or terminate clinical trials at any time due to a number of factors, including failure to conduct the clinical trial in accordance with applicable regulatory requirements or trial protocols, failure to demonstrate a benefit from using the product, lack of sufficient funding, medical device product malfunctions, adverse events, or to avoid exposing trial participants to unacceptable health risks. Any delay or failure in clinical trials would delay or prevent our ability to obtain necessary regulatory approvals, which would have a material adverse effect on our business, financial condition and prospects.

As part of the regulatory application and approval process, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facilities to ensure compliance with the FDA’s Quality System Regulation (QSR) for medical devices or current Good Manufacturing Practice (cGMP) regulations for drug products. If our facilities, or those of our third-party manufacturers or suppliers, fail to meet the QSR or cGMP regulations, as applicable, or other standards required by the FDA, we could experience a delay in obtaining the necessary regulatory clearances or approvals to commercialize our pipeline products, which could have a material adverse effect on our business and financial condition and results.

Even after we have obtained the proper regulatory clearance or approval to market a product, we have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations. We may also be required to seek additional regulatory approvals to modify our approved products or their manufacturing processes or indications, which may entail significant time and expense. We and our suppliers are subject to extensive post-marketing regulatory requirements including post-marketing studies, and failure to comply with applicable requirements in a timely manner could subject us to enforcement actions, including recall or product approval withdrawals. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. Other post-market requirements on our products include establishment registration and device listing, quality system and good manufacturing requirements, reporting of adverse events and device malfunctions, product tracing, reporting of corrections and removals (recalls), labeling requirements, and promotional restrictions. Under FDA regulations, combination products are subject to the quality system and good manufacturing requirements applicable to both drugs and medical devices. Our products could malfunction, cause unexpected adverse events, or experience performance problems that require review and possible corrective action by us or a component supplier, including a recall or market withdrawal. Any recall or product withdrawal, whether required by the FDA or another regulatory authority or initiated by us, could harm our reputation with customers and negatively affect our sales.

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

We are subject to healthcare fraud and abuse, anti-kickback, false claims and transparency laws and regulations, among others, which are enforced by federal, state and international governments with respect to our marketing, training, customer arrangements, discount, rebate and pricing programs, product bundling, financial arrangements with physicians, patient assistance programs, reimbursement support services, and other practices. See Item 1, Business, “Government Regulation – U.S. Regulation & Reimbursement” and “International Regulation & Reimbursement” contained in this Annual Report on Form 10-K for additional information about the laws and regulations which apply to us. The U.S. Department of Justice has increased its scrutiny of interactions between manufacturers and healthcare providers, as well as various patient, product and reimbursement support programs and speaker bureaus, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Although we try to structure our arrangements within available safe harbors whenever possible, we may nevertheless become subject to government scrutiny or investigation. Violations may result in civil monetary penalties, criminal penalties, and exclusion from participation in government healthcare programs, including Medicare and Medicaid, all of which would have an adverse effect on our business.

We are also subject to compliance with various laws and regulations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions, which generally prohibit companies and their agents from making bribes or other improper payments to officials for the purpose of obtaining or retaining business. We are also subject to limitations on trade with persons in sanctioned countries. Our exposure to international markets increases the inherent risks of encountering such issues. While our employees, distributors and agents are required to comply with these laws and regulations, no assurance can be given that our training efforts and internal policies and procedures will prevent violations of these laws. Any actual or alleged violations of these laws and regulations could subject us to government investigations, criminal sanctions, severe fines and penalties that could have a material adverse impact on our reputation, financial condition, results of operations and cash flows.

The scope and enforcement of each of the laws applicable to our business and products is uncertain and subject to rapid change in the current environment of healthcare reform. If our operations are found to be in violation of any of the government regulations that apply to us, we may be subject to civil and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in federal and state healthcare programs and the curtailment or restricting of our operations, any of which could harm our ability to operate our business and our financial results. Responding to a government investigation is time and resource intensive, and may cause harm to our business and reputation even if we are able to successfully defend against it. Additionally, resolution of any such investigation may require agreement to onerous corporate integrity agreements or other compliance or reporting requirements, which may negatively affect our business.

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

In May 2017, the EU adopted Medical Devices Regulation 2017/745 (MDR), which repealed and replaced the Medical Device Directive (MDD). MDR went into effect in May 2021, and provides for stricter controls of medical devices than did MDD. Under provisions that govern the transition from MDD to MDR, medical devices with notified body certificates issued under the MDD prior to May 2021 may continue to be marketed and sold as long as those certificates are valid (up to a maximum of five years from the date of issue) or until May 2024 at the latest, although legislation was proposed by the European Commission in January 2023 to extend that date for qualifying products. After the expiration of any applicable transitional period, only devices that have been CE marked under MDR may be placed on the market in the EU. Our failure, or the failure of our contract manufacturers, to obtain CE marks for all of our products under MDR on a timely basis, or to comply with MDR, could restrict our ability to sell our products in the EU or other parts of the world, which would have a material adverse effect on our business and financial results. Additionally, the U.K.’s withdrawal from the EU and the end of the mutual recognition and related trade facilitating effects for medical devices between the EU and Switzerland in May 2021 have added certain costs and complexities to the shipment and sales of our products in those countries.

We may from time to time increase the prices of our products, as we do with our Photrexa therapies. Drug pricing by pharmaceutical manufacturers is subject to federal and state reporting requirements and is currently, and is expected to continue to be, under close scrutiny, including with respect to manufacturers that increase the price of products after acquiring those products from other companies. In some cases, such scrutiny has resulted in congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturers’ patient support programs, and reform government program reimbursement methodologies for products. Although our price increases have been based upon third party studies of the projected economic value of our products to the healthcare system, they may still become subject to such scrutiny.

Additionally, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which is designed to, among other things, have a direct impact on drug prices and reduce drug spending by the federal government. The Inflation Reduction Act requires drug manufacturers to pay rebates to Medicare if they increase prices faster than inflation for certain drugs used by Medicare beneficiaries. The expansion of inflation-based rebates may complicate our pricing strategies. The Inflation Reduction Act of 2022 or other similar legislation could have the effect of reducing the prices we can charge and reimbursement we receive for our products, thereby reducing our revenues and profitability.

If we cannot sell our products profitably, whether due to our own inability to comply with, or the inability of other economic operators in our supply chain to qualify under, any legislative reform, our business would be harmed. In addition, any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products.

Inadequate or inconsistent reimbursement for our products may adversely impact our business.

Our ability to successfully commercialize and achieve market acceptance of our products, as well as compete against other therapies designed to address the same disease states, depends in significant part on adequate financial coverage and reimbursement from third party payors, including governmental payors (such as the Medicare and Medicaid programs in the U.S.), managed care organizations and private health insurers. See Item 1, Business, “Government Regulation – U.S. Regulation & Reimbursement” and “International Regulation & Reimbursement” contained in this Annual Report on Form 10-K for additional information. Payors continually review the clinical evidence for new therapies and can change their coverage policies without notice or deny payment if the product was not used in accordance with the payor’s coverage policy. Therefore, coverage for our products can differ significantly from payor to payor. In addition, payors continually review new therapies for possible coverage and can, without notice, deny coverage for these products and procedures. As a result, the coverage determination process is often time-consuming and costly and requires us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage will be obtained or will be maintained once it is obtained.

In addition to uncertainties surrounding coverage policies, there are uncertainties regarding appropriate reimbursement for the procedures associated with our new products like iAccess, a precision blade, and iPRIME, a viscoelastic delivery system, as well as sporadic volatility in reimbursement levels of existing products, including our Photrexa therapy. The demand for, and the profitability of, our products could be materially harmed if the Medicaid program, Medicare program, other healthcare programs in the U.S. or elsewhere, or third party commercial payors in the U.S. or elsewhere, deny reimbursement for our products, limit the indications for which our products will be reimbursed, are unclear on appropriate reimbursement codes or provide reimbursement only on unfavorable terms. MACs have in the past, and may in the future, change coverage terms, which could result in inadequate reimbursement and impact the use of our products. Also, when procedures associated with our products transition from temporary CPT Category III codes to permanent CPT Category I codes, the physician and facility reimbursement levels associated with the procedures using these products could be decreased, such as the decreased payment rates for procedures using our iStent-related products, in conjunction with cataract surgery, established by CMS for 2022 and 2023, as discussed earlier in these Risk Factors under the heading “Risks Related to Our Business.” Even when a permanent billing code has been assigned to a product, there is no guarantee that coverage will be provided. If we are unable to maintain our existing codes or obtain new permanent codes for procedures using our products, use existing codes for new products or obtain new reimbursement codes for our other products in development, we may be subject to significant pricing pressure, which could harm our business, results of operations, financial condition and prospects. In the foreign markets in which we operate, different pricing and reimbursement systems, which could result in lower reimbursement, could harm our ability to operate our business.

We cannot predict to what extent current global economic conditions, including the continuing effects of the COVID-19 or a future pandemic, may disrupt global healthcare systems and access to our products or result in a widespread loss of individual health insurance coverage due to unemployment, a shift from commercial payor coverage to government payor coverage, or an increase in demand for patient assistance and/or free drug programs, any of which could adversely affect our net revenue. In addition, payers consistently engage in cost containment efforts, which could include efforts to decrease reimbursement levels for prescription drugs and the imposition of prior authorization for the use of our products. We cannot predict actions that third party payors may take, including limiting access to or the level of reimbursement for our products or refusal to provide any approvals or coverage.

Risks Related to Our Intellectual Property

If we are unable to adequately protect our intellectual property, our competitors and other third parties could develop and commercialize products similar or identical to ours, which would substantially impair our ability to compete.

Our success and ability to compete depends significantly upon our ability to obtain, maintain and protect our proprietary rights and licensed intellectual property rights to the technologies and inventions used in or embodied by our products. We rely on a combination of patents and trademark rights, and to a lesser extent on trade secrets and copyrights, together with licenses and nondisclosure agreements to protect our technologies. These legal means, however, afford only limited protection and may not adequately protect our business. We also have not pursued or maintained, and may not pursue or maintain in the future, patent protection for our products in every country or territory in which we sell or will in the future sell our products. In addition, we cannot be sure that any of our pending patent applications or pending trademark applications will issue or issue in a form that will be advantageous to us.

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

Risks Related to Our Common Stock

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

The exclusive forum provisions in our organizational documents could limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

The Company leases two adjacent facilities located in San Clemente, California. Each of these leases expires on May 31, 2030, and each contains an option to extend the lease for one additional five year period at market rates. The total leased square footage of both facilities equals approximately 98,000. Additionally, the Company leases one property containing three office buildings, comprising approximately 160,000 rentable square feet of space, located in Aliso Viejo, California. The term of the Aliso Facility commenced on May 1, 2019 and continues for thirteen years. The agreement contains an option to extend the lease for two additional five year periods at market rates. On December 18, 2018, we also purchased approximately 2.5 acres of vacant land located adjacent to the Aliso Facility for future expansion purposes. In 2022, the Company relocated its corporate administrative headquarters, along with certain laboratory, R&D and warehouse space, to the Aliso Facility. The Company’s San Clemente locations will continue to serve as its main manufacturing location for the foreseeable future.

Additionally, we currently occupy approximately 60,000 square feet of leased manufacturing space in Burlington, Massachusetts pursuant to a lease agreement that expires on July 31, 2033. Our additional U.S.-based and foreign subsidiaries’ leased office space, which includes small administrative offices in Australia, Brazil, Canada, Germany, Japan and the United Kingdom, totals less than 14,000 square feet.

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

As of February 22, 2023, we had 53 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of record holders also does not include stockholders whose shares may be held in trust by other entities.

Stock Performance Graph

The following performance graph shows the cumulative total stockholder return during the last five years in (i) our common stock, (ii) the S&P Small Cap 600 index and (iii) the S&P Small Cap 600 Healthcare index. The graph assumes that $100 was invested at the closing price of our common stock on the last trading day of fiscal year 2017 and all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

		12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Glaukos Corporation	$100.00		$218.99	$212.36	$293.41	$173.26	$170.29
S&P Small Cap 600 index	$100.00		$90.25	$109.07	$119.51	$149.71	$123.63
S&P Small Cap 600 Healthcare index	$100.00		$109.77	$131.87	$173.30	$183.28	$134.84

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

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion and analysis and other parts of this Annual Report on Form 10-K contain forward-looking statements that reflect our current plans, expectations, estimates and beliefs that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events may differ materially from those discussed in these forward-looking statements. You should carefully read Item 1A - “Risk Factors” included in this Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements and Industry Data.”

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

Impact of the Current Global Economic Environment

Global and regional economies, the markets we serve and financial markets have recently experienced significant volatility including inflation, supply shortages or delays, geopolitical developments, changes in supply and demand, labor shortages and turnover, natural disasters, higher energy costs, health epidemics or pandemics (including the COVID-19 pandemic), currency fluctuations, governmental actions such as mandatory shutdowns, and other conditions which have led to disruptions in commerce and pricing stability. The duration and scope of these conditions cannot be predicted, and therefore, it is uncertain what long-term impacts these economic pressures may have on our business.

While the COVID-19 pandemic materially impacted the global demand for our products, we have seen a general return toward more normalized levels for cataract and keratoconus procedures, with periodic volatility in certain geographies in which we operate, through December 31, 2022. Nevertheless, our business may be impacted by future developments, including any subsequent outbreaks or new variants of the COVID-19 virus, or other future health crises, which may require re-closures or other preventative measures. Additionally, the COVID-19 pandemic has led to widespread staffing shortages, including in ambulatory surgery centers, which has and may continue to impact elective procedures.

Additionally, some of our vendors are continuing to experience supply challenges, both in the acquisition of raw materials as well as due to labor shortages and disruption. As a result of these supply chain challenges and due to current inflationary pressures, we have experienced higher costs for certain components and raw materials. We expect these supply challenges may continue into 2023. These challenges have occasionally led to longer lead times for, and delays and partial or unfulfilled deliveries of certain components needed for the manufacture of our products, in some cases requiring us to find alternative sources for materials. If these delays and partial or unfulfilled deliveries persist, they could impact our ability to ship some of our products to our customers, or bring some of our pipeline products to market, in a timely manner.

Financial Overview

The most important financial indicators that we use to assess our business are net sales, gross margin, operating expenses, and cash on hand.

	December 31,	December 31,
	2022	2021
Net sales	$282,862	$294,011
Gross margin	76%	77%
Operating expenses	$296,196	$260,256
Cash, cash equivalents, short-term investments and restricted cash	$359,773	$423,467

Please see Results of Operations and Liquidity and Capital Resources below for a detailed discussion of each of the above items including analysis of the fluctuations from year to year.

We incurred net losses of $99.2 million, $49.6 million and $120.3 million for the years ended December 31, 2022 and December 31, 2021, and December 31, 2020, respectively and as of December 31, 2022, we had an accumulated deficit of $464.4 million.

Recent Developments

2023 U.S. reimbursement rates

On November 1, 2022, the U.S. Centers for Medicare & Medicaid Services (CMS) published its final rules on 2023 Medicare physician fee and facility fee payment rates (2023 Final Rules) for procedures using our iStent family of products furnished in both the ambulatory surgery center and hospital outpatient settings in conjunction with cataract surgery, as well as the facility fee payment rates, in both hospital and ambulatory surgery center settings, and for standalone insertion of an aqueous drainage device, such as our iStent infinite product. The 2023 Final Rules do not materially modify the Final Rules (as defined below) established for 2022.

iStent infinite

On August 2, 2022, we received 510(k) clearance from the U.S. Food & Drug Administration (FDA) to market the iStent infinite, an implantable device intended to reduce the intraocular pressure of the eye. It is indicated for use in adult patients with primary open-angle glaucoma in whom previous medical and surgical treatment has failed. We began commercial launch activities for this product in the fourth quarter of 2022.

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

iVeena Exclusive License Agreement

Effective June 9, 2022, we entered into an Exclusive License Agreement (iVeena License Agreement) with iVeena Delivery Systems, Inc. (iVeena), pursuant to which iVeena granted us an exclusive, worldwide license to manufacture and sell products incorporating certain of iVeena’s owned or controlled technologies, including certain chemical compositions, that may be utilized for the treatment of keratoconus. Pursuant to the terms of the iVeena License Agreement, we made a one-time upfront payment to iVeena of $10.0 million. We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business. We may have ongoing milestone and royalty payment obligations depending on the success of the development, approval and commercialization of the proprietary technologies.

Factors Affecting Our Performance

The CMS final rules for 2022 Medicare physician fee payment rates and 2022 Medicare facility fee payment rates for services furnished in both the ambulatory surgery center and hospital outpatient settings (Final Rules) took effect on January 1, 2022. Compared to the reimbursement rates in effect for 2021, the Final Rules contained a significantly lower physician fee related to the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery. Conversely, the facility fee schedule related to surgeries that include implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, slightly decreased reimbursements to an ambulatory surgery center and increased reimbursements to a hospital. Additionally, the Final Rules established facility fee payment rates that were lower than anticipated for standalone insertion of an aqueous drainage device in the ambulatory surgery center and hospital settings, which would be the procedure that such facilities would use with our iStent infinite product. We estimate that approximately 80% of procedures utilizing our trabecular micro-bypass technologies in the U.S. are performed in the ambulatory surgery center setting and the remaining estimated 20% of procedures are performed in the hospital. The significant reduction of the physician fee had a negative impact on 2022 U.S. procedural volumes of our iStent family of products, in conjunction with cataract surgery, which we expect will continue for 2023, adversely affecting our U.S. combo-cataract Glaucoma revenues, gross profit, and net loss, the full extent of which is not known at this time.

We expect our results of operations for 2023 and our near-term performance to reflect increasing competitive dynamics, the impact of the reduced physician fee reimbursement rates contained in the 2023 Final Rules, the continuing disruption resulting from labor and supply shortages and the effects of the macroeconomic environment, the full effects of which are difficult to predict at this time. In addition to the foregoing factors, our operations to date have been, and we believe our future growth and success will be, impacted by the following:

●	the rate at which we expand our global sales and marketing infrastructure, and the speed at which we can continue increasing access to and awareness of our products to patients and physicians;
●	our ability to timely satisfy the requirements set by regulatory authorities for approval of new products and approved indications for use;
●	future coverage and reimbursement rates set by CMS, third-party commercial payors and foreign regulatory authorities for the procedures using our products, and our competitors’ products, as well as uncertainty associated therewith;
●	the extent to which our customers trial competitive products;
●	our ability to maintain a competitive position in the development of new products for the treatment of chronic eye diseases, given that our industry is highly competitive and subject to rapid and profound technological, market and product-related changes;
●	the impact of publications of clinical results by us, our competitors and other third parties on whether, and the degree to which, our products are used by physicians and the procedures and treatments those physicians choose to administer to their patients;
●	the physicians who use our products may not perform procedures during certain times of the year, due to seasonality patterns typical for certain of our procedures, or when they are away from their practices for various reasons;
●	our ability to realize commercialized products from the licensing and distribution arrangements and other partnerships into which we have entered and will in the future enter; and
●	the impact of fluctuations in foreign currency exchange rates, as most of our sales internationally are denominated in the local currency of the country in which we sell our products.

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

Components of Results of Operations

Net Sales

We currently operate in one reportable segment and net sales are generated primarily from sales of our iStent family of products and sales of Photrexa and other associated drug formulations, as well as our proprietary bioactivation systems and royalty income. Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services.

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

While net sales may increase as we expand our global sales and marketing infrastructure and continue to increase awareness of our products by expanding our sales base and increasing our marketing efforts, historically our net sales within a fiscal year have been impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year. However, we did not experience the same seasonality pattern in 2021 due in part to the COVID-19 pandemic. In 2022, we saw the return of some seasonality patterns, however traditional U.S. revenue patterns were disrupted as a result of the CMS reimbursement cuts. The effect of COVID-19 and other macroeconomic conditions, including higher interest rates and foreign exchange rate fluctuations, on our commercial performance may continue into future reporting periods. The 2022 CMS physician fee and facility fee rate decreases, which were effective in 2022 and will continue into 2023 have also disrupted traditional U.S. customer ordering patterns and have resulted in our customers’ trialing of competitive products, causing reduced U.S. Glaucoma sales volumes during 2022. Our U.S. Corneal Health sales have experienced modest negative impacts due to sporadic reimbursement challenges. Additionally, unfavorable foreign exchange rates and global COVID dynamics in certain geographies in which we operate have negatively impacted our sales during the year ended December 31, 2022.

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

We manufacture our iStent family of products at our facility in San Clemente, California using components manufactured by third parties. We manufacture our KXL systems at our manufacturing facilities in Burlington, Massachusetts, and we contract with third-party manufacturers in the U.S. and Germany to produce our Photrexa and other associated drug formulations. We currently intend to maintain our manufacturing facilities at our San Clemente and Burlington locations for the foreseeable future.

Due to the relatively low production volumes of our iStent family of products and our KXL systems compared to our potential capacity for those products, a significant portion of our per unit costs is comprised of manufacturing overhead expenses. These expenses include quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management.

Cost of sales includes a charge equal to a low single-digit percentage of worldwide net sales of certain iStent products, with a required minimum annual payment of $0.5 million, which amount became payable to the Regents of the University of California (the University) in connection with our December 2014 agreement with the University related to a group of our U.S. patents (the Patent Rights). This ongoing product payment obligation changed as patent coverage on certain products has lapsed, and terminated entirely on the date the last of the Patent Rights expires, which was December 29, 2022.

Cost of sales includes amortization of the $252.2 million developed technology intangible asset. For each of the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the amortization expense was $22.1 million.

Our future gross profit as a percentage of net sales, or gross margin, will be impacted by numerous factors including commencement of sales of products in our pipeline, or any other future products, which may have higher product costs. Our gross margin will also be affected by manufacturing or supply chain inefficiencies that we may experience as we attempt to manufacture our products on a larger scale, manufacture new products and change our manufacturing capacity or output. Additionally, our gross margin will continue to be affected by royalty expenses on current or future products associated with various licensing agreements. Our gross margin in future periods may also be impacted by other factors adversely affecting our net sales in future periods, including the impact of the COVID-19 pandemic, supply chain disruptions, the current macroeconomic environment, including inflationary pressures and fluctuations in foreign currency, and the impact of the reductions on payment rates for certain of our products and related services as a result of the 2023 Final Rules.

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

We expect SG&A expenses to continue to grow as we increase our global sales and marketing infrastructure and general administration infrastructure. We also expect other non-employee‐related costs, including sales and marketing program activities for new products, outside services and accounting and general legal costs to increase as our overall operations grow. The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as on the timing of any new product launches and other potential business and operational activities.

Research and Development

Our R&D activities primarily consist of new product development projects, pre-clinical studies, IDE and IND studies, and other clinical trials. Our R&D expenses primarily consist of personnel-related expenses, including salaries, fringe benefits and stock-based compensation for our R&D employees; research materials; supplies and services; in-licenses, including event-based milestones; and the costs of conducting clinical studies, which include payments to investigational sites and investigators, clinical research organizations, consultants, and other outside technical services and the costs of materials, supplies and travel. We expense R&D costs as incurred. We expect our R&D expenses to continue to increase as we initiate and advance our development programs, including our expanding surgical and pharmaceutical development efforts and clinical trials across glaucoma, retinal disease and corneal health.

Completion dates and costs for our clinical development programs include seeking regulatory approvals and our research programs vary significantly for each current and future product candidate and are difficult to predict. As a result, while we expect our R&D costs to continue to increase for the foreseeable future, we cannot estimate with any degree of certainty the costs we will incur in connection with the development of our product candidates. We anticipate we will make determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the scientific success of early research programs, results of ongoing and future clinical trials, the availability of funding resources, as well as ongoing assessments as to each current or future product candidate’s commercial potential and our likelihood of obtaining necessary regulatory approvals. We are not currently able to fully track expenses by product candidate.

In-process Research and Development

IPR&D expenses for the year ended December 31, 2022 totaled $10.0 million related to our iVeena licensing agreement previously discussed in Recent Developments above.

Our IPR&D expenses for the year ended December 31, 2021 relate to a $5.0 million upon signing our exclusive licensing agreement with Attillaps Holdings, Inc. and a $5.0 million payment upon signing our exclusive licensing agreement with Intratus, Inc.

Litigation-related Settlement

The $30.0 million cash payments we received pursuant to the terms of a Settlement Agreement dated September 14, 2021 (Settlement Agreement) are included in litigation-related settlement as a reduction of operating expenses on the consolidated statements of operations in each respective year.

Non-Operating Expense, Net

Non-operating expense, net primarily consists of interest expense associated with our finance lease for our Aliso Facility and for our 2.75% convertible notes due 2027 (Convertible Notes), interest income derived from our short-term investments and unrealized gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar, primarily related to intercompany loans.

Income Taxes

Our tax provision is primarily comprised of state and foreign income taxes. Our net deferred tax liability of $7.3 million at December 31, 2022 primarily represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets. We continue to provide a full valuation allowance against our other net deferred tax assets.

We record reserves for uncertain tax positions where we believe the ability to sustain the tax position does not reach a more likely than not threshold.

Results of Operations

For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2021 compared to the year ended December 31, 2020 refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2021 Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission on February 28, 2022.

Comparison of Years Ended December 31, 2022 and December 31, 2021

	Year ended
	December 31,		% Increase
(in thousands)	2022	2021	(decrease)
Statements of operations data:
Net sales	$282,862	$294,011	(4)%
Cost of sales	68,979	66,627	4%
Gross profit	213,883	227,384	(6)%
Operating expenses:
Selling, general and administrative	192,925	179,257	8%
Research and development	123,271	100,999	22%
In-process research and development	10,000	10,000	—%
Litigation-related settlement	(30,000)	(30,000)	—%
Total operating expenses	296,196	260,256	14%
Loss from operations	(82,313)	(32,872)	150%
Non-operating loss, net	(16,116)	(16,395)	(2)%
Income tax provision	766	326	135%
Net loss	$(99,195)	$(49,593)	100%

NM = Not Meaningful

Net Sales

Our net sales are generated primarily from sales of iStent family of products to customers and sales of Photrexa and associated drug formulations as well as KXL systems to customers. Customers are primarily comprised of ambulatory surgery centers, hospitals and physician private practices, with distributors being used in certain international locations where we currently do not have a direct commercial presence.

Net sales for the years ended December 31, 2022 and December 31, 2021 were $282.9 million and $294.0 million, respectively, reflecting a decrease of $11.1 million or 4%.

Net sales of glaucoma products in the United States were $144.7 million and $170.8 million for the years ended December 31, 2022 and December 31, 2021, respectively, decreasing by approximately 15%. This decrease is primarily due to lower volumes caused by the significantly reduced CMS physicians’ fee that was implemented on January 1, 2022, which has disrupted traditional U.S. customer ordering patterns and has resulted in our customers’ trialing of competitive products. Additionally, sales in the second half of 2021 were positively impacted by abnormally high demand for cataract and glaucoma procedures following the rollout of the COVID-19 vaccines and increasing normalized economic and operating conditions within certain markets in which we operated at that time.

International sales of glaucoma products for the years ended December 31, 2022 and December 31, 2021 were $69.6 million and $61.2 million, respectively, increasing by approximately 14%. The increase in international sales reflects broad-based growing demand in many key international markets for combined cataract and glaucoma procedures, the dollar-based results of which were substantially affected by unfavorable foreign exchange rates, primarily related to the Euro and Japanese Yen, during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Net sales of corneal health products were $68.6 million and $62.0 million for the years ended December 31, 2022 and December 31, 2021, respectively, increasing by 11%. Of the $6.6 million increase in net sales generated by our corneal health products, $5.6 million related to U.S. sales using direct sales operations, which was comprised of an increase of $6.0 million of Photrexa net sales partially offset by reductions of $0.4 million in U.S. capital equipment sales. Additionally, corneal health sales for the year ended December 31, 2022 were positively impacted by higher realized average sales and continued new account starts. Our international corneal health sales increased $1.0 million, in locations where we utilize distributors given we do not have a direct commercial presence.

Cost of Sales

Cost of sales for the years ended December 31, 2022 and December 31, 2021 were $69.0 million and $66.6 million, respectively, reflecting an increase of approximately $2.4 million or 4%. Our gross margin was approximately 76% for the year ended December 31, 2022 compared to approximately 77% for the year ended December 31, 2021. The variance from the prior year resulted primarily from an increase in the product mix of modestly lower margin products of international market sales and higher material costs due to the inflationary environment.

Selling, General and Administrative Expenses

SG&A expenses for the years ended December 31, 2022 and December 31, 2021 were $192.9 million and $179.3 million, respectively, reflecting an increase of $13.6 million or 8%.

Of the total $192.9 million, we incurred approximately $125.1 million of costs associated with commercial personnel and discretionary spending during the year ended December 31, 2022 as compared to $112.4 million during the year ended December 31, 2021, with the increase primarily due to compensation and related employee expenses associated with our sales infrastructure in glaucoma and corneal health, along with increased travel, meetings and accompanying costs as business activities have reopened and expanded over the course of the last twelve months. We also incurred approximately $67.8 million of costs associated with general and administrative personnel and discretionary spending during the year ended December 31, 2022 as compared to $63.4 million during the year ended December 31, 2021, associated with our ongoing administrative functions and amortization of our right-of-use asset related to our long-term lease for the Aliso Facility.

Research and Development Expenses

R&D expenses for the years ended December 31, 2022 and December 31, 2021 were $123.3 million and $101.0 million, respectively, reflecting an increase of $22.3 million or 22%.

For the year ended December 31, 2022, we incurred $80.4 million in core R&D expenses and $42.8 million in clinical expenses, comprised of $63.1 million in compensation and related employee expenses with the remaining $60.2 million spent on the continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (often referred to as “epi-on”), iDose and our earlier stage programs for dry eye, presbyopia, retina and other therapeutic investments. For the year ended December 31, 2021, we incurred $66.6 million in core R&D expenses and $34.4 million in clinical expenses, comprised of $50.1 million in compensation and related employee expenses with the remaining $50.9 million spent on the abovementioned programs.

In-process Research and Development

IPR&D expenses for the year ended December 31, 2022 totaled $10.0 million related to our iVeena licensing agreement previously discussed in Recent Developments above.

IPR&D expenses for the year ended December 31, 2021 related to the amendment of our exclusive licensing agreement with Intratus, Inc. and our exclusive licensing agreement with Attillaps Holdings, Inc. We paid $5.0 million upon signing of each of these agreements.

Litigation-related Settlement

The $30.0 million cash payments from the Settlement Agreement received during each of the years ended December 31, 2022 and December 31, 2021 are included in litigation-related settlement as a reduction of operating expenses on the consolidated statements of operations.

Non-Operating Expense, Net

We had non-operating expense, net of $16.1 million and $16.4 million for the years ended December 31, 2022 and December 31, 2021, respectively. The change in non-operating expense, net of $0.3 million primarily relates to increased interest income earned on investments, partially offset by recognition of unrealized foreign currency losses due to higher intercompany loan balances denominated in, and impacted by, unfavorable changes in foreign currency exchange rates and higher interest expense recognized related to the Convertible Notes and to the finance lease for our Aliso Facility.

Income Tax Provision

Our effective tax rate for the year ended December 31, 2022 was (0.78)%. For the year ended December 31, 2022 and December 31, 2021, we recorded a provision for income taxes of $0.8 million and $0.3 million, respectively. For each of the years ended December 31, 2022 and December 31, 2021 our tax provision was primarily comprised of state and foreign income tax expense.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, and generally cash generated from operating, financing and investing activities. Our primary uses of cash have been for selling and marketing activities, general and administrative expenses, research and development programs, and capital expenditures.

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Cash and cash equivalents	$119,525	$100,708
Short-term investments	233,170	313,343
Accounts receivable, net	36,073	33,438
Inventory	37,841	23,011
Accounts payable	14,403	7,333
Accrued liabilities	57,956	56,027
Working capital (1)	371,500	422,766

(1)	Working capital consists of total current assets less total current liabilities per our consolidated balance sheets

Main Sources of Liquidity

We plan to fund our operations, commitments for capital expenditures and other short and long-term known contractual and other obligations using existing cash and investments and, to the extent available, cash generated from commercial operations. Our existing cash and investments include the remaining net proceeds from the Convertible Notes issued in June 2020 (after payment for the related capped call transactions), and the two $30.0 million payments received from Ivantis, Inc. during each of the years ended December 31, 2022 and December 31, 2021, which are being used for working capital and general corporate purposes.

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

Our cash, cash equivalents and short-term investments totaled approximately $352.7 million and our restricted cash totaled approximately $7.1 million.

Cash Flow used in Operations

For the twelve months ended December 31, 2022, our operating activities used $33.1 million in net cash.

Senior Convertible Notes

Our Convertible Notes may be converted at the option of the holders at the times and under the circumstances and at the conversion rate described in Note 8 of the notes to our consolidated financial statements. As of December 31, 2022, none of the conditions allowing holders of the Convertible Notes to convert had been met. These conditions are measured each quarter. For example, if our trading price remains above 130% of the conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, March 31, 2023, holders of the Convertible Notes would have the right to convert their Convertible Notes during the calendar quarter beginning April 1, 2023. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. Settling all or a portion of the conversion obligation in cash could adversely affect our liquidity. In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

We may seek to obtain additional financing in the future through other debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all and although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations.

Short-term Liquidity Requirements

Our short-term liquidity requirements primarily consist of regular operating costs, interest payments related to our Convertible Notes, R&D project funding, capital expenditures as we continue the development of our facilities and office spaces, operating and financing lease obligations and other firm purchase commitments. As of December 31, 2022, we had net working capital of $371.5 million, which indicates that our current assets are sufficient to cover our short-term liabilities.

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

Material Cash Requirements

The following table summarizes our material cash requirements, including commitments for capital expenditures and known contractual and other obligations as of December 31, 2022, and the amount required to satisfy those requirements in future periods.

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating and finance lease obligations	$178,686	$7,798	$17,275	$17,994	$135,619
Interest payments on Convertible Senior Notes	35,578	7,906	15,813	11,859	—
Firm purchase commitments	40,047	38,049	1,998	—	—
Total	$254,311	$53,753	$35,086	$29,853	$135,619

The Convertible Notes will mature on June 15, 2027, unless earlier converted, redeemed or repurchased in accordance with their terms. In addition to the amounts included in the table above, we will incur material cash obligations related to our Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion.

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

The following table is a condensed summary of our cash flows for the periods indicated:

	Year ended
	December 31,
(in thousands)	2022	2021

Net cash (used in) provided by:
Operating activities	$(33,083)	$24,708
Investing activities	44,779	(58,232)
Financing activities	6,251	39,260
Exchange rate changes	(1,468)	(1,774)
Net increase in cash, cash equivalents and restricted cash	$16,479	$3,962

At December 31, 2022, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the year ended December 31, 2022 our operating activities used $33.1 million and for the year ended December 31, 2021 our operating activities provided $24.7 million.

For the year ended December 31, 2022, our net cash used in operating activities reflected our net loss of $99.2 million, adjusted for non-cash items of $79.6 million, primarily consisting of stock-based compensation expense of $38.6 million, depreciation of $6.7 million, amortization of intangible assets of $24.9 million, amortization of lease right-of-use assets of $4.4 million, and amortization of debt issuance costs of $1.4 million. Additionally, changes in operating assets and liabilities were $13.4 million, which resulted primarily from increases in accounts payable and accrued liabilities of $7.2 million, and decreases in other assets of $0.3 million, offset by increases in inventory of $15.5 million, increases in accounts receivable of $3.1 million and increases in prepaids and other current assets of $1.7 million.

For the year ended December 31, 2021, our net cash used in operating activities reflected our net loss of $49.6 million, adjusted for non-cash items of $70.7 million, primarily consisting of stock-based compensation expense of $30.1 million, depreciation $4.7 million, amortization of intangible assets of $24.9 million, amortization of lease right-

of-use assets of $4.8 million, and amortization of debt issuance costs of $1.4 million. Additionally, this was partially offset by changes in operating assets and liabilities of $3.6 million, which resulted from increases in accounts payable and accrued liabilities of $12.4 million and decreases in accounts receivable of $1.7 million, partially offset by increases in inventory of $7.7 million and prepaid expenses and other current assets of $3.1 million.

Investing Activities

In the year ended December 31, 2022 our investing activities provided cash of $44.8 million and for the year ended December 31, 2021 net cash from investing activities used approximately $58.2 million.

In the year ended December 31, 2022, we used approximately $59.3 million for purchases of short-term investments, approximately $30.3 million for purchases of property and equipment, primarily related to our facilities in Aliso Viejo, California; Burlington, Massachusetts; and San Clemente, California; and approximately $1.0 million related to investments in company-owned life insurance, and we received cash of approximately $135.2 million from sales and maturities of short-term investments.

In the year ended December 31, 2021, we used approximately $215.3 million for purchases of short-term investments, approximately $47.8 million for purchases of property and equipment, primarily related to our facilities in Aliso Viejo, California and San Clemente, California; and approximately $2.1 million related to investments in company-owned life insurance, and we received cash of approximately $206.9 million from sales and maturities of short-term investments.

We expect to continue our increased levels of capital expenditures into 2023 as we continue expansion of our manufacturing capacity for current and new products, improve our manufacturing efficiency and for overall facility expansion.

Financing Activities

In the years ended December 31, 2022 and December 31, 2021 our financing activities provided $6.3 million and $39.3 million of net cash, respectively.

In the year ended December 31, 2022, we received $9.2 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan and used $2.7 million for payment of employee taxes related to restricted stock unit vestings. Additionally, we received $0.3 million in proceeds from our tenant improvement allowances of our Aliso Facility and paid $0.5 million in principal on our finance lease.

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

We concluded that one performance obligation exists for the majority of our contracts with customers which is to deliver products in accordance with our normal delivery times. Revenue is recognized when this performance obligation is satisfied, which is the point in time when we consider control of a product to have transferred to the customer. Revenue recognized reflects the consideration to which we expect to be entitled in exchange for those products or services. We have determined the transaction price to be the invoice price, net of adjustments that reduce revenue, which includes estimates of variable consideration for certain product returns and warranty replacements. We only recognize revenue when it is probable that we will collect the consideration we are entitled to in exchange for the goods transferred to a customer. This requires management to perform an assessment related to the probability of collecting the consideration. The assessment can contain judgment when it is performed for customers with declining credit conditions or those with no history or a limited history of product sales with us.

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

Additionally, we have performance obligations related to certain customers’ right to a future discount on single dose pharmaceutical purchases in the U.S., as well as voluntary patient assistance programs to provide financial assistance to qualified patients. Each of these performance obligations is expected to be recognized when the customer or patient elects to utilize the discount, which is generally within one year. The impact of these programs on revenue were not material for the periods presented.

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

Stock-Based Compensation Expense

Stock-based compensation expense for a stock option award is measured at the date of grant, based on the estimated fair value of the award using the Black-Scholes option pricing model. The estimation of the fair value of each stock-based option grant or issuance on the date of grant is impacted by numerous assumptions by management, including but not limited to expected stock price volatility over the term of the awards and the expected term of stock options. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

Stock-based compensation expense for a restricted stock unit (RSU) award is measured at the date of grant, based on the fair value of the award which is the closing price of our common stock on the date of grant.

For awards that vest based on service conditions, we use the straight-line method to recognize compensation expense over the respective service period. For awards that contain performance conditions, we determine the appropriate amount to expense based on the probable achievement of performance targets, which requires judgment, and which may include forecasting the achievement of future specified targets. At the date performance conditions are determined to be probable of achievement, we record a cumulative expense catch-up, with remaining expense amortized over the remaining service period. Throughout the performance period, we re-assess the estimated performance and update the number of performance-based awards that we believe will ultimately vest.

If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there is a difference between the assumptions used in determining stock-based compensation expense and the actual factors which become known over time, we may change the input factors used in determining stock-based compensation expense for future grants. These changes, if any, may materially impact our results of operations in the period such changes are made. Forfeitures are estimated at the time of grant based on historical experience, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A.Quantitative and qualitative disclosures about market risk

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. Our cash and cash equivalents include cash in readily available checking and money market accounts, as well as certificates of deposit. These securities are not dependent on interest rate fluctuations that could cause the principal amount of these assets to fluctuate and thus do not pose any interest rate risk to us. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.

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

To the extent that our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to assess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international operations. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.

A hypothetical 10% increase or decrease in the value of foreign exchange rates relative to the U.S. dollar as of December 31, 2022 would have had an immaterial impact on our net loss.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Glaukos Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Glaukos Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes  (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

Identification and classification of revenue related incentive programs
Description of the Matter

As discussed in Note 2 of the consolidated financial statements, the Company derives its revenue from sales of its products in the United States and internationally. The Company has determined the transaction price to be the invoice price, net of adjustments that reduce revenue, which included estimates of volume-based rebates, variable consideration for product returns and warranty replacements and other discounts and incentives that reduce revenue.

Auditing the Company’s net sales was challenging, specifically related to the effort required to evaluate the completeness of management’s identification of incentive programs and whether the incentives were recognized and properly classified. This included judgmentally assessing factors including evaluation of contractual terms, incentives offered, and the proper classification

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of recording revenue from sales of its products, including controls over the identification, review and approval of incentive programs and classification. We also tested management’s controls related to the completeness and accuracy of data utilized in the controls.

To test management’s identification, recognition and classification for customer incentive programs, our audit procedures included, among others, inquiries of sales representatives and other members of management and obtained confirmations from sales representatives to validate the completeness of customer incentive programs and revenue contracts provided to the finance and accounting department. We performed testing of a sample of transactions to assess the appropriateness of the classification. We also performed procedures to analyze trends in gross margin, cost of sales, and selling, general, and administrative costs. To test completeness of the population of customer incentive programs, we also examined credit memos issued subsequent to year end. For each material program identified, we tested classification of the incentive program.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006.

Irvine, California

February 24, 2023

Glaukos Corporation

Consolidated Balance Sheets

(in thousands, except par values)

	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$119,525	$100,708
Short-term investments	233,170	313,343
Accounts receivable, net	36,073	33,438
Inventory	37,841	23,011
Prepaid expenses and other current assets	17,250	15,626
Total current assets	443,859	486,126
Restricted cash	7,078	9,416
Property and equipment, net	94,403	68,969
Operating lease right-of-use asset	25,826	28,142
Finance lease right-of-use asset	46,601	49,022
Intangible assets, net	307,869	332,781
Goodwill	66,134	66,134
Deposits and other assets	10,613	9,108
Total assets	$1,002,383	$1,049,698
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,403	$7,333
Accrued liabilities	57,956	56,027
Total current liabilities	72,359	63,360
Convertible senior notes	281,400	280,026
Operating lease liability	28,905	29,650
Finance lease liability	72,172	72,699
Deferred tax liability, net	7,264	7,318
Other liabilities	10,278	9,494
Total liabilities	472,378	462,547
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 150,000 shares authorized; 47,782 and 46,993 shares issued and 47,754 and 46,965 shares outstanding at December 31, 2022 and December 31, 2021, respectively	48	47
Additional paid-in capital	997,470	952,432
Accumulated other comprehensive (loss) income	(2,975)	15
Accumulated deficit	(464,406)	(365,211)
Less treasury stock (28 shares as of December 31, 2022 and December 31, 2021)	(132)	(132)
Total stockholders’ equity	530,005	587,151
Total liabilities and stockholders' equity	$1,002,383	$1,049,698

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year ended
	December 31,
	2022	2021	2020

Net sales	$282,862	$294,011	$224,959
Cost of sales	68,979	66,627	91,719
Gross profit	213,883	227,384	133,240
Operating expenses:
Selling, general and administrative	192,925	179,257	171,401
Research and development	123,271	100,999	85,392
In-process research and development	10,000	10,000	—
Litigation-related settlement	(30,000)	(30,000)	—
Total operating expenses	296,196	260,256	256,793
Loss from operations	(82,313)	(32,872)	(123,553)
Non-operating expense:
Interest income	2,375	1,288	2,379
Interest expense	(13,720)	(13,372)	(14,115)
Other (expense) income, net	(4,771)	(4,311)	2,975
Total non-operating expense	(16,116)	(16,395)	(8,761)
Loss before taxes	(98,429)	(49,267)	(132,314)
Income tax provision (benefit)	766	326	(11,966)
Net loss	$(99,195)	$(49,593)	$(120,348)
Basic and diluted net loss per share	$(2.09)	$(1.07)	$(2.70)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	47,444	46,423	44,497

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year ended
	December 31,
	2022	2021	2020

Net loss	$(99,195)	$(49,593)	$(120,348)
Other comprehensive loss:
Foreign currency translation gain (loss)	985	781	(691)
Unrealized (loss) gain on short-term investments	(3,975)	(1,770)	365
Other comprehensive loss	(2,990)	(989)	(326)
Total comprehensive loss	$(102,185)	$(50,582)	$(120,674)

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	equity
Balance at December 31, 2019	43,530	$44	$861,740	$1,330	$(189,710)	(28)	$(132)	$673,272
Common stock issued under stock plans	1,745	1	20,334	—	—	—	—	20,335
Equity component of convertible senior notes, net of transaction costs of $3,267 and taxes of $12,891	—	—	81,554	—	—	—	—	81,554
Purchase of capped calls related to issuance of convertible senior notes	—	—	(35,679)	—	—	—	—	(35,679)
Stock-based compensation	—	—	48,641	—	—	—	—	48,641
Other comprehensive loss	—	—	—	(326)	—	—	—	(326)
Net loss	—	—	—	—	(120,348)	—	—	(120,348)
Balance at December 31, 2020	45,275	$45	$976,590	$1,004	$(310,058)	(28)	$(132)	$667,449
Common stock issued under stock plans	1,718	2	27,249	—	—	—	—	27,251
Stock-based compensation	—	—	30,146	—	—	—	—	30,146
Effect of adoption of ASU 2020-06	—	—	(81,553)	—	(5,560)	—	—	(87,113)
Other comprehensive loss	—	—	—	(989)	—	—	—	(989)
Net loss	—	—	—	—	(49,593)	—	—	(49,593)
Balance at December 31, 2021	46,993	$47	$952,432	$15	$(365,211)	(28)	$(132)	$587,151
Common stock issued under stock plans	789	1	6,477	—	—	—	—	6,478
Stock-based compensation	—	—	38,561	—	—	—	—	38,561
Other comprehensive loss	—	—	—	(2,990)	—	—	—	(2,990)
Net loss	—	—	—	—	(99,195)	—	—	(99,195)
Balance at December 31, 2022	47,782	$48	$997,470	$(2,975)	$(464,406)	(28)	$(132)	$530,005

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year ended
	December 31,
	2022	2021	2020

Operating Activities
Net loss	$(99,195)	$(49,593)	$(120,348)
Adjustments to reconcile net loss to net cash (used in) provided operating activities:
Depreciation	6,664	4,749	4,469
Amortization of intangible assets	24,912	24,912	24,912
Amortization of the fair market value inventory adjustment	—	—	24,712
Amortization of right-of-use lease assets	4,370	4,760	5,232
Amortization of debt issuance costs	1,373	1,373	364
Amortization of debt discount	—	—	5,610
Deferred income tax benefit	(54)	(1,029)	(12,176)
(Gain) loss on disposal of fixed assets	(24)	7	367
Stock-based compensation	38,561	30,146	46,477
Change in fair value of cash-settled stock options	—	—	(3,172)
Unrealized foreign currency losses (gains)	2,242	2,313	(1,202)
Amortization of premium on short-term investments	731	1,028	453
Other liabilities	785	2,465	4,538
Changes in operating assets and liabilities:
Accounts receivable, net	(3,138)	1,700	2,243
Inventory	(15,472)	(7,703)	1,962
Prepaid expenses and other current assets	(1,720)	(3,054)	(5,033)
Accounts payable and accrued liabilities	7,210	12,448	(2,683)
Other assets	(328)	186	287
Net cash (used in) provided by operating activities	(33,083)	24,708	(22,988)
Investing activities
Purchases of property and equipment	(30,265)	(47,785)	(6,935)
Purchases of short-term investments	(59,256)	(215,285)	(301,002)
Proceeds from sales and maturities of short-term investments	135,157	206,916	104,697
Proceeds from disposal of property and equipment	151	3	—
Investment in company-owned life insurance	(1,008)	(2,081)	(1,820)
Net cash provided by (used in) investing activities	44,779	(58,232)	(205,060)
Financing activities
Proceeds from convertible senior notes	—	—	287,500
Payment of convertible senior notes transaction costs	—	—	(9,614)
Purchase of capped calls related to issuance of convertible senior notes	—	—	(35,679)
Proceeds from exercise of stock options	3,577	26,124	20,196
Share purchases under Employee Stock Purchase Plan	5,630	4,817	4,025
Payments of employee taxes related to vested restricted stock units	(2,730)	(3,690)	(3,886)
Proceeds from tenant improvement allowance	301	12,668	—
Principal paid on finance lease	(527)	(659)	-
Net cash provided by financing activities	6,251	39,260	262,542
Effect of exchange rate changes on cash and cash equivalents	(1,468)	(1,774)	(88)
Net increase in cash, cash equivalents and restricted cash	16,479	3,962	34,406
Cash, cash equivalents and restricted cash at beginning of period	110,124	106,162	71,756
Cash, cash equivalents and restricted cash at end of period	$126,603	$110,124	$106,162
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$3,797	$2,263	$641

Supplemental disclosures of cash flow information
Taxes paid, net of refunds	$522	$272	$484
Interest paid on convertible senior notes	$7,906	$7,907	$4,041
Other interest paid	$4,434	$4,074	$1,334

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Notes to Consolidated Financial Statements

Note 1.	Organization and Basis of Presentation

Organization and Business

Glaukos Corporation (Glaukos or the Company), incorporated in Delaware on July 14, 1998, is an ophthalmic medical technology and pharmaceutical company focused on developing novel therapies for the treatment of glaucoma, corneal disorders, and retinal diseases. The Company developed Micro-Invasive Glaucoma Surgery (MIGS) to serve as an alternative to the traditional glaucoma treatment paradigm and launched its first MIGS device commercially in 2012. The Company also offers commercially a proprietary bio-activated pharmaceutical therapy for the treatment of a rare corneal disorder, keratoconus, that was approved by the United States (U.S.) Food and Drug Administration (FDA) in 2016. The Company is developing a portfolio of platforms to support ongoing pharmaceutical and medical device innovations. Products or product candidates for each of these platforms are designed to advance the standard of care through better treatment options across the areas of glaucoma, corneal disorders such as keratoconus, dry eye and refractive vision correction, and retinal diseases such as neovascular age-related macular degeneration, diabetic macular edema and retinal vein occlusion.

The accompanying consolidated financial statements include the accounts of Glaukos and its wholly-owned subsidiaries. The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. All significant intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

Liquidity

For the year ended December 31, 2022, the Company incurred a net loss of $99.2 million and $33.1 million of cash was used for operating activities and, as of December 31, 2022, the Company had an accumulated deficit of $464.4 million. The Company has made and expects to continue to make significant investments in its global sales force, marketing programs, research and development activities, clinical studies and general and administrative infrastructure. FDA-approved studies and new product development programs in the Company’s industry are expensive. The Company also expects to incur additional construction costs related to its facilities in Aliso Viejo, California; San Clemente, California; and Burlington, Massachusetts.

The Company’s 2.75% convertible notes due 2027 (Convertible Notes) may be converted at the option of the holders at the times and under the circumstances and at the conversion rate described in Note 8, Convertible Senior Notes. As of December 31, 2022, none of the conditions allowing holders of the Convertible Notes to convert had been met.

The Company plans to fund its operations, capital funding and other liquidity needs using existing cash and investments and, to the extent available, cash generated from commercial operations. The Company’s existing cash and investments include, in part, the net proceeds from the Convertible Notes issued in June 2020 (after payment for the related capped call transactions), and the two $30.0 million payments made to the Company by Ivantis, Inc. during the years ended December 31, 2022 and December 31, 2021 pursuant to the terms of the Settlement Agreement, which the Company is using for working capital and general corporate purposes.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s operating activities.

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions used in the preparation of the accompanying consolidated financial statements under different assumptions and conditions.

The Company’s consolidated financial statements as of and for the year ended December 31, 2022 reflect the Company’s estimates of the impact of the macroeconomic environment, including the impact of inflation, higher interest rates, foreign exchange rate fluctuations and the COVID-19 pandemic. The duration and the scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, is uncertain. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

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

Cash, Cash Equivalents, Restricted Cash and Short-term Investments

The Company invests its excess cash in marketable securities, including U.S. government agency bonds, U.S. government bonds, bank certificates of deposit, commercial paper, municipal bonds, corporate notes and asset-backed securities. For financial reporting purposes, liquid investment instruments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents are recorded at face value or cost, which approximates fair market value. The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Commission. Investments are stated at fair value as determined by quoted market prices. Investments are considered available for sale and, accordingly, unrealized gains and losses are included in accumulated other comprehensive loss within stockholders’ equity.

The Company’s entire investment portfolio, except for restricted cash, is considered to be available for use in current operations and, accordingly, all such investments are stated at fair value using quoted market prices and classified as current assets, although the stated maturity of individual investments may be one year or more beyond the balance sheet date. The Company did not have any trading securities or restricted investments at December 31, 2022 or December 31, 2021.

Realized gains and losses and declines in value, if any, judged to be other-than-temporary on available for sale securities, are reported in other expense, net. When securities are sold, any associated unrealized gain or loss previously reported as a separate component of stockholders’ equity is reclassified out of stockholders’ equity and recorded in the statements of operations in the period sold using the specific identification method. Accrued interest and dividends from investments are included in other expense, net. The Company periodically reviews its available for sale securities for other than temporary declines in fair value below the cost basis, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that equate to the amount reported in the consolidated statement of cash flows as of December 31, 2022, December 31, 2021 and December 31, 2020 (in thousands):

	Year ended
	December 31,
	2022	2021	2020
Cash and cash equivalents	$119,525	$100,708	$96,596
Restricted cash	7,078	9,416	9,566
Cash, cash equivalents and restricted cash in the consolidated statement of cash flows	$126,603	$110,124	$106,162

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has established guidelines regarding investment instruments and their maturities which are designed to maintain preservation of principal and liquidity. The Company believes that the concentration of credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms and the level of credit worthiness of its customers. During the years ended 2022, 2021 and 2020, none of the Company’s customers accounted for more than 10% of revenues.

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

Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of non-payment. The Company charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The Company’s allowance for credit losses represents management’s estimate of current expected credit losses and totaled approximately $1.3 million and $1.4 million as of December 31, 2022 and December 31, 2021, respectively, and there were immaterial bad-debt write offs charged during the years ended December 31, 2022 and December 31, 2021.

As of December 31, 2022 and December 31, 2021 the Company evaluated the current and expected future economic and market conditions surrounding the macroeconomic environment, including the impact of inflation, higher interest rates, foreign exchange rate fluctuations and the COVID-19 pandemic as it relates to collectability of its accounts receivable and determined the estimate of expected credit losses was not materially impacted. The Company will continue to re-evaluate the estimate of credit losses related to the current macroeconomic environment in conjunction with its assessment of expected credit losses in subsequent quarters.

Additionally, no customers accounted for more than 10% of net accounts receivable as of December 31, 2022 or December 31, 2021.

Inventory

Inventory is valued at the lower of cost or net realizable value with cost being determined on a first-in, first-out basis. The Company periodically reviews inventory for potential impairment, estimated losses from obsolescence, material expirations or unmarketable inventory or excess inventory and writes down the cost of inventory to net realizable value at the time such determinations are made. Net realizable value is determined using the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

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

All long lived assets are reviewed for impairment in value when changes in circumstances indicate that an asset or asset group’s carrying value may not be recoverable, based upon undiscounted future operating cash flows to be derived from their use, and appropriate losses are recognized and reflected in current earnings to the extent the carrying amount of an asset exceeds its estimated fair value, determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets. The Company did not record any impairment charges for the year ended December 31, 2022, December 31, 2021 or December 31, 2020.

Intangible Assets

Intangible assets with finite-lives include developed technology and customer relationships, which are amortized on a straight-line basis over their estimated useful lives, which range from five to eleven years. The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If the affected intangible assets are not recoverable, management estimates the fair value of the assets and would record an impairment loss if the carrying value of the assets exceeds the fair value.

Indefinite-lived intangible assets are comprised of IPR&D assets and are not amortized, but instead tested for impairment until the successful completion and commercialization, or abandonment, of the associated research and development efforts, at which point the IPR&D assets are either amortized over their estimated useful lives, or written-off immediately.

Refer to Note 6, Intangible Assets and Goodwill for more information on the Company’s intangible assets.

Goodwill

Goodwill represents the excess of the cost over the fair value of net assets acquired from business combinations. If the Company determines the carrying value of a reporting unit exceeds its fair value, an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. The Company has one reporting unit and tests for impairment annually, on October 1 and in addition to that test, regularly assesses if an event or indicator of impairment has occurred which would require interim impairment testing. The Company’s annual impairment test did not result in any impairment, and the Company has not identified any indicators of impairment through December 31, 2022 and consequently, no impairment charge was recorded during the year.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the years presented.

Leases

The Company determines if an arrangement is a lease at inception. As a lessee, right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company estimates the incremental borrowing rate based on its debt, prevailing financial market conditions, peer company credit analyses, and management judgment. Operating and financing lease right-of-use assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The lease terms used to calculate the right-of-use asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as amortization expense on right-of-use lease assets and interest expense using the accelerated interest method of recognition.

Revenue Recognition

The Company derives its revenue from sales of its products in the United States and internationally. Customers are primarily comprised of ambulatory surgery centers, hospitals and physician private practices, with distributors being used in certain international locations where the Company does not have a direct commercial presence.

The Company concluded that one performance obligation exists for the majority of its contracts with customers which is to deliver products in accordance with the Company’s normal delivery times. Revenue is recognized when this performance obligation is satisfied, which is the point in time when the Company considers control of a product to have transferred to the customer. Revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for those products or services. The Company has determined the transaction price to be the invoice price, net of adjustments that reduce revenue, which included estimates of volume-based rebates, variable consideration for product returns and warranty replacements and other discounts and incentives that reduce revenue.

The Company recognizes revenue when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to the customer. This requires management to perform an assessment related to the probability of collecting the consideration. The assessment can contain judgment when it is performed for customers with declining credit conditions or those with no history or a limited history of product sales with the Company.

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

Additionally, the Company has performance obligations related to other discounts and incentives including certain customers’ right to a future discount on single dose pharmaceutical purchases in the U.S., as well as voluntary patient assistance programs to provide financial assistance to qualified patients. Each of these performance obligations is expected to be recognized when the customer or patient elects to utilize the discount, which is generally within one year. Additionally, the Company has a performance obligation related to its extended warranty agreements with customers related to its KXL systems. The impact of these programs on revenue were not material for the periods presented.

Customers are not granted specific rights of return; however, the Company may permit returns of certain products from customers if such product is returned in a timely manner and in good condition. The Company generally provides a warranty on its products for one year from the date of shipment, and offers an extended warranty for its KXL systems. Any product found to be defective or out of specification will be replaced or serviced at no charge during the warranty period. Estimated allowances for sales returns and warranty replacements are recorded at the time of sale of the product and are estimated based upon the historical patterns of product returns matched against sales, and an evaluation of specific factors that may increase the risk of product returns. Product returns and warranty replacements to date have been consistent with amounts reserved or accrued and have not been significant. If actual results vary from the Company’s estimates, the Company will adjust these estimates in the period such variances become known.

Shipping and Handling Costs

All shipping and handling costs are expensed as incurred and are charged to selling, general and administrative expense. Charges to customers for shipping and handling are credited to selling, general and administrative expense.

Advertising Costs

All advertising costs are expensed as incurred. Advertising costs incurred during the years ended December 31, 2022, December 31, 2021 and December 31, 2020 were approximately $2.5 million, $1.2 million and $1.6 million, respectively.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at the applicable tax rates, along with net operating loss (NOL) and tax credit carryovers. The Company records a valuation allowance against a portion of deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. Management has considered estimated taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Based upon the weight of available positive and negative evidence, which includes the Company’s historical operating performance and limited potential to utilize tax credit carryforwards, the Company has determined that it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved and a portion of its deferred tax assets should be offset by a valuation allowance. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its provision for income taxes increases or decreases, respectively, in the period such determination is made.

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

At each financial reporting date, the Company accrues the estimated unpaid costs of clinical study activities performed during a period by third party clinical sites with whom the Company has agreements that provide for fees based upon the quantities of subjects enrolled and clinical evaluation visits that occur over the life of the study. The cost estimates are determined based upon a review of the agreements and data collected by internal and external clinical personnel as to the status of enrollment and subject visits, and are based upon the facts and circumstances known to the Company at each financial reporting date. If the actual performance of activities varies from the assumptions used in the cost estimates, the accruals are adjusted accordingly. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2022.

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based awards granted to employees and nonemployees, including members of its board of directors, based on the grant date fair value of the award.

For stock-based awards with service conditions, the fair value of the awards is amortized on a straight-line basis over the requisite service period in which the awards are expected to vest. For stock-based awards with performance vesting conditions, stock-based compensation is recognized when it is considered probable that the performance conditions will be satisfied. At each reporting period, the Company re-assesses the probability of the achievement of the performance vesting conditions. Any change in stock-based compensation resulting from an adjustment in the vesting is treated as a cumulative catch-up in the period of adjustment.

Software Costs

The Company capitalizes certain costs when it is determined that it is probable that the project will be completed, the software will be used to perform the function intended, and the preliminary project stage is completed. These capitalized costs are included in property and equipment, net within the consolidated balance sheets.

Comprehensive Loss

All components of comprehensive loss, including net loss, are reported in the consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for potentially dilutive common stock equivalents.

For periods when the Company realizes a net loss, no potentially dilutive common stock equivalents are included in the calculation of weighted average number of dilutive common stock equivalents as the effect of applying the treasury stock method is considered anti-dilutive.

For periods when the Company realizes net income, diluted net income per share is calculated by dividing the net income by the weighted average number of common shares plus the sum of the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method or if-converted method for convertible instruments. Common stock equivalents are comprised of stock options, outstanding and unvested RSUs under the Company’s incentive compensation plans and shares issuable under the Company’s Employee Stock Purchase Plan (ESPP) and, beginning January 1, 2021, shares convertible pursuant to the Convertible Notes.

The Company’s computation of net loss per share is as follows (in thousands, except per share amounts):

		As of
		December 31,
	2022	2021	2020

Numerator:
Net loss - basic	$(99,195)	$(49,593)	$(120,348)
Denominator:
Weighted average number of common shares outstanding - basic and diluted	47,444	46,423	44,497

Basic net loss per share	$(2.09)	$(1.07)	$(2.70)

Diluted net loss per share	$(2.09)	$(1.07)	$(2.70)

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive were as follows (weighted outstanding common stock equivalent shares, in thousands):

	As of
	December 31,
	2022	2021	2020

Convertible senior notes	5,125	5,125	—
Stock options outstanding	2,373	2,951	4,399
Unvested restricted stock units	934	740	526
Employee stock purchase plan	8	11	15
	8,440	8,827	4,940

The Company has 5,000,000 of authorized preferred stock issuable, and there is no preferred stock outstanding as of December 31, 2022 and December 31, 2021. Each share of common stock is entitled to one vote.

Recently Adopted Accounting Pronouncements

The Company has not adopted any recent accounting pronouncements that had a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

The Company reviewed recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.

Note 3. Balance Sheet Details

Short-term Investments

Short-term investments consisted of the following (in thousands):

		At December 31, 2022
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	less than 3	$88,478	$—	$(2,413)	$86,065
U.S. government bonds	less than 2	52,991	—	(384)	52,607
Bank certificates of deposit	less than 1	17,500	3	(11)	17,492
Corporate notes	less than 3	41,464	—	(978)	40,486
Asset-backed securities	less than 2	21,656	—	(360)	21,296
Municipal bonds	less than 3	15,635	—	(411)	15,224
Total		$237,724	$3	$(4,557)	$233,170

		At December 31, 2021
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	less than 3	$123,803	$8	$(540)	$123,271
U.S. government bonds	less than 2	76,765	—	(240)	76,525
Bank certificates of deposit	less than 1	12,500	1	(9)	12,492
Commercial paper	less than 1	2,998	—	(1)	2,997
Corporate notes	less than 3	55,178	37	(183)	55,032
Asset-backed securities	less than 2	23,761	44	(31)	23,774
Municipal bonds	less than 3	19,350	—	(98)	19,252
Total		$314,355	$90	$(1,102)	$313,343

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, and any significant deterioration in economic conditions.

The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest expense in the consolidated statements of operations through an allowance for credit losses. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss. Unrealized losses on available-for-sale debt securities as of December 31, 2022 and December 31, 2021 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Further, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not record an allowance for credit losses with these investments as of December 31, 2022 and December 31, 2021.

Accounts Receivable, Net

Accounts receivable consisted of the following (in thousands):

	December 31,
	2022	2021

Accounts receivable	$37,323	$34,805
Allowance for credit losses	(1,250)	(1,367)
	$36,073	$33,438

Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2022	2021

Finished goods	$13,742	$6,495
Work in process	10,495	7,010
Raw material	13,604	9,506
	$37,841	$23,011

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021

Buildings	$874	$874
Equipment	24,701	19,280
Furniture and fixtures	6,908	1,706
Leasehold improvements	60,621	6,152
Computer equipment and software	3,580	3,333
Land	7,068	7,068
Construction in progress	17,875	51,208
	121,627	89,621
Less accumulated depreciation and amortization	(27,224)	(20,652)
	$94,403	$68,969

Depreciation and amortization expense related to property and equipment was $6.6 million, $4.8 million and $6.1 million for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2022	2021

Accrued bonuses	$17,219	$17,015
Accrued vacation benefits	4,475	4,196
Other accrued liabilities	36,262	34,816
	$57,956	$56,027

Note 4.	Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands).

	At December 31, 2022
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds (i)	$53,106	$53,106	$—	$—
Available for sale securities:
U.S. government agency bonds (ii)	86,065	—	86,065	—
U.S. government bonds (ii)	52,607	—	52,607	—
Bank certificates of deposit (ii)	17,492	—	17,492	—
Corporate notes (ii)	40,486	—	40,486	—
Asset-backed securities (ii)	21,296	—	21,296	—
Municipal bonds (ii)	15,224	—	15,224	—
Investments held for deferred compensation plans	8,419	—	8,419	—
Total Assets	$294,695	$53,106	$241,589	$—
Liabilities
Deferred compensation plans	$8,178	—	8,178	—
Total Liabilities	$8,178	$—	$8,178	$—
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the consolidated balance sheets.
(ii)	Included in short-term investments on the consolidated balance sheets.

	At December 31, 2021
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds (i)	$4,212	$4,212	$—	$—
Available for sale securities:
U.S. government agency bonds (ii)	123,271	—	123,271	—
U.S. government bonds (ii)	76,525	—	76,525	—
Bank certificates of deposit (ii)(iii)	12,492	—	12,492	—
Commercial paper (ii)	2,997	—	2,997	—
Corporate notes (ii)	55,032	—	55,032	—
Asset-backed securities (ii)	23,774	—	23,774	—
Municipal bonds (ii)	19,252	—	19,252	—
Investments held for deferred compensation plans	7,412	—	7,412	—
Total Assets	$324,967	$4,212	$320,755	$—
Liabilities
Deferred compensation plans	7,302	—	7,302	—
Total Liabilities	$7,302	$—	$7,302	$—
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the consolidated balance sheets.
(ii)	Included in short-term investments on the consolidated balance sheets.

(iii)	One bank certificate of deposit totaling $5,000 (in thousands) is included in cash and cash equivalents on the consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the consolidated balance sheets.

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of December 31, 2022 and December 31, 2021.

Convertible Senior Notes

As of December 31, 2022 and December 31, 2021, the fair value of the Convertible Notes was $331.9 million and $341.8 million, respectively. The fair value was determined on the basis of the market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 8, Convertible Senior Notes for additional information.

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

The Company terminated its lease in Waltham, Massachusetts pursuant to a termination agreement during the first quarter of 2022.

The Company’s remaining U.S.-based and foreign subsidiaries’ leased office space totals less than 14,000 square feet.

The following table presents the maturity of the Company’s operating and finance lease liabilities within the consolidated balance sheets:

Leases		December 31,	December 31,
(in thousands)	Classification	2022	2021
Assets
Operating	Operating lease right-of-use asset	$25,826	$28,142
Finance	Finance lease right-of-use asset	46,601	49,022
Total lease assets		$72,427	$77,164
Liabilities
Current
Operating	Accrued liabilities	$430	$1,010
Noncurrent
Operating	Operating lease liability	28,905	29,650
Finance	Finance lease liability	72,172	72,699
Total lease liabilities		$101,507	$103,359

Note: As the implicit rates in the Company’s leases are not readily available, the incremental borrowing rate was determined based on the information available at commencement date in determining the present value of lease payments.

For the year ended December 31, 2022 and December 31, 2021, the components of operating and finance lease expenses were as follows:

		Year Ended		Year Ended
Lease Cost		December 31,		December 31,
(in thousands)	Classification	2022		2021
Fixed operating lease cost	Cost of sales	$1,090		$1,340
	Research and development	1,929		1,030
	Selling, general and administrative expenses	1,077	(a)	2,049	(a)

Finance lease cost	Amortization of right-of-use asset included in Selling, general and administrative expenses	$2,421		$2,421
Finance lease cost	Interest expense on lease liability	$4,347		$4,074
(a)Includes short-term leases, which are immaterial.

The following table presents the maturity of the Company’s operating and finance lease liabilities as of December 31, 2022:

Maturity of Lease Liabilities	Operating	Finance
(in thousands)	Leases (a)	Leases (b)
2023	$2,765	$5,033
2024	3,406	5,184
2025	3,345	5,340
2026	3,362	5,500
2027	3,467	5,665
Thereafter	33,738	101,881
Total lease payments	$50,083	$128,603
Less: imputed interest	20,748	56,431
Total lease liabilities	$29,335	$72,172
(a)	Operating lease payments include $20.6 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Finance lease payments include $75.8 million related to options to extend lease terms that are reasonably certain of being exercised.

The weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating and finance leases as of December 31, 2022 and December 31, 2021 were:

	December 31,	December 31,
Lease Term and Discount Rate	2022	2021
Weighted-average remaining lease term (years)
Operating leases	13.3	13.6
Finance leases	19.3	20.3
Weighted-average discount rate
Operating leases	8.0%	7.9%
Finance leases	6.0%	6.0%

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Year Ended	Year Ended
Other Information	December 31,	December 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,931	$3,761
Right-of-use asset obtained in exchange for new operating lease	$576	$—
Net right-of-use remeasurement of operating leases	$(1,007)	$10,496
Interest paid for finance lease	$4,347	$4,074

Note 6.	Intangible Assets and Goodwill

Intangible assets

For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, amortization expense related to the Company’s finite-lived intangible assets was approximately $22.1 million and $2.8 million, recorded in cost of sales and selling, general and administrative expenses, respectively, in the consolidated statement of operations.

Goodwill

The assessment of goodwill by reporting unit is performed annually, in the fourth quarter, or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. During this annual assessment, the Company considered the current and expected future economic and market conditions and its impact on the Company’s reporting unit and concluded there was no goodwill impairment as of December 31, 2022.

The following table presents the composition of the Company’s intangible assets and goodwill (in thousands):

	Weighted-Average	As of December 31, 2022			As of December 31, 2021
	Amortization	Gross			Gross
	Period	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed technology	11.4	$252,200	$(68,577)	$183,623	$252,200	$(46,485)	$205,715
Customer relationships	5.0	14,100	(8,754)	5,346	14,100	(5,934)	8,166
Intangible assets subject to amortization		266,300	(77,331)	188,969	266,300	(52,419)	213,881

In-process research and development	Indefinite	$118,900	—	118,900	118,900	—	118,900

Total		$385,200	$(77,331)	$307,869	$385,200	$(52,419)	$332,781

Goodwill	Indefinite	$66,134	—	66,134	66,134	—	66,134

As of December 31, 2022, expected amortization expense for unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
2023	$24,912
2024	24,619
2025	22,092
2026	22,092
2027	22,081
Thereafter	73,173
Total amortization	$188,969

Actual amortization expense to be reported in future periods could differ from these estimates as a result of asset impairments, acquisitions, or other facts and circumstances.

Note 7. Revenue from Contracts with Customers

Disaggregation of Revenue

The Company’s revenues disaggregated by product category and geography, for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 was as follows (in thousands):

	Year ended
	December 31,
	United States			International			Total
	2022	2021	2020	2022	2021	2020	2022	2021	2020

Glaucoma	$144,661	$170,796	$133,719	$69,577	$61,181	$45,644	$214,238	$231,977	$179,363
Corneal Health	58,577	52,995	39,367	10,047	9,039	6,229	68,624	62,034	45,596
Total	$203,238	$223,791	$173,086	$79,624	$70,220	$51,873	$282,862	$294,011	$224,959

Contract Balances

Contract Assets

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days for glaucoma and corneal health products, though extended payment terms on corneal health products may be offered. However, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of December 31, 2022 and December 31, 2021, substantially all amounts included in accounts receivable, net on the consolidated balance sheets are related to contracts with customers.

Aside from the aforementioned contract assets, the Company does not have any contract assets given that the Company does not have any unbilled receivables and sales commissions on products are expensed within selling, general and administrative expenses within the consolidated statement of operations when incurred as any incremental cost of obtaining contracts with customers would have an amortization period of less than one year.

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

During the years ended December 31, 2022 and December 31, 2021, the Company did not recognize any revenue related to material changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

Note 8.Convertible Senior Notes

Under ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (ASU 2020-06), the Company accounts for its convertible senior notes as a single unit of accounting, a liability, because the Company concluded that there were no material conversion features that require bifurcation as a derivative under ASU 2020-06 and its convertible debt instruments were not issued at a substantial premium.

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

The Convertible Notes may be converted at the option of the holders at any time prior to the close of business on the business day immediately preceding March 15, 2027, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period immediately after any ten consecutive trading day period (the Measurement Period) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate in effect on each such trading day; (3) with respect to any Convertible Notes the Company calls for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date, even if the Convertible Notes are not otherwise convertible at such time; or (4) upon the occurrence of specified corporate events. On or after March 15, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture. As of December 31, 2022, none of the conditions allowing holders of the Convertible Notes to convert had been met.

Interest expense relating to the Convertible Notes in the consolidated statements of operations for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 are summarized as follows (in thousands):

			Year ended
			December 31,
	2022	2021	2020
Contractual interest expense	$7,906	$7,906	$4,370
Amortization of debt discount	—	—	5,610
Amortization of debt issuance costs	1,373	1,373	364
Total interest expense	$9,279	$9,279	$10,344

The effective interest rate on the Convertible Notes for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 was 3.2%.

At the time of issuance and in accordance with Accounting Standards Codification Topic 470, the embedded conversion feature of the Convertible Notes required bifurcation from the notes and was accounted for as an equity instrument classified to stockholders’ equity, which resulted in recognizing $81.6 million in additional paid-in-capital during the year ended December 31, 2020. As of January 1, 2021, the Company early adopted ASU 2020-06 using the modified retrospective adoption approach, which removed the requirement of separating the embedded conversion feature classified within stockholders’ equity from the Convertible Notes. The standard also required the Company to use the if-converted method in the calculation of diluted earnings per share. Accordingly, the Company reclassified the unamortized debt discount and corresponding debt issuance costs from its additional paid-in capital to its convertible notes within liabilities in the Consolidated Balance Sheets. The adoption of ASU 2020-06 as of January 1, 2021 resulted in an increase to accumulated deficit of $5.5 million, a decrease to additional paid-in capital of $81.6 million, a decrease in the deferred tax liability of $2.2 million and an increase to convertible notes, net of $89.2 million. Interest expense recognized in future periods will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost. Lastly, the Company derecognized deferred income taxes associated with the Convertible Notes and adjusted the deferred tax liability associated with the embedded conversion feature and corresponding change in the valuation allowance.

As of December 31, 2022, December 31, 2021 and December 31, 2020 the Convertible Notes on the consolidated balance sheets represented the carrying amount of the liability component of the Convertible Notes, net of unamortized debt issuance costs, which are summarized as follows (in thousands):

			Year ended
			December 31,
	2022	2021	2020
Convertible Notes	$287,500	287,500	287,500
Less: Unamortized debt discount	—	—	(92,102)
Less: Unamortized debt issuance costs	(6,100)	(7,474)	(5,982)
Carrying amount of Convertible Notes	$281,400	280,026	189,416

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

The capped call transactions are separate transactions that the Company entered into with the Option Counterparties, are not part of the terms of the Convertible Notes and will not change the holders’ rights under the Convertible Notes. As the capped call transactions meet certain accounting criteria, the cost of the capped call transactions of $35.7 million was recorded as a reduction in additional paid-in capital in the consolidated balance sheets and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of December 31, 2022, the Company had not purchased any shares under the capped call transactions.

Note 9.	Stock-Based Compensation

The Company has three stock-based compensation plans (collectively, the Stock Plans)— the 2011 Stock Plan (the 2011 Stock Plan), the 2015 Omnibus Incentive Compensation Plan (the 2015 Stock Plan) and the ESPP. The 2015 Stock Plan permits grants of RSU awards. The Company no longer grants any awards under the 2011 Stock Plan.

The purpose of these Stock Plans is to provide incentives to employees, directors and nonemployee consultants. The maximum term of any stock options granted under the Stock Plans is 10 years. For employees and nonemployees, time-based stock options generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly or annually over the remaining three years. Stock options are granted at exercise prices at least equal to the fair value of the underlying stock at the date of the grant.

For employees and nonemployees, generally, time-based RSU awards vest 25% on each of the first, second, third and fourth anniversaries of the grant date and in certain cases, vest one year after grant date.

The Compensation, Nominating and Governance Committee has approved the grant of performance-based equity awards (PBEAs) to the Company’s named executive officers and certain other employees pursuant to the 2015 Stock Plan and include performance-based stock options and performance-based restricted stock units. These PBEAs will only vest upon the Compensation Committee’s determination that pre-defined Company operational goals were satisfied.

The ESPP permits eligible employees to purchase shares of the Company’s common stock, using contributions via payroll deductions of up to 15% of their earnings, at a price per share equal to 85% of the lower of the stock’s fair market value on the offering date or purchase date. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

As of January 1, 2023, the Company has reserved an aggregate of 20.5 million shares of common stock for issuance under the 2015 Stock Plan, and 3.7 million shares of common stock for issuance under the ESPP.

Valuation and Expense Recognition of Stock-Based Awards

The Company accounts for the measurement and recognition of compensation expense for all share-based awards made to the Company’s employees and nonemployees based on the estimated fair value of the awards.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of time-based and performance-based stock options and look back options included as part of the ESPP. The determination of fair value using the Black-Scholes option-pricing model is affected by the estimated fair market value per share of the Company’s common stock as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and expected option life and generally requires significant management judgment to determine.

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

Expected volatility. During the year ended December 31, 2022, the Company based the expected volatility on the historic volatility of its common stock. During the year ended December 31, 2021, the Company based the expected volatility on a weighted average of the historical volatility of its common stock and historical volatilities of a peer group of similar companies over the most recent period commensurate with the estimated expected term of the Company’s stock options. As the Company had a limited history as a publicly traded entity and a lack of robust Company-specific historical and implied volatility data prior to 2021, during the year ended December 31, 2020, the expected volatility assumption was based on historical volatilities of a peer group of similar companies whose share prices were publicly available. The peer group was developed based on companies in the biotechnology industry.

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

Fair value of common stock. The Company has used the daily closing market prices in the determination of the fair value of its common stock.

Forfeiture rate. The Company reduces share-based compensation expense for estimated forfeitures. Forfeitures are estimated at the time of grant based on historical experience, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Options

Time-based stock options

The following table summarizes time-based stock option activity under the 2011 Stock Plan and 2015 Stock Plan:

	Number of		Weighted-
	shares	Weighted-	average	Aggregate
	underlying	average	remaining	intrinsic
	options	exercise price	contractual	value (in
	(in thousands)	per share	life (in years)	thousands)
Outstanding at December 31, 2019	6,583	$23.98	6.1	$204,062
Granted	733	37.90
Exercised	(1,403)	14.75		51,441
Canceled/forfeited/expired	(76)	42.13
Outstanding at December 31, 2020	5,837	$27.30	5.6	$280,055
Granted	50	60.74
Adjustments to certain prior year grants	(31)	33.38
Exercised	(1,301)	20.05		73,913
Canceled/forfeited/expired	(142)	52.15
Outstanding at December 31, 2021	4,413	$29.01	4.9	$72,944
Granted	202	54.99
Exercised	(295)	12.12		11,190
Canceled/forfeited/expired	(32)	54.31
Outstanding at December 31, 2022	4,288	$31.35	4.3	$60,960
Vested and expected to vest at December 31, 2022	4,003	$30.54	4.1	$59,797
Exercisable at December 31, 2022	3,774	$29.24	3.8	$59,499

The weighted average estimated grant date fair value per share of time-based stock options granted during the years ended December 31, 2022, December 31, 2021 and December 31, 2020 was $25.43, $43.43 and $11.44, respectively.

The total fair value of time-based stock options that vested during the years ended December 31, 2022, December 31, 2021 and December 31, 2020 was $3.6 million, $9.7 million and $20.3 million, respectively.

As of December 31, 2022 unamortized stock-based compensation expense attributable to time-based stock options was $6.0 million and is to be recognized over the stock options’ remaining vesting terms of approximately 4.0 years (1.7 years on a weighted average basis).

The fair value of each time-based option award is estimated on the date of grant using a Black-Sholes option pricing model applying the assumptions noted in the following table. The weighted average assumptions used to estimate the fair value of options granted to employees and non-employees were as follows:

	Year ended
	December 31,
	2022	2021	2020
Risk-free interest rate	2.55%	0.98%	0.71%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	55.6%	43.4%	48.8%
Expected term (in years)	5.97	5.71	6.01

Performance-based stock options

The following table summarizes performance-based stock option activity under the 2011 Stock Plan and 2015 Stock Plan:

	Number of		Weighted-
	shares	Weighted-	average	Aggregate
	underlying	average	remaining	intrinsic
	options	exercise price	contractual	value (in
	(in thousands)	per share	life (in years)	thousands)
Outstanding at December 31, 2019	—	$—	—	$—
Granted	147	39.10
Exercised	—	—		—
Canceled/forfeited/expired	—	—
Outstanding at December 31, 2020	147	$39.10	9.2	$5,311
Adjustments to certain prior year grants	(16)	39.10
Granted	—	—
Exercised	(2)	39.10		63
Canceled/forfeited/expired	—	—
Outstanding at December 31, 2021	129	$39.10	8.2	$692
Granted	282	55.18
Exercised	—	—		—
Canceled/forfeited/expired	(18)	39.10
Outstanding at December 31, 2022	393	$50.63	8.7	$509
Vested and expected to vest at December 31, 2022	145	$48.53	8.4	$273
Exercisable at December 31, 2022	83	$44.57	7.9	$250

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock on the date of exercise.

The weighted average estimated grant date fair value per share of performance-based stock options granted during the years ended December 31, 2022 and December 31, 2020 was $10.93 and $18.03, respectively. No performance-based stock options were granted during the year ended December 31, 2021.

The total fair value of performance-based stock options that vested during the years ended December 31, 2022 and December 31, 2021 was $0.4 million and $0.6 million, respectively. No performance-based stock options vested during the year ended December 31, 2020.

As of December 31, 2022 unamortized stock-based compensation expense attributable to performance-based stock options was $0.1 million and is to be recognized over the stock options’ remaining vesting terms of approximately less than one year (0.3 years on a weighted average basis).

The fair value of each performance-based option award is estimated on the date of grant using a Black-Sholes option pricing model applying the assumptions noted in the following table. The weighted average assumptions used to estimate the fair value of options granted to employees and non-employees were as follows:

	Year ended
	December 31,
	2022	2021	2020
Risk-free interest rate	2.38%	n/a	0.76%
Expected dividend yield	0.0%	n/a	0.0%
Expected volatility	55.6%	n/a	48.6%
Expected term (in years)	6.01	n/a	6.01

Restricted Stock Units

The fair value of restricted stock unit (RSU) awards made to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date.

Time-based RSUs

The following table summarizes the activity of unvested time-based RSUs under the Stock Plans during the years ended December 31, 2022 and December 31, 2021:

		Weighted-
	Number of	average
	shares	grant date
	(in thousands)	fair value
Unvested at December 31, 2020	949	$40.89
Granted	536	74.33
Vested	(349)	41.18
Canceled/forfeited	(126)	52.93
Unvested at December 31, 2021	1,010	$57.30
Granted	738	56.40
Vested	(362)	53.96
Canceled/forfeited	(118)	55.42
Unvested at December 31, 2022	1,268	$57.92

The total fair value of time-based RSUs that vested during the years ended December 31, 2022, December 31, 2021 and December 31, 2020 was $19.5 million, $14.4 million and $17.3 million, respectively.

As of December 31, 2022 unamortized stock-based compensation expense attributable to time-based RSUs was $53.6 million and is to be recognized over the RSU’s remaining vesting terms of approximately 4.0 years (2.7 years on a weighted average basis).

Performance-based RSUs

The following table summarizes the activity of unvested performance-based RSUs under the Stock Plans during the years ended December 31, 2022 and December 31, 2021:

		Weighted-
	Number of	average
	shares	grant date
	(in thousands)	fair value
Unvested at December 31, 2020	39	$39.10
Granted	147	85.94
Vested	(10)	39.10
Canceled/forfeited	—	—
Unvested at December 31, 2021	176	$78.19
Granted	37	55.18
Vested	(37)	42.21
Canceled/forfeited	—	—
Unvested at December 31, 2022	176	$66.77

The total fair value of performance-based RSUs that vested during the years ended December 31, 2022, December 31, 2021 and December 31, 2020 was $1.6 million and $0.4 million, respectively. No performance-based RSUs vested during the year ended December 31, 2020.

As of December 31, 2022 unamortized stock-based compensation expense attributable to performance-based RSUs was $0.9 million and is to be recognized over the RSU’s remaining vesting terms of approximately less than one year (0.6 years on a weighted average basis).

All Share-Based Compensation Arrangements

The following table summarizes the allocation of stock-based compensation related to time-based and performance-based stock options and RSUs and includes Replacement Awards, as well as cash-settled stock options in the accompanying consolidated statements of operations (in thousands):

	Year ended
	December 31,
	2022	2021	2020

Cost of sales	$1,849	$1,739	$2,440
Selling, general & administrative	26,988	21,665	32,072
Research and development	9,724	6,742	8,793
Total	$38,561	$30,146	$43,305
(i)	Of the total stock-based compensation amount of $43.3 million as of December 31, 2020 above, $13.0 million related to the value attributable to the pre-combination services associated with Replacement Awards and a $(3.2) million fair value adjustment was recorded related to cash-settled stock options, and the remainder of the liability of $2.2 million related to the cash-settled options that was previously included in accrued liabilities was, as a result of the modification, reclassified to additional paid-in capital.

In the years ended December 31, 2022, December 31, 2021, and December 31, 2020, the related tax (expense)/benefit was $(0.5) million, $12.3 million and $3.5 million, respectively, relating to stock-based compensation.

The total stock-based compensation cost capitalized in inventory was not material for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively.

Note 10.	Income Taxes

United States and foreign (loss) income before income taxes was as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
United States	$(101,316)	$(51,370)	$(134,096)
Foreign	2,887	2,103	1,782
Total	$(98,429)	$(49,267)	$(132,314)

The income tax provision (benefit) was as follows (in thousands):

	December 31,
	2022	2021	2020
Current:
Federal	$(240)	$—	$(949)
State	368	189	275
Foreign	693	1,162	715
	821	1,351	41
Deferred:
Federal	14	264	(10,098)
State	(87)	(1,234)	(1,952)
Foreign	18	(55)	43
	(55)	(1,025)	(12,007)
Income tax provision (benefit)	$766	$326	$(11,966)

The reconciliations of the U.S. federal statutory tax expense to the combined effective tax provision (benefit) are as follows:

	Year ended
	December 31,
(amounts in thousands)	2022	2021	2020
Statutory rate of tax benefit	$(20,670)	$(10,346)	$(27,713)
State income taxes, net of federal benefit	(2,558)	(3,395)	(4,674)
Permanent and other items	497	4,513	263
Stock-based compensation	493	(12,310)	(3,537)
Research credits	(7,700)	(5,408)	(5,082)
Uncertain tax positions	3,711	2,685	3,835
Change in tax rate	56	(802)	1,303
NOL Carryback Claim	—	—	(447)
Valuation allowance	26,937	25,389	24,086
Income tax provision (benefit)	$766	$326	$(11,966)

Significant components of the Company’s net deferred tax assets at December 31, 2022 and December 31, 2021 are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$92,158	$100,464
Tax credits	20,978	16,968
Stock-based compensation	15,142	15,521
Reserves and accruals	10,410	10,241
Lease liability	24,749	25,188
Section 174 research costs capitalization	25,286	—
Other, net	2,344	2,120
Total deferred tax assets	$191,067	$170,502

Deferred tax liabilities:
Depreciation and amortization	(61,404)	(67,641)
ROU lease asset	(17,645)	(18,747)
Inventory	—	(59)
Total deferred tax liabilities	$(79,049)	$(86,447)

Valuation allowance	(119,282)	(91,373)
Net deferred tax liability	$(7,264)	$(7,318)

Based on the weight of available evidence, management has established a valuation allowance for a portion of its deferred tax assets which it expects will not be realized on a more likely than not basis. The net change in the valuation allowance was $27.9 million in 2022.

At December 31, 2022, the Company had approximately $449.1 million, $321.1 million and $10.8 million of NOL carryforwards for federal, state and foreign purposes, respectively, available to offset future taxable income. Federal NOL carryforwards incurred prior to 2018 begin to expire in 2024, while federal NOL carryforwards of $241.1 million will not expire but can only be used to offset 80 percent of future taxable income. State and foreign NOL carryforwards begin to expire in 2023.

At December 31, 2022, the Company had federal and state R&D credit carryforwards of $40.4 million and $22.3 million, respectively. Federal and $4.3 million of state credits begin to expire in 2023, while $18.0 million of state credits carry forward indefinitely.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 excluding interest and penalties, is as follows (in thousands):

	December 31,
	2022	2021	2020
Balance at beginning of the year	$25,816	$22,803	$15,076
Net addition for tax positions - prior years	679	505	4,987
Net additions for tax positions - current year	4,307	3,489	3,355
Subtractions from tax positions - prior years	(553)	(327)	(74)
Subtractions from tax positions - current year	(1,281)	(654)	(541)
Balance at end of the year	$28,968	$25,816	$22,803

As of December 31, 2022, approximately $2.4 million of unrecognized tax benefits would reduce the Company’s annual effective tax rate if recognized.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of its income tax provision (benefit). There was no material accrued interest and penalties associated with uncertain tax positions as of December 31, 2022, December 31, 2021 and December 31, 2020. Approximately, $0.5 million of the Company’s unrecognized tax benefits are expected to reverse over the next 12 months.

Due to the Company’s NOL carryforwards, its federal and state income tax returns are open to examination by the Internal Revenue Service and other state taxing jurisdictions for all years since inception. Certain foreign statute of limitations began expiring in 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes a 15% minimum tax on the adjusted financial statement income of corporations with a three taxable year average annual adjusted financial statement income in excess of $1 billion, a 1% excise tax on net stock repurchases made by publicly traded U.S. corporations and several tax incentives to promote clean energy. The alternative minimum tax and excise tax are effective in taxable years beginning after December 31, 2022. These tax law changes are not expected to significantly impact the Company’s consolidated financial statements. The Company will continue to evaluate its impact as further information becomes available.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize and amortize R&D expenditures over five years for domestic research and 15 years for foreign research pursuant to Section 174 of the Internal Revenue Code of 1986, as amended. The increase in the Company’s deferred tax assets is primarily related to the capitalization of R&D expenditures under Section 174.

There are no cumulative earnings in the Company’s foreign subsidiaries as of December 31, 2022 that would be subject to U.S. income tax or foreign withholding tax. The Company plans to indefinitely reinvest any future earnings of its foreign subsidiaries.

Note 11. Employee Benefits

Defined Contribution Plan

The Company sponsors a defined contribution plan pursuant to section 401(k) of the U.S. Internal Revenue Code that allows participating employees to contribute up to 100% of their salary, to an annual maximum of $20,500 and $19,500 in 2022 and 2021, respectively ($27,000 and $26,000 in 2022 and 2021, respectively, for employees over the age of 50). Through December 31, 2022, the Company has only made “qualified nonelective contributions” to maintain compliance with IRS regulations.

During the years ended December 31, 2022 and December 31, 2021, the Company contributed a $0.50 match for every $1.00 contributed by a participating employee up to 6% of plan-eligible earnings, with such Company contributions becoming fully vested when participating employees reach the 3-year anniversary from their date of hire, giving credit for past service. For the years ended December 31, 2022 and December 31, 2021, Company contributions totaled approximately $2.5 million and $2.1 million, respectively.

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

Deferred Compensation Plan

Pursuant to the Company’s deferred compensation plan (the Deferred Compensation Plan), eligible senior level employees are permitted to make elective deferrals of compensation to which they will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of COLIs. The fair value of the Deferred Compensation Plan liability, included in other liabilities on the consolidated balance sheets, was approximately $8.2 million and $7.3 million as of December 31, 2022 and December, 31, 2021, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $8.4 million and $7.4 million as of December 31, 2022 and December 31, 2021, respectively.

Note 12.	Commitments and Contingencies

Secured Letters of Credit

The Company has a letter of credit that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account of approximately $6.8 million and $8.8 million as of December 31, 2022 and December 31, 2021, respectively. Beginning as of the first day of the thirty-seventh month of the lease term (which occurred during 2022), and on each twelve month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

The Company has other irrevocable standby letters of credit secured with approximately $0.3 million of cash in a restricted account.

Purchase Commitment

As of December 31, 2022, the Company had noncancelable, firm purchase commitments of $2.0 million due beyond one year.

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the UC Agreement) with the Regents of the University of California (the University) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the University a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the UC Agreement, Glaukos agreed to pay to the University a low single-digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $0.5 million. This ongoing product payment obligation has changed as patent coverage on certain products has lapsed, and terminated entirely on the date the last of the Patent Rights expires, which was December 29, 2022. For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Company recorded approximately $3.1 million, $4.2 million and $4.5 million, respectively, in cost of sales in connection with the product payment obligation.

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

	Property and equipment, net			Depreciation and amortization			Capital expenditures
	As of December 31,			Year ended December 31,			Year ended December 31,
	2022	2021	2020	2022	2021	2020	2022	2021	2020

United States	$94,263	$68,839	$23,896	$31,547	$29,622	$29,306	$30,212	$47,714	$6,907
International	140	130	112	29	39	75	53	71	28
Total	$94,403	$68,969	$24,008	$31,576	$29,661	$29,381	$30,265	$47,785	$6,935

Note 14.	Selected Quarterly Financial Information (Unaudited)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2022	2022	2022	2022
Net sales	$67,681	$72,685	$71,269	$71,227
Cost of sales	17,063	17,833	16,861	17,222
Gross profit	50,618	54,852	54,408	54,005
Operating expenses:
Selling, general and administrative	43,949	49,900	47,149	51,927
Research and development	26,877	31,712	28,870	35,812
In-process research and development	—	10,000	—	—
Litigation-related settlement	(30,000)	—	—	—
Total operating expenses	40,826	91,612	76,019	87,739
Income (loss) from operations	9,792	(36,760)	(21,611)	(33,734)
Non-operating expense	(4,089)	(8,881)	(5,718)	2,572
Income tax provision (benefit)	326	(105)	247	298
Net income (loss)	$5,377	$(45,536)	$(27,576)	$(31,460)
Net income (loss) per share (1):
Basic and diluted	$0.11	$(0.96)	$(0.58)	$(0.66)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2021	2021	2021	2021
Net sales	$67,968	$78,093	$74,710	$73,240
Cost of sales	16,633	17,759	15,370	16,865
Gross profit	51,335	60,334	59,340	56,375
Operating expenses:
Selling, general and administrative	41,921	45,300	44,470	47,566
Research and development	21,219	24,256	28,846	26,678
In-process research and development	—	5,000	5,000	—
Litigation-related settlement	—	—	(30,000)	—
Total operating expenses	63,140	74,556	48,316	74,244
(Loss) income from operations	(11,805)	(14,222)	11,024	(17,869)
Non-operating expense	(4,385)	(3,052)	(4,592)	(4,366)
Income tax provision	279	208	202	(363)
Net (loss) income	$(16,469)	$(17,482)	$6,230	$(21,872)
Net (loss) income per share (1):
Basic and diluted	$(0.36)	$(0.38)	$0.13	$0.47

(1)	Net income or loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share amounts will not necessarily equal the annual per share amount.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of December 31, 2022.

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

Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Ernst & Young LLP, our independent registered public accounting firm, which audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. See Report of Independent Registered Public Accounting Firm below.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fourth fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Glaukos Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Glaukos Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Glaukos Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

February 24, 2023

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

The remaining information required by this Item 10 will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

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

(b)	Exhibits

The exhibits listed in the Exhibit Index below are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by referenced to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37463) filed on June 30, 2015).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37463) filed on December 21, 2022).
4.1

Indenture, dated as of June 11, 2020, between Glaukos Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37463) filed on June 12, 2020).

4.2	Form of 2.75% Convertible Senior Notes due 2027 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-37463) filed on June 12, 2020).
4.3	Description of Capital Stock of Glaukos Corporation (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K (File No. 001-37463) filed on March 1, 2021).
10.1+	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 333-37463) filed on August 5, 2021).
10.2+	2011 Stock Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-204091) filed on May 12, 2015).
10.3+

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

10.6+

Form of Notice of Grant of Option and Option Award Agreement under the 2015 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37463) filed on May 9, 2018).

10.7+

Form of Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 2015 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37463) filed on August 6, 2018).

10.8+

Form of Director Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement under the 2015 Omnibus Incentive Compensation Plan. (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K (File No. 001-37463) filed on February 28, 2018).

10.9+

Form of Notice of Grant of Performance-Based Equity Award under the 2015 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K (File No. 001-37463) filed on March 2, 2020).

10.10+	2015 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-204091) filed on June 15, 2015).
10.11+	2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-204091) filed on June 15, 2015).
10.12+	Thomas W. Burns Offer Letter dated July 10, 2014 (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-204091) filed on May 12, 2015).

Exhibit Number	Description
10.13+

Thomas W. Burns Amended and Restated Executive Severance and Change in Control Agreement dated November 3, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No 001-37463) filed on November 7, 2017).

10.14+	Joseph E. Gilliam Offer Letter dated February 3, 2017 (incorporated by reference to Exhibit 99.2 to the to the Company’s Current Report on Form 8-K (File No. 001-37463) filed on February 6, 2017).
10.15+

Joseph E. Gilliam Amended and Restated Executive Severance and Change in Control Agreement dated November 3, 2017 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-37463) filed on November 7, 2017).

10.16+

Alex R. Thurman Executive Severance and Change in Control Agreement dated April 1, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37463) filed on May 5, 2022).

10.17+

Tomas Navratil Executive Severance and Change in Control Agreement dated April 1, 2022 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-37463) filed on May 5, 2022).

10.18+

The Executive Nonqualified Excess Plan and the Executive Nonqualified Excess Plan Adoption Agreement (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K (File No. 001-37463) filed on March 15, 2017).

10.19+*	Directors’ Compensation Policy
10.20

Standard Industrial/Commercial Single-Tenant Lease—Net, dated as of June 8, 2015, by and between the Registrant and 229 Fabricante, LLC (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-204091) filed on June 15, 2015).

10.21

First Amendment to Lease dated as of December 31, 2018 between the Registrant and 229 Avenida Fabricante, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-37463) filed on August 7, 2020).

10.22

Second Amendment to Lease dated as of July 2, 2020 between the Registrant and 229 Avenida Fabricante, LLC (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-37463) filed on August 7, 2020).

10.23

Office Building Lease dated as of November 14, 2018, by and between the Registrant and CIP 2014/SG, Aliso Owner LLC. (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K (File No. 001-37463) filed on February 28, 2019).

10.24

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

10.27

First Amendment to Amended and Restated Patent License Agreement dated as of April 12, 2017 by and between Glaukos Corporation and DOSE Medical Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37463) filed on April 12, 2017).

10.28

Agreement and Plan of Merger, dated as of June 19, 2019, by and between Glaukos Corporation, GKOS Merger Sub, Inc., DOSE Medical Corporation and Fortis Advisors LLC, solely in its capacity as the Stockholders’ Representative (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 001-37463) filed on June 19, 2019).

Exhibit Number	Description
10.29	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37463) filed on June 12, 2020).
21*	Subsidiaries of Glaukos Corporation as of December 31, 2022
23.1*	Consent of Independent Registered Public Accounting Firm
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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on February 24, 2023.

GLAUKOS CORPORATION

By:	/s/ Thomas W. Burns
Thomas W. Burns
Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Burns	Chief Executive Officer and Chairman of the	February 24, 2023
Thomas W. Burns	Board (Principal Executive Officer)

/s/ Alex R. Thurman	Senior Vice President & Chief Financial Officer	February 24, 2023
Alex R. Thurman	(Principal Accounting and Financial Officer)

/s/ Mark J. Foley	Lead Independent Director	February 24, 2023
Mark J. Foley

/s/ David F. Hoffmeister	Director	February 24, 2023
David F. Hoffmeister

/s/ Gilbert H. Kliman	Director	February 24, 2023
Gilbert H. Kliman, M.D.

/s/ Marc A. Stapley	Director	February 24, 2023
Marc A. Stapley

/s/ Aimee S. Weisner	Director	February 24, 2023
Aimee S. Weisner

/s/ Leana S. Wen	Director	February 24, 2023
Leana S. Wen, M.D.

/s/ Denice M. Torres	Director	February 24, 2023
Denice M. Torres