Form 10-Q
period 2023-03-31
GLAUKOS Corp
filed 2023-05-04
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 1, 2023, there were 48,208,692 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2023

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,398	$119,525
Short-term investments	241,371	233,170
Accounts receivable, net	37,852	36,073
Inventory	40,455	37,841
Prepaid expenses and other current assets	19,804	17,250
Total current assets	415,880	443,859
Restricted cash	7,078	7,078
Property and equipment, net	98,331	94,403
Operating lease right-of-use assets	26,640	25,826
Finance lease right-of-use asset	45,996	46,601
Intangible assets, net	301,640	307,869
Goodwill	66,134	66,134
Deposits and other assets	10,893	10,613
Total assets	$972,592	$1,002,383

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,029	$14,403
Accrued liabilities	50,363	57,956
Total current liabilities	62,392	72,359
Convertible senior notes	281,743	281,400
Operating lease liability	29,475	28,905
Finance lease liability	72,023	72,172
Deferred tax liability, net	7,259	7,264
Other liabilities	11,186	10,278
Total liabilities	$464,078	$472,378

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 47,969 and 47,782 shares issued and 47,941 and 47,754 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	48	48
Additional paid-in capital	1,008,955	997,470
Accumulated other comprehensive loss	(1,325)	(2,975)
Accumulated deficit	(499,032)	(464,406)
Less treasury stock (28 shares as of March 31, 2023 and December 31, 2022)	(132)	(132)
Total stockholders' equity	508,514	530,005
Total liabilities and stockholders' equity	$972,592	$1,002,383

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Net sales	$73,899	$67,681
Cost of sales	18,071	17,063
Gross profit	55,828	50,618
Operating expenses:
Selling, general and administrative	53,650	43,949
Research and development	35,171	26,877
Litigation-related settlement	-	(30,000)
Total operating expenses	88,821	40,826
(Loss) income from operations	(32,993)	9,792
Non-operating expense:
Interest income	1,648	287
Interest expense	(3,408)	(3,416)
Other income (expense), net	528	(960)
Total non-operating expense	(1,232)	(4,089)
(Loss) income before taxes	(34,225)	5,703
Income tax provision	401	326
Net (loss) income	$(34,626)	$5,377
Basic and diluted net (loss) income per share	$(0.72)	$0.11
Weighted average shares used to compute basic net (loss) income per share	47,881	47,050
Weighted average shares used to compute diluted net (loss) income per share	47,881	49,506

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net (loss) income	$(34,626)	$5,377
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(103)	492
Unrealized income (loss) on short-term investments	1,753	(3,894)
Other comprehensive income (loss):	1,650	(3,402)
Total comprehensive (loss) income	$(32,976)	$1,975

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	(loss) income	deficit	Shares	Amount	equity
Balance at December 31, 2022	47,782	$48	$997,470	$(2,975)	$(464,406)	(28)	$(132)	$530,005
Common stock issued under stock plans	187	—	1,301	—	—	—	—	1,301
Stock-based compensation	—	—	10,184	—	—	—	—	10,184
Other comprehensive income	—	—	—	1,650	—	—	—	1,650
Net loss	—	—	—	—	(34,626)	—	—	(34,626)
Balance at March 31, 2023	47,969	$48	$1,008,955	$(1,325)	$(499,032)	(28)	$(132)	$508,514

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	(loss) income	deficit	Shares	Amount	equity
Balance at December 31, 2021	46,993	$47	$952,432	$15	$(365,211)	(28)	$(132)	$587,151
Common stock issued under stock plans	124	—	1,515	—	—	—	—	1,515
Stock-based compensation	—	—	6,923	—	—	—	—	6,923
Other comprehensive loss	—	—	—	(3,402)	—	—	—	(3,402)
Net income	—	—	—	—	5,377	—	—	5,377
Balance at March 31, 2022	47,117	$47	$960,870	$(3,387)	$(359,834)	(28)	$(132)	$597,564

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net (loss) income	$(34,626)	$5,377
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	2,078	1,382
Amortization of intangible assets	6,228	6,228
Amortization of lease right-of-use assets	1,036	1,271
Amortization of debt issuance costs	343	343
Deferred income tax benefit	(5)	(6)
Gain on disposal of fixed assets	-	(45)
Stock-based compensation	10,184	6,923
Unrealized foreign currency losses	(186)	(135)
Amortization of premium on short-term investments	(55)	236
Other liabilities	684	(163)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,651)	(1,423)
Inventory	(3,089)	(1,750)
Prepaid expenses and other current assets	(2,498)	(669)
Accounts payable and accrued liabilities	(9,266)	(7,578)
Other assets	59	(217)
Net cash (used in) provided by operating activities	(30,764)	9,774
Investing activities
Purchases of short-term investments	(96,295)	(16,747)
Proceeds from sales and maturities of short-term investments	89,902	17,184
Purchases of property and equipment	(6,908)	(6,604)
Proceeds from disposal of property and equipment	-	55
Investment in company-owned life insurance	(531)	215
Net cash used in investing activities	(13,832)	(5,897)
Financing activities
Proceeds from exercise of stock options	675	548
Proceeds from share purchases under Employee Stock Purchase Plan	2,163	1,785
Payment of employee taxes related to vested restricted stock units	(1,537)	(818)
Principal paid on finance lease	(149)	(105)
Net cash provided by financing activities	1,152	1,410
Effect of exchange rate changes on cash and cash equivalents	317	207
Net (decrease) increase in cash, cash equivalents and restricted cash	(43,127)	5,494
Cash, cash equivalents and restricted cash at beginning of period	126,603	110,124
Cash, cash equivalents and restricted cash at end of period	$83,476	$115,618
Supplemental disclosures of cash flow information
Taxes paid, net of refunds	$255	$91
Interest paid	$1,086	$1,091
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$2,421	$2,705

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.  Organization and Basis of Presentation

Organization and business

Glaukos Corporation (Glaukos or the Company), incorporated in Delaware on July 14, 1998, is an ophthalmic medical technology and pharmaceutical company focused on developing novel therapies for the treatment of glaucoma, corneal disorders, and retinal diseases. The Company developed Micro-Invasive Glaucoma Surgery (MIGS) to serve as an alternative to the traditional glaucoma treatment paradigm and launched its first MIGS device commercially in 2012. The Company also offers commercially a proprietary bio-activated pharmaceutical therapy for the treatment of a rare corneal disorder, keratoconus, that was approved by the United States (U.S.) Food and Drug Administration (FDA) in 2016. The Company is developing a portfolio of platforms to support ongoing pharmaceutical and medical device innovations. Products or product candidates for each of these platforms are designed to advance the standard of care through better treatment options across the areas of glaucoma; corneal disorders such as keratoconus, dry eye and refractive vision correction; and retinal diseases such as neovascular age-related macular degeneration, diabetic macular edema and retinal vein occlusion.

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

The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements. As permitted under those rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted. In the opinion of management, the unaudited interim financial statements reflect all adjustments necessary for the fair presentation of the Company’s financial information contained herein. All such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements. These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2022, which are contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on February 24, 2023. The Company’s results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period.

Note 2.  Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2023, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions used in the preparation of the accompanying condensed consolidated financial statements.

The Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2023 reflect the Company’s estimates of the impact of the macroeconomic environment, including the impact of inflation, higher interest rates and foreign exchange rate fluctuations. The duration and scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition is uncertain.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that equate to the amount reported in the condensed consolidated statement of cash flows as of the beginning and end of the three months ended March 31, 2023 (in thousands):

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$76,398	$119,525
Restricted cash	7,078	7,078
Cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$83,476	$126,603

The Company’s cash and cash equivalents include cash in readily available checking and money market accounts, as well as certificates of deposit. The Company maintains amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Note 3.  Balance Sheet Details

Short-term Investments

Short-term investments consisted of the following (in thousands):

	At March 31, 2023
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	less than 3	$133,747	$1	$(1,624)	$132,124
U.S. government bonds	less than 2	36,895	198	(120)	36,973
Bank certificates of deposit	less than 2	10,000	1	(8)	9,993
Corporate notes	less than 3	33,314	-	(748)	32,566
Asset-backed securities	less than 2	16,606	-	(259)	16,347
Municipal bonds	less than 3	13,611	-	(243)	13,368
Total		$244,173	$200	$(3,002)	$241,371

	At December 31, 2022
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	less than 3	$88,478	$-	$(2,413)	$86,065
U.S. government bonds	less than 1	52,991	-	(384)	52,607
Bank certificates of deposit	less than 1	17,500	3	(11)	17,492
Corporate notes	less than 3	41,464	-	(978)	40,486
Asset-backed securities	less than 2	21,656	-	(360)	21,296
Municipal bonds	less than 3	15,635	-	(411)	15,224
Total		$237,724	$3	$(4,557)	$233,170

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

The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest expense in the consolidated statements of operations through an allowance for credit losses. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss. Unrealized losses on available-for-sale debt securities as of March 31, 2023 and December 31, 2022 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Further, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not record an allowance for credit losses with respect to these investments as of March 31, 2023 and December 31, 2022.

Accounts Receivable, Net

Accounts receivable consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accounts receivable	$39,099	$37,323
Allowance for credit losses	(1,247)	(1,250)
	$37,852	$36,073

The Company’s allowance for credit losses represents management’s estimate of current expected credit losses. There were immaterial bad-debt write offs charged during the three months ended March 31, 2023.

Additionally, no customers accounted for more than 10% of net accounts receivable as of March 31, 2023 or December 31, 2022.

Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Finished goods	$14,958	$13,742
Work in process	11,887	10,495
Raw material	13,610	13,604
	$40,455	$37,841

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued bonuses	$6,222	$17,219
Accrued vacation benefits	4,916	4,475
Other accrued liabilities	39,225	36,262
	$50,363	$57,956

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		At March 31, 2023
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	March 31,	identical assets	inputs	inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds (i)	$2,586	$2,586	$-	$-
Available for sale securities:
U.S. government agency bonds (ii)	$132,124	$-	$132,124	$-
U.S. government bonds (ii)	36,973	-	36,973	-
Bank certificates of deposit (ii)	9,993	-	9,993	-
Corporate notes (ii)	32,566	-	32,566	-
Asset-backed securities (ii)	16,347	-	16,347	-
Municipal bonds (ii)	13,368	-	13,368	-
Investments held for deferred compensation plans	8,951	-	8,951	-
Total Assets	$252,908	$2,586	$250,322	$-
Liabilities
Deferred compensation plans	$8,756	$-	$8,756	$-
Total Liabilities	$8,756	$-	$8,756	$-

(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.

		At December 31, 2022
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets

Cash equivalents:
Money market funds (i)	$53,106	$53,106	$-	$-
Available for sale securities:
U.S. government agency bonds (ii)	$86,065	$-	$86,065	$-
U.S. government bonds (ii)	52,607	-	52,607	-
Bank certificates of deposit (ii)	17,492	-	17,492	-
Corporate notes (ii)	40,486	-	40,486	-
Asset-backed securities (ii)	21,296	-	21,296	-
Municipal bonds (ii)	15,224	-	15,224	-
Investments held for deferred compensation plans	8,419	-	8,419	-
Total Assets	$294,695	$53,106	$241,589	$-
Liabilities
Deferred compensation plans	$8,178	$-	$8,178	$-
Total Liabilities	$8,178	$-	$8,178	$-
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.

Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

U.S. government agency bonds, U.S. government bonds, bank certificates of deposit, municipal bonds, corporate notes and asset-backed securities are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date. Pursuant to the Company’s deferred compensation plan (the Deferred Compensation Plan), the Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust and Deferred Compensation Plan liability consist of company-owned life insurance policies (COLIs) and the pricing on these investments can be independently evaluated. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.

There were no transfers between levels within the fair value hierarchy during the periods presented.

The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of March 31, 2023 and December 31, 2022.

Convertible Senior Notes

As of March 31, 2023 and December 31, 2022, the fair value of the Company’s 2.75% convertible notes due 2027 (Convertible Notes) was $356.7 million and $331.9 million, respectively. The fair value was determined on the basis of the market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 9, Convertible Senior Notes for additional information.

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

The Company terminated its lease in Waltham, Massachusetts pursuant to a termination agreement during the first quarter of 2022.

The Company’s remaining U.S.-based and foreign subsidiaries’ leased office space totals less than 14,000 square feet.

The following table presents the maturity of the Company’s operating and finance lease liabilities within the condensed consolidated balance sheets:

Maturity of Lease Liabilities	Operating	Finance
(in thousands)	Leases (a)	Leases (b)
Remainder of 2023	$2,724	$3,803
2024	3,331	5,184
2025	3,476	5,340
2026	3,510	5,500
2027	3,619	5,665
2028	3,731	5,835
Thereafter	31,365	96,045
Total lease payments	$51,756	$127,372
Less: imputed interest	20,889	55,349
Total lease liabilities	$30,867	$72,023
(a)	Operating lease payments include $20.6 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Finance lease payments include $75.8 million related to options to extend lease terms that are reasonably certain of being exercised.

Note 6.   Intangible Assets and Goodwill

Intangible assets

For the three months ended March 31, 2023 and March 31, 2022, amortization expense related to the Company’s finite-lived intangible assets recorded in cost of sales and selling, general and administrative expenses in the condensed consolidated statement of operations was approximately $5.5 million and $0.7 million, respectively.

The Company evaluated its indefinite-lived intangible assets for impairment utilizing the methodology pursuant to the adoption of ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) and concluded there were no indicators of impairment as of March 31, 2023.

Goodwill

The assessment of goodwill by reporting unit is performed annually, in the fourth quarter, or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. The Company considered the current and expected future economic and market conditions and its impact on the Company’s reporting unit. Based on interim assessments, the Company did not identify any “triggering” events which would indicate an impairment of goodwill is more likely than not as of March 31, 2023.

The following table presents the composition of the Company’s intangible assets and goodwill (in thousands):

	Weighted-	As of March 31, 2023			As of December 31, 2022
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed technology	11.4	$252,200	(74,101)	178,099	252,200	(68,577)	183,623
Customer relationships	5.0	14,100	(9,459)	4,641	14,100	(8,754)	5,346
Intangible assets subject to amortization		266,300	(83,560)	182,740	266,300	(77,331)	188,969

In-process research and development	Indefinite	$118,900	-	118,900	118,900	-	118,900

Total		$385,200	$(83,560)	$301,640	$385,200	$(77,331)	$307,869

Goodwill	Indefinite	$66,134	-	66,134	66,134	-	66,134

As of March 31, 2023, expected amortization expense for unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Remainder of 2023	$18,684
2024	24,618
2025	22,092
2026	22,092
2027	22,081
Thereafter	73,173
Total amortization	$182,740

Actual amortization expense to be reported in future periods could differ from these estimates as a result of asset impairments, acquisitions, or other facts and circumstances.

Note 7. Revenue from Contracts with Customers

The Company’s net sales are generated primarily from sales of its iStent family of products and sales of Photrexa and associated drug formulations, KXL systems and royalty income. Customers are primarily comprised of ambulatory surgery centers, hospitals and physician private practices, with distributors being used in certain international locations where the Company currently does not have a direct commercial presence.

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

Revenue is recognized at an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services, and substantially all of the Company’s net sales for the three months ended March 31, 2023 are considered revenue from contracts with customers.

Disaggregation of Revenue

The Company’s revenues disaggregated by product category and geography for the three months ended March 31, 2023 and March 31, 2022 were as follows (in thousands):

	Three Months Ended
	March 31,
	United States		International		Total
	2023	2022	2023	2022	2023	2022

Glaucoma	$35,106	$33,899	$21,118	$17,648	$56,224	$51,547
Corneal Health	14,581	13,617	3,094	2,517	17,675	16,134
Total	$49,687	$47,516	$24,212	$20,165	$73,899	$67,681

Contract Balances

Contract Assets

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days for glaucoma and corneal health products, though extended payment terms on corneal health products may be offered. However, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of March 31, 2023 and December 31, 2022, substantially all amounts included in accounts receivable, net on the condensed consolidated balance sheets are related to contracts with customers.

Aside from the aforementioned contract assets, the Company does not have any contract assets given that the Company does not have any unbilled receivables and sales commissions on products are expensed within selling, general and administrative expenses within the condensed consolidated statement of operations when incurred as any incremental cost of obtaining contracts with customers would have an amortization period of less than one year.

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

During the three months ended March 31, 2023 and March 31, 2022, the Company did not recognize any revenue related to material changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

The Company’s net sales within a fiscal year may be impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year. The Company experienced some continuing disruptions to its seasonal patterns in 2022 due to the COVID-19 pandemic. The Company’s revenue patterns were also disrupted in 2022 and the first quarter of 2023 as a result of the reimbursement cuts enacted by the U.S. Centers for Medicare & Medicaid Services that were effective January 1, 2022.

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

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net (loss) income – basic and diluted	$(34,626)	$5,377
Denominator:
Weighted average number of common shares outstanding - basic	47,881	47,050
Common stock equivalents from outstanding common stock options	-	1,974
Common stock equivalents from unvested restricted stock units	-	459
Common stock equivalents for ESPP	-	23
Weighted average number of common shares outstanding - diluted	47,881	49,506

Basic net (loss) income per share	$(0.72)	$0.11

Diluted net (loss) income per share	$(0.72)	$0.11

The following potentially dilutive securities were not included in the calculation of diluted net (loss) income per share because to do so would be anti-dilutive (in common stock equivalent shares, in thousands):

	Three Months Ended
	March 31,
	2023	2022
Convertible senior notes	5,125	5,125
Stock options outstanding	2,298	255
Unvested restricted stock units	656	382
Employee stock purchase plan	22	-
	8,101	5,762

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

The Convertible Notes may be converted at the option of the holders at any time prior to the close of business on the business day immediately preceding March 15, 2027, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period immediately after any ten consecutive trading day period (the Measurement Period) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate in effect on each such trading day; (3) with respect to any Convertible Notes the Company calls for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date, even if the Convertible Notes are not otherwise convertible at such time; or (4) upon the occurrence of specified corporate events. On or after March 15, 2027, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture. As of March 31, 2023, none of the conditions allowing holders of the Convertible Notes to convert had been met.

Interest expense relating to the Convertible Notes in the condensed consolidated statements of operations for the three months ended March 31, 2023 and March 31, 2022 is summarized as follows (in thousands):

	Three months ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Contractual interest expense	$1,977	$1,977
Amortization of debt issuance costs	343	343
Total interest expense	$2,320	$2,320

The effective interest rate on the Convertible Notes for the three months ended March 31, 2023 and March 31, 2022 was 3.2%.

As of March 31, 2023 and December 31, 2022, the Convertible Notes on the condensed consolidated balance sheets represented the carrying amount of the Convertible Notes, net of unamortized debt issuance costs, which are summarized as follows (in thousands):

	As of	As of
	March 31,	December 31,
	2023	2022
Convertible Notes	$287,500	$287,500
Less: Unamortized debt issuance costs	(5,757)	(6,100)
Carrying amount of Convertible Notes	$281,743	$281,400

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

The capped call transactions are separate transactions that the Company entered into with the Option Counterparties, are not part of the terms of the Convertible Notes and will not change the holders’ rights under the Convertible Notes. As the capped call transactions meet certain accounting criteria, the cost of the capped call transactions of $35.7 million was recorded as a reduction in additional paid-in capital in the consolidated balance sheets and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of March 31, 2023, the Company had not purchased any shares under the capped call transactions.

Note 10.  Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation related to stock options and RSUs in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cost of sales	$408	$407
Selling, general and administrative	6,910	4,686
Research and development	2,866	1,830
Total	$10,184	$6,923

At March 31, 2023, the total unamortized stock-based compensation expense was approximately $64.4 million, of which $10.6 million and $53.8 million is attributable to stock options and RSUs, respectively.

Of the $10.6 million related to stock options, $10.3 million is attributable to time-based stock options and is to be recognized over the time-based stock options’ remaining vesting terms of approximately 4.0 years (1.5 years on a weighted average basis). The remaining $0.3 million is attributable to performance-based options and is to be recognized over the performance-based stock options’ remaining vesting terms of approximately less than one year (0.4 years on a weighted average basis).

Of the $53.8 million related to RSUs, $53.2 million is attributable to time-based RSUs and is to be recognized over the RSUs’ vesting terms of approximately 4.0 years (2.7 years on a weighted-average basis). The remaining $0.6 million is attributable to performance-based RSUs and is to be recognized over the performance-based stock options’ remaining vesting terms of approximately less than one year (0.5 years on a weighted average basis).

The total stock-based compensation cost capitalized in inventory was not material for the three month periods ended March 31, 2023 and March 31, 2022.

Note 11.  Income Taxes

The provision for income taxes is determined using an effective tax rate. For the three months ended March 31, 2023, the Company’s estimated effective tax rate of (1.17)% was lower than the U.S. federal statutory rate primarily due to the generation of U.S. net operating loss (NOL) and R&D tax credit carryforwards which are partially offset by a valuation allowance, as well as state and foreign income taxes. The effective tax rate may be subject to fluctuations during the year as new information is obtained that may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of NOL carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. For the three months ended March 31, 2023 and March 31, 2022, the Company recorded a provision for income taxes of $0.4 million and $0.3 million, respectively, which was comprised of state and foreign income taxes.

Additionally, the Company follows an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. As of March 31, 2023 and December 31, 2022, the Company had gross unrecognized tax benefits of $30.0 million and $29.0 million, respectively.

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

Beginning in 2022, the Tax Cut and Jobs Act of 2017 requires taxpayers to capitalize and amortize R&D expenditures over five years for domestic research and 15 years for foreign research, pursuant to Section 174 of the Internal Revenue Code of 1986, as amended (IRC). There was no material impact to the Company’s provision for income taxes for the period ended March 31, 2023 as a result of the capitalization.

Note 12.  Commitments and Contingencies

Secured Letters of Credit

The Company has a letter of credit that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account of approximately $6.8 million as of March 31, 2023 and December 31, 2022, respectively. Beginning as of the first day of the thirty-seventh month of the lease term (which occurred during 2022), and on each twelve-month anniversary thereafter, the letter of credit may be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

The Company has one other irrevocable standby letter of credit secured with approximately $0.3 million of cash in a restricted account.

Executive Deferred Compensation Plan

Pursuant to the Company’s Deferred Compensation Plan, eligible senior level employees are permitted to make elective deferrals of compensation to which he or she will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of COLIs. The fair value of the Deferred Compensation Plan liability, included in other liabilities on the condensed consolidated balance sheets, was approximately $8.8 million and $8.2 million as of March 31, 2023 and December 31, 2022, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the condensed consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $9.0 million and $8.4 million as of March 31, 2023 and December 31, 2022, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the United States (U.S.) Securities and Exchange Commission (SEC) on February 24, 2023.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act) All statements other than statements of historical or current facts included in this report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: "may," "will," "could," "would," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "project," "potential," "continue," "ongoing" or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding: future operations; expected operating results and financial performance; the Company’s strategy for growth; product development activities; regulatory approvals, including timing and likelihood of success; market position and expenditures. These forward-looking statements are based on management’s beliefs and assumptions based on the information currently available to management. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these forward-looking statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.

You are urged to carefully review the disclosures we make concerning the risks we face and other factors that may affect the outcome of our forward-looking statements and our business and operating results, including the risks set forth in the "Risk Factors" section of this report for a discussion of important factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate, and actual results may differ materially from those expressed or implied by the forward-looking statements. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. You are therefore cautioned not to place undue reliance on the forward-looking statements included in this report, which speak only as of the date of this document. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We are an ophthalmic medical technology and pharmaceutical company focused on developing novel therapies for the treatment of glaucoma, corneal disorders, and retinal disease. We first developed Micro-Invasive Glaucoma Surgery (MIGS) as an alternative to the traditional glaucoma treatment paradigm, launching our first MIGS device commercially in 2012, and continue to develop a portfolio of technologically distinct and leverageable platforms to support ongoing pharmaceutical and medical device innovations. Products or product candidates for each of these platforms are designed to advance the standard of care through better treatment options across the areas of glaucoma; corneal disorders such as keratoconus, dry eye and refractive vision correction; and retinal diseases such as neovascular age-related macular degeneration, diabetic macular edema, and retinal vein occlusion.

Impact of the Current Global Economic Environment

During the last twelve months, global and regional economies, the markets we serve and financial markets have experienced significant volatility including inflation, supply shortages or delays, geopolitical developments, changes in supply and demand, labor shortages and turnover, natural disasters, higher energy costs, health epidemics or pandemics (including the COVID-19 pandemic), foreign exchange rate fluctuations, governmental actions such as mandatory shutdowns, and other conditions which have led to disruptions in commerce and pricing stability. The duration and scope of these conditions cannot be predicted, and therefore, it is uncertain what long-term impacts these economic pressures may have on our business.

Additionally, some of our vendors are continuing to experience supply challenges, both in the acquisition of raw materials as well as due to labor shortages and disruption. As a result of these supply chain challenges and due to current inflationary pressures, we have experienced higher costs for certain components and raw materials. We expect these supply challenges may continue for the remainder of 2023. These challenges have occasionally led to longer lead times for, and delays and partial or unfulfilled deliveries of, certain components needed for the manufacture of our products, in some cases requiring us to find alternative sources for materials. If these delays and partial or unfulfilled deliveries persist, they could impact our ability to ship some of our products to our customers, or bring some of our pipeline products to market, in a timely manner.

For additional information, see the section titled Risks Related to Our Business within Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. In addition to these market trends and uncertainties, our performance is directly impacted by the items set forth in Factors Affecting Our Performance below.

Financial Overview

The most important financial indicators that we use to assess our business are net sales, gross margin, operating expenses, and cash on hand.

	Three Months Ended
	March 31,	March 31,
	2023	2022
Net sales	$73,899	$67,681
Gross margin	76%	75%
Operating expenses	$88,821	$40,826

	March 31,	December 31,
	2023	2022
Cash, cash equivalents, short-term investments and restricted cash	$324,847	$359,773

We incurred a net loss for the three months ended March 31, 2023 of $34.6 million and achieved net income of $5.4 million for the three months ended March 31, 2022. As of March 31, 2023, we had an accumulated deficit of $499.0 million. Please see Results of Operations and Liquidity and Capital Resources below for a detailed discussion of each of the above items, including an analysis of the fluctuations in such items year-over-year.

Factors Affecting Our Performance

On November 1, 2022, the U.S. Centers for Medicare & Medicaid Services (CMS) published its final rules on 2023 Medicare physician fee and facility fee payment rates (2023 Final Rules) for procedures using our iStent family of products furnished in both the ambulatory surgery center and hospital outpatient settings in conjunction with cataract surgery, as well as the facility fee payment rates, in both hospital and ambulatory surgery center settings, and for standalone insertion of an aqueous drainage device, such as our iStent infinite product. The 2023 Final Rules do not materially modify the 2022 Final Rules (as defined below).

The CMS final rules for 2022 Medicare physician fee payment rates and 2022 Medicare facility fee payment rates for services furnished in both the ambulatory surgery center and hospital outpatient settings (2022 Final Rules) took effect on January 1, 2022. Compared to the reimbursement rates in effect for 2021, the 2022 Final Rules contained a significantly lower physician fee related to the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery. Conversely, the facility fee schedule related to surgeries that include implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, slightly decreased reimbursements to an ambulatory surgery center and increased reimbursements to a hospital. Additionally, the 2022 Final Rules established facility fee payment rates that were lower than anticipated for standalone insertion of an aqueous drainage device in the ambulatory surgery center and hospital settings, which would be the procedure that such facilities would use with our iStent infinite product. We estimate that approximately 80% of procedures utilizing our trabecular micro-bypass technologies in the U.S. are performed in the ambulatory surgery center setting and the remaining estimated 20% of procedures are performed in the hospital. The significant reduction of the physician fee had a negative impact on procedural iStent family product volumes in 2022 and the first quarter of 2023, in conjunction with cataract surgery, which we expect will continue for the remainder of 2023, adversely affecting our U.S. combo-cataract Glaucoma revenues, gross profit, and net loss, the full extent of which is not known at this time.

We expect our results of operations for the remainder of 2023 and our near-term performance to reflect increasing competitive dynamics, the impact of the reduced physician fee reimbursement rates contained in the 2023 Final Rules, the continuing disruption resulting from labor and supply shortages and the effects of the macroeconomic environment, the full effects of which are difficult to predict at this time. In addition to the foregoing factors, our operations to date have been, and we believe our future growth and success will be, impacted by the following:

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

While net sales may increase as we expand our global sales and marketing infrastructure and continue to increase awareness of our products by expanding our sales base and increasing our marketing efforts, historically our net sales within a fiscal year have been impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year, however traditional seasonality patterns were disrupted due to COVID-19 prior to 2022. The effect of COVID-19 and other macroeconomic conditions, including higher interest rates and foreign exchange rate fluctuations, on our commercial performance may continue into future reporting periods. In 2022, we also saw the return of some seasonality patterns, however traditional U.S. revenue patterns were disrupted as a result of the CMS reimbursement cuts pursuant to the 2022 Final Rules. CMS physician fee and facility fee rate decreases, which were effective in 2022 and are continuing into 2023 have also disrupted traditional customer ordering patterns and have resulted in our customers’ trialing and utilization of competitive products, causing reduced U.S. Glaucoma sales volumes during 2022 and the first quarter of 2023. Our U.S. Corneal Health sales have experienced modest negative impacts due to sporadic reimbursement challenges. Additionally, unfavorable foreign exchange rates in certain geographies in which we operate have negatively impacted our sales during the three months ended March 31, 2023 as well as throughout the majority of 2022.

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

Cost of sales has included amortization of the $252.2 million developed technology intangible assets. For each of the three months ended March 31, 2023 and March 31, 2022, the amortization expense was $5.5 million.

Our future gross profit as a percentage of net sales, or gross margin, will be impacted by numerous factors including commencement of sales of products in our pipeline, or any other future products, which may have higher product costs. Our gross margin will also be affected by manufacturing or supply chain inefficiencies that we may experience as we attempt to manufacture our products on a larger scale, manufacture new products and change our manufacturing capacity or output. Additionally, our gross margin will continue to be affected by royalty expenses on current or future products associated with various licensing agreements. Our gross margin in future periods may also be impacted by other factors adversely affecting our net sales in future periods, including the impact of supply chain disruptions, the current macroeconomic environment, including inflationary pressures and fluctuations in foreign currency, and the impact of the reductions on payment rates for certain of our products and related services as a result of the 2023 Final Rules.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses primarily consist of personnel-related expenses, including salaries, sales commissions, bonuses, fringe benefits and stock-based compensation for our executive, sales, marketing, financial, legal, and other administrative functions. Other significant SG&A expenses include marketing programs; advertising; post-approval clinical studies; conferences and congresses; travel expenses; costs associated with obtaining and maintaining our patent portfolio; professional fees for accounting, auditing, consulting and legal services; costs associated with our global enterprise systems and information technology infrastructure; and allocated facility expenses.

We expect SG&A expenses to continue to grow as we increase our global sales and marketing infrastructure and general administration infrastructure. We also expect other non-employee-related costs, including sales and marketing program activities for new products, outside services and accounting and general legal costs to increase as our overall operations grow. The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as on the timing of any new product launches and other potential business and operational activities.

Research and Development

Our R&D activities primarily consist of new product development projects, pre-clinical studies, IDE and IND studies, and other clinical trials. Our R&D expenses primarily consist of personnel-related expenses, including salaries, fringe benefits and stock-based compensation for our R&D employees; research materials; supplies and services; in-licenses, including event-based milestones; and the costs of conducting clinical studies, which include payments to investigational sites and investigators, clinical research organizations, consultants, and other outside technical services and the costs of materials, supplies and travel. We expense R&D costs as incurred. We expect our R&D expenses to continue to increase as we initiate and advance our development programs, including our expanding surgical and pharmaceutical development efforts and clinical trials across the glaucoma, corneal health and retinal disease spectrums.

Costs for our clinical development programs include expenses for all activities necessary for obtaining regulatory approvals; our research programs vary significantly for each current and future product candidate and completion dates are difficult to predict. As a result, while we expect our R&D costs to continue to increase for the foreseeable future, we cannot estimate with any degree of certainty the timing or the amount of costs we will incur in connection with the development of our product candidates. We anticipate we will make determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the scientific success of early research programs, results of ongoing and future clinical trials, the availability of funding resources, as well as ongoing assessments as to each current or future product candidate’s commercial potential and our likelihood of obtaining necessary regulatory approvals. We are not currently able to fully track expenses by product candidate.

Litigation-related Settlement

Pursuant to the terms of a settlement agreement dated September 14, 2021, Ivantis, Inc. paid us $30.0 million during the three months ended March 31, 2022. This cash payment is included in litigation-related settlement as a reduction of operating expenses on the condensed consolidated income statement.

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

Income Taxes

Our tax provision is comprised of state and foreign income taxes. Our net deferred tax liability of $7.3 million at March 31, 2023 primarily represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets. We continue to provide a full valuation allowance against our other net deferred tax assets.

We record reserves for uncertain tax positions where we believe the ability to sustain the tax position does not reach a more likely than not threshold.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and March 31, 2022 (in thousands):

	Three Months Ended
	March 31,		% Increase
(dollars in thousands)	2023	2022	(decrease)
Statements of operations data:
Net sales	$73,899	$67,681	9%
Cost of sales	18,071	17,063	6%
Gross profit	55,828	50,618	10%
Operating expenses:
Selling, general and administrative	53,650	43,949	22%
Research and development	35,171	26,877	31%
Litigation-related settlement	-	(30,000)	(100)%
Total operating expenses	88,821	40,826	118%
(Loss) income from operations	(32,993)	9,792	NM
Total non-operating expense, net	(1,232)	(4,089)	(70)%
Income tax provision	401	326	23%
Net (loss) income	$(34,626)	$5,377	NM

NM = Not Meaningful

Net Sales

Net sales for the three months ended March 31, 2023 and March 31, 2022 were $73.9 million and $67.7 million, respectively.

Net sales of glaucoma products in the United States were $35.1 million and $33.9 million for the three months ended March 31, 2023 and March 31, 2022, respectively, increasing by 4%. This increase is primarily due to higher volumes sold of our iStent family of products, including iStent infinite, partially offset by the continuing impact of the reduced CMS physician fee that was implemented on January 1, 2022 and continued into 2023, which has disrupted traditional customer ordering patterns and has resulted in our customers’ trialing and utilization of competitive products.

International sales of glaucoma products for the three months ended March 31, 2023 and March 31, 2022 were $21.1 million and $17.6 million, respectively, increasing by 20%. The increase in international sales reflects continued broad-based growing demand in many key international markets for combined cataract and glaucoma procedures, the dollar-based results of which were substantially affected by unfavorable foreign exchange rates, primarily related to the Euro and Japanese Yen during the quarter ended March 31, 2023, as compared to the quarter ended March 31, 2022. International sales of glaucoma products increased by 28% in local currencies during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Net sales of corneal health products were $17.7 million and $16.1 million for the quarter ended March 31, 2023 and March 31, 2022, respectively, increasing by 10%. Of the $1.6 million increase in net sales generated by our corneal health products, $1.0 million related to an increase in U.S. net sales of Photrexa using direct sales operations, which was positively impacted by higher realized average sales prices of Photrexa and continued new account starts. Our international corneal health sales increased $0.6 million from net sales in existing countries during the quarter ended March 31, 2023.

Cost of Sales

Cost of sales for the three months ended March 31, 2023 and March 31, 2022 were $18.1 million and $17.1 million, respectively. Our gross margin was 76% for the three months ended March 31, 2023 and 75% for the three months ended March 31, 2022.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended March 31, 2023 and March 31, 2022 were $53.7 million and $43.9 million, respectively, reflecting an increase of approximately $9.7 million or 22%.

Of the total $53.7 million, we incurred approximately $32.6 million of costs associated with commercial personnel and discretionary spending during the three months ended March 31, 2023 as compared to $30.3 million during the three months ended March 31, 2022, with the increase primarily due to compensation and related employee expenses associated with our sales infrastructure in glaucoma and corneal health, along with increased travel, meetings and accompanying costs as business activities have reopened and expanded over the course of the last twelve months. We also incurred approximately $21.0 million of costs associated with general and administrative personnel and discretionary spending during the three months ended March 31, 2023 as compared to $13.6 million during the three months ended March 31, 2022, primarily associated with increased stock-based compensation expense of approximately $2.0 million, increased expenses related to our ongoing administrative and support functions, inclusive of information technology infrastructure of approximately $2.7 million, and increased allocated facilities expenses of $1.5 million.

Research and Development Expenses

R&D expenses for the three months ended March 31, 2023 and March 31, 2022 were $35.2 million and $26.9 million, respectively.

During the three months ended March 31, 2023, we incurred $20.4 million in core R&D expenses and $14.8 million in clinical expenses, comprised of $18.3 million in compensation and related employee expenses with the remaining $16.9 million spent on the continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as iDose, a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (often referred to as “epi-on”), and our earlier stage programs for dry eye, presbyopia, retina and other therapeutic investments. R&D expenses during the three months ended March 31, 2023 also included a $3.2 million payment associated with our New Drug Application for iDose submitted to the U.S. Food and Drug Administration (FDA). For the three months ended March 31, 2022, we incurred $16.4 million in core R&D expenses and $10.5 million in clinical expenses, comprised of $14.3 million in compensation and related employee expenses with the remaining $12.6 million spent on the abovementioned programs.

Litigation-related Settlement

The $30.0 million cash payment from the Settlement Agreement received during the three months ended March 31, 2022 is included in litigation-related settlement as a reduction of operating expenses on the condensed consolidated statements of operations. There were no comparable amounts during the three months ended March 31, 2023.

Non-Operating Expense, Net

We had non-operating expense, net of $1.2 million and $4.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The $2.9 million decrease primarily relates to increased interest income earned on investments, partially offset by recognition of unrealized foreign currency losses due to higher intercompany loan balances denominated in, and impacted by, unfavorable changes in foreign currency exchange rates and higher interest expense recognized related to the finance lease for our Aliso Facility.

Income Tax Provision

Our effective tax rate for the first quarter of 2023 was (1.17)%. For each of the three months ended March 31, 2023 and March 31, 2022, we recorded a provision for income taxes of $0.4 million and $0.3 million, respectively, which was comprised of state and foreign income taxes.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, and generally cash generated from operating, financing and investing activities. Our primary uses of cash have been for selling and marketing activities, research and development programs, general and administrative expenses, and capital expenditures.

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$76,398	$119,525
Short-term investments	241,371	233,170
Accounts receivable, net	37,852	36,073
Inventory	40,455	37,841
Accounts payable	12,029	14,403
Accrued liabilities	50,363	57,956
Working capital (1)	353,488	371,500
(1)	Working capital consists of total current assets less total current liabilities per our condensed consolidated balance sheets.

Main Sources of Liquidity

We plan to fund our operations, commitments for capital expenditures and other short and long-term known contractual and other obligations using existing cash and investments and, to the extent available, cash generated from commercial operations. Included within our existing cash and investments balances are the remaining net proceeds from the Convertible Notes issued in June 2020 (after payment for the related capped call transactions), and the two $30.0 million payments received in 2021 and 2022 from Ivantis, Inc. which are being used for working capital and general corporate purposes.

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

Our cash, cash equivalents and short-term investments totaled approximately $317.8 million and our restricted cash totaled approximately $7.1 million as of March 31, 2023.

Senior Convertible Notes

Our Convertible Notes may be converted at the option of the holders at the times and under the circumstances and at the conversion rate described in Note 9. Convertible Senior Notes of the notes to our condensed consolidated financial statements. As of March 31, 2023, none of the conditions allowing holders of the Convertible Notes to convert had been met. These conditions are measured each quarter. For example, if our trading price remains above 130% of the conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, March 31, 2023, holders of the Convertible Notes would have the right to convert their Convertible Notes during the calendar quarter beginning April 1, 2023. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. Settling all or a portion of the conversion obligation in cash could adversely affect our liquidity. In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current liability rather than long-term liability, which would result in a material reduction of our net working capital.

We may seek to obtain additional financing in the future through other debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all and although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations.

Short-term Liquidity Requirements

Our short-term liquidity requirements primarily consist of regular operating costs, interest payments related to our Convertible Notes, R&D project funding, capital expenditures as we continue the development of our manufacturing facilities and office spaces, operating and financing lease obligations and other firm purchase commitments. As of

March 31, 2023, we had net working capital of $353.5 million, which indicates that our current assets are sufficient to cover our short-term liabilities.

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

The following table is a condensed summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(30,764)	$9,774
Investing activities	(13,832)	(5,897)
Financing activities	1,152	1,410
Exchange rate changes	317	207
Net (decrease) increase in cash, cash equivalents and restricted cash	$(43,127)	$5,494

At March 31, 2023, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the three months ended March 31, 2023, our operating activities used $30.8 million in net cash and in the three months ended March 31, 2022 our operating activities provided $9.8 million of net cash.

For the three months ended March 31, 2023, our net cash used in operating activities reflected our net loss of $34.6 million, adjusted for non-cash items of $20.3 million, primarily consisting of stock-based compensation expense of $10.2 million, depreciation of $2.1 million, amortization of intangible assets of $6.2 million, and amortization of lease right-of-use assets of $1.0 million. Additionally, changes in operating assets and liabilities were $16.4 million, which resulted primarily from increases in accounts receivable of $1.7 million, an increase in inventory of $3.1 million, and an increase in prepaid expenses and other current assets of $2.5 million, and a decrease in accounts payable and accrued liabilities of $9.3 million.

For the three months ended March 31, 2022, our net cash provided by operating activities reflected our net income of $5.4 million (which included the $30.0 million payment received by Ivantis, Inc.), adjusted for non-cash items of $16.0 million, primarily consisting of stock-based compensation expense of $6.9 million, depreciation of $1.4 million, amortization of intangible assets of $6.2 million, and amortization of lease right-of-use assets of $1.3 million. Additionally, changes in operating assets and liabilities were $11.6 million, which resulted primarily from decreases in accounts payable and accrued liabilities of $7.6 million, an increase in accounts receivable of $1.4 million, an increase in inventory of $1.8 million, and an increase in prepaid expenses and other current assets of $0.7 million, as well as an increase in other assets of $0.2 million.

Investing Activities

In the three months ended March 31, 2023 our investing activities used $13.8 million of net cash and for the three months ended March 31, 2022, our investing activities used $5.9 million of net cash.

For the three months ended March 31, 2023, we used cash of approximately $96.3 million for purchases of short-term investments, approximately $6.9 million for purchases of property and equipment, primarily related to our facilities in Aliso Viejo, California; Burlington, Massachusetts; and San Clemente, California; and approximately $0.5 million related to investments in company-owned life insurance, and we received cash of approximately $89.9 million from sales and maturities of short-term investments.

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

Financing Activities

In the three months ended March 31, 2023 and March 31, 2022, our financing activities provided $1.2 million and $1.4 million of net cash, respectively.

For the three months ended March 31, 2023, we received $2.8 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan, used $1.5 million for payment of employee taxes related to restricted stock unit vesting and paid $0.1 million in principal on our finance lease.

For the three months ended March 31, 2022, we received $2.3 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan and used $0.8 million for payment of employee taxes related to restricted stock unit vestings.

Material Cash Requirements

There have been no material changes to our material cash requirements, including commitments for capital expenditures and known contractual and other obligations, as of March 31, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023.

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

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023. There have been no material changes to our critical accounting policies and estimates as disclosed therein, during the three months ended March 31, 2023, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our exposure to market risk since December 31, 2022.

Refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023 for further detail.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our first fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the United States (U.S.) Securities and Exchange Commission (SEC) on February 24, 2023. These risks and uncertainties are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Business

The reduced reimbursement rates established by CMS for 2022 and 2023 have impacted, and may continue to materially and adversely impact, our business operations and financial results.

As described in Item 1, Business, “Recent Developments –2023 U.S. Reimbursement rates” contained in this Annual Report on Form 10-K, the U.S. Centers for Medicare & Medicaid Services’ (CMS’) 2022 Medicare physician fee payment rates and 2022 Medicare facility fee payment rates imposed a new, significantly lower physician fee and a slightly reduced facility fee related to the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, furnished in the ambulatory surgery center setting. We believe these CMS physician fee and facility fee rate decreases disrupted traditional customer ordering patterns and resulted in our customers’ trialing and utilization of competitive products, causing reduced glaucoma sales volumes in the U.S. in 2022. These rates were not significantly modified in CMS’ final rules for 2023 physician fee and facility rates. We expect the reduction of the physician fee will continue to have an adverse impact on procedural iStent family product volumes, in conjunction with cataract surgery, in 2023 as well as on our U.S. combo-cataract glaucoma revenues, gross profit, and net income, the full extent of which is not known at this time.

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

Unfavorable global and regional conditions, including inflation, volatility in the financial and credit markets, higher interest rates and capital costs, geopolitical conflicts, changes in supply and demand resulting in shortages and delays, labor shortages and turnover, natural disasters, energy costs, currency fluctuations, governmental actions such as mandatory lockdowns, and other conditions beyond our control, have had, and could continue to have, an adverse effect on the global economy, the regional economies that we serve and our business, results of operations, financial condition, liquidity and ability to access our existing cash, cash equivalents and investments. If banks and other financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash and cash equivalents to the extent those funds are not insured or otherwise protected by the FDIC. Any delay in our ability to access our cash and cash equivalents (or the loss of some or all of such funds) could have a material adverse effect on our operations and cause us to need to seek additional capital.

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

We are subject to risks associated with public heath crises, including those related to the COVID-19 pandemic. The COVID-19 pandemic has had, and could continue to have, an adverse effect on our business, results of operations, financial condition, liquidity and cash flows. Other future public health crises may also have a negative impact on our business. In particular, we have experienced, and may in the future experience, material financial or operational impacts as a result of COVID-19 or other public health crises, including:

●	Impacts or delays to our product development efforts or regulatory clearances and approvals;
●	Costs associated with protecting the health of our employees and adhering to any guidance or orders of various governmental authorities, such as masking, testing, and social distancing requirements;
●	Risks associated with remote work, including increased cybersecurity risk;
●	Widespread staffing shortages and turnover, including in ambulatory surgery centers, and mandatory and voluntary quarantining, which may impact elective procedures;
●	Outbreaks of disease in our facilities, which could require us to temporarily shut down manufacturing operations or cause a disruption to, or shortage in, our workforce;
●	Patient reluctance to seek primary care from optometrists and ophthalmologists or undergo medical procedures during or following outbreaks of disease;
●	Delays in shipments of our products, which could harm our customer relations and adversely impact our competitive positioning and sales, including as a result of longer lead times, delays, higher prices and unfulfilled deliveries of our supply chain and development partners, each of which we continued to experience in 2022 and anticipate will continue into the near future;
●	Restrictions on our personnel’s ability to access customers and clinical sites for training and support;
●	Challenges to our capacity to manufacture, sell and support the use of our products; and
●	Volatility in credit or financial markets.

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

Additionally, we rely on a limited number of third-party suppliers, in some cases sole suppliers, to supply components for the iStent, the iStent inject models, the iStent infinite and our other pipeline products, including the iDose TR, which has not yet been approved by the FDA. If any one or more of our suppliers cease to provide us with sufficient quantities of components or drugs in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our domestic and international quality control standards and regulatory requirements including the FDA’s Quality System Regulation, the European Union’s Medical Device Directive and Medical Device Regulation, and Current Good Manufacturing Practices regulations, we may be unable to obtain components or quickly engage replacement suppliers, if our component suppliers are found to be in violation of such standards, which could delay or impact our business, including regulatory approval timelines. If our manufacturing facilities or those of any of our component suppliers or contract facilities are found to be in violation of applicable laws and regulations or fail to adequately remediate any issues discovered during an audit, the FDA or other regulatory bodies could take enforcement action. Even if we are able to identify and qualify a suitable second source to replace one of our key suppliers, if necessary, that replacement supplier would not have access to our previous supplier’s proprietary processes and would therefore be required to develop its own, which could result in significant delay. Despite our efforts to maintain an adequate supply of inventory, the loss of these suppliers, or their inability to provide us with an adequate supply of components or products, could cause delay in the manufacture of our products, thereby impairing our ability to meet the demand of our customers and causing significant harm to our business. Any disruption of this nature or increased expense could harm our commercialization efforts and adversely affect our operating results.

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

Since the Company’s inception in 1998, we have incurred significant operating losses. As of March 31, 2023, we had an accumulated deficit of approximately $499.0 million, principally comprised of costs incurred in our clinical trial, research and development (R&D) programs, our selling, general and administrative expenses, and from amortization expense related to our developed technology intangible assets included in cost of sales. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering, the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities, cash generated from commercial operations and the issuance of the Company’s 2.75% convertible notes due 2027 (Convertible Notes). To implement our global business strategies we need to, among other things, fund ongoing R&D activities, expand our manufacturing capabilities, grow our sales and marketing organization, enforce or defend our intellectual property rights, acquire companies or in-license products or intellectual property, and obtain regulatory clearance or approval to commercialize our existing products in international markets or to commercialize those currently under development in the U.S. and internationally. As a result, we expect our expenses to continue to increase as we pursue these objectives. While we believe we have sufficient cash to fund our operations for at least the next 12 months from the date our condensed consolidated financial statements for the three months ended March 31, 2023 are made publicly available, our ability to reach sustained profitability and generate positive cash flow in the future is highly uncertain.

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

Our primary sales-generating commercial products have been the iStent, which we began selling in the U.S. in 2012, the iStent inject, which we began selling in the U.S. in the second half of 2018, and its successor, the iStent inject W, launched in the second half of 2020, as well as our Photrexa therapies, which we acquired in connection with our acquisition of Avedro, Inc. (Avedro) in November 2019. We expect to continue to derive a significant portion of our net sales from the iStent, the iStent inject models, the iStent infinite and the Photrexa therapies.

It is important that we continue to build a more complete product offering. Developing additional products is expensive and time-consuming. Even if we are successful in developing our additional pipeline products, the success of our new product offerings is inherently uncertain and there can be no assurance that our products will receive regulatory approval or be profitable. Any current or new products could also quickly be rendered obsolete by changing customer preferences, third party payor reimbursement levels, or the introduction of competing products embodying superior technologies, features, safety, quality or efficacy. Our competitors include large publicly traded companies or divisions thereof and have more resources, greater name recognition, longer operating histories, more established relationships with healthcare professionals, customers and third-party payors, broader products lines, more established sales and marketing programs and distribution networks, and greater experience in obtaining regulatory clearance or approval. Additionally, the period of orphan drug exclusivity with respect to our Photrexa pharmaceutical therapy expired in April 2023, which could allow competitive products to enter that market. Our research programs, which are expensive and time-intensive, may fail to yield product candidates for clinical development despite showing initial promise. If we are unable to successfully commercialize additional products, our business prospects would be materially affected.

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

Our existing foreign operations, as well as our planned international growth, expose us to additional uncertainty and risks beyond regulatory authorization and reimbursement levels. We sell our products through direct sales organizations in seventeen countries and a network of third-party distribution partners in other markets. These international operations expose us and our subsidiaries and third-party distributors to a variety of risks including, without limitation, the following:

●	different, and in some cases more exacting and lengthy, regulatory approval processes, regulations and laws, and pricing and reimbursement systems applicable to us, our suppliers and distributors;
●	reduced or varied protection for intellectual property rights or difficulties enforcing our intellectual property rights and defending against third-party threats and intellectual property enforcement actions against us, our distributors, or any of our third-party suppliers;
●	pricing pressure or longer sales and payment cycles;
●	different competitive dynamics, including smaller market sizes, which we may not be able to fully appreciate before entering certain foreign markets;
●	a shortage of qualified sales personnel and distributors;
●	the challenges of managing foreign operations;
●	relative disadvantages compared to competitors with more recognizable names, longer operating histories and better established distribution networks and customer relationships;
●	political and economic instability, international terrorism and anti-U.S. sentiment, or the imposition of U.S. or international sanctions that could restrict or prohibit continued business;
●	changes in duties and tariffs, license obligations, importation laws and other non-tariff barriers to trade;
●	scrutiny of foreign tax authorities that could result in significant fines, penalties and additional taxes;
●	different cultural norms which may impact how business is conducted;
●	laws and business practices favoring local companies;
●	difficulties in maintaining consistency and compliance with our internal guidelines;
●	difficulties in enforcing agreements and collecting receivables through foreign legal systems;
●	risks of money laundering, bribery and corruption practices, off-label promotion or breach of sanction regulations by our personnel or distributors, which may be difficult for us to discover or prevent;
●	failures by our third-party partners to properly assist us with local guidance on operations, financial and other reporting, accounting, tax, payroll, legal and regulatory matters; and
●	the imposition of costly and complex export licensing requirements and restrictions, particularly relating to technology.

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

We have benefited substantially from the leadership and performance of our senior management and other key employees. For example, our chief executive officer, as well as other key members of our senior management, has experience successfully developing novel technologies and scaling early-stage medical device and pharmaceutical companies to achieve profitability. We also rely on our qualified sales representatives and on consultants and advisors in our research, operations, clinical and commercial efforts to grow our business, develop and commercialize new products and implement our business strategies. Our success will depend on our ability to retain our current management and key employees, consultants and advisors, and to attract and retain qualified personnel in the future, including by providing competitive compensation and benefit programs, flexible work arrangements, career advancement prospects and sufficient opportunities to develop leadership, managerial and other valuable skills. The loss of services of these personnel, which could occur without notice and without cause or good reason, could prevent or delay our growth plans and the implementation and completion of our strategic objectives, or divert management’s attention to seeking qualified replacements. Our U.S. employees, including our senior management, are not subject to non-competition agreements. Accordingly, the adverse effect of losing key personnel could be compounded by our inability to prevent them from competing with us.

We have and may continue to enter into acquisitions, collaborations, in-licensing agreements, joint ventures, alliances or partnerships with third parties that could fail.

We have and may continue to enter into acquisitions, collaborations, in-licensing agreements, joint ventures and partnerships in order to retain our competitive position within the marketplace, develop new products or expand into new markets. Examples include our acquisitions of DOSE Medical and Avedro, as well as our licensing of Santen’s PRESERFLO® Microshunt® (Preserflo MicroShunt), the Intratus drug delivery platform and the Attillaps and iVeena pharmaceutical compounds. However, we cannot assure you that we will be able to successfully complete any future acquisition we may pursue, or that we will be able to successfully integrate any acquired business, product or technology in a cost-effective and non-disruptive manner. Our future successes will depend, in part, on our ability to manage an expanded business, which may pose substantial challenges for our management, such as increased costs and complexity. There can be no assurances that we will be successful in managing such expanded business or that we will realize the expected economies of scale, synergies and other benefits currently anticipated from recent or future acquisitions or strategic transactions. Additionally, these collaborations, joint ventures, and partnerships may fail to result in any commercialized product, including due to delays in or failures to obtain regulatory approvals, such as the failure to receive approval of the PreserFlo MicroShunt in the U.S., and could require us to invest a substantial amount of resources only to ultimately change regulatory strategies or to fail. In addition, these arrangements may be terminated before we are able to realize net sales to sufficiently cover the costs associated therewith, which could materially impact our business. We cannot assure you that any such transaction would result in the benefits expected from the transaction, including revenue growth, increased profitability or an enhancement in our business prospects. Further, pursuing acquisitions, collaborations, in-licensing agreements, joint ventures, alliances or partnerships with third parties, whether or not completed, is costly and time-consuming and could distract Company management from the operation of the business, which could negatively impact our operating results.

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

Our enterprise resource planning (ERP) system is integral to our ability to accurately and efficiently maintain our books and records, record transactions, and prepare our financial statements. Any disruptions or difficulties that may occur in connection with our ERP system (whether in connection with the regular operation, periodic enhancements or upgrades of such systems, or due to cyber incidents) could adversely affect our ability to provide services, fulfill contractual obligations, file reports with the SEC in a timely manner, operate our business or otherwise affect our controls environment. If our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC, or other regulatory authorities. Any of these events could have an adverse effect on our operating results and financial condition.

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

At December 31, 2022, we had approximately $449.1 million, $321.1 million and $10.8 million of NOL carryforwards for federal, state and foreign purposes, respectively. Federal NOL carryforwards incurred prior to 2018 begin to expire in 2024, while federal NOL carryforwards of $241.1 million will not expire but can only be used to offset 80 percent of future taxable income. State and foreign NOL carryforwards begin to expire in 2023. At December 31, 2022, we had federal and state R&D credit carryforwards of approximately $40.4 million and $22.3 million, respectively. Federal and $4.3 million of state credits begin to expire in 2023, while $18.0 million of state credits carry forward indefinitely. We continue to provide a valuation allowance against a portion of these tax attributes because we believe that uncertainty exists with respect to their future realization. Utilization of these tax attributes may be subject to annual limitations under IRC Sections 382 and 383 if the Company experiences an ownership change. To the extent available, we intend to use these NOL and credit carryforwards to offset future taxable income and/or income tax liabilities associated with our operations. There can be no assurance that we will generate sufficient taxable income in the carryforward period to utilize the remaining tax attributes before they expire.

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

Our medical devices, drugs, drug/device combination products and other products are subject to extensive government regulation in the U.S. by the FDA, state regulatory authorities and foreign regulatory authorities in the countries in which we conduct business. These regulations relate to, among other things, R&D, labeling, advertising, promotion, pricing and discounts, recordkeeping, reporting, import and export, post-approval studies and the sale and distribution of our products. See Item 1, Business, “Government Regulation – U.S. Regulation & Reimbursement” and “International Regulation & Reimbursement” contained in our Annual Report on Form 10-K filed with the SEC on February 24, 2023 (the Annual Report) for additional information. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, which may include, among other things, warning letters, fines, injunctions, recalls, refusals to grant or delays in granting requests, civil fines and penalties, operating restrictions, withdrawal of approvals and even criminal prosecution.

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

As part of the regulatory application and approval process, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facilities to ensure compliance with the FDA’s Quality System Regulation (QSR) for medical devices or current Good Manufacturing Practice (cGMP) regulations for drug and combination products, such as our iDose TR product, which is not yet approved by the FDA. If our facilities, or those of our third-party manufacturers or suppliers, fail to meet the QSR or cGMP regulations, as applicable, or other standards required by the FDA, we could experience a delay in obtaining the necessary regulatory clearances or approvals to commercialize our pipeline products, which could have a material adverse effect on our business and financial condition and results.

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

We are subject to healthcare fraud and abuse, anti-kickback, false claims and transparency laws and regulations, among others, which are enforced by federal, state and international governments with respect to our marketing, training, customer arrangements, discount, rebate and pricing programs, product bundling, financial arrangements with physicians, patient assistance programs, reimbursement support services, and other practices. See Item 1, Business, “Government Regulation – U.S. Regulation & Reimbursement” and “International Regulation & Reimbursement” contained in our Annual Report for additional information about the laws and regulations which apply to us. The U.S. Department of Justice has increased its scrutiny of interactions between manufacturers and healthcare providers, as well as various patient, product and reimbursement support programs and speaker bureaus, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Although we try to structure our arrangements within available safe harbors whenever possible, we may nevertheless become subject to government scrutiny or investigation. Violations may result in civil monetary penalties, criminal penalties, and exclusion from participation in government healthcare programs, including Medicare and Medicaid, all of which would have an adverse effect on our business.

We are subject to compliance with various laws and regulations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions, which generally prohibit companies and their agents from making bribes or other improper payments to officials for the purpose of obtaining or retaining business. We are also subject to limitations on trade with persons in sanctioned countries. Our sales in international markets increase the inherent risks of encountering such issues. While our employees, distributors and agents are required to comply with these laws and regulations, no assurance can be given that our training efforts and internal policies and procedures will prevent violations of these laws. Any actual or alleged violations of these laws and regulations could subject us to government investigations, criminal sanctions, severe fines and penalties that could have a material adverse impact on our reputation, financial condition, results of operations and cash flows.

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

In May 2017, the EU adopted Medical Devices Regulation 2017/745 (MDR), which repealed and replaced the Medical Device Directive (MDD). MDR went into effect in May 2021, and provides for stricter controls of medical devices than did MDD. Under provisions that govern the transition from MDD to MDR, medical devices with notified body certificates issued under the MDD prior to May 2021 may continue to be marketed and sold as long as those certificates are valid (up to a maximum of five years from the date of issue) or until May 2024 at the latest, although Regulation (EU) 2023/607 recently extended that deadline through 2028 for qualifying products. After the expiration of any applicable transitional period, only devices that have been CE marked under MDR may be placed on the market in the EU. Our failure, or the failure of our contract manufacturers, to obtain CE marks for all of our products under MDR on a timely basis, or to comply with MDR, could restrict our ability to sell our products in the EU or other parts of the world, which would have a material adverse effect on our business and financial results. Additionally, the U.K.’s withdrawal from the EU and the end of the mutual recognition and related trade facilitating effects for medical devices between the EU and Switzerland in May 2021 have added certain costs and complexities to the shipment and sales of our products in those countries.

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

Additionally, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which is designed to, among other things, have a direct impact on drug prices and reduce drug spending by the federal government. The Inflation Reduction Act requires drug manufacturers to pay rebates to Medicare if they increase prices faster than inflation for certain drugs used by Medicare beneficiaries. The expansion of inflation-based rebates may complicate our pricing strategies. Moreover, as a condition of participating in, and having products covered under, certain federal healthcare programs such as Medicare and Medicaid, we may become subject to federal laws and regulations that require pharmaceutical manufacturers to calculate and report certain pricing metrics to the government and comply with certain pricing, discount and rebate policies, including the Best Price under the Medicaid Drug Rebate Program and the 340B Ceiling Price under the 340B Drug Pricing Program, and with respect to Medicaid, pay statutory rebates on utilization of manufacturers’ products by Medicaid beneficiaries. These and other similar legislation or regulations could have the effect of significantly reducing the prices we can charge and reimbursement we receive for our products subject to that act, and compliance with these laws and programs may require significant resources, thereby reducing our revenues and profitability.

If we cannot sell our products profitably, whether due to our own inability to comply with, or the inability of other economic operators in our supply chain to qualify under, any legislative reform or pricing programs, our business would be harmed. In addition, any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products.

Inadequate or inconsistent reimbursement for our products may adversely impact our business.

Our ability to successfully commercialize and achieve market acceptance of our products and compete against other therapies designed to address the same disease states depends in significant part on adequate financial coverage and reimbursement from third party payors, including governmental payors (such as the Medicare and Medicaid programs in the U.S.), managed care organizations and private health insurers. See Item 1, Business, “Government Regulation – U.S. Regulation & Reimbursement” and “International Regulation & Reimbursement” contained in our Annual Report for additional information. Payors continually review the clinical evidence for new therapies and can change their coverage policies without notice or deny payment if the product was not used in accordance with the payor’s coverage policy. Therefore, coverage for our products can differ significantly from payor to payor. In addition, payors continually review new therapies for possible coverage and can, without notice, deny coverage for these products and procedures. As a result, the coverage determination process is often time-consuming and costly and requires us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage will be obtained or will be maintained once it is obtained.

In addition to uncertainties surrounding coverage policies, there are uncertainties regarding appropriate reimbursement for the procedures associated with our new products like iAccess, a precision blade, iPRIME, a viscoelastic delivery system, and iStent infinite as well as sporadic volatility in reimbursement levels of existing products, including our Photrexa therapy. The demand for, and the profitability of, our products could be materially harmed if the Medicaid program, Medicare program, other healthcare programs in the U.S. or elsewhere, or third party commercial payors in the U.S. or elsewhere, deny reimbursement for our products, limit the indications for which our products will be reimbursed, are unclear on appropriate reimbursement codes or provide reimbursement only on unfavorable terms. MACs have in the past, and may in the future, change coverage terms, which could result in inadequate reimbursement and impact the use of our products. Also, when procedures associated with our products transition from temporary CPT Category III codes to permanent CPT Category I codes, the physician and facility reimbursement levels associated with the procedures using these products could be decreased, such as the decreased payment rates for procedures using our iStent-related products, in conjunction with cataract surgery, established by CMS for 2022 and 2023, as discussed earlier in these Risk Factors under the heading “Risks Related to Our Business.” Even when a permanent billing code has been assigned to a product, there is no guarantee that coverage will be provided. If we are unable to maintain our existing codes or obtain new permanent codes for procedures using our products, use existing codes for new products or obtain new reimbursement codes for our other products in development, we may be subject to significant pricing pressure, which could harm our business, results of operations, financial condition and prospects. In the foreign markets in which we operate, different pricing and reimbursement systems, which could result in lower reimbursement, could harm our ability to operate our business.

We cannot predict to what extent current global economic conditions may disrupt healthcare systems and access to our products or result in a widespread loss of individual health insurance coverage due to unemployment, a shift from commercial payor coverage to government payor coverage, or an increase in demand for patient assistance or free drug programs, any of which could adversely affect our net revenue. In addition, payers consistently engage in cost containment efforts, which could result in decreased reimbursement levels for prescription drugs and the imposition of prior authorization for the use of our products. We cannot predict actions that third party payors may take, including limiting access to or the level of reimbursement for our products or refusal to provide any approvals or coverage.

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

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	8-K	1-37463	3.1	06/30/2015
3.2	Amended and Restated Bylaws of the Registrant	8-K	1-37463	3.1	12/21/2022

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed Herewith.

** Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on May 4, 2023.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chairman and Chief Executive Officer (Principal Executive Officer; Duly Authorized Officer)

By:	/s/ ALEX R. THURMAN
Alex R. Thurman
Senior Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)