Form 10-Q
period 2023-06-30
GLAUKOS Corp
filed 2023-08-02
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 31, 2023, there were 48,649,562 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2023

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,812	$119,525
Short-term investments	208,995	233,170
Accounts receivable, net	39,252	36,073
Inventory	39,447	37,841
Prepaid expenses and other current assets	18,754	17,250
Total current assets	401,260	443,859
Restricted cash	5,856	7,078
Property and equipment, net	102,674	94,403
Operating lease right-of-use assets	27,726	25,826
Finance lease right-of-use asset	45,391	46,601
Intangible assets, net	295,412	307,869
Goodwill	66,134	66,134
Deposits and other assets	12,287	10,613
Total assets	$956,740	$1,002,383

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,564	$14,403
Accrued liabilities	55,322	57,956
Total current liabilities	63,886	72,359
Convertible senior notes	282,087	281,400
Operating lease liability	30,770	28,905
Finance lease liability	71,023	72,172
Deferred tax liability, net	7,258	7,264
Other liabilities	12,905	10,278
Total liabilities	467,929	472,378

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 48,413 and 47,782 shares issued and 48,385 and 47,754 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	48	48
Additional paid-in capital	1,021,126	997,470
Accumulated other comprehensive loss	(387)	(2,975)
Accumulated deficit	(531,844)	(464,406)
Less treasury stock (28 shares as of June 30, 2023 and December 31, 2022)	(132)	(132)
Total stockholders' equity	488,811	530,005
Total liabilities and stockholders' equity	$956,740	$1,002,383

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$80,399	$72,685	$154,298	$140,366
Cost of sales	20,103	17,833	38,174	34,896
Gross profit	60,296	54,852	116,124	105,470
Operating expenses:
Selling, general and administrative	53,137	49,900	106,787	93,849
Research and development	33,234	31,712	68,405	58,589
Acquired in-process research and development	3,000	10,000	3,000	10,000
Litigation-related settlement	-	-	-	(30,000)
Total operating expenses	89,371	91,612	178,192	132,438
Loss from operations	(29,075)	(36,760)	(62,068)	(26,968)
Non-operating expense:
Interest income	1,894	384	3,542	671
Interest expense	(3,399)	(3,414)	(6,807)	(6,830)
Other expense, net	(1,797)	(5,851)	(1,269)	(6,811)
Total non-operating expense	(3,302)	(8,881)	(4,534)	(12,970)
Loss before taxes	(32,377)	(45,641)	(66,602)	(39,938)
Income tax provision (benefit)	435	(105)	836	221
Net loss	$(32,812)	$(45,536)	$(67,438)	$(40,159)
Basic and diluted net loss per share	$(0.68)	$(0.96)	$(1.40)	$(0.85)
Weighted average shares used to compute basic and diluted net loss per share	48,281	47,356	48,082	47,205

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(32,812)	$(45,536)	$(67,438)	$(40,159)
Other comprehensive income (loss):
Foreign currency translation gain	364	666	261	1,158
Unrealized income (loss) on short-term investments	574	(994)	2,327	(4,888)
Other comprehensive income (loss):	938	(328)	2,588	(3,730)
Total comprehensive loss	$(31,874)	$(45,864)	$(64,850)	$(43,889)

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	loss	deficit	Shares	Amount	equity
Balance at December 31, 2022	47,782	$48	$997,470	$(2,975)	$(464,406)	(28)	$(132)	$530,005
Common stock issued under stock plans, net	187	—	1,301	—	—	—	—	1,301
Stock-based compensation	—	—	10,184	—	—	—	—	10,184
Other comprehensive income	—	—	—	1,650	—	—	—	1,650
Net loss	—	—	—	—	(34,626)	—	—	(34,626)
Balance at March 31, 2023	47,969	$48	$1,008,955	$(1,325)	$(499,032)	(28)	$(132)	$508,514
Common stock issued under stock plans, net	444	—	(702)	—	—	—	—	(702)
Acquired in-process R&D acquired through the issuance of common stock			3,000	—	—	—	—	3,000
Stock-based compensation	—	—	9,873	—	—	—	—	9,873
Other comprehensive income	—	—	—	938	—	—	—	938
Net loss	—	—	—	—	(32,812)	—	—	(32,812)
Balance at June 30, 2023	48,413	$48	$1,021,126	$(387)	$(531,844)	(28)	$(132)	$488,811

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	(loss) income	deficit	Shares	Amount	equity
Balance at December 31, 2021	46,993	$47	$952,432	$15	$(365,211)	(28)	$(132)	$587,151
Common stock issued under stock plans, net	124	—	1,515	—	—	—	—	1,515
Stock-based compensation	—	—	6,923	—	—	—	—	6,923
Other comprehensive loss	—	—	—	(3,402)	—	—	—	(3,402)
Net income	—	—	—	—	5,377	—	—	5,377
Balance at March 31, 2022	47,117	$47	$960,870	$(3,387)	$(359,834)	(28)	$(132)	$597,564
Common stock issued under stock plans, net	331	1	237	—	—	—	—	238
Stock-based compensation	—	—	10,539	—	—	—	—	10,539
Other comprehensive loss	—	—	—	(328)	—	—	—	(328)
Net loss	—	—	—	—	(45,536)	—	—	(45,536)
Balance at June 30, 2022	47,448	$48	$971,646	$(3,715)	$(405,370)	(28)	$(132)	$562,477

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net loss	$(67,438)	$(40,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,229	3,044
Amortization of intangible assets	12,456	12,456
Noncash lease expense	2,181	2,296
Amortization of debt issuance costs	687	687
Deferred income tax benefit	(6)	(12)
Gain on disposal of fixed assets	-	(35)
Stock-based compensation	20,057	17,462
Unrealized foreign currency losses	97	2,269
Amortization of premium on short-term investments	(342)	442
Other liabilities	2,353	(45)
Acquired in-process R&D acquired through the issuance of common stock	3,000	-
Changes in operating assets and liabilities:
Accounts receivable, net	(3,100)	(3,296)
Inventory	(2,283)	(5,151)
Prepaid expenses and other current assets	(1,468)	(602)
Accounts payable and accrued liabilities	(9,525)	8,367
Other assets	177	(155)
Net cash used in operating activities	(38,925)	(2,432)
Investing activities
Purchases of short-term investments	(170,070)	(36,938)
Proceeds from sales and maturities of short-term investments	196,913	56,748
Purchases of property and equipment	(12,674)	(16,005)
Proceeds from disposal of property and equipment	-	96
Investment in company-owned life insurance	(2,050)	(168)
Net cash provided by investing activities	12,119	3,733
Financing activities
Proceeds from exercise of stock options	2,314	1,921
Proceeds from share purchases under Employee Stock Purchase Plan	2,163	1,785
Payment of employee taxes related to vested restricted stock units	(3,878)	(1,954)
Principal paid on finance lease	(327)	(236)
Net cash provided by financing activities	272	1,516
Effect of exchange rate changes on cash and cash equivalents	599	(1,260)
Net (decrease) increase in cash, cash equivalents and restricted cash	(25,935)	1,557
Cash, cash equivalents and restricted cash at beginning of period	126,603	110,124
Cash, cash equivalents and restricted cash at end of period	$100,668	$111,681
Supplemental disclosures of cash flow information
Taxes paid, net of refunds	$780	$240
Interest paid on convertible senior notes	$3,953	$3,953
Other interest paid	$2,161	$2,191
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$3,080	$3,310

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

As permitted under those rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments necessary for the fair presentation of the Company’s financial information contained herein. All such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements. These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2022, which are contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on February 24, 2023. The Company’s results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period.

Recent developments

During the three months ended June 30, 2023, the Company issued $3.0 million of its common stock in connection with the acquisition of intellectual property rights regarding certain formulations and methods for treating an ophthalmic disorder, including all related patents and patent applications, technology and know-how. The Company accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business. The Company may have ongoing milestone payments based on achieving certain clinical and regulatory milestones depending on the success of the development and approval of the proprietary technologies. Additionally, if these proprietary technologies are commercialized, the Company may also have royalty payment and commercial milestone obligations that are determined based upon annual net sales thresholds. The Company does not have any accrued liabilities related to this transaction as of June 30, 2023.

Note 2.  Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the three and six months ended June 30, 2023, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023.

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

The Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 reflect the Company’s estimates of the impact of the macroeconomic environment, including the impact of inflation, higher interest rates and foreign exchange rate fluctuations. The duration and scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition is uncertain.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that equate to the amount reported in the condensed consolidated statements of cash flows as of the beginning and end of the three months ended June 30, 2023 (in thousands):

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$94,812	$119,525
Restricted cash	5,856	7,078
Cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$100,668	$126,603

The Company’s cash and cash equivalents include cash in readily available checking and money market accounts, as well as certificates of deposit. The Company maintains balances of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Note 3.  Balance Sheet Details

Short-term Investments

Short-term investments consisted of the following (in thousands):

	At June 30, 2023
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	less than 3	$56,996	$-	(1,043)	$55,953
U.S. treasury securities	less than 2	100,759	10	(263)	100,506
Bank certificates of deposit	less than 2	5,000	-	(7)	4,993
Corporate notes	less than 3	26,285	9	(563)	25,731
Asset-backed securities	less than 2	11,669	-	(255)	11,414
Municipal bonds	less than 3	10,515	-	(117)	10,398
Total		$211,224	$19	$(2,248)	$208,995

	At December 31, 2022
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	less than 3	$88,478	$-	$(2,413)	$86,065
U.S. treasury securities	less than 1	52,991	-	(384)	52,607
Bank certificates of deposit	less than 1	17,500	3	(11)	17,492
Corporate notes	less than 3	41,464	-	(978)	40,486
Asset-backed securities	less than 2	21,656	-	(360)	21,296
Municipal bonds	less than 3	15,635	-	(411)	15,224
Total		$237,724	$3	$(4,557)	$233,170

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

The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest expense in the consolidated statements of operations through an allowance for credit losses. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss. Unrealized losses on available-for-sale debt securities as of June 30, 2023 and December 31, 2022 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Further, the Company does not intend to sell these investments prior to maturity and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not record an allowance for credit losses with respect to these investments as of June 30, 2023 and December 31, 2022.

Accounts Receivable, Net

Accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accounts receivable	$40,787	$37,323
Allowance for credit losses	(1,535)	(1,250)
	$39,252	$36,073

The Company’s allowance for credit losses represents management’s estimate of current expected credit losses related to customer receivables. There were immaterial bad-debt write offs charged during the three and six months ended June 30, 2023.

Additionally, no customers accounted for more than 10% of net accounts receivable as of June 30, 2023 or December 31, 2022.

Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Finished goods	$15,776	$13,742
Work in process	10,611	10,495
Raw material	13,060	13,604
	$39,447	$37,841

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued bonuses	$9,842	$17,219
Accrued vacation benefits	5,086	4,475
Accrued Employee Stock Purchase Plan liability	4,059	2,329
Other accrued liabilities	36,335	33,933
	$55,322	$57,956

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		At June 30, 2023
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds (i)	$27,098	$27,098	$-	$-
Available for sale securities:
U.S. government agency bonds (ii)	$55,953	$-	$55,953	$-
U.S. treasury securities (ii)(iii)	111,362	-	111,362	-
Bank certificates of deposit (ii)	4,993	-	4,993	-
Corporate notes (ii)	25,731	-	25,731	-
Asset-backed securities (ii)	11,414	-	11,414	-
Municipal bonds (ii)	10,398	-	10,398	-
Investments held for deferred compensation plans (iv)	10,487	-	10,487	-
Total Assets	$257,436	$27,098	$230,338	$-
Liabilities
Deferred compensation plans (v)	$10,368	$-	$10,368	$-
Total Liabilities	$10,368	$-	$10,368	$-

(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)	One U.S. treasury security totaling $10,856 (in thousands) is included in cash and equivalents on the condensed consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the condensed consolidated balance sheets.
(iv)	Included in deposits and other assets on the condensed consolidated balance sheets.
(v)	Included in other liabilities on the condensed consolidated balance sheets.

		At December 31, 2022
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets

Cash equivalents:
Money market funds (i)	$53,106	$53,106	$-	$-
Available for sale securities:
U.S. government agency bonds (ii)	$86,065	$-	$86,065	$-
U.S. treasury securities (ii)	52,607	-	52,607	-
Bank certificates of deposit (ii)	17,492	-	17,492	-
Corporate notes (ii)	40,486	-	40,486	-
Asset-backed securities (ii)	21,296	-	21,296	-
Municipal bonds (ii)	15,224	-	15,224	-
Investments held for deferred compensation plans (iii)	8,419	-	8,419	-
Total Assets	$294,695	$53,106	$241,589	$-
Liabilities
Deferred compensation plans (iv)	$8,178	$-	$8,178	$-
Total Liabilities	$8,178	$-	$8,178	$-
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)	Included in deposits and other assets on the condensed consolidated balance sheets.
(iv)	Included in other liabilities on the condensed consolidated balance sheets.

Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

U.S. government agency bonds, U.S. treasury securities, bank certificates of deposit, municipal bonds, corporate notes and asset-backed securities are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date. Pursuant to the Company’s deferred compensation plan (the Deferred Compensation Plan), the Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust and Deferred Compensation Plan liability consist of company-owned life insurance policies (COLIs) and the pricing on these investments can be independently evaluated. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.

There were no transfers between levels within the fair value hierarchy during the periods presented.

The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of June 30, 2023 and December 31, 2022.

Convertible Senior Notes

As of June 30, 2023 and December 31, 2022, the fair value of the Company’s 2.75% convertible notes due 2027 (Convertible Notes) was $438.1 million and $331.9 million, respectively. The fair value was determined on the basis of the market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 9, Convertible Senior Notes for additional information.

Note 5.   Leases

The Company has operating and finance leases for facilities and certain equipment. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

The Company’s leases have non-cancelable lease terms of approximately one year to thirteen years, some of which include options to extend the leases for up to ten years. The exercise of lease renewal options is at the Company’s sole discretion. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for common area maintenance, landlord incentives and/or inflation.

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

The Company also leases two office suites and two adjacent facilities located in San Clemente, California and a facility in Burlington, Massachusetts. The total leased square footage of the San Clemente facilities equals approximately 113,000 and the leases expire on May 31, 2030. Each San Clemente lease contains an option to extend the lease for one additional five-year period at market rates. The total leased square footage of the Burlington facility is approximately 60,000 square feet, and the lease expires on July 31, 2033. The Burlington facility lease contains an option to extend the lease for one additional five-year period at market rates.

The Company terminated its lease in Waltham, Massachusetts pursuant to a termination agreement during the first quarter of 2022.

The Company’s remaining U.S.-based and foreign subsidiaries’ leased office space totals less than 14,000 square feet.

The following table presents the maturity of the Company’s operating and finance lease liabilities within the condensed consolidated balance sheets:

Maturity of Lease Liabilities	Operating	Finance
(in thousands)	Leases (a)	Leases (b)
Remainder of 2023	$1,930	$2,535
2024	3,547	5,184
2025	3,684	5,340
2026	3,720	5,500
2027	3,832	5,665
2028	3,928	5,835
Thereafter	32,560	96,055
Total lease payments	$53,201	$126,114
Less: imputed interest	21,180	54,270
Total lease liabilities	$32,021	$71,844
(a)	Operating lease payments include $22.6 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Finance lease payments include $75.8 million related to options to extend lease terms that are reasonably certain of being exercised.

Note 6.   Intangible Assets and Goodwill

Intangible assets

For the three months ended June 30, 2023 and June 30, 2022, amortization expense related to the Company’s finite-lived intangible assets recorded in cost of sales and selling, general and administrative expenses in the condensed consolidated statements of operations was approximately $5.5 million and $0.7 million, respectively and for the six months ended June 30, 2023 and June 30, 2022, amortization expense related to the Company’s finite-lived intangible assets recorded in cost of sales and selling, general and administrative expenses in the condensed consolidated statements of operations was approximately $11.0 million and $1.4 million, respectively.

The Company evaluated its indefinite-lived intangible assets for impairment utilizing the methodology pursuant to the adoption of ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) and concluded there were no indicators of impairment as of June 30, 2023.

Goodwill

The assessment of goodwill by reporting unit is performed annually, in the fourth quarter, or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. The Company considered the current and expected future economic and market conditions and its impact on the Company’s reporting unit. Based on interim assessments, the Company did not identify any “triggering” events which would indicate an impairment of goodwill is more likely than not as of June 30, 2023.

The following table presents the composition of the Company’s intangible assets and goodwill (in thousands):

	Weighted-	As of June 30, 2023			As of December 31, 2022
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed technology	11.4	$252,200	(79,624)	172,576	252,200	(68,577)	183,623
Customer relationships	5.0	14,100	(10,164)	3,936	14,100	(8,754)	5,346
Intangible assets subject to amortization		266,300	(89,788)	176,512	266,300	(77,331)	188,969

In-process research and development	Indefinite	$118,900	-	118,900	118,900	-	118,900

Total		$385,200	$(89,788)	$295,412	$385,200	$(77,331)	$307,869

Goodwill	Indefinite	$66,134	-	66,134	66,134	-	66,134

As of June 30, 2023, expected amortization expense for unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Remainder of 2023	$12,456
2024	24,618
2025	22,092
2026	22,092
2027	22,081
Thereafter	73,173
Total amortization	$176,512

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

Revenue is recognized at an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services, and substantially all of the Company’s net sales for the three and six months ended June 30, 2023 are considered revenue from contracts with customers.

Disaggregation of Revenue

The Company’s revenues disaggregated by product category and geography for the three and six months ended June 30, 2023 and June 30, 2022 were as follows (in thousands):

	Three Months Ended
	June 30,
	United States		International		Total
	2023	2022	2023	2022	2023	2022

Glaucoma	$39,599	$38,199	$22,305	$17,867	$61,904	$56,066
Corneal Health	16,308	14,034	2,187	2,585	18,495	16,619
Total	$55,907	$52,233	$24,492	$20,452	$80,399	$72,685

	Six Months Ended
	June 30,
	United States		International		Total
	2023	2022	2023	2022	2023	2022

Glaucoma	$74,705	$72,098	$43,423	$35,515	$118,128	$107,613
Corneal Health	30,889	27,651	5,281	5,102	36,170	32,753
Total	$105,594	$99,749	$48,704	$40,617	$154,298	$140,366

Contract Balances

Contract Assets

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days for glaucoma and corneal health products, though extended payment terms on corneal health products may be offered. However, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of June 30, 2023 and December 31, 2022, substantially all amounts included in accounts receivable, net on the condensed consolidated balance sheets are related to contracts with customers.

Aside from the aforementioned contract assets, the Company does not have any contract assets given that the Company does not have any unbilled receivables and sales commissions on products are expensed within selling, general and administrative expenses within the condensed consolidated statements of operations when incurred as any incremental cost of obtaining contracts with customers would have an amortization period of less than one year.

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

During the three and six months ended June 30, 2023 and June 30, 2022, the Company did not recognize any revenue related to material changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

The Company’s net sales within a fiscal year may be impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year. The Company experienced some continuing disruptions to its seasonal patterns in 2022 due to the COVID-19 pandemic. The Company’s revenue patterns were also disrupted in 2022 and the first two quarters of 2023 as a result of the reimbursement cuts enacted by the U.S. Centers for Medicare & Medicaid Services that were effective January 1, 2022.

Note 8.  Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. For periods when the Company realizes a net loss, no common stock equivalents are included in the calculation of weighted average number of dilutive common stock equivalents as the effect of applying the treasury stock method is considered anti-dilutive. For periods when the Company realizes net income, diluted net income per share is calculated by dividing the net income by the weighted average number of common shares plus the sum of the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method. Common stock equivalents are comprised of stock options outstanding and unvested restricted stock units (RSUs) under the Company’s incentive compensation plans and shares issuable under the Company’s Employee Stock Purchase Plan (ESPP). Due to the Company’s net loss position, basic and diluted net loss per share for each of the three and six months ending June 30, 2023 and June 30, 2022 are the same.

The following potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares, in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Convertible senior notes	5,125	5,125	5,125	5,125
Stock options outstanding	2,559	2,483	2,552	2,371
Unvested restricted stock units	816	1,186	850	1,026
Employee stock purchase plan	39	18	33	23
	8,539	8,812	8,560	8,545

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

The Convertible Notes may be converted at the option of the holders at any time prior to the close of business on the business day immediately preceding March 15, 2027, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period immediately after any ten consecutive trading day period (the Measurement Period) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate in effect on each such trading day; (3) with respect to any Convertible Notes the Company calls for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date, even if the Convertible Notes are not otherwise convertible at such time; or (4) upon the occurrence of specified corporate events. On or after March 15, 2027, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture. As of June 30, 2023, none of the conditions allowing holders of the Convertible Notes to convert had been met.

Interest expense relating to the Convertible Notes in the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and June 30, 2022 is summarized as follows (in thousands):

	Three months ended
	June 30,
	2023	2022
Contractual interest expense	$1,977	$1,977
Amortization of debt issuance costs	343	343
Total interest expense	$2,320	$2,320

	Six months ended
	June 30,
	2023	2022
Contractual interest expense	$3,953	$3,953
Amortization of debt issuance costs	687	687
Total interest expense	$4,640	$4,640

The effective interest rate on the Convertible Notes for the three and six months ended June 30, 2023 and June 30, 2022 was 3.2%.

As of June 30, 2023 and December 31, 2022, the Convertible Notes on the condensed consolidated balance sheets represented the carrying amount of the Convertible Notes, net of unamortized debt issuance costs, which are summarized as follows (in thousands):

	As of	As of
	June 30,	December 31,
	2023	2022
Convertible Notes	$287,500	$287,500
Less: Unamortized debt issuance costs	(5,413)	(6,100)
Carrying amount of Convertible Notes	$282,087	$281,400

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

The capped call transactions are separate transactions that the Company entered into with the Option Counterparties, are not part of the terms of the Convertible Notes and will not change the holders’ rights under the Convertible Notes. As the capped call transactions meet certain accounting criteria, the cost of the capped call transactions of $35.7 million was recorded as a reduction in additional paid-in capital in the consolidated balance sheets and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of June 30, 2023, the Company had not purchased any shares under the capped call transactions.

Note 10.  Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation related to stock options and RSUs in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of sales	$580	$520	$988	$927
Selling, general and administrative	6,156	7,570	13,066	12,256
Research and development	3,137	2,449	6,003	4,279
Total	$9,873	$10,539	$20,057	$17,462

At June 30, 2023, the total unamortized stock-based compensation expense was approximately $85.8 million, of which $10.8 million and $75.0 million was attributable to stock options and RSUs, respectively. The Company currently issues its annual stock option and RSU grants to eligible employees during the second quarter of each year.

Of the $10.8 million related to stock options, $10.6 million is attributable to time-based stock options and will be recognized over the time-based stock options’ remaining vesting terms of approximately 4.0 years (2.5 years on a weighted average basis). The remaining $0.2 million is attributable to performance-based options and will be recognized over the performance-based stock options’ remaining vesting terms of less than one year (0.6 years on a weighted average basis).

Of the $75.0 million related to RSUs, $74.8 million is attributable to time-based RSUs and will be recognized over the RSUs’ vesting terms of approximately 4.0 years (2.9 years on a weighted-average basis). The remaining $0.2 million is attributable to performance-based RSUs and will be recognized over the performance-based RSUs’ remaining vesting terms of less than one year (0.4 years on a weighted average basis).

The total stock-based compensation cost capitalized in inventory was not material for the three or six month periods ended June 30, 2023 and June 30, 2022.

Note 11.  Income Taxes

The provision for income taxes is determined using an effective tax rate. For the three and six months ended June 30, 2023, the Company’s estimated effective tax rate of (1.34)% and (1.25)% were lower than the U.S. federal statutory rate primarily due to the generation of U.S. net operating loss (NOL) and R&D tax credit carryforwards which are partially offset by a valuation allowance, as well as state and foreign income taxes. The effective tax rate may be subject to fluctuations during the year as new information is obtained that may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of NOL carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, expansion of the Company’s taxable presence in domestic and foreign markets, and the amount of valuation allowances against deferred tax assets. For the three and six months ended June 30, 2023, the Company recorded a provision for income taxes of $0.4 million and $0.8 million, respectively, which was primarily comprised of state and foreign income tax expense. For the three and six months ended June 30, 2022, the Company recorded a (benefit)/provision for income taxes of $(0.1) million and $0.2 million, respectively, which was primarily comprised of state and foreign income tax expense and federal and state income tax benefits, respectively.

Additionally, the Company follows an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. As of June 30, 2023 and December 31, 2022, the Company had gross unrecognized tax benefits of $30.9 million and $29.0 million, respectively.

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

Beginning in 2022, the Tax Cut and Jobs Act of 2017 requires taxpayers to capitalize and amortize R&D expenditures over five years for domestic research and 15 years for foreign research, pursuant to Section 174 of the Internal Revenue Code of 1986, as amended (IRC). There was no material impact to the Company’s provision for income taxes for the three and six months ended June 30, 2023 as a result of the capitalization.

Note 12.  Commitments and Contingencies

Secured Letters of Credit

The Company has a letter of credit that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account of approximately $5.6 million as of June 30, 2023 and approximately $6.8 million as of December 31, 2022, respectively. Beginning as of the first day of the thirty-seventh month of the lease term (which occurred during 2022), and on each twelve-month anniversary thereafter, the letter of credit may be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

The Company has one other irrevocable standby letter of credit secured with approximately $0.2 million of cash in a restricted account as of June 30, 2023 and December 31, 2022.

Executive Deferred Compensation Plan

Pursuant to the Company’s Deferred Compensation Plan, eligible senior level employees are permitted to make elective deferrals of compensation to which he or she will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of COLIs. The fair value of the Deferred Compensation Plan liability, included in other liabilities on the condensed consolidated balance sheets, was approximately $10.4 million and $8.2 million as of June 30, 2023 and December 31, 2022, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the condensed consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $10.5 million and $8.4 million as of June 30, 2023 and December 31, 2022, respectively.

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

Note 14. Subsequent Events

On July 17, 2023, the Company entered into a Collaboration and Marketing Agreement with Radius XR, Inc., pursuant to which the Company will become the exclusive sales agent to market, promote and solicit orders for the Radius XR™ wearable patient engagement and diagnostic system within the United States.

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

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act) All statements other than statements of historical or current facts included in this report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: "may," "will," "could," "would," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "project," "potential," "continue," "ongoing" or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Any statements in this Quarterly Report on Form 10-Q regarding future operations, expected operating results and financial performance, the Company’s strategy for growth, product development activities, regulatory approvals, including timing and likelihood of success, market position and expenditures are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions based on the information currently available to management. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these forward-looking statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.

You are urged to carefully review the disclosures we make concerning the risks we face and other factors that may affect the outcome of our forward-looking statements and our business and operating results, including the risks set forth in the "Risk Factors" section of this report, which includes a discussion of important factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate, and actual results may differ materially from those expressed or implied by the forward-looking statements. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. You are therefore cautioned not to place undue reliance on the forward-looking statements included in this report, which speak only as of the date of this document. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We are an ophthalmic medical technology and pharmaceutical company focused on developing novel therapies for the treatment of glaucoma, corneal disorders, and retinal disease. We first developed Micro-Invasive Glaucoma Surgery (MIGS) as an alternative to the traditional glaucoma treatment paradigm, launching our first MIGS device commercially in 2012. We also offer commercially a proprietary bio-activated pharmaceutical therapy for the treatment of a rare corneal disorder, keratoconus, that was approved by the United States (U.S.) Food and Drug Administration (FDA) in 2016. We are developing a portfolio of platforms to support ongoing pharmaceutical and medical device innovations. Products or product candidates for each of these platforms are designed to advance the standard of care through better treatment options across the areas of glaucoma; corneal disorders such as keratoconus, dry eye and refractive vision correction; and retinal diseases such as neovascular age-related macular degeneration, diabetic macular edema, and retinal vein occlusion.

Impact of the Current Global Economic Environment

During the last twelve months, global and regional economies, the markets we serve and financial markets have experienced significant volatility including inflation, supply shortages or delays, geopolitical developments, changes in supply and demand, labor shortages and turnover, natural disasters, higher energy costs, health epidemics or pandemics, foreign exchange rate fluctuations, governmental actions such as mandatory shutdowns, and other conditions which have led to disruptions in commerce and pricing stability. The duration and scope of these conditions cannot be predicted, and therefore, it is uncertain what long-term impacts these economic pressures may have on our business.

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

Financial Overview

The most important financial indicators that we use to assess our business are net sales, gross margin, operating expenses, and cash on hand.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Net sales	$80,399	$72,685	$154,298	$140,366
Gross margin	75%	75%	75%	75%
Operating expenses	$89,371	$91,612	$178,192	$132,438

	June 30,	December 31,
	2023	2022
Cash, cash equivalents, short-term investments and restricted cash	$309,663	$359,773

We incurred net losses for the three and six months ended June 30, 2023 of $32.8 million and $67.4 million, respectively and incurred net losses of $45.5 million and $40.2 million for the three and six months ended June 30, 2022 respectively. As of June 30, 2023, we had an accumulated deficit of $531.8 million. Please see Results of Operations and Liquidity and Capital Resources below for a detailed discussion of each of the above items, including an analysis of the fluctuations in such items year-over-year.

Factors Affecting Our Performance

The U.S. Centers for Medicare & Medicaid Services (CMS) final rules for 2022 Medicare physician fee payment rates for services furnished in both the ambulatory surgery center (ASC) and hospital outpatient settings (2022 Final Rule) took effect on January 1, 2022. Compared to the reimbursement rates in effect for 2021, the 2022 Final Rule contained a significantly lower physician fee related to the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery. The CMS final rule for 2023 Medicare physician fee payment rates (2023 Final Rule) that took effect on January 1, 2023 did not materially modify the 2022 Final Rule for procedures using our iStent family of products. The significant reduction of the physician fee had a negative impact on procedural iStent family product volumes, in conjunction with cataract surgery, in 2022 and the first two quarters in 2023. We expect this negative impact will continue for the remainder of 2023, which may adversely affect our U.S. combo-cataract Glaucoma revenues, gross profit, and net loss to some level, the full extent of which is not known at this time.

On July 13, 2023, CMS published its proposed rules on 2024 Medicare physician fee and facility fee payment rates (2024 Proposed Rule). The 2024 Proposed Rule does not materially modify the 2023 Final Rule with respect to physician fee payment rates for procedures using our iStent family of products, but does contain increased facility fee rates for such procedures in both the ASC and hospital setting. These proposed CMS rates are subject to a 60-day comment period, after which finalized versions are expected to be published in the fourth quarter of 2023 with the associated final reimbursement rates effective January 1, 2024. We estimate that approximately 80% of procedures utilizing our trabecular micro-bypass technologies in the U.S. are performed in the ASC setting and the remaining estimated 20% of procedures are performed in the hospital.

In the U.S., healthcare providers use separate billing codes to report the provision of medical procedures and use of supplies to third-party payors, such as government programs or private insurance, and seek reimbursement for all or a portion of those costs. Physician fee payment rates for products covered by temporary Current Procedural Terminology codes are set by the multi-state, regional contractors, or Medicare Administrative Contractors (MACs), of which there are currently seven, that are responsible for administering Medicare claims. MACs have in the past, and may in the future, change coverage terms, and there can be no assurance that coverage and adequate reimbursement will be obtained from, or maintained by, the MACs. In June 2023, five of the seven MACs published proposed local coverage determinations (LCDs) that included reimbursement coverage of iStent infinite, and the other two MACs have taken preliminary steps to assess coverage of iStent infinite through temporary local coverage article (LCA) updates. The proposed LCDs released by the five MACs also contained additional rules that would result in certain ophthalmic goniotomy and canaloplasty procedures being categorized as investigational and therefore not covered or reimbursed by Medicare. If the proposed LCDs are ultimately adopted by these or more MACs, the associated coverage policies may have a positive impact on our iStent business but could have an adverse impact on iAccess and iPRIME product volumes, the full extent of which is not known at this time.

We expect our results of operations for the remainder of 2023 and our near-term performance to reflect continued competitive dynamics, the ongoing impact of new product launches in the U.S., such as iStent infinite, and the gradual easing of labor and supply shortages, the full effects of which are difficult to predict at this time. In addition to the foregoing factors, our operations to date have been, and we believe our future growth and success will be, impacted by the following:

●	the rate at which we expand our global sales and marketing infrastructure, and the speed at which we can continue increasing access to and awareness of our products to patients and physicians;
●	our ability to timely satisfy the requirements set by regulatory authorities for approval of new products and approved indications for use;
●	impacts or delays to our product development efforts or regulatory clearances and approvals;
●	future coverage and reimbursement rates set by CMS, MACs, third-party commercial payors and foreign regulatory authorities for the procedures using our products, and our competitors’ products, as well as uncertainty associated therewith;
●	the extent to which our customers trial competitive products;
●	our ability to maintain a competitive position in the development of new products for the treatment of chronic eye diseases, given that our industry is highly competitive and subject to rapid and profound technological, market and product-related changes;
●	the impact of publications of clinical results by us, our competitors and other third parties on whether, and the degree to which, our products are used by physicians and the procedures and treatments those physicians choose to administer to their patients;
●	the extent to which physicians who use our products do not perform ophthalmic procedures during certain times of the year, due to seasonality patterns typical for certain of our procedures, or when they are away from their practices for various reasons;
●	our ability to realize commercialized products from the licensing and distribution arrangements and other partnerships into which we have entered and will in the future enter; and
●	the impact of fluctuations in foreign currency exchange rates, as most of our sales internationally are denominated in the local currency of the country in which we sell our products.

Further, we have made and expect to continue to make significant investments in our global sales force, research and development (R&D) activities, clinical studies, marketing programs, market access activities, and general and administrative infrastructure. FDA-approved investigational device exemption (IDE) or investigational new drug (IND) studies and new product development programs in our industry are expensive. Our operating expenses have increased significantly following our acquisition of Avedro, Inc. (Avedro), and we have also incurred additional construction costs related to our new facility in Aliso Viejo, California (Aliso Facility), as well as expansions of our existing facilities in San Clemente, California and Burlington, Massachusetts.

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

While net sales may increase as we expand our global sales and marketing infrastructure and continue to increase awareness of our products by expanding our sales base and increasing our marketing and market access efforts, historically our net sales within a fiscal year have been impacted seasonally, as demand for ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year; however, we note that traditional seasonality patterns were disrupted due to COVID-19 in 2020 and 2021. In 2022, we saw the return of some seasonality patterns, however traditional U.S. revenue patterns were disrupted as a result of the CMS reimbursement cuts pursuant to the 2022 Final Rule. CMS physician fee payment rate decreases, which were effective in 2022 and are continuing into 2023, have disrupted traditional customer ordering patterns and have resulted in our customers’ trialing and utilization of competitive products, causing reduced U.S. Glaucoma sales volumes during 2022 and the first half of 2023. Our Corneal Health sales have experienced sporadic headwinds in recent years due to U.S. commercial payer volatility. We believe investments in our market access organization have been successful in reducing volatility thus far in 2023, however these investments remain early. Additionally, unfavorable foreign exchange rates in certain geographies in which we operate have negatively impacted our sales during the three and six months ended June 30, 2023 as well as throughout the majority of 2022. The effect of certain macroeconomic conditions, including higher interest rates and foreign exchange rate fluctuations, on our commercial performance may continue into future reporting periods.

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

Cost of sales has included amortization of the $252.2 million developed technology intangible assets. For each of the three months ended June 30, 2023 and June 30, 2022, the amortization expense was $5.5 million and for each of the six months ended June 30, 2023 and June 30, 2022, the amortization expense was $11.0 million.

Our future gross profit as a percentage of net sales, or gross margin, will be impacted by numerous factors including commencement of sales of products in our pipeline, or any other future products, which may have higher product costs. Our gross margin will also be affected by manufacturing or supply chain disruptions or inefficiencies that we may experience as we attempt to manufacture our products on a larger scale, manufacture new products and change our manufacturing capacity, processes, or output. Additionally, our gross margin will continue to be affected by royalty expenses on current or future products associated with various licensing agreements. Our gross margin in future periods may also be impacted by other factors adversely affecting our net sales in future periods, such as the macroeconomic environment, including inflationary pressures and fluctuations in foreign currency, and the potential impact of reductions of payment rates for certain of our products and related services as a result of any future changes to reimbursement regimes in locations in which we do business.

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

We expect SG&A expenses to continue to grow as we increase our global sales and marketing infrastructure and general administration infrastructure. We also expect other non-employee-related costs, including sales and marketing program activities for new products, market access efforts, outside services, accounting services and general legal costs to increase as our overall operations grow. The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as on the timing of any new product launches and other potential business and operational activities.

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

Acquired In-Process Research and Development

Our acquired in-process research and development (IPR&D) expenses generally relate to acquisitions of technologies that management determines do not have any alternative future uses.

Litigation-related Settlement

Pursuant to the terms of a settlement agreement dated September 14, 2021, Ivantis, Inc. paid us $30.0 million during the six months ended June 30, 2022. This cash payment is included in litigation-related settlement as a reduction of operating expenses on the condensed consolidated income statement.

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

Income Taxes

Our tax provision is primarily comprised of state and foreign income taxes. Our net deferred tax liability of $7.3 million at June 30, 2023 represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets. We continue to provide a full valuation allowance against our other net deferred tax assets.

We record reserves for uncertain tax positions where we believe the ability to sustain the tax position does not reach a more likely than not threshold.

Results of Operations

Comparison of Three Months Ended June 30, 2023 and June 30, 2022 (in thousands):

	Three Months Ended
	June 30,		% Increase
(dollars in thousands)	2023	2022	(decrease)
Statements of operations data:
Net sales	$80,399	$72,685	11%
Cost of sales	20,103	17,833	13%
Gross profit	60,296	54,852	10%
Operating expenses:
Selling, general and administrative	53,137	49,900	6%
Research and development	33,234	31,712	5%
Acquired in-process research and development	3,000	10,000	(70)%
Total operating expenses	89,371	91,612	(2)%
Loss from operations	(29,075)	(36,760)	(21)%
Total non-operating expense, net	(3,302)	(8,881)	(63)%
Income tax provision (benefit)	435	(105)	NM
Net loss	$(32,812)	$(45,536)	(28)%

NM = Not Meaningful

Net Sales

Net sales for the three months ended June 30, 2023 and June 30, 2022 were $80.4 million and $72.7 million, respectively, increasing by approximately 11%.

Net sales of glaucoma products in the United States were $39.6 million and $38.2 million for the three months ended June 30, 2023 and June 30, 2022, respectively, increasing by 4%. This increase is primarily due to higher volumes sold of our iStent family of products, including iStent infinite, partially offset by the continuing impact of the reduced CMS physician fee that was implemented on January 1, 2022 and continued into 2023, which has disrupted traditional customer ordering patterns and has resulted in our customers’ trialing and utilization of competitive products.

International sales of glaucoma products for the three months ended June 30, 2023 and June 30, 2022 were $22.3 million and $17.9 million, respectively, increasing by 25%. The increase in international sales reflects continued broad-based growing demand in many key international markets for combined cataract and glaucoma procedures, the dollar-based results of which were affected by unfavorable foreign exchange rates, primarily related to the Japanese Yen and Australian dollar during the quarter ended June 30, 2023, as compared to the quarter ended June 30, 2022. International sales of glaucoma products increased by 27% in local currencies during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Net sales of corneal health products were $18.5 million and $16.6 million for the quarter ended June 30, 2023 and June 30, 2022, respectively, increasing by 11%. Of the $1.9 million increase in net sales generated by our corneal health products, $2.4 million related to an increase in U.S. net sales of Photrexa using direct sales operations, which was positively impacted by higher realized average sales prices of Photrexa along with increases in sales to existing customers and new account starts. Our international corneal health sales decreased $0.4 million from net sales in existing countries outside the U.S. during the quarter ended June 30, 2023 as compared to the three months ended June 30, 2022.

Cost of Sales

Cost of sales for the three months ended June 30, 2023 and June 30, 2022 were $20.1 million and $17.8 million, respectively. Our gross margin was 75% for each of the three months ended June 30, 2023 and June 30, 2022.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended June 30, 2023 and June 30, 2022 were $53.1 million and $49.9 million, respectively.

Of the total $53.1 million, we incurred approximately $34.1 million of costs associated with commercial personnel and discretionary spending during the three months ended June 30, 2023 as compared to $31.9 million during the three months ended June 30, 2022, with the increase primarily due to compensation and related employee expenses associated with our sales infrastructure in glaucoma and corneal health, along with increased travel, meetings and accompanying costs as business activities have reopened and expanded over the course of the last twelve months. We also incurred approximately $19.0 million of costs associated with general and administrative personnel and discretionary spending during the three months ended June 30, 2023 as compared to $18.0 million during the three months ended June 30, 2022, with the increase primarily associated with increased expenses related to our ongoing administrative and support functions, inclusive of information technology and increased allocated facilities expenses.

Research and Development Expenses

R&D expenses for the three months ended June 30, 2023 and June 30, 2022 were $33.2 million and $31.7 million, respectively.

During the three months ended June 30, 2023, we incurred $20.4 million in core R&D expenses and $12.8 million in clinical expenses, comprised of $19.3 million in compensation and related employee expenses with the remaining $13.9 million spent on the continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as iDose; Epioxa, a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (also referred to as “epi-on”); and our earlier stage programs for dry eye, presbyopia, retina and other therapeutic investments. For the three months ended June 30, 2022, we incurred $20.1 million in core R&D expenses and $11.6 million in clinical expenses, comprised of $16.1 million in compensation and related employee expenses with the remaining $15.6 million spent on the above-mentioned programs.

Acquired In-Process Research and Development Expenses

In the quarter ended June 30, 2023, we issued $3.0 million of our common stock in connection with the acquisition of intellectual property rights regarding certain formulations and methods for treating an ophthalmic disorder, including all related patents and patent applications, technology and know-how. In the three months ended June 30, 2022, we made a $10.0 million upfront payment in connection with an exclusive licensing agreement, under which we were granted a global exclusive license to proprietary technologies, including certain compositions that may be utilized in the treatment of keratoconus.

These were expensed to acquired IPR&D as management determined there are no alternative future uses of the technologies acquired.

Non-Operating Expense, Net

We had non-operating expense, net of $3.3 million and $8.9 million for the three months ended June 30, 2023 and June 30, 2022, respectively. The $5.6 million decrease primarily relates recognition of lower unrealized foreign currency losses due to intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates, as compared to the three months ended June 30, 2022, as well as from increased interest income earned on investments as compared to the three months ended June 30, 2022.

Income Tax Provision

Our effective tax rate for the second quarter of 2023 and 2022 was (1.34)% and 0.23% respectively. For the three months ended June 30, 2023 and June 30, 2022, we recorded a provision/(benefit) for income taxes of $0.4 million and $(0.1) million, respectively, which was primarily comprised of state and foreign income tax expense for the second quarter of 2023, and state and foreign income tax expense and federal and state income tax benefits for the second quarter of 2022.

Comparison of Six Months Ended June 30, 2023 and June 30, 2022 (in thousands):

	Six Months Ended
	June 30,		% Increase
(dollars in thousands)	2023	2022	(decrease)
Statements of operations data:
Net sales	$154,298	$140,366	10%
Cost of sales	38,174	34,896	9%
Gross profit	116,124	105,470	10%
Operating expenses:
Selling, general and administrative	106,787	93,849	14%
Research and development	68,405	58,589	17%
Acquired in-process research and development	3,000	10,000	(70)%
Litigation-related settlement	-	(30,000)	(100)%
Total operating expenses	178,192	132,438	35%
Loss from operations	(62,068)	(26,968)	130%
Total non-operating expense, net	(4,534)	(12,970)	(65)%
Income tax provision	836	221	278%
Net loss	$(67,438)	$(40,159)	68%

Net Sales

Net sales for the six months ended June 30, 2023 and June 30, 2022 were $154.3 million and $140.4 million, respectively, increasing by approximately 10%.

Net sales of glaucoma products in the United States were $74.7 million and $72.1 million for the six months ended June 30, 2023 and June 30, 2022, respectively, increasing by 4%. This increase is primarily due to higher volumes sold of our iStent family of products, including iStent infinite, partially offset by the continuing impact of the reduced CMS physician fee that was implemented on January 1, 2022 and continued into 2023, which has disrupted traditional customer ordering patterns and has resulted in our customers’ trialing and utilization of competitive products.

International sales of glaucoma products for the six months ended June 30, 2023 and June 30, 2022 were $43.4 million and $35.5 million, respectively, increasing by 22%. The increase in international sales reflects continued broad-based growing demand in many key international markets for combined cataract and glaucoma procedures, the dollar-based results of which were substantially affected by unfavorable foreign exchange rates, primarily related to the Japanese Yen, Australian Dollar and Euro during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. International sales of glaucoma products increased by 27% in local currencies during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Net sales of corneal health products were $36.2 million and $32.8 million during the six months ended June 30, 2023 and June 30, 2022, respectively, increasing by 10%. Of the $3.4 million increase in net sales generated by our corneal health products, $3.5 million related to an increase in U.S. net sales of Photrexa using direct sales operations, which was positively impacted by higher realized average sales prices of Photrexa along with increases in sales to existing customers and new account starts. Our international corneal health sales increased $0.2 million from net sales in existing countries outside the U.S. during the six months ended June 30, 2023.

Cost of Sales

Cost of sales for the six months ended June 30, 2023 and June 30, 2022 were $38.2 million and $34.9 million, respectively. Our gross margin was 75% for each of the six months ended June 30, 2023 and June 30, 2022, respectively.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended June 30, 2023 and June 30, 2022 were $106.8 million and $93.8 million.

Of the total $106.8 million, we incurred approximately $66.8 million of costs associated with commercial personnel and discretionary spending during the six months ended June 30, 2023 as compared to $62.2 million during the six months ended June 30, 2022, with the increase primarily due to compensation and related employee expenses associated with our sales infrastructure in glaucoma and corneal health, along with increased travel, meetings and accompanying costs as business activities have reopened and expanded over the course of the last twelve months. We also incurred approximately $40.0 million of costs associated with general and administrative personnel and discretionary spending during the six months ended June 30, 2023 as compared to $31.6 million during the six months ended June 30, 2022, with the increase primarily associated with increased stock-based compensation expense of approximately $6.2 million, along with increased expenses related to our ongoing administrative and support functions, inclusive of information technology infrastructure and increased allocated facilities expenses.

Research and Development Expenses

R&D expenses for the six months ended June 30, 2023 and June 30, 2022 were $68.4 million and $58.6 million, respectively.

During the six months ended June 30, 2023, we incurred $40.8 million in core R&D expenses and $27.6 million in clinical expenses, comprised of $37.6 million in compensation and related employee expenses with the remaining $30.8 million spent on the continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as iDose; Epioxa, a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (also referred to as “epi-on”); and our earlier stage programs for dry eye, presbyopia, retina and other therapeutic investments. R&D expenses during the six months ended June 30, 2023 also included a $3.2 million payment associated with our New Drug Application for iDose submitted to the U.S. Food and Drug Administration (FDA). For the six months ended June 30, 2022, we incurred $36.5 million in core R&D expenses and $22.1 million in clinical expenses, comprised of $30.4 million in compensation and related employee expenses with the remaining $28.2 million spent on the abovementioned programs.

Acquired In-Process Research and Development Expenses

In the six months ended June 30, 2023, we issued $3.0 million of our common stock in connection with the acquisition of intellectual property rights regarding certain formulations and methods for treating an ophthalmic disorder, including all related patents and patent applications, technology and know-how. In the six months ended June 30, 2022, we made a $10.0 million upfront payment in connection with an exclusive licensing agreement, under which we were granted a global exclusive license to proprietary technologies, including certain compositions that may be utilized in the treatment of keratoconus.

Litigation-related Settlement

The $30.0 million cash payment from the settlement agreement with Ivantis, Inc. received during the six months ended June 30, 2022 is included in litigation-related settlement as a reduction of operating expenses on the condensed consolidated statements of operations.

Non-Operating Expense, Net

We had non-operating expense, net of $4.5 million and $13.0 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The $8.5 million decrease primarily relates to recognition of lower unrealized foreign currency losses due to intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates, as compared to the six months ended June 30, 2022, as well as from increased interest income earned on investments as compared to the six months ended June 30, 2022.

Income Tax Provision

Our effective tax rate for the six months ended June 30, 2023 and June 30, 2022 was (1.25)% and (0.55)% respectively. For the six months ended June 30, 2023 and June 30, 2022, we recorded a provision for income taxes of $0.8 million and $0.2 million, respectively, which was primarily comprised of state and foreign income tax expense.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, and generally cash generated from operating, financing and investing activities. Our primary uses of cash have been for selling and marketing activities, research and development programs, general and administrative expenses, and capital expenditures.

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$94,812	$119,525
Short-term investments	208,995	233,170
Accounts receivable, net	39,252	36,073
Inventory	39,447	37,841
Accounts payable	8,564	14,403
Accrued liabilities	55,322	57,956
Working capital (1)	337,374	371,500
(1)	Working capital consists of total current assets less total current liabilities per our condensed consolidated balance sheets.

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

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

Our cash, cash equivalents and short-term investments totaled approximately $303.8 million and our restricted cash totaled approximately $5.9 million as of June 30, 2023.

Senior Convertible Notes

Our Convertible Notes may be converted at the option of the holders at the times and under the circumstances and at the conversion rate described in Note 9. Convertible Senior Notes of the notes to our condensed consolidated financial statements. As of June 30, 2023, none of the conditions allowing holders of the Convertible Notes to convert had been met. These conditions are measured each quarter. For example, if our trading price remains above 130% of the current $56.10 conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, September 30, 2023, holders of the Convertible Notes would have the right to convert their Convertible Notes during the calendar quarter beginning October 1, 2023. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. Settling all or a portion of the conversion obligation in cash could adversely affect our liquidity. In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current liability rather than long-term liability, which would result in a material reduction of our net working capital.

We may seek to obtain additional financing in the future through other debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all and although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations.

Short-term Liquidity Requirements

Our short-term liquidity requirements primarily consist of regular operating costs, interest payments related to our Convertible Notes, R&D project funding, capital expenditures as we continue the development of our manufacturing facilities and office spaces, operating and financing lease obligations and other firm purchase commitments. As of June 30, 2023, we had net working capital of $337.4 million, which indicates that our current assets are sufficient to cover our short-term liabilities.

Long-term Liquidity Requirements

Our long-term liquidity requirements primarily consist of interest and principal payments related to our Convertible Notes, capital expenditures for the development of our manufacturing facilities and office spaces, and firm purchase commitments. As demand grows for our products, we will continue to expand global operations to meet demand through investments in our manufacturing capabilities.

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

The following table is a condensed summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(38,925)	$(2,432)
Investing activities	12,119	3,733
Financing activities	272	1,516
Exchange rate changes	599	(1,260)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(25,935)	$1,557

At June 30, 2023, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the six months ended June 30, 2023, our operating activities used $38.9 million in net cash and in the six months ended June 30, 2022 our operating activities used $2.4 million of net cash.

For the six months ended June 30, 2023, our net cash used in operating activities reflected our net loss of $67.4 million, adjusted for non-cash items of $44.7 million, primarily consisting of stock-based compensation expense of $20.1 million, depreciation of $4.2 million, amortization of intangible assets of $12.5 million, and noncash lease expense of $2.2 million. Additionally, changes in operating assets and liabilities were $16.2 million, which resulted primarily from increases in accounts receivable of $3.1 million, an increase in inventory of $2.3 million, and an increase in prepaid expenses and other current assets of $1.5 million, and a decrease in accounts payable and accrued liabilities of $9.5 million.

For the six months ended June 30, 2022, our net cash used in operating activities reflected our net loss of $40.2 million (which included the $30.0 million payment received by Ivantis, Inc.), adjusted for non-cash items of $38.6 million, primarily consisting of stock-based compensation expense of $17.5 million, depreciation of $3.0 million, amortization of intangible assets of $12.5 million, and noncash lease expense of $2.3 million. Additionally, changes in operating assets and liabilities were $0.8 million, which resulted primarily from increases in accounts receivable of $3.3 million, an increase in inventory of $5.2 million, and an increase in prepaid expenses and other current assets of $0.6 million, as well as an increase in other assets of $0.2 million, partially offset by increases in accounts payable and accrued liabilities of $8.4 million.

Investing Activities

In the six months ended June 30, 2023 and June 30, 2022 our investing activities provided $12.1 million and $3.7 million of net cash, respectively.

For the six months ended June 30, 2023, we used cash of approximately $170.1 million for purchases of short-term investments, approximately $12.7 million for purchases of property and equipment, primarily related to our facilities in Aliso Viejo, California; Burlington, Massachusetts; and San Clemente, California; and approximately $2.0 million related to investments in company-owned life insurance, and we received cash of approximately $196.9 million from sales and maturities of short-term investments.

For the six months ended June 30, 2022, we used cash of approximately $36.9 million for purchases of short-term investments, approximately $16.0 million for purchases of property and equipment, primarily related to our Aliso Facility, and we received cash of approximately $56.7 million from sales and maturities of short-term investments.

We expect our increased levels of capital expenditures to begin moderating over the remainder of the year as we near completion of the expansion of our manufacturing capacity for production of current and new products and improvement of our manufacturing efficiency.

Financing Activities

In the six months ended June 30, 2023 and June 30, 2022, our financing activities provided $0.3 million and $1.5 million of net cash, respectively.

For the six months ended June 30, 2023, we received $4.5 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan, used $3.9 million for payment of employee taxes related to restricted stock unit vesting and paid $0.3 million in principal on our finance lease.

For the six months ended June 30, 2022, we received $3.7 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan and used $2.0 million for payment of employee taxes related to restricted stock unit vesting.

Material Cash Requirements

There have been no material changes to our material cash requirements, including commitments for capital expenditures and known contractual and other obligations, as of June 30, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023.

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

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023. There have been no material changes to our critical accounting policies and estimates as disclosed therein, during the six months ended June 30, 2023, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our second fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item IA of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, which was filed with the United States (U.S.) Securities and Exchange Commission (SEC) on May 4, 2023. These risks and uncertainties are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Business

The reduced reimbursement rates established by CMS for 2022 and 2023 have impacted, and may continue to materially and adversely impact, our business operations and financial results.

As described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Factors Affecting Our Performance” contained in this Quarterly Report on Form 10-Q, the U.S. Centers for Medicare & Medicaid Services’ (CMS’) 2022 Medicare physician fee payment rates and 2022 Medicare facility fee payment rates imposed a new, significantly lower physician fee and a slightly reduced facility fee related to the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, furnished in the ambulatory surgery center (ASC) setting, where approximately 80% of procedures utilizing our trabecular micro-bypass technologies in the U.S. are performed. We believe these CMS physician fee and facility fee rate decreases disrupted traditional customer ordering patterns and resulted in our customers’ trialing and utilization of competitive products, causing reduced glaucoma sales volumes in the U.S. in 2022. These rates were not significantly modified in CMS’ final rules for 2023 physician fee and facility rates. We expect the reduction of the physician fee will continue to have an adverse impact on procedural iStent family product volumes, in conjunction with cataract surgery, in 2023 as well as on our U.S. combo-cataract glaucoma revenues, gross profit, and net income, the full extent of which is not known at this time.

Additionally, the facility fee payment rates for the standalone procedure that hospitals and ambulatory surgery centers will use with Glaukos’ iStent infinite product, were lower than anticipated for 2022. These rates were not significantly modified by CMS for 2023 facility fee payment rates. The physician fee payment rate for this procedure will be set by the multi-state, regional contractors, or Medicare Administrative Contractors (MACs), responsible for administering Medicare claims, the vast majority of which have proposed but not yet adopted such a payment rate, and therefore will vary from region to region and is unknown at this time. This physician fee payment rate, alone or in combination with the standalone facility fee payment rate, may result in inadequate reimbursement and impact the use of this product, and our net sales.

On July 13, 2023, CMS published its proposed rules on 2024 Medicare physician and facility fee payment rates (2024 Proposed Rules), which do not materially modify the 2023 payment rates with respect to physician fee payment rates for procedures using our iStent family of products, but do contain increased facility fee payment rates related to the implantation of trabecular bypass stents, such as our iStent family of products, both in conjunction with cataract surgery and as a standalone procedure, in both the ASC and hospital setting. It is not known at this time if the 2024 Proposed Rules will be modified before the final 2024 rules are published by CMS or the impact such proposed increased payment rates may have on our net sales.

Unfavorable global and regional conditions have adversely affected, and could continue to materially and adversely affect, our business, results of operations, financial condition, liquidity, and cash flows.

Unfavorable global and regional conditions, including inflation, volatility in the financial and credit markets, higher interest rates and capital costs, geopolitical conflicts, changes in supply and demand resulting in shortages and delays, labor shortages and turnover, natural disasters, energy costs, currency fluctuations, governmental actions such as mandatory lockdowns implemented to reduce the spread of pandemics, including COVID-19, and other conditions beyond our control, have had, and could continue to have, an adverse effect on the global economy, the regional economies that we serve and our business, results of operations, financial condition, liquidity and ability to access our existing cash, cash equivalents and investments. If banks and other financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash and cash equivalents to the extent those funds are not insured or otherwise protected by the FDIC. Any delay in our ability to access our cash and cash equivalents (or the loss of some or all of such funds) could have a material adverse effect on our operations and cause us to need to seek additional capital.

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

Since the Company’s inception in 1998, we have incurred significant operating losses. As of June 30, 2023, we had an accumulated deficit of approximately $531.8 million, principally comprised of costs incurred in our clinical trial, research and development (R&D) programs, our selling, general and administrative expenses, and from amortization expense related to our developed technology intangible assets included in cost of sales. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering, the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities, cash generated from commercial operations and the issuance of the Company’s 2.75% convertible notes due 2027 (Convertible Notes). To implement our global business strategies we need to, among other things, fund ongoing R&D activities, expand our manufacturing capabilities, grow our sales and marketing organization, enforce or defend our intellectual property rights, acquire companies or in-license products or intellectual property, and obtain regulatory clearance or approval to commercialize our existing products in international markets or products under development in the U.S. and internationally. As a result, we expect our expenses to continue to increase as we pursue these objectives. While we believe we have sufficient cash to fund our operations for at least the next 12 months from the date our condensed consolidated financial statements for the three months ended June 30, 2023 are made publicly available, our ability to reach sustained profitability and generate positive cash flow in the future is highly uncertain.

Additionally, our net sales may experience volatility due to a number of factors, many of which are beyond our control, including, among other things, impacts from the COVID-19 or other pandemic, macroeconomic conditions, fluctuating demand, pricing pressures applicable to our products, changes in foreign currency exchange rates, Medicare payment rates established by CMS or MACs, commercialization of our new and existing products and the marketing of competitive products, results of clinical research and trials, regulatory approval requirements and timings and legislative changes affecting our products, variances in the sales terms, an increase in demand for our patient assistance and/or free drug programs, supply chain and inventory management, shortage of raw materials, timing or volume of customer orders and the length of our sales cycle, which varies and may be unpredictable. As a result, you should not rely solely on our results in any past period as an indication of future results and you should anticipate that fluctuations in our quarterly and annual operating results may continue and could generate volatility in the price of our common stock. We believe that quarterly comparisons of our financial results should not be relied upon as an indication of our future performance.

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

We have and may continue to enter into acquisitions, collaborations, in-licensing agreements, joint ventures and partnerships in order to retain our competitive position within the marketplace, develop new products or expand into new markets. Examples include our acquisitions of DOSE Medical and Avedro, as well as our licensing of Santen’s PRESERFLO® Microshunt® (Preserflo MicroShunt), the Intratus drug delivery platform and the Attillaps and iVeena pharmaceutical compounds and our collaboration agreement with Radius XR to market its wearable patient engagement and diagnostic system. However, we cannot assure you that we will be able to successfully complete any future acquisition we may pursue, or that we will be able to successfully integrate any acquired business, product or technology in a cost-effective and non-disruptive manner. Our future successes will depend, in part, on our ability to manage an expanded business, which may pose substantial challenges for our management, such as increased costs and complexity. There can be no assurances that we will be successful in managing such expanded business or that we will realize the expected economies of scale, synergies and other benefits currently anticipated from recent or future acquisitions or strategic transactions. Additionally, these collaborations, joint ventures, and partnerships may fail to result in any commercialized product, including due to delays in or failures to obtain regulatory approvals, such as the failure to receive approval of the PreserFlo MicroShunt in the U.S., and could require us to invest a substantial amount of resources only to ultimately change regulatory strategies or to fail. In addition, these arrangements may be terminated before we are able to realize net sales to sufficiently cover the costs associated therewith, which could materially impact our business. We cannot assure you that any such transaction would result in the benefits expected from the transaction, including revenue growth, increased profitability or an enhancement in our business prospects. Further, pursuing acquisitions, collaborations, in-licensing agreements, joint ventures, alliances or partnerships with third parties, whether or not completed, is costly and time-consuming and could distract Company management from the operation of the business, which could negatively impact our operating results.

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

We are subject to state, federal and foreign laws relating to data privacy and security in the conduct of our business, including state breach notification laws, the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, the European Union’s General Data Protection Regulation (GDPR), the U.K. Data Protection Act and the U.K. GDPR, the California Consumer Privacy Act, and the California Privacy Rights Act, among others. These laws affect how we collect and use data of our employees, consultants, customers and other parties, including patients treated with our products. These laws, as well as similar laws being enacted by other states and countries, impose substantial requirements that involve the expenditure of significant resources and the investment of significant time and effort to comply. We also rely on third parties to host or otherwise process some of this data. In some instances, these third parties have experienced failures to protect data privacy. Our failure or the failure of these third parties to comply with these laws or prevent security breaches of such data could result in significant liability under applicable data privacy laws, cause disruption to our business, harm our reputation and have a material adverse effect on our business.

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

Risks Related to Our Indebtedness

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

The process of obtaining clearances or approvals to market our products can be expensive and lengthy, and we cannot guarantee that our current products will receive approval for additional indications or that our future products will receive clearance or approval on a timely basis, if at all. Additionally, based upon a recent FDA determination, our pipeline products that are determined to be drug-device combination products, such as our iDose TR product, will require review and coordination by each of FDA’s drug and device centers prior to approval, which may delay approval. In some instances, we or our partners have pursued, and may in the future pursue, a regulatory clearance or approval that proves unsuccessful, such as the FDA’s recent failure to approve the PreserFlo Microshunt in the U.S. and our recent determination to conduct a second pivotal confirmatory study of our Epioxa pharmaceutical therapy based on recommendations from the FDA in pre-NDA submission meetings. When this occurs, the time and financial resources required to obtain FDA or other regulatory approval may substantially increase or new competitive products could reach the market faster than our product candidate, which could materially adversely impact our competitive position and prospects. We cannot assure you that we will receive the requisite approvals to sell our product candidates on our anticipated timeline or at all.

Before we can obtain regulatory approval for any product candidate, we may have to undertake complex, time-consuming and expensive clinical testing in humans to demonstrate safety and efficacy, the outcomes of which are inherently uncertain and may never result in approved products or commercial sales. We have experienced in the past, and could experience in the future, delays in the commencement or completion of clinical trials or testing that could significantly affect our product development costs. We do not know whether planned clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients in a timely manner or be completed on schedule, if at all, or be deemed insufficient by the FDA, which may require additional lengthy, time-consuming and expensive trials, which would further delay approval. We may suffer significant setbacks in clinical trials, even after earlier trials showed promising results, and failure can occur at any time during the clinical trial process. We, the clinical trial investigators, the independent review board overseeing the trial, the FDA, or another regulatory authority may suspend, delay or terminate clinical trials at any time due to a number of factors, including failure to conduct the trial in accordance with applicable regulatory requirements or trial protocols, failure to demonstrate a benefit from using the product, lack of sufficient funding, medical device product malfunctions, adverse events, or to avoid exposing trial participants to unacceptable health risks. Any delay or failure in clinical trials would delay or prevent our ability to obtain necessary regulatory approvals, which would have a material adverse effect on our business, financial condition and prospects.

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

In the U.S. and in certain states and foreign jurisdictions, there have been a number of legislative and regulatory proposals and adoptions to change the healthcare systems in ways that could impact our ability to sell our products profitably, if at all. In addition, new regulations and interpretations of existing healthcare statutes and regulations are frequently adopted and we may not be able to comply with the changed laws, they could increase the cost of manufacturing, marketing or selling our product, could make approvals of pipeline products more difficult or prevent us from selling at all. We expect there will continue to be a number of legislative and regulatory changes to the U.S. health care system that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof and may impose additional costs or lengthen review times of planned or future products. It is also difficult to predict whether and how the policies and priorities of a new administration could materially impact the regulation governing our products.

In 2017, the EU adopted Medical Devices Regulation 2017/745 (MDR), which repealed and replaced the Medical Device Directive (MDD). MDR went into effect in May 2021 and provides for stricter controls of medical devices than did MDD. Under provisions that govern the transition from MDD to MDR, medical devices with notified body certificates issued under the MDD prior to May 2021 may continue to be marketed and sold as long as those certificates are valid (up to a maximum of five years from the date of issue) or until May 2024 at the latest, although Regulation (EU) 2023/607 recently extended that deadline through 2028 for qualifying products. After the expiration of any applicable transitional period, only devices that have been CE marked under MDR may be placed on the market in the EU. Our failure, or the failure of our contract manufacturers, to obtain CE marks for all of our products under MDR on a timely basis, or to comply with MDR, could restrict our ability to sell our products in the EU or other parts of the world, which would have a material adverse effect on our business and financial results. Additionally, the U.K.’s withdrawal from the EU and the end of the mutual recognition and related trade facilitating effects for medical devices between the EU and Switzerland have added certain costs and complexities to the shipment and sales of our products in those countries.

We may from time to time increase the prices of our products, as we have done with our Photrexa therapies. Drug pricing by pharmaceutical manufacturers is subject to federal and state reporting requirements and is currently, and is expected to continue to be, under close scrutiny, including with respect to manufacturers that increase the price of products after acquiring those products from other companies. In some cases, such scrutiny has resulted in congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturers’ patient support programs, and reform government program reimbursement methodologies for products. Although our price increases have been based upon third party studies of the projected economic value of our products to the healthcare system, they may still become subject to such scrutiny.

Additionally, the U.S. Inflation Reduction Act of 2022, which is designed to, among other things, have a direct impact on drug prices and reduce drug spending by the federal government requires drug manufacturers to pay rebates to Medicare if they increase prices faster than inflation for certain drugs used by Medicare beneficiaries. The expansion of inflation-based rebates may complicate our pricing strategies. Moreover, as a condition of participating in, and having products covered under, certain federal healthcare programs such as Medicare and Medicaid, we may become subject to federal laws and regulations that require pharmaceutical manufacturers to calculate and report certain pricing metrics to the government and comply with certain pricing, discount and rebate policies, including the Best Price under the Medicaid Drug Rebate Program and the 340B Ceiling Price under the 340B Drug Pricing Program, and with respect to Medicaid, pay statutory rebates on utilization of manufacturers’ products by Medicaid beneficiaries. These and other similar legislation or regulations could have the effect of significantly reducing the prices we can charge and reimbursement we receive for our products subject to that act, and compliance with these laws and programs may require significant resources, thereby reducing our revenues and profitability.

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

In addition to uncertainties surrounding coverage policies, there are uncertainties regarding appropriate reimbursement for the procedures associated with our new products like iAccess, a precision blade, iPRIME, a viscoelastic delivery system, and iStent infinite as well as sporadic volatility in reimbursement levels of existing products, including our Photrexa therapy. The demand for, and the profitability of, our products could be materially harmed if the Medicaid program, Medicare program, other healthcare programs in the U.S. or elsewhere, or third party commercial payors in the U.S. or elsewhere, deny reimbursement for our products, limit the indications for which our products will be reimbursed, are unclear on appropriate reimbursement codes or provide reimbursement only on unfavorable terms. For example, in June 2023 five MACs, which set physician fee payment rates for products covered by temporary CPT Category III codes, published proposed local coverage determinations (LCDs) that deemed certain ophthalmic procedures, including the procedures using our iAccess and iPRIME products, investigational and therefore not covered by Medicare and not reimbursed. If adopted by these or more MACs, these LCDs could have an adverse impact on iAccess and iPRIME product volumes and associated revenues, the full extent of which is not known at this time. Also, when procedures associated with our products transition from temporary CPT Category III codes to permanent CPT Category I codes, the physician and facility reimbursement levels associated with the procedures using these products could be decreased, such as the decreased payment rates for procedures using our iStent-related products, in conjunction with cataract surgery, established by CMS for 2022 and 2023, as discussed earlier in these Risk Factors under the heading “Risks Related to Our Business.” Even when a permanent billing code has been assigned to a product, there is no guarantee that coverage will be provided. If we are unable to maintain our existing codes or obtain new permanent codes for procedures using our products, use existing codes for new products or obtain new reimbursement codes for our other products in development, we may be subject to significant pricing pressure, which could harm our business, results of operations, financial condition and prospects. In the foreign markets in which we operate, different pricing and reimbursement systems, which could result in lower reimbursement, could harm our ability to operate our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 16, 2023, the Company issued 58,946 shares of its common stock (Purchase Price Shares) to the owners of all of the outstanding shares of a corporation (Acquired Corporation) in connection with the acquisition of all of such outstanding shares. The Acquired Corporation owns or controls certain intellectual property rights, including patents and patent applications, technology and know-how, relating to certain formulations and methods for the treatment of an ophthalmic disorder. The Purchase Price Shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act. The Company may have ongoing milestone and royalty payment obligations depending on the success of the development, approval and commercialization of the proprietary technologies.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On May 17, 2023, Alex R. Thurman, the Company’s Senior Vice President and Chief Financial Officer, adopted a 10b5-1 trading plan (the “Trading Plan”). The Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Trading Plan provides for the potential sale of 7,446 shares of the Company’s common stock commencing August 17, 2023. The Trading Plan terminates on the earlier of May 31, 2024 or the date all shares are sold.

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

* Filed Herewith.

** Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on August 2, 2023.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chairman and Chief Executive Officer (Principal Executive Officer; Duly Authorized Officer)

By:	/s/ ALEX R. THURMAN
Alex R. Thurman
Senior Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)