Form 10-Q
period 2023-09-30
GLAUKOS Corp
filed 2023-11-01
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 30, 2023, there were 48,799,581 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2023

Note Regarding Forward-Looking Statements

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$108,929	$119,525
Short-term investments	191,928	233,170
Accounts receivable, net	39,326	36,073
Inventory	39,781	37,841
Prepaid expenses and other current assets	19,565	17,250
Total current assets	399,529	443,859
Restricted cash	5,856	7,078
Property and equipment, net	103,075	94,403
Operating lease right-of-use assets	27,273	25,826
Finance lease right-of-use asset	44,786	46,601
Intangible assets, net	289,184	307,869
Goodwill	66,134	66,134
Deposits and other assets	12,797	10,613
Total assets	$948,634	$1,002,383

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,413	$14,403
Accrued liabilities	56,734	57,956
Total current liabilities	67,147	72,359
Convertible senior notes	282,430	281,400
Operating lease liability	30,572	28,905
Finance lease liability	70,784	72,172
Deferred tax liability, net	7,249	7,264
Other liabilities	12,793	10,278
Total liabilities	470,975	472,378

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 48,748 and 47,782 shares issued and 48,720 and 47,754 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	49	48
Additional paid-in capital	1,039,266	997,470
Accumulated other comprehensive income (loss)	764	(2,975)
Accumulated deficit	(562,288)	(464,406)
Less treasury stock (28 shares as of September 30, 2023 and December 31, 2022)	(132)	(132)
Total stockholders' equity	477,659	530,005
Total liabilities and stockholders' equity	$948,634	$1,002,383

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$78,048	$71,269	$232,346	$211,635
Cost of sales	18,510	16,861	56,684	51,757
Gross profit	59,538	54,408	175,662	159,878
Operating expenses:
Selling, general and administrative	54,247	47,149	161,034	140,998
Research and development	33,301	28,870	101,706	87,459
Acquired in-process research and development	-	-	3,000	10,000
Litigation-related settlement	-	-	-	(30,000)
Total operating expenses	87,548	76,019	265,740	208,457
Loss from operations	(28,010)	(21,611)	(90,078)	(48,579)
Non-operating expense:
Interest income	2,710	744	6,252	1,415
Interest expense	(3,398)	(3,481)	(10,205)	(10,311)
Other expense, net	(1,709)	(2,981)	(2,978)	(9,792)
Total non-operating expense	(2,397)	(5,718)	(6,931)	(18,688)
Loss before taxes	(30,407)	(27,329)	(97,009)	(67,267)
Income tax provision	37	247	873	468
Net loss	$(30,444)	$(27,576)	$(97,882)	$(67,735)
Basic and diluted net loss per share	$(0.63)	$(0.58)	$(2.03)	$(1.43)
Weighted average shares used to compute basic and diluted net loss per share	48,675	47,614	48,284	47,346

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(30,444)	$(27,576)	$(97,882)	$(67,735)
Other comprehensive income (loss):
Foreign currency translation gain	561	342	822	1,500
Unrealized income (loss) on short-term investments	590	(450)	2,917	(5,338)
Other comprehensive income (loss):	1,151	(108)	3,739	(3,838)
Total comprehensive loss	$(29,293)	$(27,684)	$(94,143)	$(71,573)

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	(loss) income	deficit	Shares	Amount	equity
Balance at December 31, 2022	47,782	$48	$997,470	$(2,975)	$(464,406)	(28)	$(132)	$530,005
Common stock issued under stock plans, net	187	—	1,301	—	—	—	—	1,301
Stock-based compensation	—	—	10,184	—	—	—	—	10,184
Other comprehensive income	—	—	—	1,650	—	—	—	1,650
Net loss	—	—	—	—	(34,626)	—	—	(34,626)
Balance at March 31, 2023	47,969	$48	$1,008,955	$(1,325)	$(499,032)	(28)	$(132)	$508,514
Common stock issued under stock plans, net	444	—	(702)	—	—	—	—	(702)
Acquired in-process R&D acquired through the issuance of common stock			3,000	—	—	—	—	3,000
Stock-based compensation	—	—	9,873	—	—	—	—	9,873
Other comprehensive income	—	—	—	938	—	—	—	938
Net loss	—	—	—	—	(32,812)	—	—	(32,812)
Balance at June 30, 2023	48,413	$48	$1,021,126	$(387)	$(531,844)	(28)	$(132)	$488,811
Common stock issued under stock plans, net	335	1	7,656	—	—	—	—	7,657
Stock-based compensation		—	10,484	—	—	—	—	10,484
Other comprehensive income		—	—	1,151	—	—	—	1,151
Net loss		—	—	—	(30,444)	—	—	(30,444)
Balance at September 30, 2023	48,748	$49	$1,039,266	$764	$(562,288)	(28)	$(132)	$477,659

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	(loss) income	deficit	Shares	Amount	equity
Balance at December 31, 2021	46,993	$47	$952,432	$15	$(365,211)	(28)	$(132)	$587,151
Common stock issued under stock plans, net	124	—	1,515	—	—	—	—	1,515
Stock-based compensation	—	—	6,923	—	—	—	—	6,923
Other comprehensive loss	—	—	—	(3,402)	—	—	—	(3,402)
Net income	—	—	—	—	5,377	—	—	5,377
Balance at March 31, 2022	47,117	$47	$960,870	$(3,387)	$(359,834)	(28)	$(132)	$597,564
Common stock issued under stock plans, net	331	1	237	—	—	—	—	238
Stock-based compensation	—	—	10,539	—	—	—	—	10,539
Other comprehensive loss	—	—	—	(328)	—	—	—	(328)
Net loss	—	—	—	—	(45,536)	—	—	(45,536)
Balance at June 30, 2022	47,448	$48	$971,646	$(3,715)	$(405,370)	(28)	$(132)	$562,477
Common stock issued under stock plans, net	245	—	4,350	—	—	—	—	4,350
Stock-based compensation	—	—	9,411	—	—	—	—	9,411
Other comprehensive income	—	—	—	(108)	—	—	—	(108)
Net loss	—	—	—	—	(27,576)	—	—	(27,576)
Balance at September 30, 2022	47,693	$48	$985,407	$(3,823)	$(432,946)	(28)	$(132)	$548,554

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net loss	$(97,882)	$(67,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,455	4,710
Amortization of intangible assets	18,684	18,684
Noncash lease expense	3,218	3,378
Amortization of debt issuance costs	1,030	1,030
Deferred income tax benefit	(15)	(17)
Gain on disposal of fixed assets	881	29
Stock-based compensation	30,541	26,873
Unrealized foreign currency losses	991	4,219
Amortization of premium on short-term investments	(1,041)	601
Other liabilities	2,231	-
Acquired in-process R&D acquired through the issuance of common stock	3,000	-
Changes in operating assets and liabilities:
Accounts receivable, net	(3,535)	(3,121)
Inventory	(2,903)	(11,881)
Prepaid expenses and other current assets	(2,355)	(3,355)
Accounts payable and accrued liabilities	(6,149)	(1,847)
Other assets	(244)	(515)
Net cash used in operating activities	(47,093)	(28,947)
Investing activities
Purchases of short-term investments	(193,538)	(47,256)
Proceeds from sales and maturities of short-term investments	238,735	97,494
Purchases of property and equipment	(16,034)	(22,044)
Proceeds from disposal of property and equipment	-	96
Investment in company-owned life insurance	(2,147)	(166)
Net cash provided by investing activities	27,016	28,124
Financing activities
Proceeds from exercise of stock options	6,624	2,871
Proceeds from share purchases under Employee Stock Purchase Plan	6,278	5,630
Payment of employee taxes related to vested restricted stock units	(4,646)	(2,399)
Principal paid on finance lease	(517)	(380)
Net cash provided by financing activities	7,739	5,722
Effect of exchange rate changes on cash and cash equivalents	520	(1,927)
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,818)	2,972
Cash, cash equivalents and restricted cash at beginning of period	126,603	110,124
Cash, cash equivalents and restricted cash at end of period	$114,785	$113,096
Supplemental disclosures of cash flow information
Taxes paid, net of refunds	$1,218	$372
Interest paid on convertible senior notes	$3,953	$3,953
Other interest paid	$3,237	$3,350
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$3,201	$3,258

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

As permitted by Form 10-Q and Article 10 of Regulation S-X, under those rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments necessary for the fair presentation of the Company’s financial information contained herein. All such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements. These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2022, which are contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on February 24, 2023. The Company’s results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period.

Recent developments

On May 16, 2023, the Company issued $3.0 million of its common stock in connection with the acquisition of intellectual property rights regarding certain formulations and methods for treating an ophthalmic disorder, including all related patents and patent applications, technology and know-how. The Company accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business. The Company may have ongoing milestone payments based on achieving certain clinical and regulatory milestones depending on the success of the development and approval of the proprietary technologies. Additionally, if these proprietary technologies are commercialized, the Company may also have royalty payments and commercial milestone obligations that are determined based upon annual net sales thresholds. The Company does not have any accrued liabilities related to this transaction as of September 30, 2023.

On July 17, 2023, the Company entered into a collaboration and marketing agreement (Collaboration and Marketing Agreement) with Radius XR, Inc. (Radius), in which the Company became the exclusive sales agent to market, promote and solicit orders for the Radius XR™ wearable patient engagement and diagnostic system within the United States. Pursuant to the Collaboration and Marketing Agreement, the Company earns commission payments based on sales of Radius products resulting from the Company’s marketing and promotion efforts. These sales commissions were immaterial for the three months ended September 30, 2023. In connection with the Collaboration and Marketing Agreement, the Company entered into a convertible promissory note (Convertible Promissory Note) pursuant to which the Company agreed to fund Radius up to $5.0 million, based upon the occurrence of certain potential future events. The Convertible Promissory Note bears interest on the outstanding principal at the rate of 5.0% per annum, and the outstanding principal and interest is convertible into preferred stock or capital stock in Radius under certain circumstances. As of September 30, 2023, $0.5 million is outstanding under the Convertible Promissory Note.

Note 2.  Summary of Significant Accounting Policies

The Company accounts for a variable interest entity (VIE) when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve, or are conducted on behalf of, the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE, the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE.

Through the Collaboration and Marketing Agreement, Radius was determined to be a VIE that the Company does not consolidate as the Company lacks the power to direct the activities that significantly impact the economic success of the VIE. As of September 30, 2023, the Company’s carrying value of the investment in the VIE totaled $0.5 million. The maximum exposure to loss related to the VIE is limited to the carrying value of the Company’s investment. The Company has provided no financing to the VIE other than the contractually required amount.

Other than the aforementioned VIE accounting policy, there have been no significant changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2023, as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023.

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

The Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 reflect the Company’s estimates of the impact of the macroeconomic and geopolitical environment, including the impact of inflation, higher interest rates and foreign exchange rate fluctuations. The duration and scope of these conditions cannot be predicted; therefore, the extent to which these conditions will directly or indirectly impact the Company’s business, results of operations and financial condition is uncertain.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that equate to the amount reported in the condensed consolidated statements of cash flows as of the beginning and end of the three months ended September 30, 2023 (in thousands):

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$108,929	$119,525
Restricted cash	5,856	7,078
Cash, cash equivalents and restricted cash	$114,785	$126,603

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

Note 3.  Balance Sheet Details

Short-term Investments

Short-term investments consisted of the following (in thousands):

	At September 30, 2023
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	less than 3	$47,989	$-	(658)	$47,331
U.S. treasury securities	less than 2	95,929	-	(320)	95,609
Bank certificates of deposit	less than 2	11,300	1	(1)	11,300
Corporate notes	less than 3	22,104	11	(403)	21,712
Asset-backed securities	less than 2	8,613	-	(226)	8,387
Municipal bonds	less than 3	7,634	-	(45)	7,589
Total		$193,569	$12	$(1,653)	$191,928

	At December 31, 2022
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	less than 3	$88,478	$-	$(2,413)	$86,065
U.S. treasury securities	less than 1	52,991	-	(384)	52,607
Bank certificates of deposit	less than 1	17,500	3	(11)	17,492
Corporate notes	less than 3	41,464	-	(978)	40,486
Asset-backed securities	less than 2	21,656	-	(360)	21,296
Municipal bonds	less than 3	15,635	-	(411)	15,224
Total		$237,724	$3	$(4,557)	$233,170

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

The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest expense in the condensed consolidated statements of operations through an allowance for credit losses. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss. Unrealized losses on available-for-sale debt securities as of September 30, 2023 and December 31, 2022 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Further, the Company does not intend to sell these investments prior to maturity and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not record an allowance for credit losses with respect to these investments as of September 30, 2023 and December 31, 2022.

Accounts Receivable, Net

Accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accounts receivable	$40,510	$37,323
Allowance for credit losses	(1,184)	(1,250)
	$39,326	$36,073

The Company’s allowance for credit losses represents management’s estimate of current expected credit losses related to customer receivables. There were immaterial bad-debt write offs charged during the three and nine months ended September 30, 2023.

Additionally, no customers accounted for more than 10% of net accounts receivable as of September 30, 2023 or December 31, 2022.

Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Finished goods	$16,674	$13,742
Work in process	11,470	10,495
Raw material	11,637	13,604
	$39,781	$37,841

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued bonuses	$13,661	$17,219
Accrued vacation benefits	5,032	4,475
Other accrued liabilities	38,041	36,262
	$56,734	$57,956

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		At September 30, 2023
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds (i)	$25,533	$25,533	$-	$-
Available for sale securities:
U.S. government agency bonds (ii)	$47,331	$-	$47,331	$-
U.S. treasury securities (ii)(iii)	127,604	-	127,604	-
Bank certificates of deposit (ii)	11,300	-	11,300	-
Corporate notes (ii)	21,712	-	21,712	-
Asset-backed securities (ii)	8,387	-	8,387	-
Municipal bonds (ii)	7,589	-	7,589	-
Investments held for deferred compensation plans (iv)	10,417	-	10,417	-
Total Assets	$259,873	$25,533	$234,340	$-
Liabilities
Deferred compensation plans (v)	$10,303	$-	$10,303	$-
Total Liabilities	$10,303	$-	$10,303	$-

(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)	One U.S. treasury security totaling $31,995 (in thousands) is included in cash and equivalents on the condensed consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the condensed consolidated balance sheets.
(iv)	Included in deposits and other assets on the condensed consolidated balance sheets.
(v)	Included in other liabilities on the condensed consolidated balance sheets.

		At December 31, 2022
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets

Cash equivalents:
Money market funds (i)	$53,106	$53,106	$-	$-
Available for sale securities:
U.S. government agency bonds (ii)	$86,065	$-	$86,065	$-
U.S. treasury securities (ii)	52,607	-	52,607	-
Bank certificates of deposit (ii)	17,492	-	17,492	-
Corporate notes (ii)	40,486	-	40,486	-
Asset-backed securities (ii)	21,296	-	21,296	-
Municipal bonds (ii)	15,224	-	15,224	-
Investments held for deferred compensation plans (iii)	8,419	-	8,419	-
Total Assets	$294,695	$53,106	$241,589	$-
Liabilities
Deferred compensation plans (iv)	$8,178	$-	$8,178	$-
Total Liabilities	$8,178	$-	$8,178	$-
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)	Included in deposits and other assets on the condensed consolidated balance sheets.
(iv)	Included in other liabilities on the condensed consolidated balance sheets.

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

The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of September 30, 2023 and December 31, 2022.

Convertible Senior Notes

As of September 30, 2023 and December 31, 2022, the fair value of the Company’s 2.75% convertible notes due 2027 (Convertible Notes) was $453.6 million and $331.9 million, respectively. The fair value was determined on the basis of the market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 9, Convertible Senior Notes for additional information.

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

The Company also leases two adjacent facilities and two office suites located in San Clemente, California and a facility in Burlington, Massachusetts. The total leased square footage of the San Clemente facilities equals approximately 113,000 and the leases expire on May 31, 2030. Each San Clemente lease contains an option to extend the lease for one additional five-year period at market rates. The total leased square footage of the Burlington facility is approximately 60,000 square feet, and the lease expires on July 31, 2033. The Burlington facility lease contains an option to extend the lease for one additional five-year period at market rates.

The Company terminated its lease in Waltham, Massachusetts pursuant to a termination agreement during the first quarter of 2022.

The Company’s remaining U.S.-based and foreign subsidiaries’ leased office space totals less than 14,000 square feet.

The following table presents the maturity of the Company’s operating and finance lease liabilities within the condensed consolidated balance sheets:

Maturity of Lease Liabilities	Operating	Finance
(in thousands)	Leases (a)	Leases (b)
Remainder of 2023	$762	$1,268
2024	3,751	5,184
2025	3,684	5,340
2026	3,720	5,500
2027	3,832	5,665
2028	3,928	5,835
Thereafter	32,457	96,057
Total lease payments	$52,134	$124,849
Less: imputed interest	20,560	53,194
Total lease liabilities	$31,574	$71,655
(a)	Operating lease payments include $22.6 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Finance lease payments include $75.8 million related to options to extend lease terms that are reasonably certain of being exercised.

Note 6.   Intangible Assets and Goodwill

Intangible assets

For the three months ended September 30, 2023 and September 30, 2022, amortization expense related to the Company’s finite-lived intangible assets recorded in cost of sales and selling, general and administrative expenses in the condensed consolidated statements of operations was approximately $5.5 million and $0.7 million, respectively, and for the nine months ended September 30, 2023 and September 30, 2022, amortization expense related to the Company’s finite-lived intangible assets recorded in cost of sales and selling, general and administrative expenses in the condensed consolidated statements of operations was approximately $16.6 million and $2.1 million, respectively.

The Company evaluated its indefinite-lived intangible assets for impairment and concluded there were no indicators of impairment as of September 30, 2023.

Goodwill

The assessment of goodwill by reporting unit is performed annually, in the fourth quarter, or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. The Company considered the current and expected future economic and market conditions and its impact on the Company’s reporting unit. Based on interim assessments, the Company did not identify any “triggering” events which would indicate an impairment of goodwill is more likely than not as of September 30, 2023.

The following table presents the composition of the Company’s intangible assets and goodwill (in thousands):

	Weighted-	As of September 30, 2023			As of December 31, 2022
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed technology	11.4	$252,200	(85,147)	167,053	252,200	(68,577)	183,623
Customer relationships	5.0	14,100	(10,869)	3,231	14,100	(8,754)	5,346
Intangible assets subject to amortization		266,300	(96,016)	170,284	266,300	(77,331)	188,969

In-process research and development	Indefinite	$118,900	-	118,900	118,900	-	118,900

Total		$385,200	$(96,016)	$289,184	$385,200	$(77,331)	$307,869

Goodwill	Indefinite	$66,134	-	66,134	66,134	-	66,134

As of September 30, 2023, expected amortization expense for unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Remainder of 2023	$6,228
2024	24,618
2025	22,092
2026	22,092
2027	22,081
Thereafter	73,173
Total amortization	$170,284

Actual amortization expense to be reported in future periods could differ from these estimates as a result of asset impairments, acquisitions, or other facts and circumstances.

Note 7. Revenue from Contracts with Customers

The Company’s net sales are generated primarily from sales of its iStent family of products and sales of Photrexa and associated drug formulations, KXL systems and royalty income. The Company’s customers are primarily comprised of ambulatory surgery centers, hospitals and physician private practices, with distributors being used in certain international locations where the Company currently does not have a direct commercial presence.

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

Revenue is recognized at an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services, and substantially all of the Company’s net sales for the three and nine months ended September 30, 2023 are considered revenue from contracts with customers.

Disaggregation of Revenue

The Company’s revenues disaggregated by product category and geography for the three and nine months ended September 30, 2023 and September 30, 2022 were as follows (in thousands):

	Three Months Ended
	September 30,
	United States		International		Total
	2023	2022	2023	2022	2023	2022

Glaucoma	$38,060	$37,214	$20,280	$16,532	$58,340	$53,746
Corneal Health	17,338	14,992	2,370	2,531	19,708	17,523
Total	$55,398	$52,206	$22,650	$19,063	$78,048	$71,269

	Nine Months Ended
	September 30,
	United States		International		Total
	2023	2022	2023	2022	2023	2022

Glaucoma	$112,765	$109,312	$63,703	$52,047	$176,468	$161,359
Corneal Health	48,227	42,643	7,651	7,633	55,878	50,276
Total	$160,992	$151,955	$71,354	$59,680	$232,346	$211,635

Contract Balances

Contract Assets

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days for glaucoma and corneal health products, though extended payment terms on corneal health products may be offered. However, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of September 30, 2023 and December 31, 2022, substantially all amounts included in accounts receivable, net on the condensed consolidated balance sheets are related to contracts with customers.

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

During the three and nine months ended September 30, 2023 and September 30, 2022, the Company did not recognize any revenue related to material changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

The Company’s net sales within a fiscal year may be impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year. The Company experienced some continuing disruptions to its seasonal patterns in 2022 due to the COVID-19 pandemic. The Company’s revenue patterns were also disrupted in 2022 and the first three quarters of 2023 as a result of the reimbursement cuts enacted by the U.S. Centers for Medicare & Medicaid Services that were effective January 1, 2022.

Note 8.  Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. For periods when the Company realizes a net loss, no common stock equivalents are included in the calculation of weighted average number of dilutive common stock equivalents as the effect of applying the treasury stock method is considered anti-dilutive. For periods when the Company realizes net income, diluted net income per share is calculated by dividing the net income by the weighted average number of common shares plus the sum of the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method. Common stock equivalents are comprised of stock options outstanding and unvested restricted stock units (RSUs) under the Company’s incentive compensation plans and shares issuable under the Company’s Employee Stock Purchase Plan (ESPP). Due to the Company’s net loss position, basic and diluted net loss per share for each of the three and nine months ending September 30, 2023 and September 30, 2022 are the same.

The following potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Convertible senior notes	5,125	5,125	5,125	5,125
Stock options outstanding	2,492	1,677	2,574	2,158
Unvested restricted stock units	748	765	676	917
Employee stock purchase plan	9	12	1	11
	8,374	7,579	8,376	8,211

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

As of September 30, 2023, one of the conditions allowing holders of the Convertible Notes to convert had been met. The trading price of the Company’s common stock remained above 130% of the current $56.10 conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, September 30, 2023 resulting in the right of holders of the Convertible Notes to convert their Convertible Notes during the calendar quarter beginning October 1, 2023, through December 29, 2023 (the last business day of the quarter ending December 31, 2023). Even if holders of the Convertible Notes do not elect to convert their Convertible Notes, the Company may be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current liability rather than long-term liability, which would result in a material reduction of the Company’s net working capital.

Interest expense relating to the Convertible Notes in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and September 30, 2022 is summarized as follows (in thousands):

	Three months ended
	September 30,
	2023	2022
Contractual interest expense	$1,977	$1,977
Amortization of debt issuance costs	343	343
Total interest expense	$2,320	$2,320

	Nine months ended
	September 30,
	2023	2022
Contractual interest expense	$5,930	$5,930
Amortization of debt issuance costs	1,030	1,030
Total interest expense	$6,960	$6,960

The effective interest rate on the Convertible Notes for the three and nine months ended September 30, 2023 and September 30, 2022 was 3.2%.

As of September 30, 2023 and December 31, 2022, the Convertible Notes on the condensed consolidated balance sheets represented the carrying amount of the Convertible Notes, net of unamortized debt issuance costs, which are summarized as follows (in thousands):

	As of	As of
	September 30,	December 31,
	2023	2022
Convertible Notes	$287,500	$287,500
Less: Unamortized debt issuance costs	(5,070)	(6,100)
Carrying amount of Convertible Notes	$282,430	$281,400

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

The capped call transactions are separate transactions that the Company entered into with the Option Counterparties, are not part of the terms of the Convertible Notes and will not change the holders’ rights under the Convertible Notes. As the capped call transactions meet certain accounting criteria, the cost of the capped call transactions of $35.7 million was recorded as a reduction in additional paid-in capital in the consolidated balance sheets and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of September 30, 2023, the Company had not purchased any shares under the capped call transactions.

Note 10.  Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation related to stock options and RSUs in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of sales	$591	$492	$1,579	$1,419
Selling, general and administrative	6,802	6,443	19,868	18,699
Research and development	3,091	2,476	9,094	6,755
Total	$10,484	$9,411	$30,541	$26,873

At September 30, 2023, the total unamortized stock-based compensation expense was approximately $78.9 million, of which $9.4 million and $69.5 million was attributable to stock options and RSUs, respectively. The Company currently issues its annual stock option and RSU grants to eligible employees during the second quarter of each year.

Of the $9.4 million related to stock options, $8.6 million is attributable to time-based stock options and will be recognized over the time-based stock options’ remaining vesting terms of approximately 4.0 years (2.9 years on a weighted average basis). The remaining $0.8 million is attributable to performance-based options and will be recognized over the performance-based stock options’ remaining vesting terms of less than one year (0.6 years on a weighted average basis).

Of the $69.5 million related to RSUs, $69.0 million is attributable to time-based RSUs and will be recognized over the RSUs’ vesting terms of approximately 4.0 years (2.8 years on a weighted-average basis). The remaining $0.5 million is attributable to performance-based RSUs and will be recognized over the performance-based RSUs’ remaining vesting terms of less than one year (0.6 years on a weighted average basis).

The total stock-based compensation cost capitalized in inventory was not material for the three or nine month periods ended September 30, 2023 and September 30, 2022.

Note 11.  Income Taxes

The provision for income taxes is determined using an effective tax rate. For the three and nine months ended September 30, 2023, the Company’s estimated effective tax rate of (0.12)% and (0.90)% were lower than the U.S. federal statutory rate primarily due to the generation of U.S. net operating loss (NOL) and R&D tax credit carryforwards which are partially offset by a valuation allowance, as well as state and foreign income taxes. The effective tax rate may be subject to fluctuations during the year as new information is obtained that may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of NOL carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, expansion of the Company’s taxable presence in domestic and foreign markets, and the amount of valuation allowances against deferred tax assets. For the three and nine months ended September 30, 2023, the Company recorded a provision for income taxes of less than $0.1 million and $0.9 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded a provision for income taxes of $0.2 million and $0.5 million, respectively. For each of the three and nine months ended September 30, 2023 and September 30, 2022, the provision for income taxes was primarily comprised of state and foreign income tax expense, net of release of uncertain tax positions for which the statute of limitations has expired.

Additionally, the Company follows an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. As of September 30, 2023 and December 31, 2022, the Company had gross unrecognized tax benefits of $31.7 million and $29.0 million, respectively.

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

Beginning in 2022, the Tax Cut and Jobs Act of 2017 requires taxpayers to capitalize and amortize R&D expenditures over five years for domestic research and 15 years for foreign research, pursuant to Section 174 of the Internal Revenue Code of 1986, as amended (IRC). There was no material impact to the Company’s provision for income taxes for the three and nine months ended September 30, 2023 as a result of the capitalization.

Note 12.  Commitments and Contingencies

Secured Letters of Credit

The Company has a letter of credit that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account of approximately $5.6 million as of September 30, 2023 and approximately $6.8 million as of December 31, 2022, respectively. Beginning as of the first day of the thirty-seventh month of the lease term (which occurred during 2022), and on each twelve-month anniversary thereafter, the letter of credit may be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

The Company has one other irrevocable standby letter of credit secured with approximately $0.2 million of cash in a restricted account as of September 30, 2023 and December 31, 2022.

Executive Deferred Compensation Plan

Pursuant to the Company’s Deferred Compensation Plan, eligible senior level employees are permitted to make elective deferrals of compensation to which he or she will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of COLIs. The fair value of the Deferred Compensation Plan liability, included in other liabilities on the condensed consolidated balance sheets, was approximately $10.3 million and $8.2 million as of September 30, 2023 and December 31, 2022, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the condensed consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $10.4 million and $8.4 million as of September 30, 2023 and December 31, 2022, respectively.

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

Note 14. Subsequent Events

On October 16, 2023, the Company entered into an Exclusive License Agreement (Stuart License Agreement) with Stuart Therapeutics, Inc. (Stuart), pursuant to which Stuart granted the Company an exclusive, worldwide license to develop and commercialize products incorporating certain of its owned or controlled technologies, including its ST-113 drug compound, that may be utilized to provide neuroprotection in glaucoma. Pursuant to the terms of the Stuart License Agreement, the Company made a one-time upfront payment of $2.0 million to Stuart, and may have ongoing milestone and royalty payment obligations depending on the success of the development, regulatory approval and commercialization of the proprietary technologies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the United States (U.S.) Securities and Exchange Commission (SEC) on February 24, 2023. The discussion and analysis below contains forward-looking statements within the meaning of federal securities laws, and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. See “Note Regarding Forward-Looking Statements” preceding Part I, Item 1 in this Quarterly Report on Form 10-Q.

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

Financial Overview

The most important financial indicators that we use to assess our business are net sales, gross margin, operating expenses, and cash on hand.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Net sales	$78,048	$71,269	$232,346	$211,635
Gross margin	76%	76%	76%	76%
Operating expenses	$87,548	$76,019	$265,740	$208,457

	September 30,	December 31,
	2023	2022
Cash, cash equivalents, short-term investments and restricted cash	$306,713	$359,773

We incurred net losses for the three and nine months ended September 30, 2023 of $30.4 million and $97.9 million, respectively, and incurred net losses of $27.6 million and $67.7 million for the three and nine months ended September 30, 2022 respectively. As of September 30, 2023, we had an accumulated deficit of $562.3 million. Please see Results of Operations and Liquidity and Capital Resources below for a detailed discussion of each of the above items, including an analysis of the fluctuations in such items year-over-year.

Recent Developments

On July 17, 2023, we entered into a collaboration and marketing agreement (Collaboration and Marketing Agreement) with Radius XR, Inc. (Radius), in which we became the exclusive sales agent to market, promote and solicit orders for the Radius XR™ wearable patient engagement and diagnostic system within the United States. Pursuant to the Collaboration and Marketing Agreement, we earn commission payments based on sales of Radius products resulting from our marketing and promotion efforts. In connection with the Collaboration and Marketing Agreement, we entered into a convertible promissory note (Convertible Promissory Note) pursuant to which we agreed to fund Radius up to $5.0 million, based upon the occurrence of certain potential future events. The Convertible Promissory Note bears interest on the outstanding principal at the rate of 5.0% per annum, and the outstanding principal and interest is convertible into preferred stock or capital stock in Radius under certain circumstances. As of September 30, 2023, $0.5 million is outstanding under the Convertible Promissory Notes.

On May 16, 2023, we issued $3.0 million of our common stock in connection with the acquisition of intellectual property rights regarding certain formulations and methods for treating an ophthalmic disorder, including all related patents and patent applications, technology and know-how. We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business. We may have ongoing milestone payments based on achieving certain clinical and regulatory milestones depending on the success of the development and approval of the proprietary technologies. Additionally, if these proprietary technologies are commercialized, we may also have royalty payment and commercial milestone obligations that are determined based upon annual net sales thresholds.

Factors Affecting our Performance

Current Global Economic and Geopolitical Environment

We continue to monitor the impact of various macroeconomic and geopolitical trends on our business, such as high rates of inflation, supply chain disruptions, bank failures, the COVID-19 pandemic and geopolitical instability, including the evolving events in Israel and ongoing conflict in Ukraine. While the specific impact of these factors is not readily determinable, in the past twelve months we have not experienced a material financial statement impact or business disruptions as a result of these negative macroeconomic and geopolitical trends.

However, some of our vendors are continuing to experience supply challenges, both in the acquisition of raw materials as well as due to labor shortages and disruption. As a result of these supply chain challenges we have experienced higher costs for certain components and raw materials. We expect these supply challenges may continue for the remainder of 2023. These challenges have occasionally led to longer lead times for, and delays and partial or unfulfilled deliveries of, certain components needed for the manufacture of our products, in some cases requiring us to find alternative sources for materials. If these delays and partial or unfulfilled deliveries persist, they could impact our ability to ship some of our products to our customers, or bring some of our pipeline products to market, in a timely manner.

For additional information, see the section titled Risks Related to Our Business within Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Reimbursement Rates and Coverage

The U.S. Centers for Medicare & Medicaid Services (CMS) final rules for 2022 Medicare physician fee payment rates for services furnished in both the ambulatory surgery center (ASC) and hospital outpatient settings (2022 Final Rule) took effect on January 1, 2022. Compared to the reimbursement rates in effect for 2021, the 2022 Final Rule contained a significantly lower physician fee related to the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery. The CMS final rule for 2023 Medicare physician fee payment rates (2023 Final Rule) that took effect on January 1, 2023 did not materially modify the 2022 Final Rule for procedures using our iStent family of products. The significant reduction of the physician fee had a negative impact on procedural iStent family product volumes, in conjunction with cataract surgery, in 2022 and the first three quarters in 2023. We expect this negative impact will continue for the remainder of 2023, which may adversely affect our U.S. combo-cataract Glaucoma revenues, gross profit, and net loss to some level, the full extent of which is not known at this time.

On July 13, 2023, CMS published its proposed rules on 2024 Medicare physician fee and facility fee payment rates (2024 Proposed Rule). The 2024 Proposed Rule does not materially modify the 2023 Final Rule with respect to physician fee payment rates for procedures using our iStent family of products but does contain increased facility fee rates for such procedures in both the ASC and hospital setting. The final versions of these proposed CMS rates are expected to be published by the end of the fourth quarter of 2023 with the associated final reimbursement rates effective January 1, 2024. We estimate that approximately 80% of procedures utilizing our trabecular micro-bypass technologies in the U.S. are performed in the ASC setting and the remaining estimated 20% of procedures are performed in the hospital.

In the U.S., healthcare providers use separate billing codes to report the provision of medical procedures and use of supplies to third-party payors, such as government programs or private insurance, and seek reimbursement for all or a portion of those costs. Physician fee payment rates for products covered by temporary Current Procedural Terminology codes are set by the multi-state, regional contractors, or Medicare Administrative Contractors (MACs), of which there are currently seven, that are responsible for administering Medicare claims. MACs have in the past, and may in the future, change coverage terms, and there can be no assurance that coverage and adequate reimbursement will be obtained from, or maintained by, the MACs. In June 2023, five of the seven MACs published proposed local coverage determinations (LCDs) that included reimbursement coverage of iStent infinite, which received FDA clearance in August 2022, and the other two MACs have taken preliminary steps to assess coverage of iStent infinite through temporary local coverage article (LCA) updates. The proposed LCDs released by the five MACs also contained additional rules that would result in certain ophthalmic goniotomy and canaloplasty procedures being categorized as investigational and therefore not covered or reimbursed by Medicare. In October 2023, one of the five MACs released its final LCD, confirming reimbursement coverage of the standalone procedure utilizing the iStent infinite and non-coverage for certain procedures, including the ophthalmic canaloplasty procedure utilizing our iPRIME product. Further, such final LCD indicated that surgical MIGS procedures should not be performed in combination with other MIGS or surgical glaucoma procedures. If the remaining MACs ultimately adopt similar coverage policies, or policies as originally proposed, we may experience a positive impact on sales of certain of our products and an adverse impact on sales of others, the full extent of which is not known at this time.

Commercial Operations and Competitive Dynamics

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

Components of Results of Operations

Net Sales

We currently operate in one reportable segment and net sales are generated primarily from sales of our iStent family of products; sales of Photrexa, other associated drug formulations, and our proprietary bioactivation systems; and royalty income. Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services.

We sell the majority of our products through a direct sales organization in the United States. Internationally, we sell our products primarily through direct sales subsidiaries and through independent distributors in certain countries in which we do not have a direct presence or maintain a modest commercial presence. The primary end-user customers for our products are surgery centers, hospitals and physician private practices.

While net sales may increase as we expand our global sales and marketing infrastructure and continue to increase awareness of our products by expanding our sales base and increasing our marketing and market access efforts, historically our net sales within a fiscal year have been impacted seasonally, as demand for ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year; however, we note that traditional seasonality patterns were disrupted due to COVID-19 in 2020 and 2021. In 2022 and portions of 2023, we have seen the return of some seasonality patterns; for example, during the three months ended September 30, 2023, the Company experienced more pronounced seasonality headwinds in August 2023, offset by strength in July 2023 and September 2023. However, traditional U.S. customer ordering patterns have been disrupted as a result of the CMS reimbursement cuts pursuant to the 2022 Final Rule. CMS physician fee payment rate decreases, which were effective in 2022 and are continuing into 2023, have disrupted traditional customer ordering patterns and have resulted in our customers’ trialing and utilization of competitive products, causing reduced U.S. Glaucoma sales volumes during 2022 and the first three quarters of 2023. Our corneal health sales have experienced sporadic headwinds in recent years due to U.S. commercial payer volatility. We believe investments in our market access organization have been successful in reducing volatility thus far in 2023, however these investments remain early. Additionally, unfavorable foreign exchange rates in certain geographies in which we operate have negatively impacted our sales during the nine months ended September 30, 2023 as well as throughout the majority of 2022. The effect of certain macroeconomic conditions, including higher interest rates and foreign exchange rate fluctuations, on our commercial performance may continue into future reporting periods.

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

We manufacture our iStent family of products at our facility in San Clemente, California and our KXL systems at our manufacturing facilities in Burlington, Massachusetts. We contract with third-party manufacturers in the U.S. and Germany to produce our Photrexa and other associated drug formulations. We currently intend to maintain our manufacturing facilities at our San Clemente and Burlington locations for the foreseeable future.

Due to the relatively low production volumes of our iStent family of products and our KXL systems compared to our potential capacity for those products, a significant portion of our per unit costs is comprised of manufacturing overhead expenses. These expenses include quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management.

Cost of sales has included amortization of the $252.2 million developed technology intangible assets. For each of the three months ended September 30, 2023 and September 30, 2022, the amortization expense was $5.5 million and for each of the nine months ended September 30, 2023 and September 30, 2022, the amortization expense was $16.6 million.

Our future gross profit as a percentage of net sales, or gross margin, will be impacted by numerous factors including commencement of sales of products in our pipeline, or any other future products, which may have higher pricing, or conversely, higher product costs. Our gross margin will also be affected by manufacturing or supply chain disruptions or inefficiencies that we may experience as we attempt to manufacture our products on a larger scale, manufacture new products and change our manufacturing capacity, processes, or output. Additionally, our gross margin will continue to be affected by royalty expenses on current or future products associated with various licensing agreements. Our gross margin in future periods may also be impacted by other factors adversely affecting our net sales in future periods, such as the potential impact of government pricing programs and reductions of payment rates for certain of our products and related services, and inflationary pressures.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses primarily consist of personnel-related expenses, including salaries, sales commissions, bonuses, fringe benefits and stock-based compensation for our executive, sales, marketing, market access, financial, legal, and other administrative functions. Other significant SG&A expenses include marketing programs; advertising; post-approval clinical studies; conferences and congresses; travel expenses; costs associated with obtaining and maintaining our patent portfolio; professional fees for accounting, auditing, consulting and legal services; costs associated with our global enterprise systems and information technology infrastructure; and allocated facility expenses.

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

Research and Development

Our R&D activities primarily consist of new product development projects, pre-clinical studies, IDE and IND studies, and other clinical trials. Our R&D expenses primarily consist of personnel-related expenses, including salaries, fringe benefits and stock-based compensation for our R&D employees; research materials; supplies and services; in-licenses, including event-based milestones; and the costs of conducting clinical studies, which include payments to investigational sites and investigators, clinical research organizations, consultants, and other outside technical services and the costs of materials, supplies and travel. We expense R&D costs as they are incurred. We expect our R&D expenses to continue to increase as we initiate and advance our development programs, including our expanding surgical and pharmaceutical development efforts and clinical trials across the glaucoma, corneal health and retinal disease spectrums.

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

Litigation-related Settlement

Pursuant to the terms of a settlement agreement dated September 14, 2021, Ivantis, Inc. paid us $30.0 million during the nine months ended September 30, 2022. This cash payment is included in litigation-related settlement as a reduction of operating expenses on the condensed consolidated statement of operations.

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

Income Taxes

Our tax provision is primarily comprised of state and foreign income taxes offset by release of uncertain tax positions for which the statute of limitations has expired. Our net deferred tax liability of $7.2 million at September 30, 2023 represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets. We continue to provide a full valuation allowance against our other net deferred tax assets.

We record reserves for uncertain tax positions where we believe the ability to sustain the tax position does not reach a more likely than not threshold.

Results of Operations

Comparison of Three Months Ended September 30, 2023 and September 30, 2022 (in thousands):

	Three Months Ended
	September 30,		% Increase
(dollars in thousands)	2023	2022	(decrease)
Statements of operations data:
Net sales	$78,048	$71,269	10%
Cost of sales	18,510	16,861	10%
Gross profit	59,538	54,408	9%
Operating expenses:
Selling, general and administrative	54,247	47,149	15%
Research and development	33,301	28,870	15%
Total operating expenses	87,548	76,019	15%
Loss from operations	(28,010)	(21,611)	30%
Total non-operating expense, net	(2,397)	(5,718)	(58)%
Income tax provision	37	247	(85)%
Net loss	$(30,444)	$(27,576)	10%

Net Sales

Net sales for the three months ended September 30, 2023 and September 30, 2022 were $78.0 million and $71.3 million, respectively, increasing by approximately 10%.

Net sales of glaucoma products in the United States were $38.1 million and $37.2 million for the three months ended September 30, 2023 and September 30, 2022, respectively, increasing by 2%. This increase is primarily due to higher volumes sold of our iStent family of products, including iStent infinite.

International sales of glaucoma products for the three months ended September 30, 2023 and September 30, 2022 were $20.3 million and $16.5 million, respectively, increasing by 23%. The increase in international sales reflects continued broad-based growing volume in many key international markets for glaucoma procedures, the dollar-based results of which were modestly affected by favorable foreign exchange rates, primarily related to the Euro, during the quarter ended September 30, 2023, as compared to the quarter ended September 30, 2022. International sales of glaucoma products increased by 20% in local currencies during quarter ended September 30, 2023, as compared to the quarter ended September 30, 2022.

Net sales of corneal health products were $19.7 million and $17.5 million for the quarter ended September 30, 2023 and September 30, 2022, respectively, increasing by 12%. Of the $2.2 million increase in net sales generated by our corneal health products, $2.6 million related to an increase in U.S. net sales of Photrexa using direct sales operations, which was positively impacted by higher realized average sales prices of Photrexa along with increases in sales to existing customers and new account starts, partially offset by a $0.2 million decrease in net sales related to U.S. corneal health devices. Our international corneal health sales decreased $0.2 million from net sales in countries outside the U.S. during the quarter ended September 30, 2023 as compared to the three months ended September 30, 2022.

Cost of Sales

Cost of sales for the three months ended September 30, 2023 and September 30, 2022 were $18.5 million and $16.9 million, respectively. Our gross margin was 76% for each of the three months ended September 30, 2023 and September 30, 2022.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended September 30, 2023 and September 30, 2022 were $54.2 million and $47.1 million, respectively.

Of the total $54.2 million, we incurred approximately $33.8 million of costs associated with commercial personnel and discretionary spending during the three months ended September 30, 2023 as compared to $29.8 million during the three months ended September 30, 2022, with the increase primarily due to compensation and related employee expenses associated with growth in our commercial infrastructure in glaucoma and corneal health, along with increased travel, meetings and accompanying costs as business activities have expanded. We also incurred approximately $20.5 million of costs associated with general and administrative personnel and discretionary spending during the three months ended September 30, 2023 as compared to $17.3 million during the three months ended September 30, 2022, with the change primarily associated with increased expenses related to our ongoing administrative and support functions, inclusive of information technology and allocated facilities expenses.

Research and Development Expenses

R&D expenses for the three months ended September 30, 2023 and September 30, 2022 were $33.3 million and $28.9 million, respectively.

During the three months ended September 30, 2023, we incurred $21.3 million in core R&D expenses and $12.0 million in clinical expenses, comprised of $19.3 million in compensation and related employee expenses with the remaining $14.0 million spent on the continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as iDose; Epioxa, a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (also referred to as “epi-on”); and our earlier stage programs for glaucoma, corneal, retinal and other therapeutic investments. For the three months ended September 30, 2022, we incurred $18.7 million in core R&D expenses and $10.2 million in clinical expenses, comprised of $16.0 million in compensation and related employee expenses with the remaining $12.9 million spent on the above-mentioned programs.

Non-Operating Expense, Net

We had non-operating expense, net of $2.4 million and $5.7 million for the three months ended September 30, 2023 and September 30, 2022, respectively. The $3.3 million decrease primarily relates to recognition of lower unrealized foreign currency losses due to intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates, as compared to the three months ended September 30, 2022, as well as from increased interest income earned on investments as compared to the three months ended September 30, 2022.

Income Tax Provision

Our effective tax rate for the third quarter of 2023 and 2022 was (0.12)% and (0.90)%, respectively. For the three months ended September 30, 2023, we recorded a provision for income taxes of less than $0.1 million, which was primarily comprised of state and foreign income tax expense offset by release of uncertain tax positions for which the statute of limitations has expired. For the three months ended September 30, 2022, we recorded a provision for income taxes of $0.2 million, which was primarily comprised of current state and foreign income tax expense.

Comparison of Nine Months Ended September 30, 2023 and September 30, 2022 (in thousands):

	Nine Months Ended
	September 30,		% Increase
(dollars in thousands)	2023	2022	(decrease)
Statements of operations data:
Net sales	$232,346	$211,635	10%
Cost of sales	56,684	51,757	10%
Gross profit	175,662	159,878	10%
Operating expenses:
Selling, general and administrative	161,034	140,998	14%
Research and development	101,706	87,459	16%
Acquired in-process research and development	3,000	10,000	(70)%
Litigation-related settlement	-	(30,000)	(100)%
Total operating expenses	265,740	208,457	27%
Loss from operations	(90,078)	(48,579)	85%
Total non-operating expense, net	(6,931)	(18,688)	(63)%
Income tax provision	873	468	87%
Net loss	$(97,882)	$(67,735)	45%

Net Sales

Net sales for the nine months ended September 30, 2023 and September 30, 2022 were $232.3 million and $211.6 million, respectively, increasing by approximately 10%.

Net sales of glaucoma products in the United States were $112.8 million and $109.3 million for the nine months ended September 30, 2023 and September 30, 2022, respectively, increasing by 3%. This increase is primarily due to higher volumes sold of our iStent family of products, including iStent infinite.

International sales of glaucoma products for the nine months ended September 30, 2023 and September 30, 2022 were $63.7 million and $52.0 million, respectively, increasing by 22%. The increase in international sales reflects continued broad-based growing volume in many key international markets for glaucoma procedures, the dollar-based results of which were substantially affected by unfavorable foreign exchange rates, primarily related to the Japanese Yen, Australian Dollar and Canadian Dollar, during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. International sales of glaucoma products increased by 25% in local currencies during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Net sales of corneal health products were $55.9 million and $50.3 million during the nine months ended September 30, 2023 and September 30, 2022, respectively, increasing by 11%. Of the $5.6 million increase in net sales generated by our corneal health products, $6.0 million related to an increase in U.S. net sales of Photrexa using direct sales operations, which was positively impacted by higher realized average sales prices of Photrexa along with increases in sales to existing customers and new account starts. The overall increase was offset by a decrease in U.S. device revenues of approximately $0.5 million due to decreased sales volume relative to the prior comparative period, as well as a decrease of approximately $0.1 million from net sales in countries outside the U.S. during the nine months ended September 30, 2023.

Cost of Sales

Cost of sales for the nine months ended September 30, 2023 and September 30, 2022 were $56.7 million and $51.8 million, respectively. Our gross margin was 76% for each of the nine months ended September 30, 2023 and September 30, 2022, respectively.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2023 and September 30, 2022 were $161.0 million and $141.0 million.

Of the total $161.0 million, we incurred approximately $100.5 million of costs associated with commercial personnel and discretionary spending during the nine months ended September 30, 2023 as compared to $92.1 million during the nine months ended September 30, 2022, with the increase primarily due to compensation and related employee expenses associated with our commercial infrastructure in glaucoma and corneal health, along with increased travel, meetings and accompanying costs as the volume of business activities have expanded. We also incurred approximately $60.5 million of costs associated with general and administrative personnel and discretionary spending during the nine months ended September 30, 2023 as compared to $48.9 million during the nine months ended September 30, 2022, with the change primarily associated with increased expenses related to our ongoing administrative and support functions, inclusive of information technology and allocated facilities expenses.

Research and Development Expenses

R&D expenses for the nine months ended September 30, 2023 and September 30, 2022 were $101.7 million and $87.5 million, respectively.

During the nine months ended September 30, 2023, we incurred $62.1 million in core R&D expenses and $39.6 million in clinical expenses, comprised of $56.9 million in compensation and related employee expenses with the remaining $44.8 million spent on the continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as iDose; Epioxa, a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (also referred to as “epi-on”); and our earlier stage programs for glaucoma, corneal, retinal and other therapeutic investments. R&D expenses during the nine months ended September 30, 2023 also included a $3.2 million payment associated with our New Drug Application for iDose submitted to the U.S. Food and Drug Administration (FDA). For the nine months ended September 30, 2022, we incurred $55.2 million in core R&D expenses and $32.3 million in clinical expenses, comprised of $46.3 million in compensation and related employee expenses with the remaining $41.2 million spent on the abovementioned programs.

Acquired In-Process Research and Development Expenses

In the nine months ended September 30, 2023, we issued $3.0 million of our common stock in connection with the acquisition of intellectual property rights regarding certain formulations and methods for treating an ophthalmic disorder, including all related patents and patent applications, technology and know-how. In the nine months ended September 30, 2022, we made a $10.0 million upfront payment in connection with an exclusive licensing agreement, under which we were granted a global exclusive license to proprietary technologies, including certain compositions that may be utilized in the treatment of keratoconus.

Litigation-related Settlement

The $30.0 million cash payment from the settlement agreement with Ivantis, Inc. received during the nine months ended September 30, 2022 is included in litigation-related settlement as a reduction of operating expenses on the condensed consolidated statements of operations.

Non-Operating Expense, Net

We had non-operating expense, net of $6.9 million and $18.7 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The $11.8 million decrease primarily relates to recognition of lower unrealized foreign currency losses due to intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates, as compared to the nine months ended September 30, 2022, as well as from increased interest income earned on investments as compared to the nine months ended September 30, 2022.

Income Tax Provision

Our effective tax rate for the nine months ended September 30, 2023 and September 30, 2022 was (0.90)% and (0.70)%, respectively. For the nine months ended September 30, 2023 and September 30, 2022, we recorded a provision for income taxes of $0.9 million and $0.5 million, respectively, which was primarily comprised of state and foreign income tax expense offset by release of uncertain tax positions for which the statute of limitations has expired.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, and generally cash generated from operating, financing and investing activities. Our primary uses of cash have been for commercial activities, research and development programs, general and administrative expenses, and capital expenditures.

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$108,929	$119,525
Short-term investments	191,928	233,170
Accounts receivable, net	39,326	36,073
Inventory	39,781	37,841
Accounts payable	10,413	14,403
Accrued liabilities	56,734	57,956
Working capital (1)	332,382	371,500
(1)	Working capital consists of total current assets less total current liabilities per our condensed consolidated balance sheets.

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

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

Our cash, cash equivalents and short-term investments totaled approximately $300.9 million and our restricted cash totaled approximately $5.9 million as of September 30, 2023.

Senior Convertible Notes

Our Convertible Notes may be converted at the option of the holders at the times and under the circumstances and at the conversion rate described in Note 9. Convertible Senior Notes of the notes to our condensed consolidated financial statements. The conditions allowing holders of the Convertible Notes to convert are measured each quarter. As of September 30, 2023, one of the conditions allowing holders of the Convertible Notes to convert had been met. The trading price of our common stock remained above 130% of the current $56.10 conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, September 30, 2023, resulting in the right of holders of the Convertible Notes to convert their Convertible Notes during the calendar quarter beginning October 1, 2023, through December 29, 2023 (the last business day of the quarter ending December 31, 2023). Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. Settling all or a portion of the conversion obligation in cash could adversely affect our liquidity. In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we may be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current liability rather than long-term liability, which would result in a material reduction of our net working capital.

We may seek to obtain additional financing in the future through other debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all and although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations.

Short-term Liquidity Requirements

Our short-term liquidity requirements primarily consist of regular operating costs, interest payments related to our Convertible Notes, R&D project funding, capital expenditures as we continue the development of our manufacturing facilities and office spaces, operating and financing lease obligations and other firm purchase commitments. As of September 30, 2023, we had net working capital of $332.4 million, which indicates that our current assets are sufficient to cover our short-term liabilities.

Long-term Liquidity Requirements

Our long-term liquidity requirements primarily consist of interest and principal payments related to our Convertible Notes, capital expenditures for the development of our manufacturing facilities and office spaces, firm purchase commitments and potential payments in connection with our Collaboration and Marketing Agreement with Radius. As demand grows for our products, we will continue to expand global operations to meet demand through investments in our manufacturing capabilities.

Cash Flows

Our historical cash outflows have primarily been associated with cash used for operating activities such as the expansion of our commercial and R&D activities; purchase of and growth in inventory and other working capital needs; the acquisition of intellectual property; and expenditures related to equipment and improvements used to increase our manufacturing capacity and improve our manufacturing efficiency and for overall facility expansion.

The following table is a condensed summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(47,093)	$(28,947)
Investing activities	27,016	28,124
Financing activities	7,739	5,722
Exchange rate changes	520	(1,927)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(11,818)	$2,972

At September 30, 2023, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the nine months ended September 30, 2023, our operating activities used $47.1 million in net cash and in the nine months ended September 30, 2022 our operating activities used $28.9 million of net cash.

For the nine months ended September 30, 2023, our net cash used in operating activities reflected our net loss of $97.9 million, adjusted for non-cash items of $66.0 million, primarily consisting of stock-based compensation expense of $30.5 million, depreciation of $6.5 million, amortization of intangible assets of $18.7 million, and noncash lease expense of $3.2 million. Additionally, changes in operating assets and liabilities were $15.2 million, which resulted primarily from increases in accounts receivable of $3.5 million, an increase in inventory of $2.9 million, and an increase in prepaid expenses and other current assets of $2.4 million, and a decrease in accounts payable and accrued liabilities of $6.1 million.

For the nine months ended September 30, 2022, our net cash used in operating activities reflected our net loss of $67.7 million (which included the $30.0 million payment received by Ivantis, Inc.), adjusted for non-cash items of $59.5 million, primarily consisting of stock-based compensation expense of $26.9 million, depreciation of $4.7 million, amortization of intangible assets of $18.7 million, and amortization of lease right-of-use assets of $3.4 million. Additionally, changes in operating assets and liabilities were $20.7 million, which resulted primarily from increases in accounts receivable of $3.1 million, an increase in inventory of $11.9 million, and an increase in prepaid expenses and other current assets of $3.4 million, as well as an increase in other assets of $0.5 million, and a decrease in accounts payable and accrued liabilities of $1.8 million.

Investing Activities

In the nine months ended September 30, 2023 and September 30, 2022 our investing activities provided $27.0 million and $28.1 million of net cash, respectively.

For the nine months ended September 30, 2023, we used cash of approximately $193.5 million for purchases of short-term investments, approximately $16.0 million for purchases of property and equipment, primarily related to our facilities in Aliso Viejo, California; and San Clemente, California; and approximately $2.1 million related to investments in company-owned life insurance, and we received cash of approximately $238.7 million from sales and maturities of short-term investments.

For the nine months ended September 30, 2022, we used cash of approximately $47.3 million for purchases of short-term investments, approximately $22.0 million for purchases of property and equipment, primarily related to our facilities in Aliso Viejo, California; Burlington, Massachusetts; and San Clemente, California; and approximately $0.2 million related to investments in company-owned life insurance, and we received cash of approximately $97.5 million from sales and maturities of short-term investments..

We expect our increased levels of capital expenditures to begin moderating over the next twelve months as we near completion of the expansion of our manufacturing capacity for production of current and new products and improvement of our manufacturing efficiency.

Financing Activities

In the nine months ended September 30, 2023 and September 30, 2022, our financing activities provided $7.7 million and $5.7 million of net cash, respectively.

For the nine months ended September 30, 2023, we received $12.9 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan, used $4.6 million for payment of employee taxes related to restricted stock unit vesting and paid $0.4 million in principal on our finance lease.

For the nine months ended September 30, 2022, we received $8.5 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan and used $2.4 million for payment of employee taxes related to restricted stock unit vesting.

Material Cash Requirements

There have been no material changes to our material cash requirements, including commitments for capital expenditures and known contractual and other obligations, as of September 30, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023.

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

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023. There have been no material changes to our critical accounting policies and estimates as disclosed therein, during the nine months ended September 30, 2023, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our third fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item IA of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, which was filed with the United States (U.S.) Securities and Exchange Commission (SEC) on August 2, 2023. These risks and uncertainties are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements preceding Part I, Item 1 in this Quarterly Report on Form 10-Q.

Risks Related to Our Business

The reduced reimbursement rates established by CMS have impacted, and may continue to materially and adversely impact, our business operations and financial results.

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

Unfavorable global and regional conditions have adversely affected, and could in the future materially and adversely affect, our business, results of operations, financial condition, liquidity, and cash flows.

Recent geopolitical conflicts, natural disasters and the COVID-19 pandemic have led to or exacerbated certain unfavorable global and regional macroeconomic conditions, including inflation, volatility in the financial and credit markets, higher interest rates and capital costs, labor shortages, increased energy costs, and currency fluctuations, which have had, and could continue to have, an adverse effect on the global economy, the regional economies that we serve and our business, results of operations, financial condition, liquidity and ability to access our existing cash, cash equivalents and investments. If banks and other financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash and cash equivalents to the extent those funds are not insured or otherwise protected by the FDIC. Continuation or worsening of these unfavorable global and regional conditions could have a material adverse effect on our operations and cause us to need to seek additional capital.

Public health crises, such as the COVID-19 pandemic, have adversely affected, and could in the future adversely affect, our business, results of operations, financial condition, liquidity, and cash flows.

We are subject to risks associated with public heath crises, including those related to the COVID-19 pandemic. The COVID-19 pandemic has had, and could continue to have, an adverse effect on our business, results of operations, financial condition, liquidity and cash flows. Other future public health crises may also have a negative impact on our business. In particular, we have experienced, and may in the future experience, financial or operational impacts as a result of COVID-19 or other public health crises which may be material, including:

●	Impacts or delays to our product development efforts or regulatory clearances and approvals;
●	Costs associated with protecting the health of our employees and adhering to any guidance or orders of various governmental authorities, such as masking, testing, and social distancing requirements;
●	Risks associated with remote work, including increased cybersecurity risk;
●	Widespread staffing shortages and turnover, including in ambulatory surgery centers, and mandatory and voluntary quarantining, which may impact elective procedures;
●	Outbreaks of disease in our facilities, which could require us to temporarily shut down manufacturing operations or cause a disruption to, or shortage in, our workforce;
●	Patient reluctance to seek primary care from optometrists and ophthalmologists or undergo medical procedures during or following outbreaks of disease;
●	Delays in shipments of our products, which could harm our customer relations and adversely impact our competitive positioning and sales, including as a result of longer lead times, delays, higher prices and unfulfilled deliveries of our supply chain and development partners, each of which we continued to experience in 2023 and anticipate will continue into the near future;
●	Restrictions on our personnel’s ability to access customers and clinical sites for training and support;
●	Challenges to our capacity to manufacture, sell and support the use of our products; and
●	Volatility in credit or financial markets.

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

If the supply and/or manufacture of our principal revenue-producing products, the iStent family of products, and our Photrexa therapies, is materially disrupted, it may adversely affect our ability to manufacture products and could reduce our gross margins and negatively affect our operating results.

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

Additionally, we rely on a limited number of third-party suppliers, in some cases sole suppliers, to supply components for the iStent, the iStent inject models, the iStent infinite and our other pipeline products, including the iDose TR, which has not yet been approved by the FDA. If any one or more of our suppliers cease to provide us with sufficient quantities of components or drugs in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our domestic and international quality control standards and regulatory requirements including the FDA’s Quality System Regulation, the European

Union’s Medical Device Directive and Medical Device Regulation, and Current Good Manufacturing Practices regulations, we may be unable to obtain components or quickly engage replacement suppliers, if our component suppliers are found to be in violation of such standards, which could delay or impact our business, including regulatory approval timelines. If our manufacturing facilities or those of any of our component suppliers or contract facilities are found to be in violation of applicable laws and regulations or fail to adequately remediate any issues discovered during an audit, the FDA or other regulatory bodies could take enforcement action. Even if we were able to identify and qualify a suitable second source to replace one of our key suppliers, if necessary, that replacement supplier would not have access to our previous supplier’s proprietary processes, which could result in significant delay. Despite our efforts to maintain an adequate supply of inventory, the loss of these suppliers, or their inability to provide us with an adequate supply of components or products, could cause delay in the manufacture of our products, thereby impairing our ability to meet the demand of our customers and causing significant harm to our business. Any disruption of this nature or increased expense could harm our commercialization efforts and adversely affect our operating results.

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

Since the Company’s inception in 1998, we have incurred significant operating losses. As of September 30, 2023, we had an accumulated deficit of approximately $562.3 million, principally comprised of costs incurred in our clinical trial, research and development (R&D) programs, our selling, general and administrative expenses, and from amortization expense related to our developed technology intangible assets included in cost of sales. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering, the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities, cash generated from commercial operations and the issuance of the Company’s 2.75% convertible notes due 2027 (Convertible Notes). To implement our global business strategies we have made, and expect to continue to make, significant investments in R&D activities, clinical studies, expanding our manufacturing capabilities, growing our sales and marketing organization, enforcing or defending our intellectual property rights, acquiring companies or in-license products and intellectual property, building our general and administrative infrastructure, and obtaining regulatory clearance or approval to commercialize our existing products in international markets or products under development globally. As a result, we expect our expenses will continue to increase as we pursue these objectives. While we believe we have sufficient cash to fund our operations for at least the next 12 months from the date our condensed consolidated financial statements for the three months ended September 30, 2023 are made publicly available, our ability to reach sustained profitability and generate positive cash flow in the future is highly uncertain.

Additionally, our net sales may experience volatility due to a number of factors, many of which are beyond our control, including, among other things, fluctuating demand, pricing pressures applicable to our products, changes in foreign currency exchange rates, Medicare payment rates established by CMS or MACs, commercialization of our new and existing products and the marketing of competitive products, results of clinical research and trials, regulatory approval requirements and timings, legislative changes affecting our products, variances in the sales terms, an increase in demand for our patient assistance and/or free drug programs, supply chain and inventory management, shortage of raw materials, timing or volume of customer orders and the length of our sales cycle, which varies and may be unpredictable. As a result, you should not rely solely on our results in any past period as an indication of future results and you should anticipate that fluctuations in our quarterly and annual operating results may continue and could generate volatility in the price of our common stock. We believe that quarterly comparisons of our financial results should not be relied upon as an indication of our future performance.

Our success depends on our ability to continue to generate sales of our commercialized products and develop and commercialize additional products, which we may not be able to accomplish.

Our primary sales-generating commercial products have been the iStent, the iStent inject and its successor, the iStent inject W, as well as our Photrexa therapies, which we acquired in connection with our acquisition of Avedro, Inc. (Avedro) in 2019. While we expect to continue to derive a significant portion of our net sales from the iStent, the iStent inject models, the iStent infinite and the Photrexa therapies it is important that we continue to build a more complete product offering. Developing additional products is expensive and time-consuming. Even if we are successful in developing our additional pipeline products, the success of our new product offerings is inherently uncertain and our products may not receive regulatory approval, may receive approval that requires restrictive labeling, or may not be profitable. Any current or new products could also quickly be rendered obsolete by changing customer preferences, third party payor reimbursement levels, or the introduction of competing products that (i) embody superior technologies, features, safety, quality or efficacy, (ii) reflect a broader label indication, or (iii) are available at lower prices. Our competitors include large publicly traded companies or divisions thereof and have more resources, greater name recognition, longer operating histories, more established relationships with healthcare professionals, customers and third-party payors, broader products lines, more established sales and marketing programs and distribution networks, and greater experience in obtaining regulatory clearance or approval. Additionally, the period of orphan drug exclusivity with respect to our Photrexa pharmaceutical therapy expired in April 2023, which could allow competitive products to enter that market. Our research programs, which are expensive and time-intensive, may fail to yield product candidates for clinical development despite showing initial promise. If we are unable to successfully commercialize additional products, our business prospects would be materially affected.

As our growth strategy turns increasingly global, we are, and will continue to be, subject to a variety of risks associated with our international operations, which could adversely impact our results of operations and financial condition.

Our existing foreign operations, as well as our planned international growth, expose us to additional uncertainty and risks beyond regulatory authorization and reimbursement levels. We sell our products through direct sales organizations and a network of third-party distribution partners in other markets. These international operations expose us and our subsidiaries and third-party distributors to a variety of risks including, without limitation, the following:

●	different, and in some cases more exacting and lengthy, regulatory approval processes, regulations and laws, and pricing and reimbursement systems applicable to us, our suppliers and distributors;
●	reduced or varied protection for intellectual property rights or difficulties enforcing our intellectual property rights and defending against third-party threats and intellectual property enforcement actions against us, our distributors, or any of our third-party suppliers;
●	pricing pressure or longer sales and payment cycles;
●	different competitive dynamics, including smaller market sizes, which we may not be able to fully appreciate before entering certain foreign markets;
●	a shortage of qualified sales personnel and distributors;
●	the challenges of managing foreign operations;
●	relative disadvantages compared to competitors with more recognizable names, longer operating histories and better established distribution networks and customer relationships;
●	political and economic instability, international terrorism and anti-U.S. sentiment, or the imposition of U.S. or international sanctions that could restrict or prohibit continued business;
●	changes in duties and tariffs, license obligations, importation laws and other non-tariff barriers to trade;
●	scrutiny of foreign tax authorities that could result in significant fines, penalties and additional taxes;
●	different cultural norms which may impact how business is conducted;
●	laws and business practices favoring local companies;
●	difficulties in maintaining consistency and compliance with our internal guidelines;
●	difficulties in enforcing agreements and collecting receivables through foreign legal systems;
●	risks of money laundering, bribery and corruption practices, off-label promotion or breach of sanction regulations by our personnel or distributors, which may be difficult for us to discover or prevent;
●	failures by our third-party partners to properly assist us with local guidance on operations, financial and other reporting, accounting, tax, payroll, legal and regulatory matters; and
●	costly and complex export requirements and restrictions, particularly relating to technology.

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

We have benefited substantially from the leadership and performance of our senior management and other key employees. For example, our chief executive officer, as well as other key members of our senior management, has experience successfully developing novel technologies and scaling early-stage medical device and pharmaceutical companies to achieve profitability. We also rely on our qualified sales representatives and on consultants and advisors in our research, operations, clinical and commercial efforts to grow our business, develop and commercialize new products and implement our business strategies. Our success will depend on our ability to retain our current management and key employees, consultants and advisors, and to attract and retain qualified personnel in the future, including by providing competitive compensation and benefit programs, flexible work arrangements, career advancement prospects and sufficient opportunities to develop leadership, managerial and other valuable skills. The loss of services of these personnel, which could occur without notice and without cause, could prevent or delay our growth plans and the implementation of our strategic objectives, or divert management’s attention to seeking qualified replacements. Our U.S. employees, including our senior management, are not subject to non-competition agreements. Accordingly, the adverse effect of losing key personnel could be compounded by our inability to prevent them from competing with us.

We have and may continue to enter into acquisitions, collaborations, in-licensing agreements, joint ventures, alliances or partnerships with third parties that could fail.

We have and may continue to enter into acquisitions, collaborations, in-licensing agreements, joint ventures and partnerships in order to retain our competitive position within the marketplace, develop new products or expand into new markets. Examples include our acquisitions of DOSE Medical and Avedro, as well as our licensing of Santen’s PRESERFLO® Microshunt® (Preserflo MicroShunt), the Intratus drug delivery platform and the Attillaps, iVeena and Stuart pharmaceutical compounds and our collaboration agreement with Radius XR to market its wearable patient engagement and diagnostic system. However, we cannot assure you that we will be able to successfully complete any future acquisition we may pursue, or that we will be able to successfully integrate any acquired business, product or technology in a cost-effective and non-disruptive manner. Our future successes will depend, in part, on our ability to manage an expanded business, which may pose substantial challenges for our management, such as increased costs and complexity. There can be no assurances that we will be successful in managing such expanded business or that we will realize the expected economies of scale, synergies and other benefits currently anticipated from recent or future acquisitions or strategic transactions. Additionally, these collaborations, joint ventures, and partnerships may fail to result in any commercialized product, including due to delays in or failures to obtain regulatory approvals, such as the failure to receive approval of the PreserFlo MicroShunt in the U.S., and could require us to invest a substantial amount of resources only to ultimately change regulatory strategies or to fail. In addition, these arrangements may be terminated before we are able to realize net sales to sufficiently cover the costs associated therewith, which could materially impact our business. We cannot assure you that any such transaction would result in the benefits expected from the transaction, including revenue growth, increased profitability or an enhancement in our business prospects. Further, pursuing acquisitions, collaborations, in-licensing agreements, joint ventures, alliances or partnerships with third parties, whether or not completed, is costly and time-consuming and could distract Company management from the operation of the business, which could negatively impact our operating results.

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

In the event the conditional conversion feature of the Convertible Notes is triggered, as it was for the quarter ended September 30, 2023, holders of the Convertible Notes will have the option to convert the Convertible Notes at any time during specified periods. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

The process of obtaining clearances or approvals to market our products can be expensive and lengthy, and we cannot guarantee that our current products will receive approval for additional indications or that our future products will receive clearance or approval on a timely basis, or without restrictions, if at all. Additionally, based upon a recent FDA determination, our pipeline products that are determined to be drug-device combination products, such as our iDose TR product, will require review and coordination by each of FDA’s drug and device centers prior to approval, which may delay approval. In some instances, we or our partners have pursued, and may in the future pursue, a regulatory clearance or approval that proves unsuccessful, such as the FDA’s recent failure to approve the PreserFlo Microshunt in the U.S. and our recent determination to conduct a second pivotal confirmatory study of our Epioxa pharmaceutical therapy based on recommendations from the FDA in pre-NDA submission meetings. When this occurs, the time and financial resources required to obtain FDA or other regulatory approval may substantially increase or new competitive products could reach the market faster than our product candidate, which could materially adversely impact our competitive position and prospects. We cannot assure you that we will receive the requisite approvals to sell our product candidates on our anticipated timeline or at all.

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

In addition to uncertainties surrounding coverage policies, there are uncertainties regarding appropriate reimbursement for the procedures associated with our new products like iAccess, a precision blade, iPRIME, a viscoelastic delivery system, and iStent infinite as well as sporadic volatility in reimbursement levels of existing products, including our Photrexa therapy. The demand for, and the profitability of, our products could be materially harmed if the Medicaid program, Medicare program, other healthcare programs in the U.S. or elsewhere, or third party commercial payors in the U.S. or elsewhere, deny reimbursement for our products, limit the indications for which our products will be reimbursed, are unclear on appropriate reimbursement codes or provide reimbursement only on unfavorable terms. For example, in June 2023 five MACs, which set physician fee payment rates for products covered by temporary CPT Category III codes, published proposed local coverage determinations (LCDs) that deemed certain ophthalmic procedures, including the procedures using our iAccess and iPRIME products, investigational and therefore not covered by Medicare and not reimbursed. In October 2023, one of the five MACs confirmed its non-coverage for certain procedures, including the ophthalmic canaloplasty procedure utilizing our iPRIME product. Further, such final LCD indicated that surgical MIGS procedures should not be performed in combination with other MIGS or surgical glaucoma procedures. If the remaining MACs ultimately adopt similar coverage policies, or policies as originally proposed, we may experience an adverse impact on the sales of certain of our products, the full extent of which is not known at this time. Also, when procedures associated with our products transition from temporary CPT Category III codes to permanent CPT Category I codes, the physician and facility reimbursement levels associated with the procedures using these products could be decreased, such as the decreased payment rates for procedures using our iStent-related products, in conjunction with cataract surgery, established by CMS for 2022 and 2023, as discussed earlier in these Risk Factors under the heading “Risks Related to Our Business.” Even when a permanent billing code has been assigned to a product, there is no guarantee that coverage will be provided. If we are unable to maintain our existing codes or obtain new permanent codes for procedures using our products, use existing codes for new products or obtain new reimbursement codes for our products in development, we may be subject to significant pricing pressure, that could harm our business, results of operations, financial condition and prospects. In the foreign markets in which we operate, different pricing and reimbursement systems, could result in lower reimbursement, harming our ability to operate our business.

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

Item 5. Other Information

Rule 10b5-1 Trading Plans

On August 11, 2023, Marc A. Stapley, a member of the Company’s Board of Directors, adopted a 10b5-1 trading plan (the “Trading Plan”). The Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Trading Plan provides for the potential sale of 35,000 shares of the Company’s common stock commencing November 13, 2023. The Trading Plan terminates on the earlier of November 18, 2024 or the date all shares are sold.

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

* Filed Herewith.

** Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on November 1, 2023.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chairman and Chief Executive Officer (Principal Executive Officer; Duly Authorized Officer)

By:	/s/ ALEX R. THURMAN
Alex R. Thurman
Senior Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)