Form 10-K
period 2023-12-31
GLAUKOS Corp
filed 2024-02-23
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common stock as reported on The New York Stock Exchange, was $3,445 million.

The number of shares of the Registrant’s common stock outstanding as of February 20, 2024 (latest practicable date) was 49,470,423 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 2023.

We use Glaukos, our logo, iStent, iStent inject W, iStent infinite, iPrism, iDose TR, iPRIME, MIGS, Avedro, Photrexa, iLink, KXL, Epioxa, iLution, Retina XR and other marks as trademarks. This report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

References throughout this document to the “Company,” “we,” “us,” “our,” or “Glaukos” refer to Glaukos Corporation and its consolidated subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements other than statements of historical or current facts in this report or referred to or incorporated by reference into this report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements in this Annual Report on Form 10-K include statements regarding: future operations; expected operating results and financial performance; the Company’s strategy for growth; product development activities; regulatory approvals, including timing and likelihood of success; market position and expenditures, and may be included under Item 1 - “Business,” Item 1A - “Risk Factors,” Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. These forward-looking statements are based on management’s beliefs and assumptions based on the information currently available to management. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we caution you that these forward-looking statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.

You are urged to carefully review the disclosures we make concerning the risks we face and other factors that may affect the outcome of our forward-looking statements and our business and operating results, including the risks set forth below under “Risk Factors Summary” and further described in the “Risk Factors” section of this Annual Report on Form 10-K, which includes a discussion of important factors that may cause actual results to differ materially from those expressed or implied by any forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate, and actual results may differ materially from those expressed or implied by the forward-looking statements. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans or that any of our expectations will occur in any specified time frame, or at all. You are therefore cautioned not to place undue reliance on the forward-looking statements included in this Annual Report on Form 10-K, which speak only as of the date of this document. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

i

Risk Factors Summary

Investing in our securities involves a high degree of risk. The following is a summary of the principal factors that make an investment in our securities speculative or risky, all of which are further described below in the section titled “Risk Factors” in Part I, Item 1A of this report. This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business. In addition to the following summary, you should consider the information set forth in the “Risk Factors” section and the other information contained in this report before investing in our securities.

Risks Related to Our Business

●	Failure to achieve commercial success of iDose TR could materially impact our business.
●	Downturns or volatility in general economic conditions and public health crises could harm our business.
●	Supply and/or manufacturing disruptions impacting our principal revenue-producing products could reduce our gross margins and negatively impact our operating results.
●	We may not reach sustained profitability.
●	We may fail to generate sufficient sales of our commercialized products or to develop and commercialize additional products.
●	We are subject to a variety of risks associated with our international operations.
●	We may not meet our customers’ expectations for the quality or delivery of our products, which could harm our reputation and sales.
●	If ophthalmic surgeons do not use or if they misuse our products, our business could be harmed.
●	We may fail to manage our anticipated growth effectively and may not be able to meet customer demand.
●	We may be unable to retain or recruit qualified personnel for growth.
●	We have and may continue to enter into acquisitions, collaborations, in-licensing agreements, joint ventures, alliances or partnerships with third parties that could fail.
●	Cybersecurity incidents, service interruptions, or data corruption could materially disrupt our operations and adversely affect our business.
●	Failure to comply with data privacy and security laws could have a material adverse effect on our business.
●	Our net operating loss tax carryforwards may not be available to offset future taxable income.

Risks Related to Our Indebtedness

●	Our debt service obligations could limit our cash flow, and we may not have sufficient cash flow from our business to pay our debt obligations.
●	The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
●	We may fail to raise the funds necessary to settle conversions of the Convertible Notes in cash or to repurchase the Convertible Notes upon a fundamental change.
●	The capped call transactions may affect the value of our common stock, and subject us to counterparty risk.

Risks Related to Our Regulatory Environment

●	Compliance with applicable regulations can be costly and failure to comply with such regulations could harm our business, financial condition and operating results.
●	Legislative or regulatory reform of the healthcare system could hinder or prevent our products’ commercial success.
●	Inadequate or inconsistent reimbursement for our products may adversely impact our business.

Risks Related to Our Intellectual Property

●	Failure to protect our intellectual property could substantially impair our ability to compete.

●	Intellectual property claims or litigation could be costly, time-consuming and unsuccessful and could interfere with our ability to successfully commercialize our products.

Risks Related to Our Common Stock

●	Provisions in our Certificate of Incorporation and Bylaws limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts.
●	Our Certificate of Incorporation designates the sole and exclusive forum for certain types of actions and proceedings, which could limit our stockholders’ ability to obtain a favorable judicial forum.

PART I

ITEM 1.BUSINESS

Overview

Glaukos is an ophthalmic pharmaceutical and medical technology company focused on developing novel, dropless therapies and commercializing associated products for the treatment of glaucoma, corneal disorders, and retinal disease. We first developed Micro-Invasive Glaucoma Surgery (MIGS) as an alternative to the traditional glaucoma treatment paradigm, launching our first MIGS device commercially in 2012. We also offer commercially a proprietary bio-activated pharmaceutical therapy for the treatment of a rare corneal disorder, keratoconus, that was approved by the United States (U.S.) Food and Drug Administration (FDA) in 2016. We are developing a portfolio of platforms to support ongoing pharmaceutical and medical device innovations. Products and product candidates for each of these platforms are designed to advance the standard of care through better treatment options across the areas of glaucoma, corneal disorders such as keratoconus, dry eye and refractive vision correction, and retinal diseases such as neovascular age-related macular degeneration (AMD), diabetic macular edema (DME), and retinal vein occlusion (RVO).

Ophthalmic diseases and disorders are a national and global health concern and, as the population ages, the number of individuals with vision impairment and blindness is increasing. Moreover, improving access to cost-effective tools is increasing the diagnosis of sight-threatening ocular diseases globally and driving demand for innovative products, technologies, and therapies that improve clinical outcomes, demonstrate favorable safety profiles and provide ease of use and reliability. In response to the significant unmet needs that exist within ophthalmology we have designed commercial and development-stage solutions to provide ophthalmologists and other eye care professionals with various treatment options.

Our commercial solutions and development-stage product candidates include:

●	MIGS products that primarily involve the insertion of a micro-scale device designed to reduce intraocular pressure (IOP) by restoring the natural aqueous humor outflow pathways for patients suffering from glaucoma;
●	procedural pharmaceuticals based on an intracameral drug delivery technology designed to reduce IOP by delivering therapeutic levels of glaucoma medication from inside the eye over an extended period of time;
●	bio-activated pharmaceuticals that are intended to strengthen, stabilize, and reshape the cornea for patients impacted by corneal ectatic disorders such as keratoconus or refractive disorders;
●	transdermal pharmaceuticals that are applied to the eyelid and designed to treat glaucoma, dry eye, presbyopia and other ocular surface diseases and disorders; and
●	proprietary micro-invasive, bio-erodible sustained release drug delivery implants that are designed to elute pharmaceuticals over time to improve the vision of patients impacted by retinal diseases such as AMD, DME, and RVO;

Recent Developments

On December 13, 2023, we received FDA approval for iDose TR indicated for the reduction of intraocular pressure (IOP) in patients with open-angle glaucoma or ocular hypertension. iDose TR is an intracameral procedural pharmaceutical therapy designed to continuously deliver 24/7 therapeutic levels of a proprietary formulation of travoprost inside the eye for extended periods of time.

On October 16, 2023, we entered into an Exclusive License Agreement (Stuart License Agreement) with Stuart Therapeutics, Inc. (Stuart), pursuant to which Stuart granted us an exclusive, worldwide license to develop and commercialize products incorporating certain of its owned or controlled technologies, including its ST-113 drug compound, that may be utilized to provide neuroprotection in glaucoma. Pursuant to the terms of the Stuart License

Agreement, we made a one-time upfront payment of $2.0 million to Stuart, and may have ongoing milestone payments based on the success of the development and regulatory approval of the proprietary technologies. If these proprietary technologies are commercialized, we may also have single digit royalty payment and commercial milestone obligations that are determined based upon annual net sales thresholds.

On July 17, 2023, we entered into a collaboration and marketing agreement (Collaboration and Marketing Agreement) with Radius XR, Inc. (Radius), in which we became the exclusive sales agent to market, promote and solicit orders for the Radius XR™ wearable patient engagement and diagnostic system within the United States. Pursuant to the Collaboration and Marketing Agreement, we earn commission payments based on sales of Radius products resulting from our marketing and promotion efforts. In connection with the Collaboration and Marketing Agreement, we entered into a convertible promissory note (Convertible Promissory Note) pursuant to which we agreed to fund Radius up to $5.0 million, based upon the occurrence of certain potential future events. The Convertible Promissory Note bears interest on the outstanding principal at the rate of 5.0% per annum, and the outstanding principal and interest is convertible into preferred stock or capital stock in Radius under certain circumstances. As of December 31, 2023, $2.8 million is outstanding under the Convertible Promissory Notes.

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

Glaucoma

Glaucoma is a group of eye diseases characterized by progressive, irreversible and largely asymptomatic vision loss in which elevated levels of IOP are often associated with optic nerve damage that can cause blindness. While some glaucoma patients do not experience an increase in IOP, it is widely considered a major risk factor in glaucoma’s progression, and reduction in IOP is the only clinically proven treatment for the disease. Elevated IOP occurs when aqueous humor is not circulating normally or properly draining from the front part of the eye. We have three primary commercialized products designed to treat glaucoma: the iStent, the iStent inject W, and the iStent infinite, collectively referred to as the “iStent family of products”.

The iStent and the iStent inject W are micro-bypass stents, approved by the U.S. Food and Drug Administration (FDA) that improve aqueous humor outflow and are inserted through the small corneal incision made during cataract surgery, and are designed to treat mild-to-moderate open angle glaucoma. Our iStent, a single stent device which reduces IOP by restoring the natural physiologic pathways for aqueous humor, obtained FDA clearance in 2012 and was the first commercially available MIGS treatment solution. The iStent inject W device includes two stents pre-loaded in an auto-injection system designed to allow the surgeon to inject stents through a single corneal entry. The iStent and iStent inject W procedures are currently reimbursed in the U.S. by Medicare and all major national private payors. Some or all of the iStent family of products are commercially available in numerous countries, including Australia, Brazil, Canada, Japan, the United Kingdom, and a majority of the European Union (EU) members, and other countries, even though reimbursement may not always be available for all such procedures.

In August 2022, we received 510(k) clearance for the iStent infinite indicated for use in the treatment of patients with glaucoma uncontrolled by prior medical and surgical therapy. The iStent infinite includes three heparin-coated titanium stents preloaded into an auto-injection system that allows the surgeon to inject stents across a span of up to approximately six clock hours around Schlemm’s canal, the eye’s primary drainage channel. Once in place, the stents are designed to lower IOP by restoring the natural, physiological outflow of aqueous humor. iStent infinite is our first FDA-cleared micro-bypass stent that can be used in either a standalone procedure or in conjunction with cataract surgery for glaucoma patients uncontrolled by prior medical and surgical therapy.

In December 2023, we received FDA approval for iDose TR, indicated for the reduction of IOP in patients with open-angle glaucoma or ocular hypertension. iDose TR is a first-of-its-kind, intracameral procedural pharmaceutical therapy designed to continuously deliver 24/7 therapeutic levels of a proprietary formulation of travoprost inside the eye for extended periods of time. iDose TR is intended to improve the standard of care by addressing the ubiquitous patient non-compliance issues and chronic side effects associated with topical glaucoma medications.

Our glaucoma pipeline includes the following programs:

●	iStent infinite PMA pivotal Phase 3 clinical trial for treatment of mild-to-moderate glaucoma;
●	iLution Travoprost Phase 2a clinical trial;
●	The second-generation extended release iDose TREX (pre-clinical); and
●	Future generations of the iDose platform (pre-clinical).

In addition to our organic R&D efforts noted above, we have licensed from Santen the PreserFlo MicroShunt. The MicroShunt is an ab-externo device being developed for treatment of glaucoma where IOP is uncontrolled with maximum tolerated medical therapy or where progression of the disease warrants surgery. Santen submitted a Pre-Market approval (PMA) application to the FDA in June 2020. In April 2022, the U.S. FDA completed its review for the MicroShunt PMA submission and notified InnFocus, Inc, a Santen company, of a Non-Approvable determination. We are currently working with the FDA to evaluate an alternate pathway for potential approval. As such the timing of a potential approval and U.S. commercial launch is currently unknown. We have commercialized the PreserFlo MicroShunt in Australia and Canada beginning in 2021.

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

Our pharmaceutical iLink platform uses a suite of novel single-use drug formulations that are bio-activated by our proprietary systems to address these corneal diseases. The iLink therapies, bioactivated upon the delivery of ultraviolet A (UVA) light to the cornea, induce a biochemical reaction called corneal collagen cross-linking (CXL). CXL strengthens, stabilizes and reshapes the cornea to treat corneal ectatic disorders. Our KXL System, which delivers UVA light to a large portion of the cornea, in conjunction with our Photrexa therapy, is approved by the FDA for use in the U.S. following removal of the epithelium (often referred to as “iLink epi-off”), a procedure familiar to ophthalmologists. In February 2021, we announced topline data for the Phase 3 trial for the iLink system using Epioxa therapy for the treatment of keratoconus without the removal of the epithelium (often referred to as “iLink epi-on”). As a result of this Phase 3 trial, we began to prepare for a new drug application (NDA) submission. However, in 2022, based on feedback from the FDA during our pre-NDA submission meeting, we made the decision to commence a second confirmatory Phase 3 clinical trial for iLink epi-on to support a future NDA submission. We commenced patient enrollment for this trial in the first quarter of 2023 and completed patient enrollment for this trial in the second quarter of 2023. We are also advancing clinical trials for a third generation iLink therapeutic system. Internationally, our pharmaceutical therapies can also be administered with the KXL System to address corneal weakening caused by refractive surgery such as LASIK. We are investigating whether our bio-activated pharmaceutical products may also offer a means of improving the vision of patients with presbyopia, myopia or other corneal diseases.

We have also developed our iLution platform of cream-based drug formulations that are applied to the outer surface of the eyelid for dropless transdermal delivery of pharmaceutically active compounds for the treatment of certain eye disorders. Several iLution platform products leverage an exclusive global licensing arrangement with Intratus Inc. to research, develop, manufacture and commercialize a patented, non-invasive, transdermal drug delivery formulation designed for application on the eyelid in the treatment of dry eye disease, presbyopia, glaucoma, and other ocular surface diseases and disorders. In January 2022, we commenced patient enrollment in Phase 2 clinical trials of two investigational drug candidates for the treatment of signs and symptoms of dry eye disease (GLK-301) and presbyopia (GLK-302). In January 2023, we announced promising initial Phase 2a results for GLK-301. Additionally, in late 2023 we commenced a Phase 2a trial for iLution Travoprost for use in glaucoma patients.

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

We are developing sustained release (SR) pharmaceutical retinal platforms leveraging our expanded pharmaceutical and sustained drug delivery R&D capabilities, including Triamcinolone Acetonide SR, Multi-Kinase Inhibitor SR and Anti-VEGF SR. In December 2023, we commenced a first-in-human clinical trial for our retinal intravitreal multi-kinase inhibitor designed to treat wet AMD patients.

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

Research & Development

We devote significant resources to our R&D efforts, which are focused on developing new products, and enhancing the effectiveness, ease of use, safety, and reliability of our commercialized products. Our R&D objectives are:

●	to advance glaucoma patient care through continuous improvement of our iDose and iStent platform technologies;
●	to further enhance treatment options for keratoconus, while expanding iLink and CXL indications to include treatment for certain refractive and other corneal conditions;
●	to develop dropless, transdermal pharmaceutical therapies for glaucoma and corneal disorders; and
●	to leverage our expertise in sustained release pharmaceutical retinal platforms to identify and develop viable treatment options for retinal diseases such as AMD, DME and RVO.

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

Sales and Marketing

Our global sales efforts and promotional activities are currently aimed at ophthalmic surgeons and other eye care professionals. Our primary customers include ambulatory surgery centers, hospitals and physician private practices. In the U.S., we sell the majority of our products through a direct sales organization. Internationally, we sell our products primarily through direct sales subsidiaries and through independent distribution partners in certain countries in which we do not have a direct commercial presence or only maintain a modest commercial presence. In 2023, sales to customers inside U.S. and internationally accounted for 70% and 30% of our net sales, respectively. No single customer or distributor accounted for more than 10% of our total net sales in 2023. For the year ended December 31, 2023, our iStent family of products, and related accessories, accounted for approximately 75% of our net sales, while our iLink therapies accounted for approximately 25% of our net sales.

Competition

The medical technology and pharmaceutical industries are highly competitive. We compete with many companies, including divisions of companies much larger than us that may have greater resources and name recognition, and smaller companies that compete against specific products or in certain geographies. Furthermore, new product development, discoveries, and technological changes characterize the areas in which we compete. Our present or future products could be rendered obsolete as a result of development advances made by one or more of our present or future competitors or by other surgical or pharmaceutical therapy innovations. We must continue to develop and commercialize new products, technologies and therapies to remain competitive in the ophthalmology industry. We believe that we compete primarily on the basis of clinical superiority supported by extensive data and innovative features that enhance patient benefit, product performance, and safety.

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

In glaucoma, our MIGS offerings primarily compete against Alcon, which acquired Ivantis Inc. in January 2022, Sight Sciences and New World Medical. Our procedural pharmaceutical product competes with AbbVie Inc. However, there are a considerable number of large and small companies providing other surgical glaucoma technologies, laser-based therapies, and pharmaceuticals that currently provide competition or with whom we may compete should our broad clinical development pipeline be approved and commercialized. In corneal disorders, we currently have the only FDA approved bio-activated pharmaceutical therapy for the treatment of keratoconus; however, there are certain pharmacies that compound pharmaceuticals that may be used by certain physicians in place of our Photrexa product, and globally we compete against numerous providers of corneal crosslinking therapies such as PeschkeTrade GmBH. Our corneal disorder pipeline, if approved, would vastly expand our competition to numerous large companies such as AbbVie Inc., Alcon and Johnson & Johnson, as well as some small companies that provide medical technology and pharmaceutical therapies for several areas including dry eye and refractive conditions. Our retinal health pipeline, if approved, may face substantial competition from large pharmaceutical companies such as AbbVie Inc., Novartis AG, Genentech/Roche, Regeneron and Bayer, and there are also a considerable number of large and small companies with development efforts in the field.

Facilities, Manufacturing and Distribution

Our manufacturing operations for the iStent family of products and iDose TR are located in an approximately 120,000 square foot campus in San Clemente, California which is comprised of two main buildings, two suites and a warehouse. Our pharmaceutical therapies for keratoconus are primarily manufactured and supplied by third parties in the U.S. and Germany, and the manufacturing operations for the systems that bio-activate these therapies are located in approximately 60,000 square feet of space located in Burlington, Massachusetts. In 2022, we relocated our corporate headquarters, including certain administrative, laboratory, R&D and warehouse space, to three office buildings comprising approximately 160,000 rentable square feet of space located in Aliso Viejo, California (Aliso Facility). We currently intend to maintain manufacturing facilities for the iStent family of products and iDose TR at our San Clemente location for the foreseeable future. Our international subsidiaries also lease facilities in Australia, Brazil, Canada, Germany, Japan and the United Kingdom.

In the United States, we distribute our iStent family of products directly from our campus in San Clemente, California, or from a third-party distribution center located in Memphis, Tennessee. Our iDose TR and Photrexa products are distributed using third-party logistics providers. Our KXL Systems are distributed from our facility in Burlington, Massachusetts.

Internationally, we distribute our products using third-party logistics providers in the Netherlands, Germany, Japan, Australia, Canada and Brazil.

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

As of December 31, 2023, we owned or exclusively licensed in certain fields of use over 400 issued patents, pending U.S. patent applications, issued foreign patents and pending foreign patent applications. We have obtained licenses from various parties, including Intratus, Inc., Attillaps Holdings, Inc., Iveena Delivery Systems, Inc. and Stuart Therapeutics, Inc. for patents, patent applications or other technology that we are currently or may in the future use in our R&D efforts. We may, from time to time, choose to acquire or license additional patents and patent applications, or we may choose to abandon, sell, or license certain Company patents and patent applications, depending on our needs. The issued patents that protect our commercial products and current product pipeline expire between 2024 and 2042.

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

The FDA classifies medical devices into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturing and regulatory control needed to ensure its safety and effectiveness. Class III devices, which include our iStent family of products that produce the majority of our revenue, are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices and devices deemed not substantially equivalent to a predicate device that the FDA has already cleared for marketing. Class III devices require FDA approval of the more demanding PMA application before marketing of the device can proceed. While the iStent, iStent inject W and the PreserFlo MicroShunt are categorized as Class III devices and thus have been or would be generally subject to the more rigorous PMA approval pathway, the FDA determined that an appropriate predicate device existed for the iStent infinite and that 510(k) premarket notification was sufficient for clearance.

PMA Approval Pathway

In a PMA application process, the manufacturer must demonstrate that the device is safe and effective for its intended use, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. If the FDA accepts the application for review, it has 180 days under the Federal Food, Drug, and Cosmetic Act (FDCA) to complete its review of a PMA, although in practice, the FDA’s review can take up to several years. The FDA will generally conduct a pre-approval inspection of the applicant’s or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the FDA’s Quality System Regulation (QSR). Even after a PMA approval, the FDA may require post-approval conditions to ensure the safety and effectiveness of the device, including additional clinical studies or post-market surveillance. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the PMA approval. Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which may affect the safety or effectiveness of the device, require submission of a PMA supplement.

Clinical Trials of Medical Devices

Clinical trials are almost always required to support a PMA for a Class III device. All clinical investigations must be conducted in accordance with the FDA’s investigational device exemption (IDE) regulations. If the device presents a “significant risk,” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, showing with appropriate data that it is safe to test the device in humans and that the testing protocol is scientifically sound.

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

Post-Market Regulation

After a device is approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

●	Establishment registration and device listing with the FDA;
●	QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
●	Labelling, advertising and promotion regulations, which require that promotion is truthful, not misleading, fairly balanced and provide adequate directions for use and that all claims are substantiated, and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;
●	FDA approval of product modifications of approved devices that affect safety or effectiveness or that would constitute a major change in intended use of an approved device;
●	Medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
●	Correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health; and
●	Post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

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

Drug Requirements

The development and commercialization of drug products is subject to extensive regulation by governmental authorities in the U.S. Before marketing in the U.S., a drug must undergo rigorous preclinical and clinical studies and an extensive regulatory approval process implemented by the FDA under the FDCA. Several of our products, including our recently-approved iDose TR implants and our pipeline iLution cream-based formulations, are drug products that are subject to this regulatory approval process.

Before commencing clinical studies in humans in the US, we must submit to the FDA an investigational new drug (IND) application that includes, among other things, the general investigational plan and protocols for specific human studies and the results of preclinical studies. Once clinical studies have begun under the IND, they are usually conducted in three phases and under FDA oversight. These phases generally include the following:

Phase 1. Introduction into patients or healthy human volunteers to test for safety, dose tolerance and pharmacokinetics.

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

If regulatory approval for a drug is obtained, the marketing of the drug will be limited to those diseases and conditions approved by the FDA and for which the drug was shown to be effective, as demonstrated through clinical studies and specified in the drug’s labeling. Even if this regulatory approval is obtained, a marketed drug, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. The FDA ensures the quality of approved drugs by carefully monitoring manufacturers’ compliance with its current Good Manufacturing Practice (cGMP) regulations, which contain minimum requirements for the methods, facilities, and controls used in manufacturing, processing, and packaging of a drug. The FDA may withdraw drug approval if compliance with post-marketing regulatory standards is not maintained or if safety or quality issues are identified after the drug reaches the marketplace.

The FDA has determined that products previously regulated as drugs, which are comprised of a drug constituent part and a device part, may become subject to regulation as drug-led drug-device combination products. A drug-led drug-device combination product classification, such as iDose TR received, is based on the determination of the primary mode of action of the combination product. As a result, this change impacted the NDA submission for iDose TR, and may affect some of our pipeline products, such as future iDose platform drug-eluting implants. These products that are considered to be drug-led drug-device combination products will require review and coordination by both the FDA’s drug and device centers prior to approval, which may delay approval. In the U.S., a combination product with a drug primary mode of action generally would be reviewed and approved pursuant to the drug approval processes under the FDCA. In reviewing the approval application for such a product, however, FDA reviewers in the drug center will consult with their counterparts in the device center to ensure that the device component of the combination product meet applicable requirements regarding safety, effectiveness, durability and performance. Under FDA regulations, combination products are subject to cGMP requirements applicable to both drugs and devices, including the Quality System (QS) regulations applicable to medical devices.

We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas the FDA and other regulatory authorities have broad regulatory compliance and enforcement powers, including the power to withdraw approvals.

Health Care Regulatory Laws

Additional laws and regulations also govern our business operations and products in the U.S., including among others:

●	the federal health care Anti-Kickback Statute which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, arrangement for, or recommendation of, items or services for which payment may be made, in whole or in part, under federal health care programs;
●	the federal civil False Claims Act prohibits, among other things, knowingly presenting or causing the presentation of a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. False Claims Act liability is significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false claim or statement for violations (adjusted annually for inflation);
●	federal and state laws and regulations that govern the collection, dissemination, security, use, disclosure, deletion and confidentiality of patient-identifiable health and other proprietary and personally-identifiable information, in particular, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, as well as proposed or enacted state-level laws and regulations that create data privacy and security rights for state residents and obligations for certain entities, such as the California Consumer Privacy Act, the California Privacy Rights Act that went into effect January 1, 2023, the Virginia Consumer Data Protection Act and the Colorado Privacy Act. HIPAA created federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program;
●	the Physician Payments Sunshine Act, which requires applicable manufacturers like us to report annually to the CMS information related to payments and other “transfers of value” made to certain healthcare providers, including physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives, and teaching hospitals, and ownership and investment interests held by such healthcare providers and their immediate family members; and
●	federal and state government price reporting laws that require us to calculate and report certain drug pricing metrics to government programs, such as the average sales price of our Photrexa and iDose TR products, where such reported prices may be used in the calculation of reimbursement and/or discounts on our marketed pharmaceutical products, and prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs, including federal laws that require any company that participates in the Medicaid Drug Rebate Program (MDRP) also to participate in the Public Health Service's 340B drug pricing program (340B program) in order for federal funds to be available for the manufacturer's drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer's covered drugs.

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

Violations of the health care regulatory laws described above; may subject us to administrative, civil, and criminal penalties, including imprisonment of individuals, the imposition of significant fines, monetary penalties, and damages, exclusion from participation in (or reimbursement for our products from) federal health care programs like Medicare or Medicaid, imposition of compliance obligations or monitoring, curtailment or restructuring of our operations, and damage to our reputation.

Medical Device Reimbursement - Medicare

Ambulatory surgery centers, hospitals and physician private practices that purchase our medical device products typically bill various third-party payors, such as government programs, private insurance plans and managed care programs, to cover all or a portion of the costs and fees associated with the therapeutics or procedures in which our products are used and bill patients for any applicable deductibles or co-payments. In the U.S., there are distinct billing codes that are used by healthcare providers to report the provision of medical procedures and the use of supplies for specific patients to payors. There are different categories of Current Procedural Terminology (CPT ®) codes (Category I, II and III) based on the procedure or supply.

In the U.S., physicians are typically paid separately from the facility for surgical procedures involving our products. Physician fee payment rates for products covered by temporary CPT codes are set by the multi-state, regional contractors, or Medicare Administrative Contractors (MACs), of which there are currently seven, that are responsible for administering Medicare claims. MACs have in the past, and may in the future, change coverage terms, and there can be no assurance that coverage and adequate reimbursement will be obtained from, or maintained by, the MACs.

Effective beginning in 2022, the temporary Category III CPT codes associated with payment rates for procedures related to our iStent and iStent inject W products, used in conjunction with cataract surgery, converted to permanent Category I codes for facility fee and physician fee payments furnished in both the hospital outpatient and ambulatory surgery center settings. As compared to the payments rates in effect in 2021 under the Category III CPT code, the CMS 2022 Medicare payment rates reflected a significantly lower physician fee involving procedures of the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, while the facility fee schedule related to reimbursement for surgeries that include implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, reflected a slight decrease in payment rate to an ambulatory surgery center, and an increase in reimbursements to a hospital. The CMS Medicare payment rates in effect for 2023 were not materially modified from the 2022 rates. Even though a permanent billing code has been assigned to a product, there is no guarantee that coverage will be provided or that that current level of reimbursement will remain the same.

Additionally, effective in 2022, we obtained a temporary Category III CPT code associated with payment rates for facility fee payments for standalone insertion of an aqueous drainage device in the ambulatory surgery center and hospital setting, which is the procedure that such facilities would use with our iStent infinite product, that were lower than anticipated. On November 1, 2023, CMS published its final rules on 2024 Medicare physician fee and facility fee payment rates (2024 Final Rule), which took effect on January 1, 2024. The 2024 Final Rule does not materially modify the 2023 rules with respect to physician fee payment rates for procedures using our iStent family of products in conjunction with cataract surgery, but does contain increased facility fee rates for such procedures, in both the ASC and hospital settings. In addition, the 2024 Final Rule contained significant increases in the facility fee rates for ASCs and hospitals that perform iStent infinite procedures in a standalone setting under its temporary Category III CPT code.

In June 2023, five of the seven MACs published proposed local coverage determinations (LCDs) that included reimbursement coverage of iStent infinite, which received FDA clearance in August 2022. The proposed LCDs released by the five MACs also contained additional rules that would result in certain ophthalmic goniotomy and canaloplasty procedures being categorized as investigational and therefore not covered or reimbursed by Medicare. In October and November 2023, the five MACs released final LCDs, confirming reimbursement coverage of the standalone procedure utilizing the iStent infinite and non-coverage for certain procedures, including the ophthalmic canaloplasty procedure utilizing our iPRIME product. Further, the final LCDs indicated that surgical MIGS procedures should not be performed in combination with other MIGS or surgical glaucoma procedures. In December 2023, prior to their respective effective dates, the five MACs rescinded the final LCDs and determined there would be no change in the current status of coverage for MIGS. The other two MACs have taken preliminary steps to assess coverage of iStent infinite through temporary local coverage article (LCA) updates. In the case of each of these seven MACs, coverage of the iStent infinite is determined on a case-by-case basis.

Prior to expiration of a temporary CPT code, there are two options: submit an application to convert a temporary code to a permanent code or submit an application for a five-year extension of the temporary code. In connection with a transition to a permanent code for procedures using our iStent infinite product in a standalone setting, both the physician fee and facility fee will be reevaluated. In some cases, the physician fees and/or facility fees have been decreased at the time codes are transitioned from temporary to permanent.

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

Drug Reimbursement - Medicare

Our Photrexa pharmaceutical therapy has received a permanent Healthcare Common Procedure Coding System (HCPCS) J-code that covers the cost of the drug. We have also obtained temporary Category III CPT code for the professional fees associated with CXL procedures done in a physician office setting.

We have applied for a HCPCS J-code for our iDose TR procedural pharmaceutical product. We have already obtained a temporary Category III CPT code for the facility and professional fees associated with the implantation procedure of an iDose TR in an ASC setting.

As a condition of having our iDose TR product covered under certain federal healthcare programs such as Medicare and Medicaid, we are required to participate in the MDRP with respect to all of our pharmaceutical products. Participation in the MDRP requires us to calculate and report certain pricing metrics to the government, comply with certain pricing limitations any pay a rebate to each state Medicaid program for our covered products based on utilization of our products by Medicaid beneficiaries. Any company that participates in the MDRP also must participate in the 340B drug pricing program (the “340B program”). The 340B program, which is administered by the Health Resources and Services Administration, requires participating companies to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for covered outpatient drugs. The 340B ceiling price is calculated using a statutory formula, which is based on pricing data calculated under the MDRP. To the extent applicable, these and other similar legislation or regulations will reduce the prices we can charge, and impact the rebate amount we must pay on sales of our products subject to those laws or regulations, particularly on sales to our customers if they qualify as covered entities eligible to receive the discounted 340B ceiling price. Any changes to the limitations, calculations, or scope of these programs could negatively impact the results of our operations. We cannot predict how our participation in the MDRP will affect our profitability (including the potential for increases in our overall Medicaid rebate liability and the obligation to charge reduced prices to covered entities).

Reimbursement – Commercial Insurance Plans

In the U.S., no uniform policy of coverage and reimbursement exists among third-party commercial payors; coverage and reimbursement can differ significantly from payor to payor. In addition, payors continually review new products for possible coverage and existing products for changes in coverage and can, without notice, deny coverage.

International Regulation & Reimbursement

Regulation

In addition to regulations in the U.S., we are subject to a variety of regulations in other jurisdictions governing clinical trials, commercial sales and distribution of our products and reporting of payments to physicians. Whether or not we obtain FDA approval for a product, we must obtain authorization before commencing clinical trials or obtain marketing authorization or approval of a product under the comparable regulatory authorities of countries internationally. The approval process varies from country to country and the time may be longer or shorter than that required for approval in the U.S. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. In addition, certain countries have adopted transparency legislation that requires us to report contracts with or payments made to physicians in those countries and many have enacted anti-kickback laws and regulations, which generally prohibit the offer, receipt, or payment of remuneration in exchange for or to induce the use of our products.

Similar to the trend within the U.S., certain major international markets are also moving toward more stringent regulatory frameworks for medical device and drug products. For example, in May 2017, the EU adopted a new regulatory scheme for medical devices under the Medical Device Regulation (MDR). The MDR became effective in May 2021 and the European Commission approved an extension of the transition period through 2028 for qualifying products. The MDR will bring significant new requirements for many medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, new definitions and registration of economic operators throughout the distribution chain, and additional post-market surveillance and vigilance, which could result in substantial additional expense. Additionally, the bio-activated therapy used with our crosslinking device to treat keratoconus in international markets, which is currently classified as a medical device in the EU and certain other countries, could be reclassified as a drug product, which would impose an entirely new regulatory framework on us and our contract manufacturers for this product, and compliance may prove costly and difficult or may not be achievable at all.

The EU has also adopted increasingly stringent data protection and privacy rules that have and will continue to have a substantial impact on the use of patient data across the healthcare industry. The EU General Data Protection Regulation (GDPR) became effective in May 2018 and applies across the EU. The United Kingdom has adopted the UK Data Protection Act 2018, a substantially equivalent version of the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. Failure to comply with the GDPR requirements may result in costly government enforcement actions, private litigation, and negative publicity, each of which could further result in reputation damage and our business, financial condition, results of operations or prospects could suffer.

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

Other Regulations

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

Human Capital Management

Glaukos is committed to developing a comprehensive, cohesive and positive employee experience. We consider talent attraction, development, engagement and retention a key driver of our business success. As of December 31, 2023, we had 907 full-time employees. Our Board of Directors, through the Compensation, Nominating and Governance Committee, retains direct oversight of our human capital management process, including demographics, talent development, employee retention, material aspects of employee compensation as well as inclusive recruitment, retention and compensation efforts. Additionally, the Compensation, Nominating and Governance Committee assists management with the implementation of the Company’s diversity strategy. We report on human capital matters at each regularly scheduled Board of Directors meeting and periodically throughout the year. The most significant human capital measures or objectives that we focus on in managing our business and our related human capital initiatives include the following:

●	Workforce Diversity: We believe that truly innovative companies must find new ways to address the marketplace’s needs and the most effective innovation happens when our workforce represents a diversity of ideas and experiences. We embrace diversity in our employee recruiting, hiring, and development practices. Our workforce was made up of 40% female employees and 42% racially or ethnically diverse employees as of December 31, 2023. During 2023, of the promotions that were earned within our workforce, 51% were earned by female employees and 52% were earned by racially or ethnically diverse employees.
●	Inclusion and Belonging: We strive to create a work environment that emphasizes respect, fairness and dignity and do not tolerate discrimination or harassment. Individuals are evaluated based on merit, without discrimination, including discrimination based on race, color, religion, national origin, citizenship, marital status, gender (including pregnancy), gender identity, gender expression, sexual orientation, age, disability, veteran status, or other characteristics protected by law. We are committed to providing equal opportunities to every member of our workforce. To further celebrate the rich perspectives and experiences that arise from racial, ethnic, socio-economic, sexual, gender, physical and religious diversity, we formed the Diversity, Equity and Inclusion Forum, comprised of Glaukos employees from across the globe who serve as an advisory group to help promote our inclusive culture. We also evolved from our traditional work arrangements by implementing a hybrid office/home work model in 2022 that provides flexibility to our employees, increases opportunities to attract qualified and diverse talent, and enhances leaders’ skills to focus on productivity and outcomes.
●	Health, Safety, and Wellness: We are dedicated to the safety and well-being of our employees. We continue to provide our employees with exceptional medical and dental benefits. In the U.S. we provide vision benefits for our employees and their dependents at no cost to them. In 2023, we offered a wellness credit to all U.S. employees that provides reimbursement for certain health-related expenses such has gym

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
●	Philanthropy and Volunteerism: We created the Glaukos Charitable Foundation to assist the company in its philanthropic endeavors. In 2023, Glaukos donated approximately $10.5 million worth of its products to assist individuals in need. We regularly hold local volunteer events and fundraising campaigns, including approximately 21 in 2023, to encourage our employees to give back to our communities, a commitment that we further support by offering employees paid time off for charitable volunteering. One of our more impactful volunteer events involved Glaukos employees adopting over 195 disadvantaged families globally to help provide a more special holiday experience. In 2022, we implemented an automated charitable giving platform that allows employees to donate to the Glaukos Charitable Foundation, or any other 501(c)(3) charitable organization, through payroll deductions.
●	Training and Development: Employees receive regular development feedback through quarterly management check-ins during which they are encouraged to cultivate new skills and opportunities. We coach our leaders to facilitate effective conversations, and we measure the effectiveness of these conversations by surveying our employees. In addition to training and development opportunities, all new employees are required to participate in substantial training seminars to introduce them to Glaukos’ products, pipeline and position within ophthalmology. We value knowledge and continuous improvement and conduct informational and training sessions to further expose our employees to different departments, projects and business priorities. Our company-wide learning management system contains thousands of learning activities and expanded leadership and technical training, and is available to employees worldwide.
●	Compensation and Benefits: To attract, retain and recognize talent, we aim to ensure merit-based, equitable compensation practices and strive to provide competitive compensation and benefit packages to our workforce. Employees at all levels are eligible for discretionary cash bonuses. To align employees with the organization’s performance, all U.S. employees are eligible to receive new hire and annual awards of restricted stock units. In furtherance of our commitment to internal pay equity and pay transparency, Glaukos conducts a global annual pay equity analysis to evaluate compensation distribution, which analysis is also conducted in connection with new hires and promotions. Despite the difficulties presented by COVID-19, in recent years we expanded our global benefits programs, including broadening our employee assistance program globally. In the U.S., we added elderly and childcare and fertility treatment assistance. In 2022, we enhanced our global leave policies for maternity, adoption, baby bonding and medical disabilities to supplement disability and statutory benefits in such a way that employees receive 100% salary for up to 12 weeks. In the U.S., we also enhanced our medical benefit platform with wellness activities, incentives, and benefits including reimbursement for eligible wellness expenses, onsite biometric screening, onsite flu and COVID vaccine events, health surveys, apps and other resources to encourage and support our employees in achieving their best health.
●	Employee Retention: Employee retention is crucial for the success of our organization. By retaining our employees, we can experience savings on hiring and training costs, preserve institutional knowledge and strengthen our culture. In order to keep our turnover rates low, we focus on maintaining a positive work environment where employees want to stay, offer competitive compensation and benefits, encourage career development and recognize and reward employees for their achievements and accomplishments. In 2023, our overall employee voluntary turnover rate was 5.3%, a decrease from our 2022 rate of 11.0% and our 2021 rate of 13.0%.
●	For additional information on human capital matters, please see our most recent Sustainability Report, which is available on our website at www.glaukos.com. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this report or any other document that we file with the Securities and Exchange Commission (SEC).

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

Risks Related to Our Business

The commercial success of our recently-approved iDose TR is dependent upon multiple factors, the failure of any one of which could materially impact the prospects of this product and our business.

Our iDose TR travoprost intracameral implant was approved for sale in the U.S. by the FDA in December 2023. Its commercial success will depend upon a number of factors, including physician adoption of the use of this product, our ability to manufacture product in volumes sufficient to meet customer demand, marketing in compliance with label restrictions, satisfactory patient outcomes, particularly at the outset of our commercial launch, product pricing, duration of efficacy, and the availability of commercial payor coverage and adequate reimbursement for the product. Our failure to successfully commercialize the iDose based upon these or other factors could materially adversely impact our net sales, our business or our financial condition.

Unfavorable global and regional conditions have adversely affected, and could in the future materially and adversely affect, our business, results of operations, financial condition, liquidity, and cash flows.

Recent geopolitical conflicts, natural disasters and the COVID-19 pandemic have led to or exacerbated certain unfavorable global and regional macroeconomic conditions, including inflation, volatility in the financial and credit markets, higher interest rates and capital costs, labor shortages, increased energy costs, and currency fluctuations, which have had, and could continue to have, an adverse effect on the global economy, the regional economies that we serve and our business, results of operations, financial condition, liquidity and ability to access our existing cash, cash equivalents and investments. Continuation or worsening of these unfavorable global and regional conditions could have a material adverse effect on our operations, including through foreign exchange rate headwinds, higher operating expenses and lower operating margins, and cause us to need to seek additional capital, which may not be available to us on favorable terms or at all.

In recent years, unfavorable economic conditions have also adversely impacted several financial institutions, including some financial institutions with whom we have banking relationships, and some banks have recently failed and gone into receivership. If banks and other financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash and cash equivalents to the extent those funds are not insured or otherwise protected by the FDIC.

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

We are subject to risks associated with public heath crises, including those related to the COVID-19 pandemic. The COVID-19 pandemic has had, and could continue to have, an adverse effect on our business, results of operations, financial condition, liquidity and cash flows. Other future public health crises may also have a negative impact on our business. In particular, we have experienced, and may in the future experience, financial or operational impacts as a result of COVID-19 or other public health crises which may be material, including:

●	Impacts or delays to our product development efforts, including due to slowdown of new patient enrollment in clinical trials such as we experienced in our 2020 and 2021 iDose clinical trial, or regulatory clearances and approvals;
●	Costs associated with protecting the health of our employees and adhering to any guidance or orders of various governmental authorities, such as masking, testing, and social distancing requirements;
●	Risks associated with remote work, including increased cybersecurity risk;

●	Widespread staffing shortages and turnover, including in ambulatory surgery centers, and mandatory and voluntary quarantining, which may impact elective procedures;
●	Outbreaks of disease in our facilities, which could require us to temporarily shut down manufacturing operations or cause a disruption to, or shortage in, our workforce;
●	Delays in shipments of our products, which could harm our customer relations and adversely impact our competitive positioning and sales, including as a result of longer lead times, delays, higher prices and unfulfilled deliveries of our supply chain and development partners, each of which we continued to experience in 2023 and anticipate will continue into the near future;
●	Restrictions on our personnel’s ability to access customers and clinical sites for training and support; and
●	Volatility in credit or financial markets.

If the supply and/or manufacture of our principal revenue-producing products, the iStent family of products, and our Photrexa therapies, is materially disrupted, it may adversely affect our ability to manufacture products and could reduce our gross margins and negatively impact our operating results.

Our sole manufacturing location for our iStent and iDose products is an approximately 101,000 square foot campus located in San Clemente, California, where we manufacture, inspect, package, release and ship nearly all of our implanted device products. We conduct substantially all of our research and development (R&D) activities, customer and technical support, and management and administrative functions at our corporate headquarters in Aliso Viejo, California (Aliso Facility). If either of our San Clemente or Aliso Facility suffers a crippling event or a natural disaster such as an earthquake, fire or flood, this could materially impact our ability to operate.

Additionally, we rely on a limited number of third-party suppliers, in some cases sole suppliers, to supply components for the iStent, the iStent inject models, the iStent infinite, the iDose TR, and our other pipeline products. If any one or more of our suppliers cease to provide us with sufficient quantities of components or drugs in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our domestic and international quality control standards and regulatory requirements including the FDA’s Quality System Regulation, the European Union’s Medical Device Regulation, and Current Good Manufacturing Practices regulations, we may be unable to obtain components or quickly engage replacement suppliers, who may not have access to previous suppliers’ proprietary processes, if our component suppliers are found to be in violation of such standards, which could delay or impact our business, including regulatory approval timelines. If our manufacturing facilities or those of any of our component suppliers or contract facilities are found to be in violation of applicable laws and regulations or fail to adequately remediate any issues discovered during an audit, the FDA or other regulatory bodies could take enforcement action. Despite our efforts to maintain an adequate supply of inventory, the loss of these suppliers, or their inability to provide us with an adequate supply of components or products, could cause delay in the manufacture of our products, thereby impairing our ability to meet the demand of our customers and causing significant harm to our business. Any disruption of this nature or increased expense could harm our commercialization efforts and adversely affect our operating results.

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

Since the Company’s inception in 1998, we have incurred significant operating losses. Although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations in the future. As of December 31, 2023, we had an accumulated deficit of approximately $599.1 million, principally comprised of costs incurred in our clinical trial, R&D programs, our selling, general and administrative expenses, and from amortization expense related to our developed technology intangible assets included in cost of sales. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering, the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities, cash generated from commercial operations and the issuance of the Company’s 2.75% convertible notes due 2027 (Convertible Notes). Our operations to date have been, and our future growth and success will be, impacted by our ability to expand our business, including the success of our marketing and sales efforts, our timely satisfaction of regulatory requirements, and our overall ability to maintain a competitive position. To implement our global business strategies we have made, and expect to continue to make, significant investments in R&D activities, clinical studies, expanding our manufacturing capabilities, growing our sales and marketing organization, engaged in market access activities, enforcing and defending our intellectual property rights, acquiring companies or in-license products and intellectual property, building our general and administrative infrastructure, and obtaining regulatory clearance or approval to commercialize our pipeline product globally and expand our existing products into international markets or products We expect our expenses will continue to increase as we pursue these objectives. While we believe we have sufficient cash to fund our operations for at least the next 12 months from the date our consolidated financial statements for the year ended December 31, 2023 are made publicly available, our ability to reach sustained profitability and generate positive cash flow in the future is highly uncertain.

Additionally, our net sales may experience volatility due to a number of factors, many of which are beyond our control, including, among other things, fluctuating demand, pricing pressures applicable to our products, changes in foreign currency exchange rates, Medicare payment rates established by U.S. Centers for Medicare & Medicaid Services (CMS) or MACs, commercialization of our new and existing products and the marketing of competitive products, results of clinical research and trials, regulatory approval requirements and timings, legislative changes affecting our products, variances in the sales terms, an increase in demand for our patient assistance and/or free drug programs, supply chain and inventory management, shortage of raw materials, seasonality in the timing or volume of customer orders and the length of our sales cycle, which varies and may be unpredictable. As a result, you should not rely solely on our results in any past period as an indication of future results and you should anticipate that fluctuations in our quarterly and annual operating results may continue and could generate volatility in the price of our common stock. We believe that quarterly comparisons of our financial results should not be relied upon as an indication of our future performance.

Our success depends on our ability to continue to generate sales of our commercialized products and develop and commercialize additional products, which we may not be able to accomplish.

Our primary sales-generating commercial products have been the iStent, the iStent inject and its successor, the iStent inject W, as well as our Photrexa therapies, which we acquired in connection with our acquisition of Avedro, Inc. (Avedro) in 2019. While we expect to continue to derive a significant portion of our net sales from the iStent, the iStent inject models, the iStent infinite and the Photrexa therapies, as well as our iDose TR product, which was recently approved by the FDA, it is important that we continue to build a more complete product offering. Developing additional products is expensive and time-consuming. Our research programs may fail to yield product candidates for clinical development despite showing initial promise. If we are unable to successfully commercialize additional products, our business prospects would be materially affected. Even if we are successful in developing our additional pipeline products, the success of our new product offerings is inherently uncertain and our products may not receive regulatory approval, may receive approval that requires restrictive labeling, or may not be profitable. Any current or new products could also quickly be rendered obsolete by changing customer preferences, third party payor reimbursement levels, or the introduction of competing products that (i) embody superior technologies, features, safety, quality or efficacy, (ii) reflect a broader label indication, or (iii) are available at lower prices. Our competitors include large publicly traded companies or divisions thereof and have more resources, greater name recognition, longer operating histories, more established relationships with healthcare professionals, customers and third-party payors, broader products lines, more established sales and marketing programs and distribution networks, and greater experience in obtaining regulatory clearance or approval. Additionally, the period of orphan drug exclusivity with respect to our Photrexa pharmaceutical therapy expired in April 2023, which could allow competitive products to enter that market.

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

As a manufacturer, we have addressed and must continue to address quality issues associated with our products, including in our engineering, design, manufacturing and delivery processes, as well as issues with third-party pharmaceuticals or components included in our products. Because our products are highly complex, the occurrence of performance issues may increase as we continue to introduce new products and rapidly scale up manufacturing to meet increased demand. Although we have established internal procedures to minimize risks that may arise from product quality issues, there can be no assurance that we will be able to eliminate or mitigate occurrences of these issues and associated liabilities. In addition, identifying the root cause of performance or quality issues, particularly those affecting third-party components or other elements, may be difficult, which increases the time needed to address quality issues as they arise and increases the risk that similar problems could recur. Finding solutions to quality issues can be expensive and we may incur significant costs, lost revenue or reputational damage in connection with, for example, shipment holds, product recalls and warranty or other service obligations. Quality issues can also impair our relationships with new or existing customers or result in product liability suits against us, which may be expensive to defend and could impact the reimbursement coverage of our products, our product liability insurance rates and/or our cash reserves in the event our existing insurance coverage is insufficient. The occurrence of any of the foregoing could harm our reputation as a producer of high-quality products and could adversely affect our business, financial condition or results of operations.

Ophthalmic surgeons may not use our products if they do not believe they are safe, efficient, effective and preferable alternatives to other treatment solutions in the market or may use our products without being adequately trained, which could result in inferior clinical outcomes.

We believe that ophthalmic surgeons will not use our products unless they conclude that our products provide a safe, efficient, effective and preferable alternative to currently available treatment options. Publications of clinical results by us, our competitors and other third parties may impact whether, and the degree to which, our products are used by physicians and the procedures and treatments those physicians choose to administer to their patients. If ophthalmic surgeons determine that any of our products are not sufficiently effective, efficient or safe, whether based on longer-term patient studies or clinical experience or unsatisfactory patient outcomes or patient injury, our sales would be harmed. Surgeons may base such determination on patient outcomes that are the result of other unqualified surgeons performing procedures for which they haven’t been trained. It is also possible that as our products become more widely used, latent defects could be identified, creating negative publicity and liability problems for us and adversely affecting demand for our products. If an increasing number of ophthalmic surgeons do not continue to adopt the use of our products, our operating and financial results will be negatively impacted.

If we fail to manage our anticipated growth effectively, we may not be able to meet customer demand for our products and our business could suffer.

Since the commercial launch of the iStent in 2012, we have seen significant period-to-period growth in our business, both organically and through transactions, and we must continue to grow in order to meet our business and financial objectives. However, continued growth creates numerous challenges, including, among others, new and increased responsibilities for our management team; increased competition; increased and, with respect to new products such as the iDose TR, uncertain product demand which could strain our manufacturing capacity or create product shortages; the management of an increasing number of customer, supplier and other relationships; increased pressure on our operating, financial and reporting systems; entry into new international territories with unfamiliar regulations and business approaches; and the need to hire, train and manage additional qualified personnel. If we fail to manage any of these challenges effectively, our business may be harmed.

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

Failure to protect our information systems against cybersecurity threats, cybersecurity incidents, service interruptions, or data corruption could materially disrupt our operations and adversely affect our business, operating results, or the effectiveness of our internal controls over financial reporting.

The efficient operation of our global business depends on our information systems, including telecommunications, the internet, network communications, email and various computer hardware and software applications. We rely on our information systems to effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, quality systems, customer service and technical support functions. Our information systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, power losses, computer system or data network failures, data corruption and security breaches or other cybersecurity incidents, some of which we have experienced and which we continue to monitor. Cybersecurity incidents can include ransomware, computer denial-of-service attacks, worms, and other malicious software programs introduced to our computers and networks, including intrusions that are designed to evade detection for an extended period of time, phishing attacks, social engineering attacks, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities or weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage. Additionally, cybersecurity threats and the techniques used in cyberattacks change, develop and evolve rapidly, including from emerging technologies, such as advanced forms of AI and quantum computing. While none of the cybersecurity incidents or service interruptions that we have experienced to date have had a material adverse impact on our business, financial condition or operations, the preventative measures we have implemented to date may not be sufficient to prevent, mitigate or offset a future incident that may materially and adversely impact us and the cybersecurity insurance we have obtained may or may not cover such an incident. In addition, some of our software systems are cloud-based data management applications, hosted by third-party service providers whose security and information technology systems are subject to similar risks. The failure to protect either our or our service providers’ information technology infrastructure could disrupt our entire operation, resulting in decreased sales, increased overhead costs, product shortages, or loss or misuse of intellectual property or proprietary, confidential, sensitive or personal information, all of which could have a material adverse effect on our reputation, business, financial condition and operating results or result in investigations, claims and administrative penalties by regulators.

Our enterprise resource planning (ERP) system is integral to our ability to accurately and efficiently maintain our books and records, record transactions, and prepare our financial statements. Any disruptions or difficulties that may occur in connection with our ERP system (whether in connection with the regular operation, periodic enhancements or upgrades of such systems, or due to cybersecurity incidents) could adversely affect our ability to provide services, fulfill contractual obligations, file reports with the SEC in a timely manner, operate our business or otherwise affect our controls environment. If our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC, or other regulatory authorities. Any of these events could have an adverse effect on our operating results and financial condition.

Failure to comply with data privacy and security laws could have a material adverse effect on our business.

We are subject to state, federal and foreign laws relating to data privacy and security in the conduct of our business, including state breach notification laws, the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, the European Union’s General Data Protection Regulation (GDPR), the U.K. Data Protection Act and the U.K. GDPR, the California Consumer Privacy Act, and the California Privacy Rights Act, among others. These laws affect how we collect and use data of our employees, consultants, customers and other parties, including patients treated with our products. They may further restrict our transfer and use of such data, and may allow individuals to make requests or exercise rights that could limit use of data and require the expenditure of significant resources and time and effort to address. These laws, as well as similar laws being enacted by other states and countries, impose substantial requirements that involve the expenditure of significant resources and the investment of significant time and effort to comply. We also rely on third parties to host or otherwise process some of this data. In some instances, these third parties have experienced failures to protect data privacy. Our failure or the failure of these third parties to comply with these laws or prevent security breaches of such data could result in significant liability, fines and penalties under applicable data privacy laws, cause disruption to our business, harm our reputation and have a material adverse effect on our business.

We cannot be certain that our net operating loss tax carryforwards will be available to offset future taxable income.

At December 31, 2023, we had approximately $463.1 million, $355.3 million and $9.4 million of net operating loss (NOL) carryforwards for federal, state and foreign purposes, respectively. A portion of federal NOL carryforwards incurred prior to 2018 will expire annually, if unused, while $257.6 million will not expire but can only be used to offset 80 percent of federal taxable income. Additionally, portions of state and foreign NOL carryforwards will expire annually, if unused.

At December 31, 2023, we had federal and state R&D credit carryforwards of approximately $43.8 million and $25.0 million, respectively. Portions of federal and $4.4 million of state credits will expire annually, if unused, while $20.6 million of state credits carry forward indefinitely. Additionally, as of December 31, 2023, we expect to be awarded a total of $3.0 million in California economic development credits which can be used to offset California taxable income. These credits begin to expire in 2028, if unused.

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

As of December 31, 2023, we had $287.5 million in principal amount of indebtedness as a result of the issuance of the Convertible Notes. We may also incur additional indebtedness to meet future financing needs. Interest payments, fees, covenants and restrictions under agreements governing our current or future indebtedness, including the indenture governing the Convertible Notes, could have significant consequences, including the following: impairing our ability to successfully continue to commercialize our current or future products; limiting our ability to obtain additional financing on satisfactory terms; increasing our vulnerability to general economic downturns, competition and industry conditions; requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness; inhibiting our flexibility to plan for, or react to, changes in our business; and diluting the interests of our existing stockholders if we issue shares of our common stock upon conversion of the Convertible Notes. The occurrence of any one of these events could have an adverse effect on our business, financial condition, operating results or cash flows and ability to satisfy our obligations under the indenture governing the Convertible Notes and any other indebtedness.

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

Our medical devices, drugs, drug/device combination products and other products are subject to extensive government regulation in the U.S. by the FDA, state regulatory authorities and foreign regulatory authorities in the countries in which we conduct business. These regulations relate to, among other things, approval or clearance of our products for sale, R&D, labeling, advertising, promotion, pricing and discounts, recordkeeping, reporting, import and export, post-approval studies and the sale and distribution of our products. See Item 1, Business, “Government Regulation – U.S. Regulation & Reimbursement” and “International Regulation & Reimbursement” in this Annual Report for additional information. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, which may include, among other things, warning letters, fines, injunctions, recalls, refusals to grant or delays in granting requests, civil fines and penalties, operating restrictions, withdrawal of approvals and even criminal prosecution.

The process of obtaining clearances or approvals to market our products can be expensive and lengthy, and we cannot guarantee that our current products will receive clearance or approval for additional indications or that our future products will receive clearance or approval on a timely basis, or without restrictions, if at all. Additionally, based upon a recent FDA determination, our pipeline products that are determined to be drug-device combination products, such as our iDose TR product, will require review and coordination by each of FDA’s drug and device centers prior to approval, which may delay approval. In some instances, we or our partners have pursued, and may in the future pursue, a regulatory clearance or approval that proves unsuccessful, such as the FDA’s recent failure to approve the PreserFlo Microshunt in the U.S. and our determination to conduct a second pivotal confirmatory study of our Epioxa pharmaceutical therapy based on recommendations from the FDA in pre-NDA submission meetings. When this occurs, the time and financial resources required to obtain FDA or other regulatory approval may substantially increase or new competitive products could reach the market faster than our product candidate, which could materially adversely impact our competitive position and prospects. We cannot assure you that we will receive the requisite approvals to sell our product candidates on our anticipated timeline or at all.

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

As part of the PMA regulatory application and approval process, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facilities to ensure compliance with the FDA’s Quality System Regulation (QSR) for medical devices or current Good Manufacturing Practice (cGMP) regulations for drug and combination products, such as our iDose TR product. If our facilities, or those of our third-party manufacturers or suppliers, fail to meet the QSR or cGMP regulations, as applicable, or other standards required by the FDA, we could experience a delay in obtaining the necessary regulatory clearances or approvals to commercialize our pipeline products, which could have a material adverse effect on our business and financial condition and results.

Even after we have obtained the proper regulatory clearance or approval to market a product, we have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations. We may also be required to seek additional regulatory approvals to modify our approved products or their manufacturing processes or indications, which may entail significant time and expense. We and our suppliers are subject to extensive post-marketing regulatory requirements including post-marketing studies, and failure to comply with applicable requirements in a timely manner could subject us to enforcement actions, including recall or product approval withdrawals. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. Other post-market requirements on our products include establishment registration and device listing, quality system and good manufacturing requirements, reporting of adverse events and device malfunctions, product tracing, reporting of corrections and removals (recalls), labeling requirements, and promotional restrictions. Under FDA regulations, combination products are subject to the quality system and good manufacturing requirements applicable to both drugs and medical devices. Our products could malfunction, cause unexpected adverse events, or experience performance problems that require review and possible corrective action by us or a component supplier, including a recall or market withdrawal. Any recall or product withdrawal, whether required by the FDA or another regulatory authority or initiated by us, could harm our reputation with customers, cause us to incur significant expense and negatively affect our sales.

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

We are subject to healthcare fraud and abuse, anti-kickback, false claims and transparency laws and regulations, among others, which are enforced by federal, state and international governments with respect to our marketing, training, customer arrangements, discount, rebate and pricing programs, product bundling, financial arrangements with physicians, patient assistance programs, reimbursement support services, and other practices. See Item 1, Business, “Government Regulation – U.S. Regulation & Reimbursement” and “International Regulation & Reimbursement” contained in this Annual Report for additional information about the laws and regulations which apply to us. The U.S. Department of Justice has increased its scrutiny of interactions between manufacturers and healthcare providers, as well as various patient, product and reimbursement support programs and speaker bureaus, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Although we try to structure our arrangements within available safe harbors whenever possible, we may nevertheless become subject to government scrutiny or investigation. Violations may result in civil monetary penalties, criminal penalties, and exclusion from participation in government healthcare programs, including Medicare and Medicaid, all of which would have an adverse effect on our business.

We are also subject to compliance with various anti-bribery laws and regulations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions, which generally prohibit companies and their agents from making bribes or other improper payments to officials for the purpose of obtaining or retaining business. We are also subject to limitations on trade with persons in sanctioned countries. Our sales in international markets increase the inherent risks of encountering such issues. While our employees, distributors and agents are required to comply with these laws and regulations, no assurance can be given that our training efforts and internal policies and procedures will prevent violations of these laws. Any actual or alleged violations of these laws and regulations could subject us to government investigations, criminal sanctions, severe fines and penalties that could have a material adverse impact on our reputation, financial condition, results of operations and cash flows.

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

In 2017, the EU adopted Medical Devices Regulation 2017/745 (MDR), which repealed and replaced the Medical Device Directive (MDD). MDR went into effect in May 2021 and provides for stricter controls of medical devices than did MDD. Under provisions that govern the transition from MDD to MDR, qualifying medical devices with notified body certificates issued under the MDD prior to May 2021 may continue to be marketed and sold through 2028. After the expiration of any applicable transitional period, only devices that have been CE marked under MDR may be placed on the market in the EU. Additionally, the bio-activated therapy used with our crosslinking device to treat keratoconus in international markets, which is currently classified as a medical device in the EU and certain other countries, could be reclassified as a drug product, which would impose an entirely new regulatory framework on us and our contract manufacturers for this product, and compliance may prove costly and difficult or may not be achievable at all. Our failure, or the failure of our contract manufacturers, to obtain CE marks for all of our products under MDR on a timely basis, or to comply with MDR or applicable European Medicines Agency regulations regarding drug products, could restrict our ability to sell our products in the EU or other parts of the world, which would have a material adverse effect on our business and financial results.

From time to time, we increase the prices of our products, as we have done with our Photrexa therapies. Drug pricing by pharmaceutical manufacturers is subject to federal and state reporting requirements and is currently, and is expected to continue to be, under close scrutiny, including with respect to manufacturers that increase the price of products after acquiring those products from other companies. In some cases, such scrutiny has resulted in congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturers’ patient support programs, and reform government program reimbursement methodologies for products. Although our price increases have been based upon third party studies of the projected economic value of our products to the healthcare system, they may still become subject to such scrutiny.

As a condition of having our recently-approved iDose TR product covered under certain federal healthcare programs such as Medicare and Medicaid, we are required to participate in the Medicaid Drug Rebate Program (MDRP) with respect to all of our pharmaceutical products, which requires us to calculate and report certain pricing metrics to the government, comply with certain pricing limitations any pay a rebate to each state Medicaid program for our covered products based on utilization of our products by Medicaid beneficiaries. Any company that participates in the MDRP also must participate in the 340B drug pricing program (the “340B program”). The 340B program, which is administered by the Health Resources and Services Administration, requires participating companies to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for covered outpatient drugs. The 340B ceiling price is calculated using a statutory formula, which is based on pricing data calculated under the MDRP. Additionally, the U.S. Inflation Reduction Act of 2022, which is designed to, among other things, have a direct impact on drug prices and reduce drug spending by the federal government, requires drug manufacturers to pay rebates to Medicare if they increase prices faster than inflation for certain drugs used by Medicare beneficiaries. The expansion of inflation-based rebates may complicate our pricing strategies. To the extent applicable, these and other similar legislation or regulations will reduce the prices we can charge, and impact the rebate amount we must pay, on sales of our products subject to that act, particularly on sales to our customers if they qualify as covered entities eligible to receive the discounted 340B ceiling price. Compliance with these laws and programs may reduce our net sales, and could require significant resources, which would reduce our profitability. Additionally, we cannot predict how our participation in, or how future CMS guidance or rules governing, MDRP will affect our profitability (including the potential for increases in our overall Medicaid rebate liability and the obligation to charge reduced prices to covered entities). Any changes to the limitations, calculations, or scope of these programs could negatively impact the results of our operations.

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

Our ability to successfully commercialize and achieve market acceptance of our products and compete against other therapies designed to address the same disease states depends in significant part on adequate financial coverage and reimbursement from third party payors, including governmental payors (such as the Medicare and Medicaid programs in the U.S.), managed care organizations and private health insurers. See Item 1, Business, “Government Regulation – U.S. Regulation & Reimbursement” and “International Regulation & Reimbursement” contained in this Annual Report for additional information. Payors continually review the clinical evidence for new therapies and can change their coverage policies without notice or deny payment if the product was not used in accordance with the payor’s coverage policy. Therefore, coverage for our products can differ significantly from payor to payor. In addition, payors continually review new therapies for possible coverage and can, without notice, deny coverage for these products and procedures. As a result, the coverage determination process is often time-consuming and costly and requires us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage will be obtained or will be maintained once it is obtained.

In addition to uncertainties surrounding coverage policies, there are uncertainties regarding appropriate reimbursement for the procedures associated with our new products like iAccess, a precision blade, iPRIME, a viscoelastic delivery system, and iStent infinite as well as sporadic volatility in reimbursement levels of existing products, including our Photrexa therapy and the procedures associated with our existing products, such as our iStent family of products. For example, in 2022 the CMS’ payment rates significantly lowered the Medicare physician fee payment rates and slightly lowered the Medicare facility fee payment rates related to the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, furnished in the ambulatory surgery center (ASC) setting, which we believe disrupted traditional customer ordering patterns and resulted in our customers’ trialing and utilization of competitive products, causing reduced glaucoma sales volumes in the U.S. in 2022 and 2023. Additionally, the facility fee payment rates for the standalone procedure that hospitals and ambulatory surgery centers will use with Glaukos’ iStent infinite product, were lower than anticipated for 2022 and were not significantly modified by CMS for 2023 facility fee payment rates. While CMS’ 2024 Medicare payment rates increased facility fee payment rates related to the implantation of trabecular bypass stents, such as our iStent family of products, both in conjunction with cataract surgery and as a standalone procedure, in both the ASC and hospital setting, we expect the reduced physician and facility fee payment rates to have an adverse impact on procedural iStent family product volumes, in conjunction with cataract surgery and on a stand-alone basis, in 2024 as well as on our U.S. combo-cataract glaucoma revenues, gross profit, and net income.

The demand for, and the profitability of, our products could be materially harmed if the Medicaid program, Medicare program, other healthcare programs in the U.S. or elsewhere, or third party commercial payors in the U.S. or elsewhere, deny reimbursement for our products, limit the indications for which our products will be reimbursed, are unclear on appropriate reimbursement codes or provide reimbursement only on unfavorable terms. For example, in June 2023 five MACs, which set physician fee payment rates for products covered by temporary CPT Category III codes, published proposed local coverage determinations (LCDs) that deemed certain ophthalmic procedures, including the procedures using our iAccess and iPRIME products, investigational and therefore not covered by Medicare and not reimbursed, which LCD was ultimately adopted and then reversed by these MACs. Also, when procedures associated with our products transition from temporary CPT Category III codes to permanent CPT Category I codes, the physician and facility reimbursement levels associated with the procedures using these products could be decreased, such as the decreased payment rates for procedures using our iStent-related products, in conjunction with cataract surgery, established by CMS for 2022 and 2023, as discussed above. Even when a permanent billing code has been assigned to a product, there is no guarantee that coverage will be provided. If we are unable to maintain our existing codes or obtain new permanent codes for procedures using our products, use existing codes for new products or obtain new reimbursement codes for our products in development, we may be subject to significant pricing pressure, that could harm our results of operations, financial condition and prospects. In the foreign markets in which we operate, different pricing and reimbursement systems, could result in lower reimbursement, harming our ability to operate our business.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.CYBERSECURITY

Risk Management and Strategy

We recognize the importance of maintaining the security of our information systems and assets, and have several cybersecurity processes and controls designed to identify, assess and manage the risks associated with cybersecurity threats and cybersecurity incidents.

Risk Management Systems and Processes

To identify and assess material risks from cybersecurity threats, our enterprise risk management program considers cybersecurity threat risks alongside other company risks as part of our overall risk assessment process. Our enterprise risk management program is administered by the Company’s legal and internal audit functions, and facilitates the process of identifying and assessing cybersecurity threat risks, as well as monitoring the effectiveness of our risk mitigation efforts. During the year, our senior management periodically identifies the cybersecurity risks facing the Company and reviews our mitigation plans related to these risks. These senior leaders conduct an evaluation of the severity of these identified risks and any changes to this risk level or the Company’s mitigation efforts since the prior evaluation. The severity of risks is measured based upon the potential adverse impact that could result, the immediacy of the threat and the availability of mitigating factors, among other elements. Management may consult with outside consultants, such as legal counsel or cybersecurity advisors, in assessing risks and developing mitigation plans. Both the Audit Committee and the full Board regularly receive reports from such outside experts in response to emerging or higher risk areas.

We also have specific cybersecurity risk assessment processes which help identify our cybersecurity threat risks, including a comparison of our processes to industry standards as well as periodic third-party assessments of our programs. We compare our Information Security Program with industry standards including the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and ISO 27001. In order to enhance internal expertise, members of our Information Technology (IT) department maintain various cybersecurity-related certifications. We also maintain written incident response and security policies that seek to ensure we are protected and ready to respond should a security incident occur. Incidents are investigated and analyzed for potential impact. If impact is present, the appropriate departments, key employees, and executive management team members are notified as part of the incident response process. Our incident response plan coordinates the activities we would take to respond to and recover from cybersecurity incidents, which include processes to triage, assess severity of, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate potential liability and reputational damage. If appropriate, incidents may be reported to senior management, the Audit Committee or the full Board.

To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and to protect against, detect, and respond to cybersecurity incidents, we undertake the activities listed below:

●	closely monitor emerging data protection laws and implement responsive changes to our processes;
●	conduct annual cybersecurity training for all employees and contractors who use our systems;
●	conduct regular email phishing testing exercises for all employees to enhance awareness and responsiveness to such possible threats;
●	require employees, as well as contractors who have access to our systems or the data of our employees or customers, to treat information as confidential;
●	schedule tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our processes, technologies and incident response plan; and
●	carry cyber risk insurance that provides protection (as specified in the applicable policies) against certain potential costs and losses arising from a cybersecurity incident.

Engagement of Third Parties

As part of the above processes, we regularly engage with assessors, consultants, and other third-parties to review our cybersecurity program. These reviews are intended to evaluate the effectiveness and robustness of the security measures implemented in our networks and information systems, identifying potential vulnerabilities, performance improvements, and recommended improvement strategies. These security assessments may focus on key areas such as user access controls, data encryption processes, auditing and monitoring of database activities, system and server configuration and update procedures.

Threats from Third Party Service Providers

Our processes also address cybersecurity threat risks associated with our use of third-party software and system providers. Third-party risks are included within our enterprise risk management assessment program, which is discussed above. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on high-risk third-parties that provide us software or have access to our systems or highly sensitive information, and monitor cybersecurity threat risks identified through such diligence. New software is evaluated for risk and approved by our internal Software Approval Board before purchase or installation on our systems.

We formed a Software Approval Board, which is made up of cross-functional members from Quality, Internal Audit, Information Security, Business Systems, and R&D, to help determine risk and impact of any potential newly proposed software. Additionally, we generally require those high risk third parties to agree by contract to manage their cybersecurity risks in specified ways. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Material Impact of Cybersecurity Threats or Incidents

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Risks Related to our Business,” included as part of our risk factor disclosures at Item 1A of this Annual Report, which disclosures are incorporated by reference herein.

We are not aware of any material cybersecurity incidents that have occurred in the last three fiscal years, and the expenses we have incurred from cybersecurity incidents were immaterial. This includes penalties and settlements, of which there were none.

Governance

Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board and management.

Board Oversight

The Audit Committee of our Board is responsible for the oversight of risks from cybersecurity threats. At least twice a year, the Audit Committee receives a report from the head of Information Technology of our cybersecurity threat risk management and mitigation strategy covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and potentially material cybersecurity threat risks or incidents, as well as the steps management has taken to respond to such risks. In such sessions, the Audit Committee generally receives information describing current and emerging material cybersecurity threat risks, and describing the company’s plans to mitigate those risks, and discusses such matters with our head of IT and other members of senior management. Potentially material cybersecurity threat risks are also considered during separate Board discussions of important matters like enterprise risk management. Two members of our Board, including one member of the Audit Committee, have earned cybersecurity certifications to help them identify cybersecurity threats and oversee management’s efforts to manage and mitigate them.

Management Oversight

While the Audit Committee reviews and oversees the Company’s information security efforts, senior leadership is responsible for the day-to-day management of cybersecurity risk and the design and implementation of policies, processes and procedures to identify and mitigate this risk. Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Legal department and our Internal Audit department, working with our IT department. These members of management are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.

ITEM 2.PROPERTIES

The Company leases two adjacent buildings, two suites, and a warehouse as part of its manufacturing campus located in San Clemente, California. Each of the leases for the two adjacent buildings expires on May 31, 2030, and each contains an option to extend the lease for one additional five-year period at market rates. The total leased square footage of both buildings totals 101,000. The square footage of the other suites and warehouse in San Clemente, California totals 19,000.

The Company’s office building lease in Aliso Viejo, California (Aliso Facility) is one property containing three existing office buildings, comprising approximately 160,000 rentable square feet of space. The term of the Aliso Facility commenced on May 1, 2019 and continues for thirteen years. The agreement contains an option to extend the lease for two additional five year periods at market rates. On December 18, 2018, we also purchased approximately 2.5 acres of vacant land located adjacent to the Aliso Facility for future expansion purposes. In 2022, the Company relocated its corporate administrative headquarters, along with certain laboratory, R&D and warehouse space, to the Aliso Facility. The Company’s San Clemente locations will continue to serve as its main manufacturing location for the foreseeable future.

We also occupy approximately 60,000 square feet of leased manufacturing space in Burlington, Massachusetts pursuant to a lease agreement that expires on July 31, 2033. Other foreign subsidiaries’ leased office space, which includes small administrative offices in Australia, Brazil, Canada, France, Germany, Japan Singapore and the United Kingdom, totals less than 15,000 square feet.

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

As of February 21, 2024, we had 67 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of record holders also does not include stockholders whose shares may be held in trust by other entities.

Stock Performance Graph

The following performance graph shows the cumulative total stockholder return during the last five years in (i) our common stock, (ii) the S&P Small Cap 600 index and (iii) the S&P Small Cap 600 Healthcare index. The graph assumes that $100 was invested at the closing price of our common stock on the last trading day of fiscal year 2018 and all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

		12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Glaukos Corporation	$100.00		$96.97	$133.99	$79.12	$77.76	$141.52
S&P Small Cap 600 index	$100.00		$120.86	$132.43	$165.89	$137.00	$156.02
S&P Small Cap 600 Healthcare index	$100.00		$120.14	$157.88	$166.97	$122.84	$119.57

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

Overview

We are an ophthalmic pharmaceutical and medical technology company focused on developing novel, dropless platform therapies and commercializing associated products for the treatment of glaucoma, corneal disorders, and retinal disease. We first developed Micro-Invasive Glaucoma Surgery (MIGS) as an alternative to the traditional glaucoma treatment paradigm, launching our first MIGS device commercially in 2012. We also offer commercially a proprietary bio-activated pharmaceutical therapy for the treatment of a rare corneal disorder, keratoconus, that was approved by the FDA in 2016. We received U.S. Food and Drug Administration (FDA) approval in December 2023 for our first procedural pharmaceutical product, the iDose TR. We are developing a portfolio of platforms to support ongoing pharmaceutical and medical device innovations. Products and product candidates for each of these platforms are designed to advance the standard of care through better treatment options across the areas of glaucoma, corneal disorders such as keratoconus, dry eye and refractive vision correction, and retinal diseases such as neovascular age-related macular degeneration, diabetic macular edema, and retinal vein occlusion.

Financial Overview

The most important financial indicators that we use to assess our business are net sales, gross margin, operating expenses, and cash on hand.

	December 31,	December 31,
	2023	2022
Net sales	$314,711	$282,862
Gross margin	76%	76%
Operating expenses	$367,836	$296,196
Cash, cash equivalents, short-term investments and restricted cash	$301,287	$359,773

Please see Results of Operations and Liquidity and Capital Resources below for a detailed discussion of each of the above items including analysis of the fluctuations from year to year.

We incurred net losses of $134.7 million, $99.2 million and $49.6 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively and as of December 31, 2023, we had an accumulated deficit of $599.1 million.

Recent Developments

On December 13, 2023, we received U.S. FDA approval for the iDose TR indicated for the reduction of intraocular pressure (IOP) in patients with open-angle glaucoma or ocular hypertension. iDose TR is an intracameral procedural pharmaceutical therapy designed to continuously deliver therapeutic levels of a proprietary formulation of travoprost inside the eye for extended periods of time. We plan to begin commercializing iDose TR in the first quarter of 2024.

On October 16, 2023, we entered into an Exclusive License Agreement (Stuart License Agreement) with Stuart Therapeutics, Inc. (Stuart), pursuant to which Stuart granted us an exclusive, worldwide license to develop and commercialize products incorporating certain of its owned or controlled technologies, including its ST-113 drug compound, that may be utilized to provide neuroprotection in glaucoma. Pursuant to the terms of the Stuart License Agreement, we made a one-time upfront payment of $2.0 million to Stuart. As of December 31, 2023, the Stuart technologies are all early stage (i.e., pre-clinical). Therefore, depending on the success of the development, regulatory approval and commercialization of the proprietary technologies which is unknown at this time, we may have ongoing clinical and regulatory milestone payments of up to $15.0 million as well as commercial milestone payments of up to $310.0 million, should all contractual milestone events be achieved and annual net sales of a licensed product meet or exceed $2.0 billion. Additionally, we may have royalty payment obligations, based on a single-digit percentage of annual net sales.

On July 17, 2023, we entered into a collaboration and marketing agreement (Collaboration and Marketing Agreement) with Radius XR, Inc. (Radius), in which we became the exclusive sales agent to market, promote and solicit orders for the Radius XR™ wearable patient engagement and diagnostic system within the United States. Pursuant to the Collaboration and Marketing Agreement, we earn commission payments based on sales of Radius products resulting from our marketing and promotion efforts. In connection with the Collaboration and Marketing Agreement, we entered into a convertible promissory note (Convertible Promissory Note) pursuant to which we agreed to fund Radius up to $5.0 million, based upon the occurrence of certain potential future events. The Convertible Promissory Note bears interest on the outstanding principal at the rate of 5.0% per annum, and the outstanding principal and interest is convertible into preferred stock or capital stock in Radius under certain circumstances. As of December 31, 2023, $2.8 million is outstanding under the Convertible Promissory Notes.

On May 16, 2023, we issued $3.0 million of our common stock in connection with the acquisition of intellectual property rights regarding certain formulations and methods for treating an ophthalmic disorder, including all related patents and patent applications, technology and know-how. We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business. We may have ongoing milestone payments based on achieving certain clinical and regulatory milestones depending on the success of the development and approval of the proprietary technologies. Additionally, if these proprietary technologies are commercialized, we may also have single digit royalty payment and commercial milestone obligations that are determined based upon annual net sales thresholds.

Market and Business Update

Impact of the Current Global Economic Environment

During the last twelve months, global and regional economies, the markets we serve and financial markets have experienced significant volatility, including the impact of the macroeconomic environment, specifically inflation, supply shortages or delays, changes in supply and demand, bank failures, foreign exchange rate fluctuations and other conditions which have led to disruptions in commerce and pricing stability. While the specific impact of these factors is not readily determinable, in the past twelve months we have not experienced a material financial statement impact or business disruptions as a result of these negative macroeconomic and geopolitical trends. The duration and scope of these conditions cannot be predicted and therefore, it is uncertain what long-term impacts these economic pressures may have on our business.

For us specifically, some of our vendors are continuing to experience supply challenges, both in the acquisition of raw materials as well as due to labor shortages and other disruptions. As a result of these supply chain challenges and due to current inflationary pressures, we have experienced higher costs for certain components and raw materials. We expect some supply challenges and higher costs to continue into 2024. These challenges have occasionally led to longer lead times and delays of certain components needed for the manufacture of our products, in some cases requiring us to find alternative sources for materials. In the latter part of 2023, these supply challenges generally stabilized; however, if these supply issues persist or worsen in the future, they could impact our ability to ship some of our products to our customers, or bring some of our pipeline products to market, in a timely manner.

Additionally, the effects of foreign currency fluctuations were most notably experienced in our international glaucoma business. Our annual growth rate of net sales for the year ended December 31, 2023 was negatively affected by approximately 145 basis points, primarily related to the Japanese Yen. For the year ended December 31, 2022, net sales of our international glaucoma business were negatively impacted by approximately 960 basis points, primarily related to the Euro and Japanese Yen.

Developments Impacting Reimbursement Rates and Coverage

In the U.S., healthcare providers use separate billing codes to report the provision of medical procedures and use of supplies to third-party payors, such as government programs or private insurance, and seek reimbursement for all or a portion of those costs. Physician fee payment rates for products covered by temporary Current Procedural Terminology (CPT) codes are set by the multi-state, regional contractors, or Medicare Administrative Contractors (MACs), of which there are currently seven, that are responsible for administering Medicare claims. MACs have in the past, and may in the future, change coverage terms, and there can be no assurance that coverage and adequate reimbursement will be obtained from, or maintained by, the MACs.

The U.S. Centers for Medicare & Medicaid Services (CMS) final rules for 2022 Medicare physician fee payment rates for services furnished in both the ambulatory surgery center (ASC) and hospital outpatient settings (2022 Final Rule) took effect on January 1, 2022. Compared to the reimbursement rates in effect for 2021, the 2022 Final Rule contained a significantly lower physician fee related to the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery. The CMS final rule for 2023 Medicare physician fee payment rates (2023 Final Rule) that took effect on January 1, 2023 did not materially modify the 2022 Final Rule for procedures using our iStent family of products. The significant reduction of the physician fee had a negative impact on procedural iStent family product volumes, in conjunction with cataract surgery in 2022 and 2023.

In June 2023, five of the seven MACs published proposed local coverage determinations (LCDs) that included reimbursement coverage of iStent infinite, which received FDA clearance in August 2022. The proposed LCDs released by the five MACs also contained additional rules that would result in certain ophthalmic goniotomy and canaloplasty procedures being categorized as investigational and therefore not covered or reimbursed by Medicare. In October and November 2023, the five MACs released final LCDs, confirming reimbursement coverage of the standalone procedure utilizing the iStent infinite and non-coverage for certain procedures, including the ophthalmic canaloplasty procedure utilizing our iPRIME product. Further, the final LCDs indicated that surgical MIGS procedures should not be performed in combination with other MIGS or surgical glaucoma procedures. In December 2023, prior to their respective effective dates, the five MACs rescinded the final LCDs and determined there would be no change in the current status of coverage for MIGS. The other two MACs have taken preliminary steps to assess coverage of iStent infinite through temporary local coverage article (LCA) updates. In the case of each of these seven MACs, coverage of the iStent infinite is determined on a case-by-case basis.

On November 1, 2023, CMS published its final rules on 2024 Medicare physician fee and facility fee payment rates (2024 Final Rule), which took effect on January 1, 2024. The 2024 Final Rule does not materially modify the 2023 rules with respect to physician fee payment rates for procedures using our iStent family of products in conjunction with cataract surgery but does contain increased facility fee rates for such procedures, in both the ASC and hospital settings. In addition, the 2024 Final Rule contained significant increases in the facility fee rates for ASCs and hospitals that perform iStent infinite procedures in a standalone setting under its temporary Category III CPT code.

We estimate that approximately 80% of procedures utilizing our iStent family of products in the U.S. are performed in the ASC setting and the remaining estimated 20% of procedures are performed in the hospital.

Business Outlook

CMS physician fee payment rate decreases have disrupted traditional customer ordering patterns and have resulted in our customers’ trialing and utilization of competitive products, causing reduced U.S. Glaucoma sales volumes of our iStent family of products used in conjunction with cataract surgery in 2022 and, to a lesser extent, in 2023. Our corneal health sales have experienced sporadic headwinds in recent years due to U.S. commercial payer volatility. We believe investments in our market access organization were successful in reducing volatility in 2023, however we are in the early stages of these investments and cannot predict whether such success will continue. Additionally, unfavorable foreign exchange rates in certain geographies in which we operate negatively impacted our sales during the first half of 2023 and all of 2022.

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

Components of Results of Operations

Net Sales

Our net sales are generated primarily from sales of iStent family of products to customers and sales of Photrexa and associated drug formulations as well as KXL systems to customers. Customers are primarily comprised of ambulatory surgery centers, hospitals and physician private practices, with independent distributors being used in certain international locations where we currently do not have a direct commercial presence.

We currently operate in one reportable segment and net sales are generated primarily from sales of our iStent family of products, sales of Photrexa and other associated drug formulations, our proprietary bioactivation systems, and royalty income. Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services.

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

While net sales may increase as we expand our global sales and marketing infrastructure and continue to increase awareness of our products by expanding our sales base and increasing our marketing and market access efforts, historically our net sales within a fiscal year have been impacted seasonally, as demand for ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year. However, we note that traditional seasonality patterns were disrupted due to the COVID-19 pandemic in 2021. In 2022 and 2023, we have seen the return of some seasonality patterns; for example, a stronger fourth quarter relative to the rest of the year. However, traditional U.S. revenue patterns were interrupted for us as a result of the CMS reimbursement cuts pursuant to the 2022 Final Rule. CMS physician fee payment rate decreases, which were effective in 2022 and 2023, have disrupted traditional customer ordering patterns and have resulted in our customers’ trialing and utilization of competitive products, causing reduced U.S. Glaucoma sales volumes during 2022 and certain portions of 2023. Our corneal health sales have experienced sporadic headwinds in recent years due to U.S. commercial payer volatility. We believe investments in our market access organization were successful in reducing volatility in 2023, however these investments continue to remain early.

Cost of Sales

Cost of sales reflects the aggregate costs to manufacture our products and includes raw material costs, labor costs, manufacturing overhead expenses and the effect of changes in the balance of reserves for excess and obsolete inventory.

We manufacture our iStent family of products and iDose TR at our facilities in San Clemente, California and our KXL systems at our manufacturing facility in Burlington, Massachusetts. We contract with third-party manufacturers in the U.S. and Germany to produce our Photrexa and other associated drug formulations. We currently intend to maintain our manufacturing facilities at our San Clemente and Burlington locations for the foreseeable future.

Due to the relatively low production volumes of our iStent family of products, iDose TR and our KXL systems compared to our potential capacity for those products, a significant portion of our per unit costs is comprised of manufacturing overhead expenses. These expenses include quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management.

In 2022 and 2021, cost of sales included a charge equal to a low single-digit percentage of worldwide net sales of certain iStent products, with a required minimum annual payment of $0.5 million, which amount became payable to the Regents of the University of California (the University) in connection with our December 2014 agreement with the University related to a group of our U.S. patents (the Patent Rights). This ongoing product payment obligation changed as patent coverage on certain products has lapsed, and terminated entirely on the date the last of the Patent Rights expires, which was December 29, 2022. For the years ended December 31, 2022 and December 31, 2021, we recorded approximately $3.1 million and $4.2 million, respectively, in cost of sales in connection with the product payment obligation.

Cost of sales has included amortization of the $252.2 million developed technology intangible assets recorded as a result of our acquisition of Avedro, Inc (Avedro). For each of the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the amortization expense was $22.1 million.

Our future gross profit as a percentage of net sales, or gross margin, will be impacted by numerous factors including commencement of sales of products in our pipeline, or any other future products, which may have higher pricing, or conversely, higher product costs. Our gross margin will also be affected by manufacturing or supply chain disruptions or inefficiencies that we may experience as we attempt to manufacture our products on a larger scale, manufacture new products and change our manufacturing capacity, processes or output. Additionally, our gross margin will continue to be affected by amortization of Avedro developed technology intangible assets, and by royalty expenses on current or future products associated with various licensing agreements. Our gross margin in future periods may also be impacted by other factors adversely affecting our net sales in future periods such as the impact of government pricing programs and reductions of payment rates for certain of our products and related services and inflationary pressures.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses primarily consist of personnel-related expenses, including salaries, sales commissions, bonuses, fringe benefits and stock-based compensation for our executive, sales, marketing, market access, financial, legal, and other administrative functions. Other significant SG&A expenses include marketing programs; advertising; post-approval clinical studies; conferences and congresses; travel expenses; costs associated with obtaining and maintaining our patent portfolio; professional fees for accounting, auditing, consulting and legal services; costs associated with our global enterprise systems and information systems; and allocated facility expenses.

We expect SG&A expenses to continue to grow as we increase our global sales and marketing infrastructure and general administration infrastructure. We also expect other non-employee‐related costs, including sales and marketing program activities for new products, market access efforts, outside services and accounting services and general legal costs to increase as our overall operations grow. The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as on the timing of any new product launches and other potential business and operational activities.

Research and Development

Our research and development (R&D) activities primarily consist of new product development projects, pre-clinical studies, IDE and IND studies, and clinical trials. Our R&D expenses primarily consist of personnel-related expenses, including salaries, fringe benefits and stock-based compensation for our R&D employees; research materials; supplies and services; in-licenses, including event-based milestones; and the costs of conducting clinical studies, which include payments to investigational sites and investigators, clinical research organizations, consultants, and other outside technical services; and the costs of materials, supplies and travel. We expense R&D costs as they are incurred. We expect our R&D expenses to continue to increase as we initiate and advance our development programs, including our expanding pharmaceutical and surgical development efforts and clinical trials across the glaucoma, corneal health and retinal disease spectrums.

Costs for our clinical development programs include expenses for all activities necessary for obtaining regulatory approvals. Our research programs vary significantly for each current and future product candidate and completion dates are difficult to predict. As a result, while we expect our R&D costs to continue to increase for the foreseeable future, we cannot estimate with any degree of certainty the timing or the amount of costs we will incur in connection with the development of our product candidates. We anticipate we will make determinations as to which programs and product candidates to pursue and how much funding to direct to each program and product candidate on an ongoing basis in response to the scientific success of early research programs, results of ongoing and future clinical trials, the availability of funding resources, as well as ongoing assessments as to each current or future product candidate’s commercial potential and our likelihood of obtaining necessary regulatory approvals. We are not currently able to fully track expenses by product candidate.

Acquired In-Process Research and Development

Our acquired in-process research and development (IPR&D) expenses generally relate to acquisitions of technologies that management determines do not have any alternative future uses.

Our IPR&D for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 totaled $5.0 million, $10.0 million and $10.0 million, respectively, relating to one-time upfront payments and stock issuances associated with our exclusive licensing agreements with various third-parties, whereby we were granted the exclusive, worldwide licenses for certain technologies that are in development.

We may have ongoing milestone and royalty payment obligations depending on the success, development regulatory approval and commercialization of the proprietary technologies we have acquired.

Litigation-related Settlement

The two $30.0 million cash payments we received pursuant to the terms of a Settlement Agreement with Ivantis, Inc. dated September 14, 2021 (Settlement Agreement) are included in litigation-related settlement as a reduction of operating expenses on the consolidated statements of operations in each respective year.

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

Income Taxes

Our tax provision is primarily comprised of state and foreign income taxes offset by release of uncertain tax positions for which the statute of limitations has expired. Our net deferred tax liability of $7.1 million at December 31, 2023 primarily represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets. We continue to provide a full valuation allowance against our other net deferred tax assets.

We record reserves for uncertain tax positions where we believe the ability to sustain the tax position does not reach a more likely than not threshold.

Results of Operations

For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2022 compared to the year ended December 31, 2021 refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2022 Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission on February 24, 2023.

Comparison of Years Ended December 31, 2023 and December 31, 2022

	Year ended
	December 31,		% Increase
(in thousands)	2023	2022	(decrease)
Statements of operations data:
Net sales	$314,711	$282,862	11%
Cost of sales	75,575	68,979	10%
Gross profit	239,136	213,883	12%
Operating expenses:
Selling, general and administrative	224,068	192,925	16%
Research and development	138,768	123,271	13%
Acquired in-process research and development	5,000	10,000	(50)%
Litigation-related settlement	—	(30,000)	(100)%
Total operating expenses	367,836	296,196	24%
Loss from operations	(128,700)	(82,313)	56%
Non-operating loss, net	(5,027)	(16,116)	(69)%
Income tax provision	934	766	22%
Net loss	$(134,661)	$(99,195)	36%

Net Sales

Net sales for the years ended December 31, 2023 and December 31, 2022 were $314.7 million and $282.9 million, respectively, reflecting an increase of $31.8 million or 11%.

Net sales of glaucoma products in the United States were $151.5 million and $144.7 million for the years ended December 31, 2023 and December 31, 2022, respectively, increasing by approximately 5%. This increase is primarily due to higher volumes sold of our iStent family of products, including iStent infinite.

International sales of glaucoma products for the years ended December 31, 2023 and December 31, 2022 were $85.6 million and $69.6 million, respectively, increasing by approximately 23%. The increase in international sales reflects broad-based growing volume in many key international markets for glaucoma procedures, the dollar-based results of which were modestly affected by unfavorable foreign exchange rates over the course of the year, primarily related to the Japanese Yen and Australian Dollar, during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Net sales of corneal health products were $77.7 million and $68.6 million for the years ended December 31, 2023 and December 31, 2022, respectively, increasing by 13%. Of the approximately $9.0 million increase in net sales generated by our corneal health products, $10.0 million related to an increase in U.S. net sales of Photrexa using direct sales operations, the majority of which was positively impacted by higher realized average sales prices, as well as continued new account starts, partially offset by $0.5 million decrease in net sales related to U.S. corneal health devices. Our international corneal health sales decreased $0.5 million from net sales in countries outside the U.S. during the year ending December 31, 2023 as compared to the year ending December 31, 2022.

Cost of Sales

Cost of sales for the years ended December 31, 2023 and December 31, 2022 were $75.6 million and $69.0 million, respectively, reflecting an increase of approximately $6.6 million or 10% that is proportionate to the increase in net sales for the corresponding period. Our gross margin was approximately 76% for each of the years ended December 31, 2023 and December 31, 2022.

Selling, General and Administrative Expenses

SG&A expenses for the years ended December 31, 2023 and December 31, 2022 were $224.1 million and $192.9 million, respectively, reflecting an increase of $31.1 million or 16%.

Of the total $224.1 million, we incurred approximately $138.0 million of costs associated with commercial personnel and discretionary spending during the year ended December 31, 2023 as compared to $125.1 million during the year ended December 31, 2022, primarily due to compensation and related employee expenses associated with growth in our commercial infrastructure in glaucoma and corneal health, along with increased travel, meetings and accompanying costs as business activities have expanded. We also incurred approximately $86.1 million of costs associated with general and administrative personnel and discretionary spending during the year ended December 31, 2023 as compared to $67.8 million during the year ended December 31, 2022, with the change primarily associated with increased expenses related to our ongoing administrative and support functions, inclusive of information technology and allocated facilities expenses. Of the total $30.9 million increase in SG&A expenses for the year ended December 31, 2023 as compared to the year ended December 31, 2022, $13.1 million related to increased compensation and related employee costs, with $1.8 million of the incremental amount related to an increase in stock-based compensation expense.

Research and Development Expenses

R&D expenses for the years ended December 31, 2023 and December 31, 2022 were $138.8 million and $123.3 million, respectively, reflecting an increase of $15.5 million or 13%.

For the year ended December 31, 2023, we incurred $86.3 million in core R&D expenses and $52.5 million in clinical expenses, comprised of $77.7 million in compensation and related employee expenses, $2.8 million of which was related to increased stock-based compensation, with the remaining $61.1 million spent on the continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as iDose; Epioxa, a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (also referred to as “epi-on”); and our earlier stage programs for glaucoma, corneal, retinal and other therapeutic investments. For the year ended December 31, 2022, we incurred $80.4 million in core R&D expenses and $42.9 million in clinical expenses, comprised of $63.1 million in compensation and related employee expenses with the remaining $60.2 million spent on the abovementioned programs.

Acquired In-process Research and Development

IPR&D expenses for the year ended December 31, 2023 related to the issuance of $3.0 million of our common stock for the acquisition of intellectual property rights, as well as a $2.0 million upfront payment related to our Stuart License Agreement, both of which were previously discussed in Recent Developments above.

IPR&D expenses for the year ended December 31, 2022 totaled $10.0 million related to our iVeena licensing agreement.

Litigation-related Settlement

The $30.0 million cash payment from the Settlement Agreement received during the year ended December 31, 2022 is included in litigation-related settlement as a reduction of operating expenses on the consolidated statements of operations.

Non-Operating Expense, Net

We had non-operating expense, net of $5.0 million and $16.1 million for the years ended December 31, 2023 and December 31, 2022, respectively. The $11.1 million decrease primarily relates to increased interest income earned on investments and recognition of lower unrealized foreign currency losses due to intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates.

Income Tax Provision

Our effective tax rate for the year ended December 31, 2023 was (0.70)%. For the year ended December 31, 2023 and December 31, 2022, we recorded a provision for income taxes of $0.9 million and $0.8 million, respectively. For the year ended December 31, 2023 our tax provision was primarily comprised of state and foreign income tax expense offset by release of uncertain tax positions for which the statute of limitations has expired. For the year ended December 31, 2022 our tax provision was primarily comprised of state and foreign income tax expense.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, and generally cash generated from operating, financing and investing activities. Our primary uses of cash have been for commercial activities, research and development programs, general and administrative expenses, and capital expenditures.

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Cash and cash equivalents	$93,467	$119,525
Short-term investments	201,964	233,170
Accounts receivable, net	39,850	36,073
Inventory	41,986	37,841
Accounts payable	13,440	14,403
Accrued liabilities	60,574	57,956
Working capital (1)	321,447	371,500

(1)	Working capital consists of total current assets less total current liabilities per our consolidated balance sheets

Main Sources of Liquidity

We plan to fund our operations, commitments for capital expenditures and other short and long-term known contractual and other obligations using existing cash and investments and, to the extent available, cash generated from commercial operations as well as cash generated from employee stock option exercises. Included within our existing cash and investments balances are the remaining net proceeds from the Convertible Notes issued in June 2020 (after payment for the related capped call transactions), and the two $30.0 million payments received from Ivantis, Inc. during each of the years ended December 31, 2022 and December 31, 2021, which have been, and are being used for working capital and general corporate purposes.

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

As of December 31, 2023, our cash, cash equivalents and short-term investments totaled approximately $295.4 million and our restricted cash totaled approximately $5.9 million.

Cash Flow used in Operations

For the twelve months ended December 31, 2023, our operating activities used $57.8 million in net cash.

Senior Convertible Notes

Our Convertible Notes may be converted at the option of the holders at the times and under the circumstances and at the conversion rate described in Note 8 of the notes to our consolidated financial statements. As of December 31, 2023, none of the conditions allowing holders of the Convertible Notes to convert had been met. These conditions are measured each quarter. For example, if our trading price remains above 130% of the conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, March 31, 2024, holders of the Convertible Notes would have the right to convert their Convertible Notes during the calendar quarter beginning April 1, 2024. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. Settling all or a portion of the conversion obligation in cash could adversely affect our liquidity. In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we may be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current liability rather than long-term liability, which would result in a material reduction of our net working capital.

We may seek to obtain additional financing in the future through other debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all and although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations.

Short-term Liquidity Requirements

Our short-term liquidity requirements primarily consist of regular operating costs, interest payments related to our Convertible Notes, R&D project funding, capital expenditures as we continue the development of our manufacturing facilities and office spaces, operating and financing lease obligations and other firm purchase commitments. As of December 31, 2023, we had net working capital of $321.4 million, which indicates that our current assets are sufficient to cover our short-term liabilities.

Long-term Liquidity Requirements

Our long-term liquidity requirements primarily consist of interest and principal payments related to our Convertible Notes, capital expenditures for the continued development of our manufacturing facilities and office spaces, payments in connection with our Promissory Note with Radius, potential future payments related to our licensing agreements, and firm purchase commitments. As demand grows for our products, we will continue to expand global operations to meet demand through investments in our manufacturing capabilities.

Material Cash Requirements

The following table summarizes our material cash requirements, including commitments for capital expenditures and known contractual and other obligations as of December 31, 2023, and the amount required to satisfy those requirements in future periods.

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating and finance lease obligations	$175,263	$9,131	$18,299	$19,260	$128,573
Interest payments on Convertible Senior Notes	27,672	7,906	15,813	3,953	—
Firm purchase commitments	43,843	39,371	4,472	—	—
Total	$246,778	$56,408	$38,584	$23,213	$128,573

The Convertible Notes will mature on June 15, 2027, unless earlier converted, redeemed or repurchased in accordance with their terms. In addition to the amounts included in the table above, we will incur material cash obligations related to our Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion.

After funding the current operations of our commercial activities, the first planned use of our cash flow from operations is to provide capital funding for our R&D and clinical activities. In addition to investing in R&D and clinical activities, we expect to utilize cash for various capital expenditures. We have made and expect to continue to make significant investments in our global sales force, marketing programs, market access, research and development activities, clinical studies and general and administrative infrastructure. FDA-approved IDE and IND studies and new product development programs in our industry are expensive.

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

The following table is a condensed summary of our cash flows for the periods indicated:

	Year ended
	December 31,
(in thousands)	2023	2022

Net cash (used in) provided by:
Operating activities	$(57,758)	$(33,083)
Investing activities	14,095	44,779
Financing activities	15,042	6,251
Exchange rate changes	1,341	(1,468)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(27,280)	$16,479

At December 31, 2023, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the years ended December 31, 2023 and December 31, 2022 our operating activities used $57.8 million and $33.1 million, respectively.

For the year ended December 31, 2023, our net cash used in operating activities reflected our net loss of $134.7 million, adjusted for non-cash items of $87.0 million, primarily consisting of stock-based compensation expense of $43.5 million, depreciation of $8.7 million, amortization of intangible assets of $24.9 million, non-cash lease expense of $4.3 million, amortization of debt issuance costs of $1.4 million, accretion of discount of $1.7 million and IPR&D acquired through issuance of common stock of $3.0 million. Additionally, changes in operating assets and liabilities resulted in a net use of cash of $10.1 million, which resulted primarily from increases in inventory of $4.8 million, increases in accounts receivable of $3.8 million, increase in other assets of $1.9 million and increases in prepaids and other current assets of $0.9 million, offset by increases in accounts payable and accrued liabilities of $1.3 million.

For the year ended December 31, 2022, our net cash used in operating activities reflected our net loss of $99.2 million, which reflected our $30.0 million Settlement Agreement payment received from Ivantis, Inc., adjusted for non-cash items of $79.6 million, primarily consisting of stock-based compensation expense of $38.6 million, depreciation of $6.7 million, amortization of intangible assets of $24.9 million, amortization of lease right-of-use assets of $4.4 million, and amortization of debt issuance costs of $1.4 million. Additionally, changes in operating assets and liabilities were $13.4 million, which resulted primarily from increases in accounts payable and accrued liabilities of $7.2 million, and decreases in other assets of $0.3 million, offset by increases in inventory of $15.5 million, increases in accounts receivable of $3.1 million and increases in prepaids and other current assets of $1.7 million.

Investing Activities

In the years ended December 31, 2023 and December 31, 2022, our investing activities provided cash of $14.1 million and $44.8 million, respectively.

In the year ended December 31, 2023, we used approximately $265.6 million for purchases of short-term investments and approximately $20.2 million for purchases of property and equipment, primarily related to our facilities in San Clemente, California; Aliso Viejo, California; and Burlington, Massachusetts. We also received cash of approximately $303.1 million from sales and maturities of short-term investments and used approximately $3.2 million related to investments in company-owned life insurance.

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

We expect levels of our capital expenditures to be modestly lower in 2024 as we wind down expansion activities of our manufacturing facilities.

Financing Activities

In the years ended December 31, 2023 and December 31, 2022, our financing activities provided $15.0 million and $6.3 million of net cash, respectively.

In the year ended December 31, 2023, we received $19.0 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan and used $3.3 million for payment of employee taxes related to restricted stock unit vestings. Additionally, we paid $0.7 million in principal on our finance lease.

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

We do not have any off-balance sheet arrangements.

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

While our significant accounting policies are more fully described below and in the Notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policy to be most critical for fully understanding and evaluating our financial condition and results of operations.

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

We offer volume-based rebate agreements to certain customers and, if earned by the customer, we provide a rebate (in the form of a credit memo) at the contract’s conclusion, if earned by the customer. In such cases, the transaction price is allocated between our delivery of product and the issuance of a rebate at the contract’s conclusion for the customer to utilize on prospective purchases. The performance obligation to issue a customer’s rebate, if earned, is transferred over time and our method of measuring progress is the output method, whereby the progress is measured by the estimated rebate earned to date over the total rebate estimated to be earned over the contract period. The provision for volume-based rebates is estimated based on customers' contracted rebate programs and the customers’ projected sales levels. We regularly monitor our customer rebate programs to ensure the rebate allowance is fairly stated. Our rebate allowance is included in accrued liabilities in the consolidated balance sheets.

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

ITEM 7A.Quantitative and qualitative disclosures about market risk

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. Our cash and cash equivalents include cash in readily available checking and money market accounts, as well as certificates of deposit. These securities are not dependent on interest rate fluctuations that could cause the principal amount of these assets to fluctuate and thus do not pose any interest rate risk to us. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value

Credit Risk

In addition, we maintain significant amounts of cash and cash equivalents at one or more U.S. financial institutions that are in excess of federally insured limits.

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

A hypothetical 10% increase or decrease in the value of foreign exchange rates relative to the U.S. dollar as of December 31, 2023 would have had an immaterial impact on our net loss.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Glaukos Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Glaukos Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Auditing the Company’s net sales was challenging, specifically related to the effort required to evaluate the completeness of management’s identification of incentive programs and whether the incentives were recognized and properly classified. This included judgmentally assessing factors including evaluation of contractual terms, incentives offered, and the proper classification.

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

To test management’s identification, recognition and classification for customer incentive programs, our audit procedures included, among others, inquiries of sales representatives and other members of management and obtaining confirmations from sales representatives to test the completeness of customer incentive programs and revenue contracts provided to the finance and accounting department. Additionally, for the largest customers across both glaucoma and corneal health product categories, we obtained confirmation of contract terms to test completeness of revenue contracts provided to the finance and accounting department. We performed testing of a sample of transactions to assess the appropriateness of the classification. We also performed procedures to analyze trends in gross margin, cost of sales, and selling, general, and administrative costs. To test completeness of the population of customer incentive programs, we also examined credit memos issued subsequent to year end. For each material program identified, we tested classification of the incentive program.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006.

Irvine, California

February 23, 2024

Glaukos Corporation

Consolidated Balance Sheets

(in thousands, except par values)

	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$93,467	$119,525
Short-term investments	201,964	233,170
Accounts receivable, net	39,850	36,073
Inventory	41,986	37,841
Prepaid expenses and other current assets	18,194	17,250
Total current assets	395,461	443,859
Restricted cash	5,856	7,078
Property and equipment, net	103,212	94,403
Operating lease right-of-use asset	27,146	25,826
Finance lease right-of-use asset	44,180	46,601
Intangible assets, net	282,956	307,869
Goodwill	66,134	66,134
Deposits and other assets	15,469	10,613
Total assets	$940,414	$1,002,383
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,440	$14,403
Accrued liabilities	60,574	57,956
Total current liabilities	74,014	72,359
Convertible senior notes	282,773	281,400
Operating lease liability	30,427	28,905
Finance lease liability	70,538	72,172
Deferred tax liability, net	7,144	7,264
Other liabilities	13,752	10,278
Total liabilities	478,648	472,378
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.001 par value; 150,000 shares authorized; 49,148 and 47,782 shares issued and 49,120 and 47,754 shares outstanding at December 31, 2023 and 2022, respectively	49	48
Additional paid-in capital	1,059,751	997,470
Accumulated other comprehensive income (loss)	1,165	(2,975)
Accumulated deficit	(599,067)	(464,406)
Less treasury stock (28 shares as of December 31, 2023 and 2022)	(132)	(132)
Total stockholders’ equity	461,766	530,005
Total liabilities and stockholders' equity	$940,414	$1,002,383

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year ended
	December 31,
	2023	2022	2021

Net sales	$314,711	$282,862	$294,011
Cost of sales	75,575	68,979	66,627
Gross profit	239,136	213,883	227,384
Operating expenses:
Selling, general and administrative	224,068	192,925	179,257
Research and development	138,768	123,271	100,999
Acquired in-process research and development	5,000	10,000	10,000
Litigation-related settlement	—	(30,000)	(30,000)
Total operating expenses	367,836	296,196	260,256
Loss from operations	(128,700)	(82,313)	(32,872)
Non-operating expense:
Interest income	9,164	2,375	1,288
Interest expense	(13,633)	(13,720)	(13,372)
Other expense, net	(558)	(4,771)	(4,311)
Total non-operating expense	(5,027)	(16,116)	(16,395)
Loss before taxes	(133,727)	(98,429)	(49,267)
Income tax provision	934	766	326
Net loss	$(134,661)	$(99,195)	$(49,593)
Basic and diluted net loss per share	$(2.78)	$(2.09)	$(1.07)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	48,433	47,444	46,423

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year ended
	December 31,
	2023	2022	2021

Net loss	$(134,661)	$(99,195)	$(49,593)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(110)	985	781
Unrealized gain (loss) on short-term investments	4,250	(3,975)	(1,770)
Other comprehensive income (loss)	4,140	(2,990)	(989)
Total comprehensive loss	$(130,521)	$(102,185)	$(50,582)

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	equity
Balance at December 31, 2020	45,275	$45	$976,590	$1,004	$(310,058)	(28)	$(132)	$667,449
Common stock issued under stock plans	1,718	2	27,249	—	—	—	—	27,251
Stock-based compensation	—	—	30,146	—	—	—	—	30,146
Effect of adoption of ASU 2020-06	—	—	(81,553)	—	(5,560)	—	—	(87,113)
Other comprehensive loss	—	—	—	(989)	—	—	—	(989)
Net loss	—	—	—	—	(49,593)	—	—	(49,593)
Balance at December 31, 2021	46,993	$47	$952,432	$15	$(365,211)	(28)	$(132)	$587,151
Common stock issued under stock plans	789	1	6,477	—	—	—	—	6,478
Stock-based compensation	—	—	38,561	—	—	—	—	38,561
Other comprehensive loss	—	—	—	(2,990)	—	—	—	(2,990)
Net loss	—	—	—	—	(99,195)	—	—	(99,195)
Balance at December 31, 2022	47,782	$48	$997,470	$(2,975)	$(464,406)	(28)	$(132)	$530,005
Common stock issued under stock plans	1,366	1	15,753	—	—	—	—	15,754
Acquired in-process R&D acquired through the issuance of common stock			3,000					3,000
Stock-based compensation	—	—	43,528	—	—	—	—	43,528
Other comprehensive income	—	—	—	4,140	—	—	—	4,140
Net loss	—	—	—	—	(134,661)	—	—	(134,661)
Balance at December 31, 2023	49,148	$49	$1,059,751	$1,165	$(599,067)	(28)	$(132)	$461,766

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year ended
	December 31,
	2023	2022	2021

Operating Activities
Net loss	$(134,661)	$(99,195)	$(49,593)
Adjustments to reconcile net loss to net cash (used in) provided operating activities:
Depreciation	8,742	6,664	4,749
Amortization of intangible assets	24,912	24,912	24,912
Amortization of right-of-use lease assets	4,324	4,370	4,760
Amortization of debt issuance costs	1,373	1,373	1,373
Deferred income tax benefit	(120)	(54)	(1,029)
Loss (gain) on disposal of fixed assets	893	(24)	7
Stock-based compensation	43,528	38,561	30,146
Unrealized foreign currency (gains) losses	(980)	2,242	2,313
(Accretion of discount) amortization of premium on short-term investments	(1,685)	731	1,028
Other liabilities	3,049	785	2,465
Acquired in-process R&D acquired through the issuance of common stock	3,000	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,843)	(3,138)	1,700
Inventory	(4,830)	(15,472)	(7,703)
Prepaid expenses and other current assets	(885)	(1,720)	(3,054)
Accounts payable and accrued liabilities	1,305	7,210	12,448
Other assets	(1,880)	(328)	186
Net cash (used in) provided by operating activities	(57,758)	(33,083)	24,708
Investing activities
Purchases of property and equipment	(20,248)	(30,265)	(47,785)
Purchases of short-term investments	(265,587)	(59,256)	(215,285)
Proceeds from sales and maturities of short-term investments	303,100	135,157	206,916
Proceeds from disposal of property and equipment	—	151	3
Investment in company-owned life insurance	(3,170)	(1,008)	(2,081)
Net cash provided by (used in) investing activities	14,095	44,779	(58,232)
Financing activities
Proceeds from exercise of stock options	12,748	3,577	26,124
Share purchases under Employee Stock Purchase Plan	6,278	5,630	4,817
Payments of employee taxes related to vested restricted stock units	(3,273)	(2,730)	(3,690)
Proceeds from tenant improvement allowance	—	301	12,668
Principal paid on finance lease	(711)	(527)	(659)
Net cash provided by financing activities	15,042	6,251	39,260
Effect of exchange rate changes on cash and cash equivalents	1,341	(1,468)	(1,774)
Net (decrease) increase in cash, cash equivalents and restricted cash	(27,280)	16,479	3,962
Cash, cash equivalents and restricted cash at beginning of period	126,603	110,124	106,162
Cash, cash equivalents and restricted cash at end of period	$99,323	$126,603	$110,124
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,333	$3,797	$2,263

Supplemental disclosures of cash flow information
Taxes paid, net of refunds	$1,557	$522	$272
Interest paid on convertible senior notes	$7,906	$7,906	$7,907
Other interest paid	$4,348	$4,434	$4,074

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Notes to Consolidated Financial Statements

Note 1.	Organization and Basis of Presentation

Organization and Business

Glaukos Corporation (Glaukos or the Company), incorporated in Delaware on July 14, 1998, is an ophthalmic pharmaceutical and medical technology company focused on developing novel dropless platform therapies and commercializing associated products for the treatment of glaucoma, corneal disorders, and retinal diseases. The Company first developed Micro-Invasive Glaucoma Surgery (MIGS) as an alternative to the traditional glaucoma treatment paradigm, launching its first MIGS device commercially in 2012. The Company also offers commercially a proprietary bio-activated pharmaceutical therapy for the treatment of a rare corneal disorder, keratoconus, that was approved by the United States (U.S.) Food and Drug Administration (FDA) in 2016. The Company received FDA approval in December 2023 of its first procedural pharmaceutical product, the iDose TR. The Company is developing a portfolio of platforms to support ongoing pharmaceutical and medical device innovations. Products or product candidates for each of these platforms are designed to advance the standard of care through better treatment options across the areas of glaucoma, corneal disorders such as keratoconus, dry eye and refractive vision correction, and retinal diseases such as neovascular age-related macular degeneration, diabetic macular edema and retinal vein occlusion.

The accompanying consolidated financial statements include the accounts of Glaukos and its wholly-owned subsidiaries. The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. All intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

Liquidity

For the year ended December 31, 2023, the Company incurred a net loss of $134.7 million, used $57.8 million of cash for operating activities and, as of December 31, 2023, had an accumulated deficit of $599.1 million. The Company has made and expects to continue to make significant investments in its global sales force, marketing programs, research and development activities, clinical studies and general and administrative infrastructure. FDA-approved studies and new product development programs in the Company’s industry are expensive.

The Company’s 2.75% convertible notes due 2027 (Convertible Notes) may be converted at the option of the holders at the times and under the circumstances and at the conversion rate described in Note 8, Convertible Senior Notes. As of December 31, 2023, none of the conditions allowing holders of the Convertible Notes to convert had been met.

The Company plans to fund its operations, capital funding and other liquidity needs using existing cash and investments and, to the extent available, cash generated from commercial operations. The Company’s existing cash and investments include, in part, the net proceeds from the Convertible Notes issued in June 2020 (after payment for the related capped call transactions), and the two $30.0 million payments made to the Company by Ivantis, Inc. during the years ended December 31, 2022 and December 31, 2021 pursuant to the terms of a settlement agreement, which the Company has been, and is, using for working capital and general corporate purposes.

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

Recent Developments

On December 13, 2023, the Company received U.S. FDA approval for iDose TR indicated for the reduction of intraocular pressure in patients with open-angle glaucoma or ocular hypertension. iDose TR is an intracameral procedural pharmaceutical therapy designed to continuously deliver therapeutic levels of a proprietary formulation of travoprost inside the eye for extended periods of time. In 2023, the Company entered into an agreement with a supplier of certain raw materials used in the iDose TR product, a member of whose board of directors also sits on the board of directors of the Company.

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

The Company’s consolidated financial statements as of and for the year ended December 31, 2023 reflect the Company’s estimates of the impact of the macroeconomic environment, including the impact of inflation, supply shortages or delays, changes in supply and demand, bank failures, foreign exchange rate fluctuations and other conditions which have led to disruptions in commerce and pricing stability. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of December 31, 2023.

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

Variable Interest Entities

The Company has a variable interest in a variable interest entity, however, the Company concluded it is not the primary beneficiary of the variable interest entity. The Company does not have the power to direct the activities of the variable interest entity that most significantly impact its economic performance, does not have the obligation to absorb losses that could potentially be significant to the variable interest entity, and does not have the right to receive benefits that could potentially be significant to the variable interest entity. The Company evaluates its relationships with the variable interest entity on an ongoing basis to determine whether it would be considered the primary beneficiary.

Cash, Cash Equivalents, Restricted Cash and Short-term Investments

The Company invests its excess cash in marketable securities, including U.S. government agency bonds, U.S. treasury securities, bank certificates of deposit, commercial paper, municipal bonds, corporate notes and asset-backed securities. For financial reporting purposes, liquid investment instruments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents are recorded at face value or cost, which approximates fair market value. The Company maintains cash balances in the U.S. in excess of amounts insured by the

Federal Deposit Insurance Commission. Investments are stated at fair value as determined by quoted market prices. Investments are considered available for sale and, accordingly, unrealized gains and losses are included in accumulated other comprehensive loss within stockholders’ equity.

The Company’s entire investment portfolio, except for restricted cash, is considered to be available for use in current operations and, accordingly, all such investments are stated at fair value using quoted market prices and classified as current assets, although the stated maturity of individual investments may be one year or more beyond the balance sheet date. The Company did not have any trading securities or restricted investments at December 31, 2023 or December 31, 2022.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that equate to the amount reported in the consolidated statement of cash flows as of December 31, 2023, December 31, 2022 and December 31, 2021 (in thousands):

	Year ended
	December 31,
	2023	2022	2021
Cash and cash equivalents	$93,467	$119,525	$100,708
Restricted cash	5,856	7,078	9,416
Cash, cash equivalents and restricted cash in the consolidated statement of cash flows	$99,323	$126,603	$110,124

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains deposits in federally insured financial institutions in the U.S. in excess of federally insured limits and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has established guidelines regarding investment instruments and their maturities which are designed to maintain preservation of principal and liquidity. The Company believes that the concentration of credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms and the level of credit worthiness of its customers. During the years ended 2023, 2022 and 2021, none of the Company’s customers accounted for more than 10% of revenues.

Accounts Receivable

The Company primarily sells its products directly to ambulatory surgery centers, hospitals, and physician private practices, with distributors being used in certain international locations where the Company does not have a direct commercial presence. The Company is exposed to credit losses primarily through sales of its products to its customers.

The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and expected future economic and market conditions and periodic evaluation of customers’ receivables balances. Management estimates the adequacy of the allowance by using relevant available information, from internal and external sources, relating to past events, current conditions and forecasts. Historical credit loss experience provides the basis for estimation of expected credit losses and are adjusted as necessary using the relevant information available. The allowance for credit losses is measured on a collective basis when similar risk characteristic exists. The Company has identified one portfolio segment based on evaluation of the following risk characteristics: geographic regions, product lines, default rates and customer specific factors.

Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of non-payment. The Company charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The Company’s allowance for credit losses represents management’s estimate of current expected credit losses and totaled approximately $1.2 million and $1.3 million as of December 31, 2023 and December 31, 2022, respectively, and there were immaterial bad-debt write offs charged during the years ended December 31, 2023 and December 31, 2022.

As of December 31, 2023 and December 31, 2022 the Company evaluated the current and expected future economic and market conditions surrounding the macroeconomic environment, including the impact of inflation, supply shortages or delays, changes in supply and demand, labor shortages and turnover, foreign exchange rate fluctuations and other conditions, as it relates to collectability of its accounts receivable and determined the estimate of expected credit losses was not materially impacted. The Company will continue to re-evaluate the estimate of credit losses related to the current macroeconomic environment in conjunction with its assessment of expected credit losses in subsequent periods.

Additionally, no customers accounted for more than 10% of net accounts receivable as of December 31, 2023 or December 31, 2022.

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

All long-lived assets are reviewed for impairment in value when changes in circumstances indicate that an asset or asset group’s carrying value may not be recoverable, based upon undiscounted future operating cash flows to be derived from their use, and appropriate losses are recognized and reflected in current earnings to the extent the carrying amount of an asset exceeds its estimated fair value, determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets. The Company did not record any impairment charges for the year ended December 31, 2023, December 31, 2022 or December 31, 2021.

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

Indefinite-lived intangible assets are comprised of acquired in-process research and development (IPR&D) assets and are not amortized, but instead tested for impairment until the successful completion and commercialization, or abandonment, of the associated research and development efforts, at which point the IPR&D assets are either amortized over their estimated useful lives or written-off immediately.

Refer to Note 6, Intangible Assets and Goodwill for more information on the Company’s intangible assets.

Goodwill

Goodwill represents the excess of the cost over the fair value of net assets acquired from business combinations. If the Company determines the carrying value of a reporting unit exceeds its fair value, an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. The Company has one reporting unit and tests for impairment annually, on October 1 and in addition to that test, regularly assesses if an event or indicator of impairment has occurred which would require interim impairment testing. The Company’s annual impairment test did not result in any impairment, and the Company has not identified any indicators of impairment through December 31, 2023 and consequently, no impairment charge was recorded during the year.

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

Revenue Recognition

The Company derives its revenue from sales of its products in the United States and internationally. Customers are primarily comprised of ambulatory surgery centers, hospitals and physician private practices, with independent distributors being used in certain international locations where the Company does not have a direct commercial presence.

The Company concluded that one performance obligation exists for the majority of its contracts with customers which is to deliver products in accordance with the Company’s normal delivery times. Revenue is recognized when this performance obligation is satisfied, which is the point in time when the Company considers control of a product to have transferred to the customer. Revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for those products or services. The Company has determined the transaction price to be the invoice price, net of adjustments that reduce revenue, which included estimates of volume-based rebates, variable consideration for certain product returns and warranty replacements, and other discounts and incentives that reduce revenue.

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

The Company offers volume-based rebate agreements to certain customers and, if earned by the customer, the Company provides a rebate (usually in the form of a credit memo) at the contract’s conclusion, if earned by the customer. In such cases, the transaction price is allocated between the Company’s delivery of product and the issuance of a rebate at the contract’s conclusion for the customer to utilize on prospective purchases. The performance obligation to issue a customer’s rebate, if earned, is transferred over time and the Company’s method of measuring progress is the output method, whereby the progress is measured by the estimated rebate earned to date over the total rebate estimated to be earned over the contract period. The provision for volume-based rebates is estimated based on customers' contracted rebate programs and the customers’ projected sales levels. The Company regularly monitors its customer rebate programs to ensure the rebate allowance is fairly stated. The Company’s rebate allowance is included in accrued liabilities in the consolidated balance sheets.

Additionally, the Company has performance obligations related to other discounts and incentives including certain customers’ right to a future discount on single dose pharmaceutical purchases in the U.S., as well as voluntary patient assistance programs to provide financial assistance to qualified patients. Each of these performance obligations is expected to be recognized when the customer or patient elects to utilize the discount, which is generally within one year. Additionally, the Company has a performance obligation related to its extended warranty agreements with customers related to its KXL systems. The impact of these programs on revenue were not significant for the periods presented.

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

Advertising Costs

All advertising costs are expensed as incurred. Advertising costs incurred during the years ended December 31, 2023, December 31, 2022 and December 31, 2021 were approximately $3.4 million, $2.5 million and $1.2 million, respectively.

Income Taxes

Income taxes are accounted for using a liability approach. This requires the recognition of deferred tax assets and liabilities for the differences between the financial statement and tax basis of the Company’s assets and liabilities, NOLs, and tax credit carryovers using tax rates in effect for the year in which the differences are expected to reverse. The Company records a valuation allowance against a portion of deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. Management has considered estimated taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Based upon the weight of available positive and negative evidence, which includes the Company’s historical operating performance and limited potential to utilize NOL and tax credit carryforwards, the Company has determined that it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved and a portion of its deferred tax assets should be offset by a valuation allowance. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its provision for income taxes increases or decreases, respectively, in the period such determination is made.

The Company is required to file federal and state income tax returns in the United States. The Company also files income tax returns in the foreign countries in which its subsidiaries operate. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid.

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

At each financial reporting date, the Company accrues the estimated unpaid costs of clinical study activities performed during a period by third party clinical sites with whom the Company has agreements that provide for fees based upon the quantities of subjects enrolled and clinical evaluation visits that occur over the life of the study. The cost estimates are determined based upon a review of the agreements and data collected by internal and external clinical personnel as to the status of enrollment and subject visits, and are based upon the facts and circumstances known to the Company at each financial reporting date. If the actual performance of activities varies from the assumptions used in the cost estimates, the accruals are adjusted accordingly. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2023.

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

Software Costs

The Company capitalizes certain costs when it is determined that it is probable that the project will be completed, the software will be used to perform the function intended, and the preliminary project stage is completed. These capitalized costs are included in property and equipment, net within the consolidated balance sheets and are not significant for the period presented.

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

Foreign Currency

Assets and liabilities are translated into the reporting currency using the exchange rates in effect on the consolidated balance sheet dates. Equity accounts are translated at historical rates, except for the change in retained earnings during the period, which is the result of the income statement translation process. Revenue and expense accounts are translated using the daily average exchange rates during the period. The cumulative translation adjustments associated with the net assets of foreign subsidiaries are recorded in accumulated other comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive were as follows (weighted outstanding common stock equivalent shares, in thousands):

	As of
	December 31,
	2023	2022	2021

Convertible senior notes	5,125	5,125	5,125
Stock options outstanding	2,613	2,373	2,951
Unvested restricted stock units	743	934	740
Employee stock purchase plan	2	8	11
	8,483	8,440	8,827

The Company has 5,000,000 of authorized preferred stock issuable, and there is no preferred stock outstanding as of December 31, 2023 and December 31, 2022. Each share of common stock is entitled to one vote.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid by jurisdiction. The ASU is effective for public business entities’ annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segments Disclosures. While ASU 2023-07 requires incremental disclosures, it does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine reportable segments. This ASU is effective for all public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements. Early adoption is permitted; however, the Company is not early adopting the standard.

Note 3. Balance Sheet Details

Short-term Investments

Short-term investments consisted of the following (in thousands):

		At December 31, 2023
	Maturity	Amortized cost	Unrealized	Unrealized	Fair
	(in years)	or cost	gains	losses	value
U.S. government agency bonds	less than 3	$25,995	$2	$(347)	$25,650
U.S. treasury securities	less than 2	124,780	274	(36)	125,018
Bank certificates of deposit	less than 1	7,100	9	—	7,109
Commercial paper	less than 1	5,679	4	(1)	5,682
Corporate notes	less than 3	21,292	77	(229)	21,140
Asset-backed securities	less than 2	12,415	41	(135)	12,321
Municipal bonds	less than 3	5,010	34	—	5,044
Total		$202,271	$441	$(748)	$201,964

		At December 31, 2022
	Maturity	Amortized cost	Unrealized	Unrealized	Fair
	(in years)	or cost	gains	losses	value
U.S. government agency bonds	less than 3	$88,478	$—	$(2,413)	$86,065
U.S. treasury securities	less than 2	52,991	—	(384)	52,607
Bank certificates of deposit	less than 1	17,500	3	(11)	17,492
Corporate notes	less than 3	41,464	—	(978)	40,486
Asset-backed securities	less than 2	21,656	—	(360)	21,296
Municipal bonds	less than 3	15,635	—	(411)	15,224
Total		$237,724	$3	$(4,557)	$233,170

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

The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest expense in the consolidated statements of operations through an allowance for credit losses. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss. Unrealized losses on available-for-sale debt securities as of December 31, 2023 and December 31, 2022 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Further, the Company does not intend to sell these investments prior to maturity and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not record an allowance for credit losses with these investments as of December 31, 2023 and December 31, 2022.

Accounts Receivable, Net

Accounts receivable consisted of the following (in thousands):

	December 31,
	2023	2022

Accounts receivable	$41,051	$37,323
Allowance for credit losses	(1,201)	(1,250)
	$39,850	$36,073

Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2023	2022

Finished goods	$16,699	$13,742
Work in process	12,870	10,495
Raw material	12,417	13,604
	$41,986	$37,841

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2023	2022

Buildings	$874	$874
Equipment	29,843	24,701
Furniture and fixtures	8,287	6,908
Leasehold improvements	70,332	60,621
Computer equipment and software	3,906	3,580
Land	7,068	7,068
Construction in progress	17,379	17,875
	137,689	121,627
Less accumulated depreciation and amortization	(34,477)	(27,224)
	$103,212	$94,403

Depreciation and amortization expense related to property and equipment was $7.3 million, $6.6 million and $4.8 million for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2023	2022

Accrued bonuses	$20,588	$17,219
Accrued vacation benefits	5,269	4,475
Other accrued liabilities	34,717	36,262
	$60,574	$57,956

Note 4.	Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands).

	At December 31, 2023
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds (i)	$52,156	$52,156	$—	$—
Available for sale securities:
U.S. government agency bonds (ii)	25,650	—	25,650	—
U.S. treasury securities (ii)	125,018	—	125,018	—
Commercial paper (ii)	5,682	—	5,682
Bank certificates of deposit (ii)	7,109	—	7,109	—
Corporate notes (ii)	21,140	—	21,140	—
Asset-backed securities (ii)	12,321	—	12,321	—
Municipal bonds (ii)	5,044	—	5,044	—
Investments held for deferred compensation plans	11,589	—	11,589	—
Total Assets	$265,709	$52,156	$213,553	$—
Liabilities
Deferred compensation plans	$11,294	—	11,294	—
Total Liabilities	$11,294	$—	$11,294	$—
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the consolidated balance sheets.
(ii)	Included in short-term investments on the consolidated balance sheets.

	At December 31, 2022
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds (i)	$53,106	$53,106	$—	$—
Available for sale securities:
U.S. government agency bonds (ii)	86,065	—	86,065	—
U.S. treasury securities (ii)	52,607	—	52,607	—
Bank certificates of deposit (ii)(iii)	17,492	—	17,492	—
Corporate notes (ii)	40,486	—	40,486	—
Asset-backed securities (ii)	21,296	—	21,296	—
Municipal bonds (ii)	15,224	—	15,224	—
Investments held for deferred compensation plans	8,419	—	8,419	—
Total Assets	$294,695	$53,106	$241,589	$—
Liabilities
Deferred compensation plans	8,178	—	8,178	—
Total Liabilities	$8,178	$—	$8,178	$—
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the consolidated balance sheets.

(ii)	Included in short-term investments on the consolidated balance sheets.
(iii)	One bank certificate of deposit totaling $5,000 (in thousands) is included in cash and cash equivalents on the consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the consolidated balance sheets.

Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

U.S. government agency bonds, U.S. treasury securities, bank certificates of deposit, commercial paper, municipal bonds, corporate notes and asset-backed securities are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date. Pursuant to the Company’s deferred compensation plan (the Deferred Compensation Plan), the Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust and Deferred Compensation Plan liability consist of company-owned life insurance policies (COLIs) and the pricing on these investments can be independently evaluated. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.

There were no transfers between levels within the fair value hierarchy during the periods presented.

The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of December 31, 2023 and December 31, 2022.

Convertible Senior Notes

As of December 31, 2023 and December 31, 2022, the fair value of the Convertible Notes was $444.0 million and $331.9 million, respectively. The fair value was determined on the basis of the market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 8, Convertible Senior Notes for additional information.

Note 5.	Leases

The Company has operating and finance leases for facilities and certain equipment. Leases with an initial term of 12 months or less are expensed and not recorded on the consolidated balance sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

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

The Company’s office building lease in Aliso Viejo, California (Aliso Facility) is one property containing three existing office buildings, comprising approximately 160,000 rentable square feet of space, which was accounted for as a finance lease. The term of the Aliso Facility commenced on April 1, 2019 for expense recognition and continues for thirteen years. The lease agreement contains an option to extend the lease for two additional five year periods at market rates. The Company relocated its corporate administrative headquarters, along with certain laboratory, research and development and warehouse space, to the Aliso Facility in 2022.

The Company also leases two adjacent buildings, two office suites and a warehouse located in San Clemente, California and a facility in Burlington, Massachusetts. The total leased square footage of the San Clemente facilities equals approximately 120,000 and the two most significant leases expire on May 31, 2030. Each of these two leases contain an option to extend the lease for one additional five-year period at market rates. The total leased square footage of the Burlington facility is approximately 60,000 square feet, and the lease expires on July 31, 2033. The Burlington facility lease contains an option to extend the lease for one additional five-year period at market rates.

The Company terminated its lease in Waltham, Massachusetts pursuant to a termination agreement during 2022.

The Company’s remaining foreign subsidiaries’ leased office space totals less than 15,000 square feet.

The following table presents the maturity of the Company’s operating and finance lease liabilities within the consolidated balance sheets:

Leases		December 31,	December 31,
(in thousands)	Classification	2023	2022
Assets
Operating	Operating lease right-of-use asset	$27,146	$25,826
Finance	Finance lease right-of-use asset	44,180	46,601
Total lease assets		$71,326	$72,427
Liabilities
Current
Operating	Accrued liabilities	$1,309	$430
Finance	Accrued liabilities	923	—
Noncurrent
Operating	Operating lease liability	30,427	28,905
Finance	Finance lease liability	70,538	72,172
Total lease liabilities		$103,197	$101,507

Note: As the implicit rates in the Company’s leases are not readily available, the incremental borrowing rate was determined based on the information available at commencement date in determining the present value of lease payments.

For the year ended December 31, 2023 and December 31, 2022, the components of operating and finance lease expenses were as follows:

		Year Ended		Year Ended
Lease Cost		December 31,		December 31,
(in thousands)	Classification	2023		2022
Fixed operating lease cost	Cost of sales	$1,175		$1,090
	Research and development	1,903		1,929
	Selling, general and administrative expenses	1,128	(a)	1,077	(a)

Finance lease cost	Amortization of right-of-use asset included in Selling, general and administrative expenses	$2,421		$2,421
Finance lease cost	Interest expense on lease liability	$4,310		$4,347
(a)Includes short-term leases, which are not significant.

The following table presents the maturity of the Company’s operating and finance lease liabilities as of December 31, 2023:

Maturity of Lease Liabilities	Operating	Finance
(in thousands)	Leases (a)	Leases (b)
2024	$3,949	$5,184
2025	3,728	5,340
2026	3,732	5,500
2027	3,832	5,665
2028	3,928	5,835
Thereafter	32,512	96,058
Total lease payments	$51,681	$123,582
Less: imputed interest	19,945	52,121
Total lease liabilities	$31,736	$71,461
(a)	Operating lease payments include $22.6 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Finance lease payments include $75.8 million related to options to extend lease terms that are reasonably certain of being exercised.

The weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating and finance leases as of December 31, 2023 and December 31, 2022 were:

	December 31,	December 31,
Lease Term and Discount Rate	2023	2022
Weighted-average remaining lease term (years)
Operating leases	12.3	13.3
Finance leases	18.3	19.3
Weighted-average discount rate
Operating leases	8.0%	8.0%
Finance leases	6.0%	6.0%

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Year Ended	Year Ended
Other Information	December 31,	December 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,248	$2,931
Right-of-use asset obtained in exchange for new operating lease	$3,126	$576
Net right-of-use remeasurement of operating leases	$—	$(1,007)
Interest paid for finance lease	$4,310	$4,347

Note 6.	Intangible Assets and Goodwill

Intangible assets

For each of the years ended December 31, 2023, December 31, 2022 and December 31, 2021, amortization expense related to the Company’s finite-lived intangible assets was approximately $22.1 million and $2.8 million, recorded in cost of sales and selling, general and administrative expenses, respectively, in the consolidated statement of operations.

Goodwill

The following table presents the composition of the Company’s intangible assets and goodwill (in thousands):

	Weighted-Average	As of December 31, 2023			As of December 31, 2022
	Amortization	Gross			Gross
	Period	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed technology	11.4	$252,200	$(90,670)	$161,530	$252,200	$(68,577)	$183,623
Customer relationships	5.0	14,100	(11,574)	2,526	14,100	(8,754)	5,346
Intangible assets subject to amortization		266,300	(102,244)	164,056	266,300	(77,331)	188,969

In-process research and development	Indefinite	$118,900	—	118,900	118,900	—	118,900

Total		$385,200	$(102,244)	$282,956	$385,200	$(77,331)	$307,869

Goodwill	Indefinite	$66,134	—	66,134	66,134	—	66,134

As of December 31, 2023, expected amortization expense for unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
2024	$24,618
2025	22,092
2026	22,092
2027	22,080
2028	21,548
Thereafter	51,626
Total amortization	$164,056

Actual amortization expense to be reported in future periods could differ from these estimates as a result of asset impairments, acquisitions, or other facts and circumstances.

Note 7. Revenue from Contracts with Customers

Disaggregation of Revenue

The Company’s revenues disaggregated by product category and geography, for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 was as follows (in thousands):

	Year ended
	December 31,
	United States			International			Total
	2023	2022	2021	2023	2022	2021	2023	2022	2021

Glaucoma	$151,479	$144,661	$170,796	$85,560	$69,577	$61,181	$237,039	$214,238	$231,977
Corneal Health	67,917	58,577	52,995	9,755	10,047	9,039	77,672	68,624	62,034
Total	$219,396	$203,238	$223,791	$95,315	$79,624	$70,220	$314,711	$282,862	$294,011

Contract Balances

Contract Assets

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days for glaucoma and corneal health products, though extended payment terms may be offered. However, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of December 31, 2023 and December 31, 2022, substantially all amounts included in accounts receivable, net on the consolidated balance sheets are related to contracts with customers.

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

The Company has a performance obligation to issue a volume-based rebate to customers who may be eligible for such rebate at the conclusion of their contract term. This performance obligation is transferred over time and the Company’s method of measuring progress is the output method, whereby the progress is measured by the estimated rebate earned to date over the total rebate estimated to be earned over the contract period. The Company’s rebate allowance is included in accrued liabilities in the consolidated balance sheets and estimated rebates accrued were $8.9 million and $7.2 million as of December 31, 2023 and December 31, 2022, respectively.

During the years ended December 31, 2023 and December 31, 2022, the Company did not recognize any revenue related to material changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

Note 8.Convertible Senior Notes

The Company accounts for its convertible senior notes as a single unit of accounting, a liability, because the Company concluded that there were no material conversion features that require bifurcation as a derivative and its convertible debt instruments were not issued at a substantial premium.

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

The Convertible Notes may be converted at the option of the holders at any time prior to the close of business on the business day immediately preceding March 15, 2027, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of $56.095 on each applicable trading day; (2) during the five business day period immediately after any ten consecutive trading day period (the Measurement Period) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate in effect on each such trading day; (3) with respect to any Convertible Notes the Company calls for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date, even if the Convertible Notes are not otherwise convertible at such time; or (4) upon the occurrence of specified corporate events. On or after March 15, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, calculated based on the per share volume-weighted average price for each of the 30 consecutive trading days during the observation period (as more fully described in the Indenture), the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture. As of December 31, 2023, none of the conditions allowing holders of the Convertible Notes to convert had been met.

Interest expense relating to the Convertible Notes in the consolidated statements of operations for the years ended December 31, 2023 and December 31, 2022 are summarized as follows (in thousands):

			Year ended
			December 31,
	2023	2022	2021
Contractual interest expense	$7,906	$7,906	$7,906
Amortization of debt issuance costs	1,373	1,373	1,373
Total interest expense	$9,279	$9,279	$9,279

The effective interest rate on the Convertible Notes for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 was 3.2%.

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

As of December 31, 2023 December 31, 2022 and December 31, 2021 the Convertible Notes on the consolidated balance sheets represented the carrying amount of the liability component of the Convertible Notes, net of unamortized debt issuance costs, which are summarized as follows (in thousands):

		Year ended
		December 31,
	2023	2022
Convertible Notes	$287,500	287,500
Less: Unamortized debt issuance costs	(4,727)	(6,100)
Carrying amount of Convertible Notes	$282,773	281,400

Capped Call Transactions

In connection with the offering of the Convertible Notes, in June 2020 the Company entered into privately negotiated capped call transactions with certain financial institutions (the Option Counterparties) and used an aggregate $35.7 million of the net proceeds from the Convertible Notes to pay the cost of the capped call transactions. The capped call transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the Convertible Notes or at the Company’s election (subject to certain conditions) offset any cash payments the Company is required to make in excess of the aggregate principal amount of converted Convertible Notes, as the case may be, with such reduction or offset subject to a cap based on the cap price. The cap price of the capped call transactions is initially $86.30 per share, which represented a premium of 100% over the last reported sale price of the Company’s common stock on June 8, 2020, and is subject to certain adjustments under the terms of the capped call transactions. The capped calls have an initial strike price of approximately $56.10 per share, subject to certain adjustments, which corresponds to the conversion option strike price in the Convertible Notes. The capped call transactions cover, subject to customary adjustments, the number of shares of common stock initially underlying the Convertible Notes (or approximately 5.1 million shares of the Company’s common stock).

The capped call transactions are separate transactions that the Company entered into with the Option Counterparties, are not part of the terms of the Convertible Notes and will not change the holders’ rights under the Convertible Notes. As the capped call transactions meet certain accounting criteria, the cost of the capped call transactions of $35.7 million was recorded as a reduction in additional paid-in capital in the consolidated balance sheets and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of December 31, 2023, the Company had not purchased any shares under the capped call transactions.

Note 9.	Stock-Based Compensation

The Company has three stock-based compensation plans (collectively, the Stock Plans)— the 2011 Stock Plan (the 2011 Stock Plan), the 2015 Omnibus Incentive Compensation Plan (the 2015 Stock Plan) and the Employee Stock Purchase Program (ESPP). The 2015 Stock Plan permits grants of stock options and restricted stock unit (RSU) awards. The Company no longer grants any awards under the 2011 Stock Plan.

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

The Compensation, Nominating and Governance Committee has approved the grant of performance-based equity awards (PBEAs) to the Company’s named executive officers and certain other employees pursuant to the 2015 Stock Plan and include performance-based stock options and performance-based RSUs. These PBEAs will only vest upon the Compensation Committee’s determination that the corresponding, pre-defined Company operational goals were satisfied.

The ESPP permits eligible employees to purchase shares of the Company’s common stock, using contributions via payroll deductions of up to 15% of their earnings, at a price per share equal to 85% of the lower of the stock’s fair market value on the offering date or purchase date. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

As of January 1, 2024, the Company has reserved an aggregate of 23.0 million shares of common stock for issuance under the 2015 Stock Plan, and 4.6 million shares of common stock for issuance under the ESPP.

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

Expected volatility. During the years ended December 31, 2023 and December 31, 2022, the Company based the expected volatility on the historic volatility of its common stock. During the year ended December 31, 2021, the Company based the expected volatility on a weighted average of the historical volatility of its common stock and historical volatilities of a peer group of similar companies whose share prices were publicly available over the most recent period commensurate with the estimated expected term of the Company’s stock options. The peer group was developed based on companies in the biotechnology industry.

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

Stock Options

Time-based stock options

The following table summarizes time-based stock option activity under the Stock Plans:

	Number of		Weighted-
	shares	Weighted-	average	Aggregate
	underlying	average	remaining	intrinsic
	options	exercise price	contractual	value (in
	(in thousands)	per share	life (in years)	thousands)
Outstanding at December 31, 2020	5,837	$27.30	5.6	$280,055
Granted	50	60.74
Adjustments to certain prior year grants	(31)	33.38
Exercised	(1,301)	20.05		73,913
Canceled/forfeited/expired	(142)	52.15
Outstanding at December 31, 2021	4,413	$29.01	4.9	$72,944
Granted	202	54.99
Exercised	(295)	12.12		11,190
Canceled/forfeited/expired	(32)	54.31
Outstanding at December 31, 2022	4,288	$31.35	4.3	$60,960
Granted	307	48.84
Exercised	(694)	18.24		37,946
Canceled/forfeited/expired	(165)	41.41
Outstanding at December 31, 2023	3,736	$34.78	4.0	$167,180
Vested and expected to vest at December 31, 2023	3,613	$34.21	3.8	$163,753
Exercisable at December 31, 2023	3,221	$32.54	3.3	$151,371

The weighted average estimated grant date fair value per share of time-based stock options granted during the years ended December 31, 2023, December 31, 2022 and December 31, 2021 was $27.07, $25.43 and $43.43, respectively.

The total fair value of time-based stock options that vested during the years ended December 31, 2023, December 31, 2022 and December 31, 2021 was $3.7 million, $3.6 million and $9.7 million, respectively.

As of December 31, 2023 unamortized stock-based compensation expense attributable to time-based stock options was $8.0 million and is to be recognized over the stock options’ remaining vesting terms of approximately 4.0 years (2.6 years on a weighted average basis).

The fair value of each time-based option award is estimated on the date of grant using a Black-Sholes option pricing model applying the assumptions noted in the following table. The weighted average assumptions used to estimate the fair value of options granted to employees and non-employees were as follows:

	Year ended
	December 31,
	2023	2022	2021
Risk-free interest rate	3.53%	2.55%	0.98%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	56.4%	55.6%	43.4%
Expected term (in years)	5.83	5.97	5.71

Performance-based stock options

The following table summarizes performance-based stock option activity under the Stock Plans:

	Number of		Weighted-
	shares	Weighted-	average	Aggregate
	underlying	average	remaining	intrinsic
	options	exercise price	contractual	value (in
	(in thousands)	per share	life (in years)	thousands)
Outstanding at December 31, 2020	147	$39.10	9.2	$5,311
Granted	—
Adjustments to certain prior year grants	(16)	39.10
Exercised	(2)	39.10		63
Canceled/forfeited/expired	—	—
Outstanding at December 31, 2021	129	$39.10	8.2	$692
Granted	282	55.18
Exercised	—	—		63
Canceled/forfeited/expired	(18)	39.10
Outstanding at December 31, 2022	393	$50.63	8.2	$692
Granted	183	48.46
Exercised	(2)	39.10		100
Canceled/forfeited/expired	(55)	39.10
Outstanding at December 31, 2023	519	$51.13	8.4	$14,720
Vested and expected to vest at December 31, 2023	336	$52.57	7.9	$9,042
Exercisable at December 31, 2023	142	$49.01	7.5	$4,325

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock on the date of exercise.

The weighted average estimated grant date fair value per share of performance-based stock options granted during the years ended December 31, 2023 and December 31, 2022 was $27.21 and $27.33, respectively. No performance-based stock options were granted during the year ended December 31, 2021.

The total fair value of performance-based stock options that vested during the years ended December 31, 2023 December 31, 2022 and December 31, 2021 was $2.4 million, $0.4 million and $0.6 million, respectively.

As of December 31, 2023 unamortized stock-based compensation expense attributable to performance-based stock options was $0.2 million and is to be recognized over the stock options’ remaining vesting terms of approximately less than one year (0.8 years on a weighted average basis).

The fair value of each performance-based option award is estimated on the date of grant using a Black-Sholes option pricing model applying the assumptions noted in the following table. The weighted average assumptions used to estimate the fair value of options granted to employees and non-employees were as follows:

	Year ended
	December 31,
	2023	2022	2021
Risk-free interest rate	3.54%	2.38%	n/a
Expected dividend yield	0.0%	0.0%	n/a
Expected volatility	56.3%	55.6%	n/a
Expected term (in years)	6.01	6.01	n/a

Restricted Stock Units

The fair value of RSU awards made to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date.

Time-based RSUs

The following table summarizes the activity of unvested time-based RSUs under the Stock Plans during the years ended December 31, 2023, December 31, 2022 and December 31, 2021:

		Weighted-
	Number of	average
	shares	grant date
	(in thousands)	fair value
Unvested at December 31, 2020	949	$40.89
Granted	536	74.33
Vested	(349)	41.18
Canceled/forfeited	(126)	52.93
Unvested at December 31, 2021	1,010	$57.30
Granted	738	56.40
Vested	(362)	53.96
Canceled/forfeited	(118)	55.42
Unvested at December 31, 2022	1,268	$57.92
Granted	839	51.39
Vested	(441)	56.66
Canceled/forfeited	(75)	55.19
Unvested at December 31, 2023	1,591	$54.95

The total fair value of time-based RSUs that vested during the years ended December 31, 2023, December 31, 2022 and December 31, 2021 was $25.0 million, $19.5 million and $14.4 million, respectively.

As of December 31, 2023 unamortized stock-based compensation expense attributable to time-based RSUs was $62.5 million and is to be recognized over the RSU’s remaining vesting terms of approximately 4.0 years (2.7 years on a weighted average basis).

Performance-based RSUs

The following table summarizes the activity of unvested performance-based RSUs under the Stock Plans during the years ended December 31, 2023, December 31, 2022 and December 31, 2021:

		Weighted-
	Number of	average
	shares	grant date
	(in thousands)	fair value
Unvested at December 31, 2020	39	$39.10
Granted	147	85.94
Vested	(10)	39.10
Canceled/forfeited	—	—
Unvested at December 31, 2021	176	$78.19
Granted	37	55.18
Vested	(37)	42.21
Canceled/forfeited	—	—
Unvested at December 31, 2022	176	$75.02
Granted	8	48.62
Vested	(63)	69.82
Canceled/forfeited	—	—
Unvested at December 31, 2023	121	$77.42

The total fair value of performance-based RSUs that vested during the years ended December 31, 2023, December 31, 2022 and December 31, 2021 was $4.4 million, $1.6 million and $0.4 million, respectively.

As of December 31, 2023 unamortized stock-based compensation expense attributable to performance-based RSUs was $0.1 million and is to be recognized over the RSU’s remaining vesting terms of approximately less than one year (0.6 years on a weighted average basis).

All Share-Based Compensation Arrangements

The following table summarizes the allocation of stock-based compensation related to both time-based and performance-based stock options and RSUs in the accompanying consolidated statements of operations (in thousands):

	Year ended
	December 31,
	2023	2022	2021

Cost of sales	$2,233	$1,849	$1,739
Selling, general & administrative	28,781	26,988	21,665
Research and development	12,514	9,724	6,742
Total	$43,528	$38,561	$30,146

In the years ended December 31, 2023, December 31, 2022, and December 31, 2021, the related tax (expense)/benefit was $5.3 million, ($0.5) million and $12.3 million, respectively, relating to stock-based compensation.

The total stock-based compensation cost capitalized in inventory was not significant for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively.

Note 10.	Income Taxes

United States and foreign (loss) income before income taxes was as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
United States	$(138,205)	$(101,316)	$(51,370)
Foreign	4,478	2,887	2,103
Total	$(133,727)	$(98,429)	$(49,267)

The income tax provision was as follows (in thousands):

	December 31,
	2023	2022	2021
Current:
Federal	$(55)	$(240)	$—
State	294	368	189
Foreign	815	693	1,162
	1,054	821	1,351
Deferred:
Federal	23	14	264
State	(143)	(87)	(1,234)
Foreign	—	18	(55)
	(120)	(55)	(1,025)
Income tax provision	$934	$766	$326

The reconciliations of the U.S. federal statutory tax expense to the combined effective tax provision are as follows:

	Year ended
	December 31,
(amounts in thousands)	2023	2022	2021
Statutory rate of tax benefit	$(28,082)	$(20,670)	$(10,346)
State income taxes, net of federal benefit	(6,436)	(2,558)	(3,395)
Permanent and other items	5,105	497	4,513
Stock-based compensation	(5,323)	493	(12,310)
Research credits	(6,059)	(7,700)	(5,408)
Uncertain tax positions	3,493	3,711	2,685
Change in tax rate	1,333	56	(802)
State economic development credits	(2,370)	—	—
Valuation allowance	39,273	26,937	25,389
Income tax provision	$934	$766	$326

Significant components of the Company’s net deferred tax assets at December 31, 2023 and December 31, 2022 are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$96,886	$92,158
Tax credits	26,176	20,978
Stock-based compensation	14,533	15,142
Reserves and accruals	12,111	10,410
Lease liability	24,924	24,749
Section 174 research costs capitalization	48,462	25,286
Other, net	957	2,344
Total deferred tax assets	$224,049	$191,067

Deferred tax liabilities:
Depreciation and amortization	(56,471)	(61,404)
ROU lease asset	(17,196)	(17,645)
Total deferred tax liabilities	$(73,667)	$(79,049)

Valuation allowance	(157,526)	(119,282)
Net deferred tax liability	$(7,144)	$(7,264)

Based on the weight of available evidence, management has established a valuation allowance for a portion of its deferred tax assets which it expects will not be realized on a more likely than not basis. The net increase in the valuation allowance was $38.2 million in 2023.

As of December 31, 2023, the Company had approximately $463.1 million, $355.3 million and $9.4 million of NOL carryforwards for federal, state and foreign purposes, respectively. A portion of federal NOL carryforwards incurred prior to 2018 will expire annually, if unused, while $257.6 million will not expire but can only be used to offset 80 percent of federal taxable income. Additionally, portions of state and foreign NOL carryforwards will expire annually, if unused.

As of December 31, 2023, the Company had federal and state R&D credit carryforwards of approximately $43.8 million and $25.0 million, respectively. Portions of federal and $4.4 million of state credits will expire annually, if unused, while $20.6 million of state credits carry forward indefinitely. Additionally, as of December 31, 2023, the Company expects to be awarded a total of $3.0 million in California economic development credits which can be used to offset California taxable income. These credits begin to expire in 2028, if unused.

Utilization of some NOL and tax credit carryforwards will be subject to annual limitations under IRC Section 382 and Section 383 due to several ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL, tax credit carryforwards, and other deferred tax assets that can be utilized to offset future taxable income and/or income tax liabilities. In general, ownership changes as defined by IRC Section 382 result from a greater than 50 percent change in the ownership of the Company’s stock among certain shareholders over a three-year period.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 excluding interest and penalties, is as follows (in thousands):

	December 31,
	2023	2022	2021
Balance at beginning of the year	$28,968	$25,816	$22,803
Net addition for tax positions - prior years	986	679	505
Net additions for tax positions - current year	4,013	4,307	3,489
Subtractions from tax positions - prior years	(1,128)	(553)	(327)
Subtractions from tax positions - current year	—	(1,281)	(654)
Balance at end of the year	$32,839	$28,968	$25,816

As of December 31, 2023, approximately $2.3 million of unrecognized tax benefits would reduce the Company’s annual effective tax rate if recognized.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of its income tax provision. There was no material accrued interest and penalties associated with uncertain tax positions as of December 31, 2023, December 31, 2022 and December 31, 2021. Approximately, $0.4 million of the Company’s unrecognized tax benefits are expected to reverse over the next 12 months.

Due to the Company’s NOL carryforwards, its U.S. income tax returns are open to examination by the Internal Revenue Service and other state taxing jurisdictions for years beginning in 2004.

There are no cumulative earnings in the Company’s foreign subsidiaries as of December 31, 2023 that would be subject to U.S. income tax or foreign withholding tax. The Company plans to indefinitely reinvest any future earnings of its foreign subsidiaries.

Note 11. Employee Benefits

Defined Contribution Plan

The Company sponsors a defined contribution plan pursuant to section 401(k) of the U.S. Internal Revenue Code that allows participating employees to contribute up to 100% of their salary, to an annual maximum of $22,500 in 2023, $20,500 in 2022 and $19,500 in 2021 ($30,000, $27,000 and $26,000 in 2023, 2022 and 2021, respectively, for employees over the age of 50). Through December 31, 2023, the Company has only made “qualified nonelective contributions” to maintain compliance with IRS regulations.

During the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the Company contributed a $0.50 match for every $1.00 contributed by a participating employee up to 6% of plan-eligible earnings, with such Company contributions becoming fully vested when participating employees reach the 3-year anniversary from their date of hire, giving credit for past service. For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, Company contributions totaled approximately $2.9 million, $2.5 million and $2.1 million, respectively.

Deferred Compensation Plan

Pursuant to the Company’s deferred compensation plan (the Deferred Compensation Plan), eligible senior level employees are permitted to make elective deferrals of compensation to which they will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of COLIs. The fair value of the Deferred Compensation Plan liability, included in other liabilities on the consolidated balance sheets, was approximately $11.3 million and $8.2 million as of December 31, 2023 and December, 31, 2022 respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $11.6 million and $8.4 million as of December 31, 2023 and December 31, 2022, respectively.

Note 12.	Commitments and Contingencies

Secured Letters of Credit

The Company has a letter of credit that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account of approximately $5.6 million and $6.8 million as of December 31, 2023 and December 31, 2022, respectively. Beginning as of the first day of the thirty-seventh month of the lease term (which occurred during 2022), and on each twelve month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

The Company has other irrevocable standby letters of credit secured with approximately $0.3 million of cash in a restricted account.

Purchase Commitment

As of December 31, 2023, the Company had noncancelable, firm purchase commitments of $4.5 million due beyond one year.

Regents of the University of California

On December 30, 2014, the Company executed an agreement (the UC Agreement) with the Regents of the University of California (the University) to correct inventorship in connection with a group of the Company’s U.S. patents (the Patent Rights) and to obtain from the University a covenant that it did not and would not claim any right or title to the Patent Rights and will not challenge or assist any others in challenging the Patent Rights. In connection with the UC Agreement, Glaukos agreed to pay to the University a low single-digit percentage of worldwide net sales of certain current and future products, including the Company’s iStent products, with a required minimum annual payment of $0.5 million. This ongoing product payment obligation has changed as patent coverage on certain products has lapsed, and terminated entirely on the date the last of the Patent Rights expires, which was December 29, 2022. For the years ended December 31, 2022 and December 31, 2021, the Company recorded approximately $3.1 million and $4.2 million, respectively, in cost of sales in connection with the product payment obligation.

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

	Property and equipment, net			Depreciation and amortization			Capital expenditures
	As of December 31,			Year ended December 31,			Year ended December 31,
	2023	2022	2021	2023	2022	2021	2023	2022	2021

United States	$103,098	$94,263	$68,839	$33,646	$31,547	$29,622	$20,238	$30,212	$47,714
International	114	140	130	8	29	39	10	53	71
Total	$103,212	$94,403	$68,969	$33,654	$31,576	$29,661	$20,248	$30,265	$47,785

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of December 31, 2023.

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

Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Ernst & Young LLP, our independent registered public accounting firm, which audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. See Report of Independent Registered Public Accounting Firm below.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fourth fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Glaukos Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Glaukos Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Glaukos Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

February 23, 2024

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

The remaining information required by this Item 10 will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

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

Exhibit Number	Description
10.14+	Joseph E. Gilliam Offer Letter dated February 3, 2017 (incorporated by reference to Exhibit 99.2 to the to the Company’s Current Report on Form 8-K (File No. 001-37463) filed on February 6, 2017).
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

10.19+	Directors’ Compensation Policy (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K (File No. 001-37463) filed on February 24, 2023).
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

10.23*	Third Amendment to Lease dated as of January 25, 2024 between the Registrant and 229 Avenida, LLC.
10.24

Office Building Lease dated as of November 14, 2018, by and between the Registrant and CIP 2014/SG, Aliso Owner LLC. (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K (File No. 001-37463) filed on February 28, 2019).

10.25

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

10.27

Amended and Restated Patent License Agreement, by and between the Registrant and DOSE Medical Corporation, dated as of June 30, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37463) filed on June 30, 2015).

10.28

First Amendment to Amended and Restated Patent License Agreement dated as of April 12, 2017 by and between Glaukos Corporation and DOSE Medical Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37463) filed on April 12, 2017).

10.29

Agreement and Plan of Merger, dated as of June 19, 2019, by and between Glaukos Corporation, GKOS Merger Sub, Inc., DOSE Medical Corporation and Fortis Advisors LLC, solely in its capacity as the Stockholders’ Representative (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 001-37463) filed on June 19, 2019).

10.30	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37463) filed on June 12, 2020).
21*	Subsidiaries of Glaukos Corporation as of December 31, 2023

Exhibit Number	Description
23.1*	Consent of Independent Registered Public Accounting Firm
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

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Dodd-Frank Clawback Policy
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+    Indicates a management contract or compensatory plan or arrangement.

*    Filed Herewith.

**  Furnished Herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on February 23, 2024.

GLAUKOS CORPORATION

By:	/s/ Thomas W. Burns
Thomas W. Burns
Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Burns	Chief Executive Officer and Chairman of the	February 23, 2024
Thomas W. Burns	Board (Principal Executive Officer)

/s/ Alex R. Thurman	Senior Vice President & Chief Financial Officer	February 23, 2024
Alex R. Thurman	(Principal Accounting and Financial Officer)

/s/ Mark J. Foley	Lead Independent Director	February 23, 2024
Mark J. Foley

/s/ David F. Hoffmeister	Director	February 23, 2024
David F. Hoffmeister

/s/ Gilbert H. Kliman	Director	February 23, 2024
Gilbert H. Kliman, M.D.

/s/ Marc A. Stapley	Director	February 23, 2024
Marc A. Stapley

/s/ Aimee S. Weisner	Director	February 23, 2024
Aimee S. Weisner

/s/ Leana S. Wen	Director	February 23, 2024
Leana S. Wen, M.D.

/s/ Denice M. Torres	Director	February 23, 2024
Denice M. Torres