Form 10-Q
period 2024-03-31
GLAUKOS Corp
filed 2024-05-03
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 30, 2024, there were 50,367,507 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2024

Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act) All statements other than statements of historical or current facts included in this report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: "may," "will," "could," "would," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "project," "potential," "continue," "ongoing" or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Any statements in this Quarterly Report on Form 10-Q regarding future operations, including our expectations for future expenses, capital expenditures and income, our expectations regarding the impact of the macroeconomic environment, our strategy for growth, product development activities, the impact of the regulatory environment, including the timing and likelihood of regulatory approvals and the impact of new or changing regulations and pricing, and market position are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions based on the information available to management at the time of this report. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these forward-looking statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.

You are urged to carefully review the disclosures we make concerning the risks we face and other factors that may affect the outcome of our forward-looking statements and our business and operating results, including the risks set forth in the “Risk Factors Summary” below and further described in the "Risk Factors" section of this report, which includes a discussion of important factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate, and actual results may differ materially from those expressed or implied by the forward-looking statements. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. You are therefore cautioned not to place undue reliance on the forward-looking statements included in this report, which speak only as of the date of this document. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

We use Glaukos, our logo, iStent, iStent inject, iStent infinite, iPrism, iDose TR, iPRIME, MIGS, Avedro, Photrexa, iLink, KXL, Epioxa, iLution, Retina XR and other marks as trademarks. This report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,495	$93,467
Short-term investments	230,365	201,964
Accounts receivable, net	46,545	39,850
Inventory	50,185	41,986
Prepaid expenses and other current assets	19,020	18,194
Total current assets	388,610	395,461
Restricted cash	5,856	5,856
Property and equipment, net	101,858	103,212
Operating lease right-of-use assets	26,683	27,146
Finance lease right-of-use asset	43,575	44,180
Intangible assets, net	281,919	282,956
Goodwill	66,134	66,134
Deposits and other assets	18,703	15,469
Total assets	$933,338	$940,414

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,752	$13,440
Accrued liabilities	59,486	60,574
Total current liabilities	72,238	74,014
Convertible senior notes	283,117	282,773
Operating lease liability	30,110	30,427
Finance lease liability	70,289	70,538
Deferred tax liability, net	7,144	7,144
Other liabilities	19,710	13,752
Total liabilities	482,608	478,648

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 49,875 and 49,148 shares issued and 49,847 and 49,120 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	50	49
Additional paid-in capital	1,089,280	1,059,751
Accumulated other comprehensive income	1,437	1,165
Accumulated deficit	(639,905)	(599,067)
Less treasury stock (28 shares as of March 31, 2024 and December 31, 2023)	(132)	(132)
Total stockholders' equity	450,730	461,766
Total liabilities and stockholders' equity	$933,338	$940,414

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Net sales	$85,622	$73,899
Cost of sales	20,258	18,071
Gross profit	65,364	55,828
Operating expenses:
Selling, general and administrative	61,975	53,650
Research and development	30,726	35,171
Acquired in-process research and development	11,729	-
Total operating expenses	104,430	88,821
Loss from operations	(39,066)	(32,993)
Non-operating expense:
Interest income	3,083	1,648
Interest expense	(3,450)	(3,408)
Other (expense) income, net	(1,028)	528
Total non-operating expense	(1,395)	(1,232)
Loss before taxes	(40,461)	(34,225)
Income tax provision	377	401
Net loss	$(40,838)	$(34,626)
Basic and diluted net loss per share	$(0.82)	$(0.72)
Weighted average shares used to compute basic and diluted net loss per share	49,580	47,881

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(40,838)	$(34,626)
Other comprehensive income (loss):
Foreign currency translation income (loss)	355	(103)
Unrealized (loss) income on short-term investments	(83)	1,753
Other comprehensive income	272	1,650
Total comprehensive loss	$(40,566)	$(32,976)

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income	deficit	Shares	Amount	equity
Balance at December 31, 2023	49,148	$49	$1,059,751	$1,165	$(599,067)	(28)	$(132)	$461,766
Common stock issued under stock plans, net	672	1	13,364	-	-	-	-	13,365
Asset acquisition through issuance of common stock	55	-	5,000	-	-	-	-	5,000
Stock-based compensation	-	-	11,165	-	-	-	-	11,165
Other comprehensive income	-	-	-	272	-	-	-	272
Net loss	-	-	-	-	(40,838)	-	-	(40,838)
Balance at March 31, 2024	49,875	$50	$1,089,280	$1,437	$(639,905)	(28)	$(132)	$450,730

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	(loss) income	deficit	Shares	Amount	equity
Balance at December 31, 2022	47,782	$48	$997,470	$(2,975)	$(464,406)	(28)	$(132)	$530,005
Common stock issued under stock plans, net	187	-	1,301	-	-	-	-	1,301
Stock-based compensation	-	-	10,184	-	-	-	-	10,184
Other comprehensive income	-	-	-	1,650	-	-	-	1,650
Net loss	-	-	-	-	(34,626)	-	-	(34,626)
Balance at March 31, 2023	47,969	$48	$1,008,955	$(1,325)	$(499,032)	(28)	$(132)	$508,514

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net loss	$(40,838)	$(34,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,685	2,078
Amortization of intangible assets	6,228	6,228
Noncash lease expense	1,071	1,036
Amortization of debt issuance costs	343	343
Deferred income tax benefit	-	(5)
Gain on disposal of fixed assets	10	-
Stock-based compensation	11,165	10,184
Unrealized foreign currency losses	1,456	(186)
Amortization of premium on short-term investments	(1,111)	(55)
Other liabilities	2,526	684
Acquired in-process R&D acquired through the issuance of common stock	5,000	-
Changes in operating assets and liabilities:
Accounts receivable, net	(7,106)	(1,651)
Inventory	(8,551)	(3,089)
Prepaid expenses and other current assets	(912)	(2,498)
Accounts payable and accrued liabilities	(3,620)	(9,266)
Other assets	(2,216)	59
Net cash used in operating activities	(33,870)	(30,764)
Investing activities
Purchases of short-term investments	(49,250)	(96,295)
Proceeds from sales and maturities of short-term investments	21,880	89,902
Purchases of property and equipment	(968)	(6,908)
Investment in company-owned life insurance	(1,045)	(531)
Net cash used in investing activities	(29,383)	(13,832)
Financing activities
Proceeds from exercise of stock options	13,055	675
Proceeds from share purchases under Employee Stock Purchase Plan	2,687	2,163
Payment of employee taxes related to vested restricted stock units	(2,378)	(1,537)
Principal paid on finance lease	(197)	(149)
Net cash provided by financing activities	13,167	1,152
Effect of exchange rate changes on cash and cash equivalents	(886)	317
Net decrease in cash, cash equivalents and restricted cash	(50,972)	(43,127)
Cash, cash equivalents and restricted cash at beginning of period	99,323	126,603
Cash, cash equivalents and restricted cash at end of period	$48,351	$83,476
Supplemental disclosures of cash flow information
Taxes paid, net of refunds	$351	$255
Other interest paid	$1,073	$1,086
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,575	$2,421

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.  Organization and Basis of Presentation

Organization and business

Glaukos Corporation (Glaukos or the Company), incorporated in Delaware on July 14, 1998, is an ophthalmic pharmaceutical and medical technology company focused on developing novel dropless platform therapies and commercializing associated products for the treatment of glaucoma, corneal disorders, and retinal diseases. The Company first developed Micro-Invasive Glaucoma Surgery (MIGS) as an alternative to the traditional glaucoma treatment paradigm, launching its first MIGS device commercially in 2012. The Company also offers commercially a proprietary bio-activated pharmaceutical therapy for the treatment of a rare corneal disorder, keratoconus, that was approved by the United States (U.S.) Food and Drug Administration (FDA) in 2016. The Company received FDA approval in December 2023 of its first procedural pharmaceutical product, the iDose TR, and began commercializing the product in a controlled manner in February 2024. The Company is developing a portfolio of platforms to support ongoing pharmaceutical and medical device innovations. Products or product candidates for each of these platforms are designed to advance the standard of care through better treatment options across the areas of glaucoma; corneal disorders such as keratoconus, dry eye and refractive vision correction; and retinal diseases such as neovascular age-related macular degeneration, diabetic macular edema and retinal vein occlusion.

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

As permitted by Form 10-Q and Article 10 of Regulation S-X, under those rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments necessary for the fair presentation of the Company’s financial information contained herein. All such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements. These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2023, which are contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on February 23, 2024. The Company’s results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period.

Recent developments

On March 7, 2024, the Company issued $5.0 million of its common stock and paid approximately $5.1 million in cash in connection with the acquisition of 100% of the outstanding equity interests in a clinical stage biopharma company (the Seller) focused on developing novel therapeutics for rare ophthalmic diseases, including all related patents and patent applications, technology and know-how. The Company accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business, and the acquisition costs are recorded within acquired in-process research and development on the condensed consolidated statement of operations. Under the terms of the agreement, if these proprietary technologies are commercialized, the Company may have to make potential payments of up to $51.0 million upon the achievement of certain event-based development milestones, potential payments of up to $150.0 million upon the achievement of certain commercial sales-based milestones should annual net sales of a licensed product eventually exceed various levels, and up to a low double digit royalty on net sales. Furthermore, because the first two development milestones are payable in either cash or Company shares at the Company’s sole discretion, the Company has accrued a liability in the amount of $1.4 million related to these two milestones, which is classified as other liabilities within the condensed consolidated balance sheets, as the contingent consideration is not expected to be paid within the next twelve months. See also Note 4, Fair Value Measurements for additional details regarding this contingent consideration.

Effective March 17, 2023, the Company entered into a sales agreement (Sales Agreement) with Celanese Canada ULC (Celanese) under which Celanese will make available and supply to the Company certain raw materials used to create a nanoporous membrane utilized in the iDose TR, and authorized the Company to reference its Drug Master File (DMF) with respect to such raw materials, which is required for the Company to commercialize iDose TR. The term of the Sales Agreement is four years after the iDose TR launch date in February 2024. In exchange for the ability to obtain future raw materials and the rights related to the DMF, the Company is subject to minimum compensation payments over four years of $6.3 million and potential additional royalties based on a percentage of sales of the iDose TR product. The Company recognized an intangible asset related to the minimum compensation payments at fair value of $5.2 million upon the date of acquisition, which was determined to be the iDose TR launch date. The $5.2 million is included in Intangible Assets, Net on the condensed consolidated balance sheets and will be amortized to cost of sales over its useful life of four years, which is the initial term of the Sales Agreement. A member of the Celanese board of directors also sits on the board of directors of the Company.

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

The Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2024 reflect the Company’s estimates of the impact of the macroeconomic environment, including the impact of inflation, supply shortages or delays, changes in supply and demand, foreign exchange rate fluctuations and other conditions which have led to disruptions in commerce and pricing stability. While the specific impact of these factors is not readily determinable, in the past three months the Company has not experienced a material financial statement impact or business disruptions as a result of these negative macroeconomic and geopolitical trends. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of March 31, 2024.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that equate to the amount reported in the condensed consolidated statements of cash flows as of the beginning and end of the three months ended March 31, 2024 (in thousands):

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$42,495	$93,467
Restricted cash	5,856	5,856
Cash, cash equivalents and restricted cash	$48,351	$99,323

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid by jurisdiction. The ASU is effective for public business entities’ annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segments Disclosures. While ASU 2023-07 requires incremental disclosures, it does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine reportable segments. This ASU is effective for all public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements. Early adoption is permitted; however, the Company is not early adopting the standard.

Note 3.  Balance Sheet Details

Short-term Investments

Short-term investments consisted of the following (in thousands):

	At March 31, 2024
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	less than 3	$21,000	$-	$(128)	$20,872
U.S. treasury securities	less than 2	156,184	57	(133)	156,108
Bank certificates of deposit	less than 2	8,920	3	(6)	8,917
Commercial paper	less than 1	3,232	-	(1)	3,231
Corporate notes	less than 3	25,338	51	(137)	25,252
Asset-backed securities	less than 2	13,068	19	(130)	12,957
Municipal bonds	less than 3	3,010	18	-	3,028
Total		$230,752	$148	$(535)	$230,365

	At December 31, 2023
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	less than 3	$25,995	$2	$(347)	$25,650
U.S. treasury securities	less than 2	124,780	274	(36)	125,018
Bank certificates of deposit	less than 1	7,100	9	-	7,109
Commercial paper	less than 1	5,679	4	(1)	5,682
Corporate notes	less than 3	21,292	77	(229)	21,140
Asset-backed securities	less than 2	12,415	41	(135)	12,321
Municipal bonds	less than 3	5,010	34	-	5,044
Total		$202,271	$441	$(748)	$201,964

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

The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest expense in the condensed consolidated statements of operations through an allowance for credit losses. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss. Unrealized losses on available-for-sale debt securities as of March 31, 2024 and December 31, 2023 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Further, the Company does not intend to sell these investments prior to maturity and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not record an allowance for credit losses with these investments as of March 31, 2024 and December 31, 2023.

Accounts Receivable, Net

Accounts receivable consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accounts receivable	$47,960	$41,051
Allowance for credit losses	(1,415)	(1,201)
	$46,545	$39,850

The Company’s allowance for credit losses represents management’s estimate of current expected credit losses related to customer receivables. There were immaterial bad-debt write offs charged during the three months ended March 31, 2024.

Additionally, no customers accounted for more than 10% of net accounts receivable as of March 31, 2024 or December 31, 2023.

Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Finished goods	$24,899	$16,699
Work in process	12,748	12,870
Raw material	12,538	12,417
	$50,185	$41,986

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued bonuses	$6,733	$20,588
Accrued payroll taxes	7,315	2,365
Accrued vacation benefits	5,463	5,269
Accrued sales rebates	11,338	8,935
Other accrued liabilities	28,637	23,417
	$59,486	$60,574

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		At March 31, 2024
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	March 31,	identical assets	inputs	inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds (i)	$5,128	$5,128	$-	$-
Available for sale securities:
U.S. government agency bonds (ii)	$20,872	$-	$20,872	$-
U.S. treasury securities (ii)	156,108	-	156,108	-
Commercial paper (ii)	3,231	-	3,231	-
Bank certificates of deposit (ii)	8,917	-	8,917	-
Corporate notes (ii)	25,252	-	25,252	-
Asset-backed securities (ii)	12,957	-	12,957	-
Municipal bonds (ii)	3,028	-	3,028	-
Investments held for deferred compensation plans (iii)	12,634	-	12,634	-
Total Assets	$248,127	$5,128	$242,999	$-
Liabilities
Deferred compensation plans (iv)	$12,421	$-	$12,421	$-
Contingent consideration (iv)	$1,442	$-	$-	$1,442
Total Liabilities	$13,863	$-	$12,421	$1,442

(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)	Included in deposits and other assets on the condensed consolidated balance sheets.
(iv)	Included in other liabilities on the condensed consolidated balance sheets.

		At December 31, 2023
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets

Cash equivalents:
Money market funds (i)	$52,156	$52,156	$-	$-
Available for sale securities:
U.S. government agency bonds (ii)	$25,650	$-	$25,650	$-
U.S. treasury securities (ii)	125,018	-	125,018	-
Commercial paper (ii)	5,682	-	5,682	-
Bank certificates of deposit (ii)	7,109	-	7,109	-
Corporate notes (ii)	21,140	-	21,140	-
Asset-backed securities (ii)	12,321	-	12,321	-
Municipal bonds (ii)	5,044	-	5,044	-
Investments held for deferred compensation plans (iii)	11,589	-	11,589	-
Total Assets	$265,709	$52,156	$213,553	$-
Liabilities
Deferred compensation plans (iv)	$11,294	$-	$11,294	$-
Total Liabilities	$11,294	$-	$11,294	$-
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)	Included in deposits and other assets on the condensed consolidated balance sheets.
(iv)	Included in other liabilities on the condensed consolidated balance sheets.

Money market funds are highly-liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

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

The Company recorded a contingent consideration liability upon the asset acquisition, as described in Recent Developments within Note 1, Organization and Basis of Presentation above. The contingent consideration is measured at fair value and is based on significant inputs not observable in the market which includes the probability and timing of achieving certain future milestones, and to a lesser extent, an applicable discount rate and Glaukos’ credit rating. This represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes a market participant would make. The Company assesses these estimates on an ongoing basis as it obtains additional data impacting the assumptions. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of operations.

There were no transfers between levels within the fair value hierarchy during the periods presented.

The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of December 31, 2023.

Convertible Senior Notes

As of March 31, 2024 and December 31, 2023, the fair value of the Company’s 2.75% convertible notes due 2027 (Convertible Notes) was $514.6 million and $444.0 million, respectively. The fair value was determined on the basis of the market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 9, Convertible Senior Notes for additional information.

Note 5.   Leases

The Company has operating and finance leases for facilities and certain equipment. Leases with an initial term of 12 months or less are expensed and not recorded on the condensed consolidated balance sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

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

The Company’s remaining foreign subsidiaries’ leased office space totals less than 15,000 square feet.

The following table presents the maturity of the Company’s operating and finance lease liabilities within the condensed consolidated balance sheets:

Maturity of Lease Liabilities	Operating	Finance
(in thousands)	Leases (a)	Leases (b)
Remainder of 2024	$2,933	$3,917
2025	3,729	5,340
2026	3,735	5,500
2027	3,834	5,665
2028	3,929	5,835
2029	4,037	6,010
Thereafter	28,477	90,047
Total lease payments	$50,674	$122,314
Less: imputed interest	19,315	51,050
Total lease liabilities	$31,359	$71,264
(a)	Operating lease payments include $22.6 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Finance lease payments include $75.8 million related to options to extend lease terms that are reasonably certain of being exercised.

Note 6.   Intangible Assets and Goodwill

Intangible assets

For the three months ended March 31, 2024 and March 31, 2023, amortization expense related to the Company’s finite-lived intangible assets was approximately $5.5 million and $0.7 million, recorded in cost of sales and selling, general and administrative expenses, respectively, in the condensed consolidated statements of operations.

The Company evaluated its indefinite-lived intangible assets for impairment and concluded there were no indicators of impairment as of March 31, 2024.

Goodwill

The assessment of goodwill by reporting unit is performed annually, in the fourth quarter, or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. The Company considered the current and expected future economic and market conditions and its impact on the Company’s reporting unit. Based on interim assessments, the Company did not identify any “triggering” events which would indicate an impairment of goodwill is more likely than not as of March 31, 2024.

The following table presents the composition of the Company’s intangible assets and goodwill (in thousands):

	Weighted-	As of March 31, 2024			As of December 31, 2023
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period (in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed technology	11.4	$252,200	$(96,192)	$156,008	$252,200	$(90,670)	$161,530
Customer relationships	5.0	14,100	(12,279)	1,821	14,100	(11,574)	2,526
License	4.0	5,190	-	5,190	-	-	-
Intangible assets subject to amortization		271,490	(108,471)	163,019	266,300	(102,244)	164,056

In-process research and development	Indefinite	$118,900	$-	$118,900	$118,900	$-	$118,900

Total		$390,390	$(108,471)	$281,919	$385,200	$(102,244)	$282,956

Goodwill	Indefinite	$66,134	$-	$66,134	$66,134	$-	$66,134

As of March 31, 2024, expected amortization expense for unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Remainder of 2024	$19,529
2025	23,390
2026	23,390
2027	23,378
2028	21,707
Thereafter	51,625
Total amortization	$163,019

Actual amortization expense to be reported in future periods could differ from these estimates as a result of asset impairments, acquisitions, or other facts and circumstances.

Note 7. Revenue from Contracts with Customers

The Company’s net sales are generated primarily from sales of its iStent family of products, Photrexa and associated drug formulations, KXL systems and royalty income. The Company’s customers are primarily comprised of ambulatory surgery centers, hospitals and physician private practices, with third party distributors being used in certain international locations where the Company currently does not have a direct commercial presence.

The Company concluded that one performance obligation exists for the majority of its contracts with customers which is to deliver products in accordance with the Company’s normal delivery times. Revenue is recognized when this performance obligation is satisfied, which is the point in time when the Company considers control of a product to have transferred to the customer. Revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for those products or services. The Company has determined the transaction price to be the invoice price, net of adjustments that reduce revenue, which included estimates of commercial and governmental rebates owed, variable consideration for product returns and warranty replacements and other discounts and incentives that reduce revenue. Our process for estimating reserves established for these variable consideration components does not differ materially from historical practices. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment.

Revenue is recognized at an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services, and substantially all of the Company’s net sales for the three months ended March 31, 2024 are considered revenue from contracts with customers.

Disaggregation of Revenue

The Company’s revenues disaggregated by product category and geography for the three months ended March 31, 2024 and March 31, 2023 were as follows (in thousands):

	Three Months Ended
	March 31,
	United States		International		Total
	2024	2023	2024	2023	2024	2023

Glaucoma	$41,981	$35,106	$25,238	$21,118	$67,219	$56,224
Corneal Health	15,707	14,581	2,696	3,094	18,403	17,675
Total	$57,688	$49,687	$27,934	$24,212	$85,622	$73,899

Contract Balances

Contract Assets

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days for glaucoma and corneal health products, though extended payment terms may be offered. However, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of March 31, 2024 and December 31, 2023, substantially all amounts included in accounts receivable, net on the condensed consolidated balance sheets are related to contracts with customers.

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

The Company has performance obligations to issue volume-based rebates to eligible commercial and governmental entities that may be eligible for a rebate at the conclusion of their contract terms. These performance obligations are transferred over time and the Company’s method of measuring progress is the output method, whereby the progress is measured by the estimated rebate earned to date over the total rebate estimated to be earned over the contract period.

Additionally, effective in the first quarter 2024, certain product sales, primarily the Company’s pharmaceutical products made under governmental pricing programs in the U.S., are subject to rebates under the Medicaid Drug Rebate Program (MDRP). The rebate accrual calculation requires management to project the volume of net sales that will be subject to these rebates. There is a significant time-lag in receiving rebate notices from each state (generally, several months or longer after a sale is recognized). Estimated MDRP rebates are recorded as a reduction of revenue in the period the related sale is recognized and were not material for the three months ended March 31, 2024.

The Company’s total rebate allowance is included in accrued liabilities in the condensed consolidated balance sheets and was $11.4 million and $8.9 million as of March 31, 2024 and December 31, 2023, respectively.

During the three months ended March 31, 2024 and March 31, 2023, the Company did not recognize any revenue related to material changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

The Company’s net sales within a fiscal year may be impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year.

Note 8.  Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. For periods when the Company realizes a net loss, no common stock equivalents are included in the calculation of weighted average number of dilutive common stock equivalents as the effect of applying the treasury stock method is considered anti-dilutive. For periods when the Company realizes net income, diluted net income per share is calculated by dividing the net income by the weighted average number of common shares plus the sum of the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method. Common stock equivalents are comprised of stock options outstanding and unvested restricted stock units (RSUs) under the Company’s incentive compensation plans and shares issuable under the Company’s Employee Stock Purchase Plan (ESPP). Due to the Company’s net loss position, basic and diluted net loss per share for each of the three months ending March 31, 2024 and March 31, 2023 are the same.

The following potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares, in thousands):

	Three Months Ended
	March 31,
	2024	2023
Convertible senior notes	5,125	5,125
Stock options outstanding	2,219	2,298
Unvested restricted stock units	1,039	656
Employee stock purchase plan	17	22
	8,400	8,101

Note 9.  Convertible Senior Notes

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

The Convertible Notes may be converted at the option of the holders at any time prior to the close of business on the business day immediately preceding March 15, 2027, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of $56.10 on each applicable trading day; (2) during the five business day period immediately after any ten consecutive trading day period (the Measurement Period) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate in effect on each such trading day; (3) with respect to any Convertible Notes the Company calls for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date, even if the Convertible Notes are not otherwise convertible at such time; or (4) upon the occurrence of specified corporate events. On or after March 15, 2027, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, calculated based on the per share volume-weighted average price for each of the 30 consecutive trading days during the observation period (as more fully described in the Indenture), the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture.

As of March 31, 2024, one of the conditions allowing holders of the Convertible Notes to convert had been met. The trading price of the Company’s common stock remained above 130% of the applicable $56.10 conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, March 31, 2024 resulting in the right of holders of the Convertible Notes to convert their Convertible Notes beginning April 1, 2024 through June 28, 2024 (the last business day of the quarter ending June 30, 2024).

Interest expense relating to the Convertible Notes in the condensed consolidated statements of operations for the three months ended March 31, 2024 and March 31, 2023 is summarized as follows (in thousands):

	Three months ended
	March 31,
	2024	2023
Contractual interest expense	$1,977	$1,977
Amortization of debt issuance costs	343	343
Total interest expense	$2,320	$2,320

The effective interest rate on the Convertible Notes for the three months ended March 31, 2024 and March 31, 2023 was 3.2%.

As of March 31, 2024 and December 31, 2023, the Convertible Notes on the condensed consolidated balance sheets represented the carrying amount of the Convertible Notes, net of unamortized debt issuance costs, which are summarized as follows (in thousands):

	As of	As of
	March 31,	December 31,
	2024	2023
Convertible Notes	$287,500	$287,500
Less: Unamortized debt issuance costs	(4,383)	(4,727)
Carrying amount of Convertible Notes	$283,117	$282,773

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

The capped call transactions are separate transactions that the Company entered into with the Option Counterparties, are not part of the terms of the Convertible Notes and will not change the holders’ rights under the Convertible Notes. As the capped call transactions meet certain accounting criteria, the cost of the capped call transactions of $35.7 million was recorded as a reduction in additional paid-in capital in the consolidated balance sheets and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of March 31, 2024, the Company had not purchased any shares under the capped call transactions.

Note 10.  Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation related to stock options and RSUs in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cost of sales	$726	$408
Selling, general and administrative	7,271	6,910
Research and development	3,168	2,866
Total	$11,165	$10,184

At March 31, 2024, the total unamortized stock-based compensation expense was approximately $72.1 million, of which $10.3 million and $61.8 million was attributable to stock options and RSUs, respectively. The Company currently issues its annual stock option and RSU grants to eligible employees during the second quarter of each year.

Of the $10.3 million related to stock options, $10.0 million is attributable to time-based stock options and will be recognized over the time-based stock options’ remaining vesting terms of approximately 4.0 years (3.0 years on a weighted average basis). The remaining $0.3 million is attributable to performance-based options and will be recognized over the performance-based stock options’ remaining vesting terms of less than one year (0.8 years on a weighted average basis).

Of the $61.8 million related to RSUs, $61.5 million is attributable to time-based RSUs and will be recognized over the RSUs’ vesting terms of approximately 4.0 years (2.7 years on a weighted-average basis). The remaining $0.3 million is attributable to performance-based RSUs and will be recognized over the performance-based RSUs’ remaining vesting terms of less than one year (0.7 years on a weighted average basis).

The total stock-based compensation cost capitalized in inventory was not material for the three month periods ended March 31, 2024 and March 31, 2023.

Note 11.  Income Taxes

The provision for income taxes is determined using an effective tax rate. For the three months ended March 31, 2024, the Company’s estimated effective tax rate of (0.93)% was lower than the U.S. federal statutory rate primarily due to the utilization of U.S. net operating loss (NOL) and generation of R&D tax credit carryforwards that are partially offset by a valuation allowance, as well as state and foreign income taxes. The effective tax rate may be subject to fluctuations during the year as new information is obtained that may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of NOL carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, expansion of the Company’s taxable presence in domestic and foreign markets, and the amount of valuation allowances against deferred tax assets. For each of the three months ended March 31, 2024 and March 31, 2023, the Company recorded a provision for income taxes of $0.4 million, which was primarily comprised of state and foreign income tax expense.

Additionally, the Company follows an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. As of March 31, 2024 and December 31, 2023, the Company had gross unrecognized tax benefits of $33.7 million and $32.8 million, respectively.

Note 12.  Commitments and Contingencies

Secured Letters of Credit

The Company has a letter of credit that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account of approximately $5.6 million as of March 31, 2024 and December 31, 2023, respectively. Beginning as of the first day of the thirty-seventh month of the lease term (which occurred during 2022), and on each twelve-month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

Executive Deferred Compensation Plan

Pursuant to the Company’s Deferred Compensation Plan, eligible senior level employees are permitted to make elective deferrals of compensation to which he or she will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of COLIs. The fair value of the Deferred Compensation Plan liability, included in other liabilities on the condensed consolidated balance sheets, was approximately $12.4 million and $11.3 million as of March 31, 2024 and December 31, 2023, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the condensed consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $12.6 million and $11.6 million as of March 31, 2024 and December 31, 2023, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the United States (U.S.) Securities and Exchange Commission (SEC) on February 23, 2024 (Annual Report). The discussion and analysis below contains forward-looking statements within the meaning of federal securities laws, and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. See “Note Regarding Forward-Looking Statements” preceding Part I, Item 1 in this Quarterly Report on Form 10-Q.

Overview

We are an ophthalmic pharmaceutical and medical technology company focused on developing novel, dropless platform therapies and commercializing associated products for the treatment of glaucoma, corneal disorders, and retinal disease. We first developed Micro-Invasive Glaucoma Surgery (MIGS) as an alternative to the traditional glaucoma treatment paradigm, launching our first MIGS device commercially in 2012. We also offer commercially a proprietary bio-activated pharmaceutical therapy for the treatment of a rare corneal disorder, keratoconus, that was approved by the U.S. Food and Drug Administration (FDA) in 2016. We received FDA approval in December 2023 for our first procedural pharmaceutical product, the iDose TR, an intracameral procedural pharmaceutical therapy designed to continuously deliver 24/7 therapeutic levels of a proprietary formulation of travoprost inside the eye for extended periods of time, and we began commercializing iDose TR in a controlled manner in February 2024. We are developing a portfolio of platforms to support ongoing pharmaceutical and medical device innovations. Products and product candidates for each of these platforms are designed to advance the standard of care through better treatment options across the areas of glaucoma, corneal disorders such as keratoconus, dry eye and refractive vision correction; and retinal diseases such as neovascular age-related macular degeneration, diabetic macular edema, and retinal vein occlusion.

Financial Overview

The most important financial indicators that we use to assess our business are net sales, gross margin, operating expenses, and cash on hand.

	Three Months Ended
	March 31,	March 31,
	2024	2023
Net sales	$85,622	$73,899
Gross margin	76%	76%
Operating expenses	$104,430	$88,821

	March 31,	December 31,
	2024	2023
Cash, cash equivalents, short-term investments and restricted cash	$278,716	$301,287

Please see Results of Operations and Liquidity and Capital Resources below for a detailed discussion of each of the above items including analysis of the fluctuations from year to year.

We incurred net losses for each of the three months ended March 31, 2024 and March 31, 2023 of $40.8 million $34.6 million, respectively. As of March 31, 2024, we had an accumulated deficit of $639.9 million.

Recent Developments

On March 7, 2024, we issued $5.0 million of our common stock and paid approximately $5.1 million in cash in connection with the acquisition of 100% of the outstanding equity interests in a clinical stage biopharma company (the Seller) focused on developing novel therapeutics for ophthalmic diseases, including all related patents and patent applications, technology and know-how. We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business, and the acquisition costs are recorded within acquired in-process research and development on the condensed consolidated statement of operations. Under the terms of the agreement, if these proprietary technologies are commercialized, we may have to make potential payments of up to $51.0 million upon the achievement of certain event-based development milestones, potential payments of up to $150.0 million upon the achievement of certain commercial sales-based milestones should annual net sales of a licensed product eventually exceed various levels, and up to a low double digit royalty on net sales. Furthermore, because the first two development milestones are payable in either cash or the Company’s shares at our sole discretion, we have accrued $1.4 million related to these two milestones which is classified as an other liability within the condensed consolidated balance sheets, as the contingent consideration is not expected to be paid within the next twelve months.

Effective March 17, 2023, we entered into a sales agreement (Sales Agreement) with Celanese Canada ULC (Celanese) under which Celanese will make available and supply us certain raw materials used to create a nanoporous membrane utilized in the iDose TR, and authorized us to reference its Drug Master File (DMF) with respect to such raw materials, which is required for us to commercialize iDose TR. The term of the Sales Agreement is four years after the iDose TR launch date in February 2024. In exchange for the ability to obtain future raw materials and the rights related to the DMF, we are subject to minimum compensation payments over four years of $6.3 million and potential additional royalties based on a percentage of sales of the iDose TR product. We recognized an intangible asset related to the minimum compensation payments at fair value of $5.2 million upon the date of acquisition, which was determined to be the iDose TR launch date. The $5.2 million is included in Intangible Assets, Net on the condensed consolidated balance sheets and will be amortized to cost of sales over its useful life of four years, which is the initial term of the Sales Agreement.

Market and Business Update

Impact of the Current Global Economic Environment

In connection with ongoing macroeconomic conditions, including inflation, supply shortages or delays, changes in supply and demand, foreign exchange rate fluctuations and other conditions that have led to disruptions in commerce and pricing stability, some of our vendors are continuing to experience supply challenges, both in the acquisition of raw materials as well as due to labor shortages and other disruptions. As a result of these supply chain challenges and due ongoing inflationary pressures, we have experienced higher costs for certain components and raw materials. We expect some supply challenges and higher costs to continue throughout 2024. These challenges have occasionally led to longer lead times and delays of certain components needed for the manufacture of our products, in some cases requiring us to find alternative sources for materials. In the latter part of 2023 and into the first quarter of 2024, these supply challenges generally stabilized; however, if these supply issues persist or worsen in the future, they could impact our ability to ship some of our products to our customers, or bring some of our pipeline products to market, in a timely manner. Additionally, unfavorable foreign exchange rates in certain geographies in which we operate negatively impacted our sales during the three months ended March 31, 2023, and to a lesser extent, in the three months ended March 31, 2024.

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

In October and November 2023, five of the seven MACs released final local coverage determinations (LCDs) confirming reimbursement coverage of the standalone procedure utilizing the iStent infinite, which received FDA clearance in August 2022, and non-coverage for certain procedures, including the ophthalmic canaloplasty procedure utilizing our iPRIME product. These LCDs also indicated that surgical MIGS procedures should not be performed in combination with other MIGS or surgical glaucoma procedures. In December 2023, prior to their respective effective dates, those five MACs rescinded the final LCDs and determined there would be no change in the current status of coverage for MIGS. The other two MACs have taken preliminary steps to assess coverage of iStent infinite through temporary local coverage article (LCA) updates. In the case of each of these seven MACs, coverage of the iStent infinite is determined on a case-by-case basis.

On January 1, 2024, the U.S. Centers for Medicare & Medicaid Services’ (CMS’) final rules on 2024 Medicare physician fee and facility fee payment rates (2024 Final Rule) became effective. The 2024 Final Rule does not materially modify the 2023 Medicare physician fee and facility fee payment rates with respect to physician fee payment rates for procedures using our iStent family of products in conjunction with cataract surgery but does contain increased facility fee rates for such procedures, in both the ASC and hospital settings. In addition, the 2024 Final Rule contained significant increases in the facility fee rates for ASCs and hospitals that perform iStent infinite procedures in a standalone setting under its temporary Category III CPT code.

On April 2, 2024, CMS assigned a unique, permanent Healthcare Common Procedure Coding System J-code for iDose TR indicated for the reduction of intraocular pressure in patients with open-angle glaucoma or ocular hypertension. The new J-code for iDose TR, J7355, is set to become effective July 1, 2024. J-codes are used by U.S. government and commercial payers, as well as surgeons, to streamline the billing and reimbursement process for procedural pharmaceuticals administered by a healthcare professional, such as iDose TR, along with other certain treatments. In addition to the J-code, on March 21, 2024, CMS assigned the CPT codes that are designed to be used to cover the procedural component of iDose TR, 0660T and 0661T, to ambulatory payment classification 5492 (Level 2 Intraocular Procedures), effective April 1, 2024. The professional fees associated with an iDose TR procedure will be set by each individual MAC separately.

Business Outlook

CMS physician fee payment rate decreases have disrupted traditional customer ordering patterns and have resulted in our customers’ trialing and utilization of competitive products, causing reduced U.S. Glaucoma sales volumes of our iStent family of products used in conjunction with cataract surgery in each of the three months ended March 31, 2024 and March 31, 2023. Our corneal health sales have experienced sporadic headwinds in recent years due to U.S. commercial payer volatility. We believe investments in our market access organization were successful in reducing volatility during the three months ended March 31, 2024 and March 31, 2023, however we cannot predict whether such success will continue.

In addition to the foregoing, we had commercialized certain of our products for several years in the U.S. with few or no direct competitors. Other competitive products have now become available in the U.S. and globally that have impacted and may continue to impact adoption of or demand for our products. We are also aware of similar products being developed by third parties that could enter the market and increase the competitive pressures we face. These other products could achieve greater commercial acceptance or demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our products, which could adversely impact our net sales.

For additional information, see the section titled Risks Related to Our Business within Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Components of Results of Operations

Net Sales

Our net sales are generated primarily from sales of our iStent family of products, Photrexa and other associated drug formulations, our proprietary bioactivation systems, and royalty income. Customers are primarily comprised of ambulatory surgery centers, hospitals and physician private practices, with independent distributors being used in certain international locations where we currently do not have a direct commercial presence.

We currently operate in one reportable segment and we sell the majority of our products through a direct sales organization in the United States. Internationally, we sell our products primarily through direct sales subsidiaries and through independent distributors in certain countries in which we do not have a direct presence or maintain a modest commercial presence. The primary end-user customers for our products are surgery centers, hospitals and physician private practices.

Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services, which includes estimates of reductions to revenue for commercial and governmental rebates owed, variable consideration for product returns and warranty replacements and other discounts and incentives.

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

Cost of sales includes amortization of the $252.2 million developed technology intangible assets recorded as a result of our acquisition of Avedro, Inc. (Avedro). Amortization expense was $5.5 million for each of the three months ended March 31, 2024 and March 31, 2023.

Our future gross profit as a percentage of net sales, or gross margin, will be impacted by numerous factors including commencement of sales of products in our pipeline, or any other future products, which may have higher pricing, or conversely, higher product costs. Our gross margin will also be affected by manufacturing or supply chain disruptions or inefficiencies that we may experience as we attempt to manufacture our products on a larger scale, manufacture new products and change our manufacturing capacity, processes, or output. Additionally, our gross margin will continue to be affected by amortization of Avedro developed technology and Celanese Agreement intangible assets, the impact of government pricing programs and by royalty expenses on current or future products associated with various licensing agreements. Our gross margin in future periods may also be impacted by other factors adversely affecting our net sales in future periods such as reductions of payment rates for certain of our products and related services, and inflationary pressures.

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

Research and Development

Our research and development (R&D) activities primarily consist of new product development projects, pre-clinical studies, Investigational New Drug studies, and clinical trials. Our R&D expenses primarily consist of personnel-related expenses, including salaries, fringe benefits and stock-based compensation for our R&D employees; research materials; supplies and services; in-licenses, including event-based milestones; and the costs of conducting clinical studies, which include payments to investigational sites and investigators, clinical research organizations, consultants, and other outside technical services; and the costs of materials, supplies and travel. We expense R&D costs as they are incurred. We expect our R&D expenses to continue to increase as we initiate and advance our development programs, including our expanding pharmaceutical development efforts and clinical trials across the glaucoma, corneal health and retinal disease spectrums.

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

Acquired In-Process Research and Development

Our acquired in-process research and development (IPR&D) expenses generally relate to acquisitions of technologies that management determines are not a business combination and do not have any alternative future uses. Future costs to develop these assets are expensed as R&D when incurred. We may have ongoing milestone and royalty payment obligations depending on the success, development, regulatory approval and commercialization of the proprietary technologies we have acquired.

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

Income Taxes

Our tax provision is primarily comprised of state and foreign income taxes. Our net deferred tax liability of $7.1 million at March 31, 2024 primarily represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets. We continue to provide a full valuation allowance against our other net deferred tax assets.

We record reserves for uncertain tax positions where we believe the ability to sustain the tax position does not reach a more likely than not threshold.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and March 31, 2023 (in thousands):

	Three Months Ended
	March 31,		% Increase
(dollars in thousands)	2024	2023	(decrease)
Statements of operations data:
Net sales	$85,622	$73,899	16%
Cost of sales	20,258	18,071	12%
Gross profit	65,364	55,828	17%
Operating expenses:
Selling, general and administrative	61,975	53,650	16%
Research and development	30,726	35,171	(13)%
Acquired in-process research and development	11,729	-	NM
Total operating expenses	104,430	88,821	18%
Loss from operations	(39,066)	(32,993)	18%
Total non-operating expense, net	(1,395)	(1,232)	13%
Income tax provision	377	401	(6)%
Net loss	$(40,838)	$(34,626)	18%

Net Sales

Net sales for the three months ended March 31, 2024 and March 31, 2023 were $85.6 million and $73.9 million, respectively, increasing by approximately 16% primarily related to the factors listed below.

Net sales of glaucoma products in the United States were $42.0 million and $35.1 million for the three months ended March 31, 2024 and March 31, 2023, respectively, increasing by 20%. This increase is primarily due to higher volumes sold of our iStent family of products, primarily iStent infinite and early contributions from iDose TR.

International sales of glaucoma products for the three months ended March 31, 2024 and March 31, 2023 were $25.2 million and $21.1 million, respectively, increasing by 20%. The increase in international sales reflects continued broad-based growing volume in many key international markets for glaucoma procedures, the dollar-based results of which were modestly affected by unfavorable foreign exchange rates, primarily related to the Japanese Yen, during the quarter ended March 31, 2024, as compared to the quarter ended March 31, 2023.

Net sales of corneal health products were $18.4 million and $17.7 million for the quarter ended March 31, 2024 and March 31, 2023, respectively, increasing by 4%. Of the $0.7 million increase in net sales generated by our corneal health products, $1.0 million related to an increase in U.S. net sales of Photrexa using direct sales operations, which was positively impacted by higher realized average sales prices of Photrexa along with increases in sales to existing customers and new account starts, partially offset by accrued rebates related to the impact of our participation in the Medicaid Drug Rebate Program (MDRP). Our international corneal health sales decreased $0.4 million from net sales in countries outside the U.S. during the quarter ended March 31, 2024 as compared to the three months ended March 31, 2023.

Cost of Sales

Cost of sales for the three months ended March 31, 2024 and March 31, 2023 were $20.3 million and $18.1 million, respectively, reflecting an increase of approximately $2.1 million that is proportionate to the increase in net sales for the corresponding period, offset by certain new product launch manufacturing costs associated with iDose TR. Our gross margin was 76% for each of the three months ended March 31, 2024 and March 31, 2023.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended March 31, 2024 and March 31, 2023 were $62.0 million and $53.7 million, respectively.

Of the total $62.0 million, we incurred approximately $36.2 million of costs associated with commercial personnel and discretionary spending during the three months ended March 31, 2024 as compared to $32.6 million during the three months ended March 31, 2023, with the increase primarily due to compensation and related employee expenses associated with growth in our commercial infrastructure in glaucoma and corneal health, along with increased travel, meetings and accompanying costs as business activities have expanded. We also incurred approximately $25.8 million of costs associated with general and administrative personnel and discretionary spending during the three months ended March 31, 2024 as compared to $21.0 million during the three months ended March 31, 2023, with the change primarily associated with increased expenses related to our ongoing administrative and support functions, inclusive of information technology and allocated facilities expenses. Of the total $8.3 million increase in SG&A expenses for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, $4.6 million related to increased compensation and related employee costs, with $0.4 million of the incremental amount related to an increase in stock-based compensation expense.

Research and Development Expenses

R&D expenses for the three months ended March 31, 2024 and March 31, 2023 were $30.7 million and $35.2 million, respectively. R&D expenses decreased during the three months ended March 31, 2024 primarily because we made a one-time $3.2 million payment associated with our New Drug Application (NDA) for iDose TR submitted to the FDA and also had elevated spend around other iDose TR NDA activities during the three months ended March 31, 2023.

During the three months ended March 31, 2024, we incurred $18.4 million in core R&D expenses and $12.3 million in clinical expenses, comprised of $17.8 million in compensation and related employee expenses with the remaining $12.9 million spent on the continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as next generation iDose products; Epioxa, a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (also referred to as “epi-on”); and our earlier stage programs for glaucoma, corneal, retinal and other therapeutic investments. For the three months ended March 31, 2023, we incurred $20.4 million in core R&D expenses and $14.8 million in clinical expenses, comprised of $18.4 million in compensation and related employee expenses with the remaining $16.8 million spent on the above-mentioned programs.

Acquired In-process Research and Development

During the three months ended March 31, 2024, we issued $5.0 million of our common stock and paid approximately $5.1 million in cash, in connection with the asset acquisition of 100% of the outstanding equity interests in a clinical stage biopharma company focused on developing novel therapeutics for ophthalmic diseases, including all related patents and patent applications, technology and know-how. We may have ongoing milestone payments based on achieving certain clinical and regulatory milestones depending on the success of the development and approval of the proprietary technologies. Also included in IPR&D for the three months ended March 31, 2024 is $1.4 million of contingent consideration related to the aforementioned asset acquisition.

Non-Operating Expense, Net

We had non-operating expense, net of $1.4 million and $1.2 million for the three months ended March 31, 2024 and March 31, 2023, respectively. The change primarily relates to increased interest income earned on investments of $1.4 million, offset by a change in other (expense) income, net of approximately $1.6 million due to recognition of higher unrealized foreign currency losses due to intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates, as compared to the three months ended March 31, 2023.

Income Tax Provision

Our effective tax rate for the first quarter of 2024 and 2023 was (0.93)% and (1.17)%, respectively. For each of the three months ended March 31, 2024 and March 31, 2023, we recorded a provision for income taxes of $0.4 million, which was primarily comprised of state and foreign income tax expense.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, and generally cash generated from operating, financing and investing activities. Our primary uses of cash have been for commercial activities, acquired in-process research and development, clinical and research and development programs, general and administrative expenses, and capital expenditures.

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$42,495	$93,467
Short-term investments	230,365	201,964
Accounts receivable, net	46,545	39,850
Inventory	50,185	41,986
Accounts payable	12,752	13,440
Accrued liabilities	59,486	60,574
Working capital (1)	316,372	321,447
(1)	Working capital consists of total current assets less total current liabilities per our condensed consolidated balance sheets.

Main Sources of Liquidity

We plan to fund our operations, commitments for capital expenditures and other short and long-term known contractual and other obligations using existing cash and investments and, to the extent available, cash generated from commercial operations as well as cash generated from employee stock option exercises. Included within our existing cash and investments balances are the remaining net proceeds from the Convertible Notes issued in June 2020 (after payment for the related capped call transactions).

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

Our cash, cash equivalents and short-term investments totaled approximately $272.9 million and our restricted cash totaled approximately $5.9 million as of March 31, 2024.

Senior Convertible Notes

Our Convertible Notes may be converted at the option of the holders at the times and under the circumstances and at the conversion rate described in Note 9. Convertible Senior Notes our condensed consolidated financial statements. As of March 31, 2024, one of the conditions allowing holders of the Convertible Notes to convert had been met. The conditions allowing holders of the Convertible Notes to convert are measured each quarter. The trading price of our common stock remained above 130% of the applicable $56.10 conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, March 31, 2024, holders of the Convertible Notes would have the right to convert their Convertible Notes beginning April 1, 2024 through June 28, 2024 (the last business day of the quarter ending June 30, 2024). Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. Settling all or a portion of the conversion obligation in cash could adversely affect our liquidity.

We may seek to obtain additional financing in the future through other debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all and although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations.

Short-term Liquidity Requirements

Our short-term liquidity requirements primarily consist of regular operating costs, interest payments related to our Convertible Notes, R&D project funding, capital expenditures as we continue the development of our manufacturing facilities and office spaces, operating and financing lease obligations, government rebate obligations and other firm purchase commitments. As of March 31, 2024, we had net working capital of $316.4 million, which indicates that our current assets are sufficient to cover our short-term liabilities.

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

The following table is a condensed summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(33,870)	$(30,764)
Investing activities	(29,383)	(13,832)
Financing activities	13,167	1,152
Exchange rate changes	(886)	317
Net decrease in cash, cash equivalents and restricted cash	$(50,972)	$(43,127)

At March 31, 2024, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the three months ended March 31, 2024, our operating activities used $33.9 million in net cash and in the three months ended March 31, 2023 our operating activities used $30.8 million of net cash.

For the three months ended March 31, 2024, our net cash used in operating activities reflected our net loss of $40.8 million, adjusted for non-cash items of $29.4 million, primarily consisting of stock-based compensation expense of $11.2 million, depreciation of $2.7 million, amortization of intangible assets of $6.2 million, noncash lease expense of $1.1 million, amortization of debt issuance costs of $0.3 million, other liabilities of $2.5 million, accretion of discount of $1.1 million and IPR&D acquired through issuance of common stock of $5.0 million. Additionally, changes in operating assets and liabilities resulted in a net use of cash of $22.4 million, which resulted primarily from increases in accounts receivable of $7.1 million, an increase in inventory of $8.6 million, an increase in other assets of $2.2 million, an increase in prepaid expenses and other current assets of $0.9 million, and a decrease in accounts payable and accrued liabilities of $3.6 million.

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

Investing Activities

In the three months ended March 31, 2024 and March 31, 2023 our investing activities used $29.4 million and $13.8 million of net cash, respectively.

For the three months ended March 31, 2024, we used cash of approximately $49.3 million for purchases of short-term investments, approximately $1.0 million for purchases of property and equipment, primarily related to our facilities in Aliso Viejo, California; and San Clemente, California; and approximately $1.0 million related to investments in company-owned life insurance, and we received cash of approximately $21.9 million from sales and maturities of short-term investments.

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

We expect levels of our capital expenditures to be modestly lower for the remainder of 2024 as we wind down expansion activities related to our manufacturing facilities.

Financing Activities

In the three months ended March 31, 2024 and March 31, 2023, our financing activities provided $13.2 million and $1.2 million of net cash, respectively.

For the three months ended March 31, 2024, we received $15.7 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan, used $2.4 million for payment of employee taxes related to restricted stock unit vesting and paid $0.2 million in principal on our finance lease.

For the three months ended March 31, 2023, we received $2.8 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan, used $1.5 million for payment of employee taxes related to restricted stock unit vesting and paid $0.1 million in principal on our finance lease.

We do not have any off-balance sheet arrangements.

Material Cash Requirements

There have been no significant changes to our material cash requirements, including commitments for capital expenditures and known contractual and other obligations, as of March 31, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 23, 2024.

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

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” included in Part II, Item 7 of our Annual Report. There have been no material changes to our critical accounting policies and estimates as disclosed therein, during the three months ended March 31, 2024, as compared with those disclosed in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our exposure to market risk since December 31, 2023.

Refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 23, 2024 for further detail.

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

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our first fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the United States (U.S.) Securities and Exchange Commission (SEC) on February 23, 2024 (Annual Report). These risks and uncertainties are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements preceding Part I, Item 1 in this Quarterly Report on Form 10-Q.

Risks Related to Our Business

The commercial success of our recently-approved iDose TR is dependent upon multiple factors, the failure of any one of which could materially impact the prospects of this product and our business.

Our iDose TR travoprost intracameral implant was approved for sale in the U.S. by the FDA in December 2023 and we began commercializing the product in a controlled manner in February 2024. Its commercial success will depend upon a number of factors, including physician adoption of the use of this product, our ability to manufacture product in volumes sufficient to meet customer demand, marketing in compliance with label restrictions, satisfactory patient outcomes, particularly at the outset of our commercial launch, product pricing, duration of efficacy, and the availability of commercial payor coverage and adequate reimbursement for the product. Our failure to successfully commercialize the iDose TR based upon these or other factors could materially adversely impact our net sales, our business or our financial condition.

Unfavorable global and regional conditions have adversely affected, and could in the future materially and adversely affect, our business, results of operations, financial condition, liquidity, and cash flows.

Recent geopolitical conflicts, natural disasters and the public health crises, including COVID-19, have led to or exacerbated certain unfavorable global and regional macroeconomic conditions, including inflation, volatility in the financial and credit markets, higher interest rates and capital costs, labor shortages, increased energy costs, and currency fluctuations, which have had, and could continue to have, an adverse effect on the global economy, the regional economies that we serve and our business, results of operations, financial condition, liquidity and ability to access our existing cash, cash equivalents and investments. Continuation or worsening of these unfavorable global and regional conditions, or similar new events or crises, could have a material adverse effect on our operations, including through foreign exchange rate headwinds, higher operating expenses and lower operating margins, and cause us to need to seek additional capital, which may not be available to us on favorable terms or at all.

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

We are subject to risks associated with public heath crises, including those related to the COVID-19 pandemic. The COVID-19 pandemic has had, and could continue to have, an adverse effect on our business, results of operations, financial condition, liquidity and cash flows. Other future public health crises, such as the avian influenza, may also have a negative impact on our business. In particular, we have experienced, and may in the future experience, financial or operational impacts as a result of such public health crises which may be material, including:

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

If the supply and/or manufacture of our principal revenue-producing products, the iStent family of products, our Photrexa therapies, or that of our newly-commercialized iDose TR is materially disrupted, it may adversely affect our ability to manufacture products and could reduce our gross margins and negatively impact our operating results.

Our sole manufacturing location for our iStent and iDose products is an approximately 120,000 square foot campus located in San Clemente, California, where we manufacture, inspect, package, release and ship nearly all of our implanted device products. We conduct substantially all of our research and development (R&D) activities, customer and technical support, and management and administrative functions at our corporate headquarters in Aliso Viejo, California (Aliso Facility). If either of our San Clemente or Aliso Facility suffers a crippling event or a natural disaster such as an earthquake, fire or flood, this could materially impact our ability to operate.

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

Since the Company’s inception in 1998, we have incurred significant operating losses. Although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations in the future. As of March 31, 2024, we had an accumulated deficit of approximately

$639.9 million, principally comprised of costs incurred in our clinical trials, R&D programs, our selling, general and administrative expenses, and from amortization expense related to our acquired developed technology intangible assets included in cost of sales. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering, the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities, cash generated from commercial operations and the issuance of the Company’s 2.75% convertible notes due 2027 (Convertible Notes). Our operations to date have been, and our future growth and success will be, impacted by our ability to expand our business, including the success of our marketing and sales efforts, our timely satisfaction of regulatory requirements, and our overall ability to maintain a competitive position. To implement our global business strategies we have made, and expect to continue to make, significant investments in R&D activities, clinical studies, expanding our manufacturing capabilities, growing our sales and marketing organization, engaging in market access activities, enforcing and defending our intellectual property rights, acquiring companies or in-license products and intellectual property, building our general and administrative infrastructure, and obtaining regulatory clearance or approval to commercialize our pipeline product globally and expand our existing products into international markets or products We expect our expenses will continue to increase as we pursue these objectives. While we believe we have sufficient cash to fund our operations for at least the next 12 months from the date our condensed consolidated financial statements for the quarter ended March 31, 2024 are made publicly available, our ability to reach sustained profitability and generate positive cash flow in the future is highly uncertain.

Additionally, our net sales may experience volatility due to a number of factors, many of which are beyond our control, including, among other things, fluctuating demand, pricing pressures applicable to our products, changes in foreign currency exchange rates, Medicare payment rates established by U.S. Centers for Medicare & Medicaid Services (CMS) or Medicare Administrative Contractors (MACs), commercialization of our new products, the marketing of competitive products, results of clinical research and trials, regulatory approval requirements and timings, legislative changes affecting our products, variances in the sales terms, an increase in demand for our patient assistance and/or free drug programs, supply chain and inventory management, shortage of raw materials, seasonality in the timing or volume of customer orders, the length of our sales cycle, and reductions in revenue associated with our participation in Medicaid Drug Rebate Program (MDRP), which varies and may be unpredictable. As a result, you should not rely solely on our results in any past period as an indication of future results and you should anticipate that fluctuations in our quarterly and annual operating results may continue and could generate volatility in the price of our common stock. We believe that quarterly comparisons of our financial results should not be relied upon as an indication of our future performance.

Our success depends on our ability to continue to generate sales of our commercialized products and develop and commercialize additional products, which we may not be able to accomplish.

Our primary sales-generating commercial products have been the iStent, the iStent inject and its successor, the iStent inject W, as well as our Photrexa therapies, which we acquired in connection with our acquisition of Avedro, Inc. (Avedro) in 2019. While we expect to continue to derive a significant portion of our net sales from the iStent, the iStent inject models, the iStent infinite and the Photrexa therapies, as well as our iDose TR product, which was approved by the FDA in December 2023 and which we began commercializing in a controlled manner in February 2024, it is important that we continue to build a more complete product offering. Developing additional products is expensive and time-consuming. Our research programs may fail to yield product candidates for clinical development despite showing initial promise. If we are unable to successfully commercialize additional products, our business prospects would be materially affected. Even if we are successful in developing our additional pipeline products, the success of our new product offerings is inherently uncertain and our products may not receive regulatory approval, may receive approval that requires restrictive labeling, or may not be profitable. Any current or new products could also quickly be rendered obsolete by changing customer preferences, third party payor reimbursement levels, or the introduction of competing products that (i) embody superior technologies, features, safety, quality or efficacy, (ii) reflect a broader label indication, or (iii) are available at lower prices. Our competitors include large publicly traded companies or divisions thereof and have more resources, greater name recognition, longer operating histories, more established relationships with healthcare professionals, customers and third-party payors, broader products lines, more established sales and marketing programs and distribution networks, and greater experience in obtaining regulatory clearance or approval. Additionally, the period of orphan drug exclusivity with respect to our Photrexa pharmaceutical therapy expired in 2023, which could allow competitive products to enter that market.

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

We have and may continue to enter into acquisitions, collaborations, in-licensing agreements, joint ventures and partnerships in order to retain our competitive position within the marketplace, develop new products or expand into new markets. Examples include our acquisitions of DOSE Medical and Avedro, as well as our licensing of Santen’s PRESERFLO® Microshunt® (Preserflo MicroShunt), the Intratus drug delivery platform and the Attillaps, iVeena, Stuart and Ripple pharmaceutical compounds and our collaboration agreement with Radius XR to market its wearable patient engagement and diagnostic system. However, we cannot assure you that we will be able to successfully complete any future acquisition we may pursue, or that we will be able to successfully integrate any acquired business, product or technology in a cost-effective and non-disruptive manner. Our future successes will depend, in part, on our ability to manage an expanded business, which may pose substantial challenges for our management, such as increased costs and complexity. There can be no assurances that we will be successful in managing such expanded business or that we will realize the expected economies of scale, synergies and other benefits currently anticipated from recent or future acquisitions or strategic transactions. Additionally, these collaborations, joint ventures, and partnerships may fail to result in any commercialized product, including due to delays in or failures to obtain regulatory approvals, such as the failure to receive approval of the PreserFlo MicroShunt in the U.S., and could require us to invest a substantial amount of resources only to ultimately change regulatory strategies or to fail. In addition, these arrangements may be terminated before we are able to realize net sales to sufficiently cover the costs associated therewith, which could materially impact our business. We cannot assure you that any such transaction would result in the benefits expected from the transaction, including revenue growth, increased profitability or an enhancement in our business prospects. Further, pursuing acquisitions, collaborations, in-licensing agreements, joint ventures, alliances or partnerships with third parties, whether or not completed, is costly and time-consuming and could distract Company management from the operation of the business, which could negatively impact our operating results.

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

In the event the conditional conversion feature of the Convertible Notes is triggered, as it was for the quarter ended March 31, 2024, holders of the Convertible Notes will have the option to convert the Convertible Notes at any time during specified periods. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

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

Our medical devices, drugs, drug/device combination products and other products are subject to extensive government regulation in the U.S. by the FDA, state regulatory authorities and foreign regulatory authorities in the countries in which we conduct business. These regulations relate to, among other things, approval or clearance of our products for sale, R&D, labeling, advertising, promotion, pricing and discounts, recordkeeping, reporting, import and export, post-approval studies and the sale and distribution of our products. See Item 1, Business, “Government Regulation – U.S. Regulation & Reimbursement” and “International Regulation & Reimbursement” in our Annual Report for additional information. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, or state or foreign regulatory authorities, which may include, among other things, warning letters, fines, injunctions, recalls, refusals to grant or delays in granting requests, civil fines and penalties, operating restrictions, withdrawal of approvals and even criminal prosecution.

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

From time to time, we increase the prices of our products, as we have previously done with our Photrexa therapies. Drug pricing by pharmaceutical manufacturers is subject to federal and state reporting requirements and is currently, and is expected to continue to be, under close scrutiny, including with respect to manufacturers that increase the price of products after acquiring those products from other companies. In some cases, such scrutiny has resulted in congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturers’ patient support programs, and reform government program reimbursement methodologies for products. Although our price increases have been based upon third party studies of the projected economic value of our products to the healthcare system, they may still become subject to such scrutiny.

As a condition of having our recently-approved iDose TR product covered under certain federal healthcare programs such as Medicare and Medicaid, we are required to participate in the MDRP with respect to all of our pharmaceutical products, which requires us to calculate and report certain pricing metrics to the government, comply with certain pricing limitations any pay a rebate to each state Medicaid program for our covered products based on utilization of our products by Medicaid beneficiaries. Any company that participates in the MDRP also must participate in the 340B drug pricing program (the “340B program”). The 340B program, which is administered by the Health Resources and Services Administration, requires participating companies to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for covered outpatient drugs. The 340B ceiling price is calculated using a statutory formula, which is based on pricing data calculated under the MDRP. Additionally, the U.S. Inflation Reduction Act of 2022, which is designed to, among other things, have a direct impact on drug prices and reduce drug spending by the federal government, requires drug manufacturers to pay rebates to Medicare if they increase prices faster than inflation for certain drugs used by Medicare beneficiaries. The expansion of inflation-based rebates may complicate our pricing strategies. To the extent applicable, these and other similar legislation or regulations will reduce the prices we can charge, and impact the rebate amount we must pay, on sales of our products subject to that act, particularly on sales to our customers if they qualify as covered entities eligible to receive the discounted 340B ceiling price. Compliance with these laws and programs may reduce our net sales, and could require significant resources, which would reduce our profitability. Additionally, we cannot predict how our participation in, or how future CMS guidance or rules governing, MDRP will affect our profitability (including the potential for increases in our overall Medicaid rebate liability and the obligation to charge reduced prices to covered entities). Any changes to the limitations, calculations, or scope of these programs could negatively impact the results of our operations.

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

In addition to uncertainties surrounding coverage policies, there are uncertainties regarding appropriate reimbursement for the procedures associated with our new products like iAccess, a precision blade, iPRIME, a viscoelastic delivery system, and iStent infinite as well as sporadic volatility in reimbursement levels of existing products, including our Photrexa therapy and the procedures associated with our existing products, such as our iStent family of products. For example, in 2022 the CMS’ payment rates significantly lowered the Medicare physician fee payment rates and slightly lowered the Medicare facility fee payment rates related to the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, furnished in the ambulatory surgery center (ASC) setting, which we believe disrupted traditional customer ordering patterns and resulted in our customers’ trialing and utilization of competitive products, causing reduced glaucoma sales volumes in the U.S. in 2022 and 2023. Additionally, the facility fee payment rates for the standalone procedure that hospitals and ambulatory surgery centers will use with Glaukos’ iStent infinite product were lower than anticipated for 2022 and were not significantly modified by CMS for 2023 facility fee payment rates. While CMS’ 2024 Medicare payment rates increased facility fee payment rates related to the implantation of trabecular bypass stents, such as our iStent family of products, both in conjunction with cataract surgery and as a standalone procedure, in both the ASC and hospital setting, we expect the reduced physician fee payment rates to have an adverse impact on procedural iStent family product volumes, in conjunction with cataract surgery and on a stand-alone basis, in 2024 as well as on our U.S. combo-cataract glaucoma revenues, gross profit, and net income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 7, 2024, the Company issued 54,543 shares of its common stock (Purchase Price Shares) to the owners of all of the outstanding shares of a corporation (Acquired Corporation) in connection with the acquisition of all of such outstanding shares. The Acquired Corporation owns or controls certain intellectual property rights, including patents and patent applications, technology and know-how, relating to certain formulations and methods for the treatment of an ophthalmic disorder. The Purchase Price Shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

Item 5. Other Information

Insider Trading Arrangements

On March 4, 2024, Joseph E. Gilliam, the Company’s President and Chief Operating Officer, adopted a 10b5-1 trading plan (the “Trading Plan”). The Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Trading Plan provides for the potential sale of 101,157 shares of the Company’s common stock commencing June 3, 2024. The Trading Plan terminates on the earlier of May 30, 2025 or the date all shares are sold. On March 15, 2024, Gilbert H. Kliman, M.D., a member of the Company’s Board of Directors, adopted a 10b5-1 trading plan (the “Trading Plan”). The Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Trading Plan provides for the potential sale of 10,000 shares of the Company’s common stock commencing June 17, 2024. The Trading Plan terminates on the earlier of February 14, 2025 or the date all shares are sold.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	8-K	1-37463	3.1	06/30/2015
3.2	Amended and Restated Bylaws of the Registrant	8-K	1-37463	3.1	12/21/2022

10.1+*	Directors’ Compensation Policy adopted March 14, 2024
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+ Indicates a management contract or compensatory plan or arrangement

* Filed Herewith.

** Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on May 2, 2024.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chairman and Chief Executive Officer (Principal Executive Officer; Duly Authorized Officer)

By:	/s/ ALEX R. THURMAN
Alex R. Thurman
Senior Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)