Form 10-Q
period 2024-06-30
GLAUKOS Corp
filed 2024-08-02
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 29, 2024, there were 54,950,459 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2024

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,075	$93,467
Short-term investments	193,589	201,964
Accounts receivable, net	51,217	39,850
Inventory	56,480	41,986
Prepaid expenses and other current assets	14,420	18,194
Total current assets	383,781	395,461
Restricted cash	4,733	5,856
Property and equipment, net	100,230	103,212
Operating lease right-of-use assets	26,430	27,146
Finance lease right-of-use asset	42,970	44,180
Intangible assets, net	275,673	282,956
Goodwill	66,134	66,134
Deposits and other assets	19,724	15,469
Total assets	$919,675	$940,414

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,560	$13,440
Accrued liabilities	58,523	60,574
Total current liabilities	70,083	74,014
Convertible senior notes	56,692	282,773
Operating lease liability	29,912	30,427
Finance lease liability	70,009	70,538
Deferred tax liability, net	7,142	7,144
Other liabilities	20,678	13,752
Total liabilities	254,516	478,648

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 54,852 and 49,148 shares issued and 54,824 and 49,120 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	55	49
Additional paid-in capital	1,353,495	1,059,751
Accumulated other comprehensive income	2,191	1,165
Accumulated deficit	(690,450)	(599,067)
Less treasury stock (28 shares as of June 30, 2024 and December 31, 2023)	(132)	(132)
Total stockholders' equity	665,159	461,766
Total liabilities and stockholders' equity	$919,675	$940,414

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$95,690	$80,399	$181,312	$154,298
Cost of sales	22,550	20,103	42,808	38,174
Gross profit	73,140	60,296	138,504	116,124
Operating expenses:
Selling, general and administrative	66,188	53,137	128,163	106,787
Research and development	34,426	33,234	65,152	68,405
Acquired in-process research and development	2,500	3,000	14,229	3,000
Total operating expenses	103,114	89,371	207,544	178,192
Loss from operations	(29,974)	(29,075)	(69,040)	(62,068)
Non-operating expense:
Interest income	2,828	1,894	5,911	3,542
Interest expense	(3,355)	(3,399)	(6,805)	(6,807)
Charges associated with convertible senior notes	(18,012)	-	(18,012)	-
Other expense, net	(1,701)	(1,797)	(2,729)	(1,269)
Total non-operating expense	(20,240)	(3,302)	(21,635)	(4,534)
Loss before taxes	(50,214)	(32,377)	(90,675)	(66,602)
Income tax provision	331	435	708	836
Net loss	$(50,545)	$(32,812)	$(91,383)	$(67,438)
Basic and diluted net loss per share	$(1.00)	$(0.68)	$(1.82)	$(1.40)
Weighted average shares used to compute basic and diluted net loss per share	50,715	48,281	50,169	48,082

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(50,545)	$(32,812)	$(91,383)	$(67,438)
Other comprehensive income:
Foreign currency translation income	633	364	988	261
Unrealized income on short-term investments	121	574	38	2,327
Other comprehensive income	754	938	1,026	2,588
Total comprehensive loss	$(49,791)	$(31,874)	$(90,357)	$(64,850)

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income	deficit	Shares	Amount	equity
Balance at December 31, 2023	49,148	$49	$1,059,751	$1,165	$(599,067)	(28)	$(132)	$461,766
Common stock issued under stock plans, net	672	1	13,364	-	-	-	-	13,365
Asset acquisition through issuance of common stock	55	-	5,000	-	-	-	-	5,000
Stock-based compensation	-	-	11,165	-	-	-	-	11,165
Other comprehensive income	-	-	-	272	-	-	-	272
Net loss	-	-	-	-	(40,838)	-	-	(40,838)
Balance at March 31, 2024	49,875	$50	$1,089,280	$1,437	$(639,905)	(28)	$(132)	$450,730
Common stock issued under stock plans, net	724	1	8,818	-	-	-	-	8,819
Issuance of common stock in exchange for convertible senior notes	4,253	4	244,084	-	-	-	-	244,088
Stock-based compensation	-	-	11,313	-	-	-	-	11,313
Other comprehensive income	-	-	-	754	-	-	-	754
Net loss	-	-	-	-	(50,545)	-	-	(50,545)
Balance at June 30, 2024	54,852	$55	$1,353,495	$2,191	$(690,450)	(28)	$(132)	$665,159

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	(loss) income	deficit	Shares	Amount	equity
Balance at December 31, 2022	47,782	$48	$997,470	$(2,975)	$(464,406)	(28)	$(132)	$530,005
Common stock issued under stock plans, net	187	-	1,301	-	-	-	-	1,301
Stock-based compensation	-	-	10,184	-	-	-	-	10,184
Other comprehensive income	-	-	-	1,650	-	-	-	1,650
Net loss	-	-	-	-	(34,626)	-	-	(34,626)
Balance at March 31, 2023	47,969	$48	$1,008,955	$(1,325)	$(499,032)	(28)	$(132)	$508,514
Common stock issued under stock plans, net	444	-	(702)	-	-	-	-	(702)
Acquired in-process R&D acquired through the issuance of common stock	-	-	3,000	-	-	-	-	3,000
Stock-based compensation	-	-	9,873	-	-	-	-	9,873
Other comprehensive loss	-	-	-	938	-	-	-	938
Net loss	-	-	-	-	(32,812)	-	-	(32,812)
Balance at June 30, 2023	48,413	$48	$1,021,126	$(387)	$(531,844)	(28)	$(132)	$488,811

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net loss	$(91,383)	$(67,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,438	4,229
Amortization of intangible assets	12,473	12,456
Noncash lease expense	2,132	2,181
Amortization of debt issuance costs	595	687
Deferred income tax benefit	(2)	(6)
Loss on disposal of fixed assets	64	-
Stock-based compensation	22,478	20,057
Unrealized foreign currency losses	2,911	97
Amortization of premium on short-term investments	(2,225)	(342)
Other liabilities	3,496	2,353
Acquired in-process R&D acquired through the issuance of common stock	5,000	3,000
Inducement expense related to exchange of convertible senior notes	17,412	-
Changes in operating assets and liabilities:
Accounts receivable, net	(12,014)	(3,100)
Inventory	(15,105)	(2,283)
Prepaid expenses and other current assets	3,653	(1,468)
Accounts payable and accrued liabilities	(4,971)	(9,525)
Other assets	(2,191)	177
Net cash used in operating activities	(52,239)	(38,925)
Investing activities
Purchases of short-term investments	(91,089)	(170,070)
Proceeds from sales and maturities of short-term investments	101,730	196,913
Purchases of property and equipment	(3,117)	(12,674)
Proceeds from disposal of property and equipment	38	-
Investment in company-owned life insurance	(2,081)	(2,050)
Net cash provided by investing activities	5,481	12,119
Financing activities
Proceeds from exercise of stock options	24,000	2,314
Proceeds from share purchases under Employee Stock Purchase Plan	2,687	2,163
Payment of employee taxes related to vested restricted stock units	(4,505)	(3,878)
Principal paid on finance lease	(423)	(327)
Net cash provided by financing activities	21,759	272
Effect of exchange rate changes on cash and cash equivalents	(1,516)	599
Net decrease in cash, cash equivalents and restricted cash	(26,515)	(25,935)
Cash, cash equivalents and restricted cash at beginning of period	99,323	126,603
Cash, cash equivalents and restricted cash at end of period	$72,808	$100,668
Supplemental disclosures of cash flow information
Taxes paid, net of refunds	$801	$780
Interest paid on convertible senior notes	$3,953	$3,953
Other interest paid	$2,316	$2,161
Supplemental schedule of noncash investing and financing activities
Convertible notes exchanged for common stock, net of debt issuance costs	$226,676	-
Purchases of property and equipment included in accounts payable and accrued liabilities	$512	$3,080

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

As permitted by Form 10-Q and Article 10 of Regulation S-X, under those rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments necessary for the fair presentation of the Company’s financial information contained herein. All such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements. These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2023, which are contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on February 23, 2024. The Company’s results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period.

Recent developments

On June 14, 2024, the Company announced it had entered into separate, privately negotiated exchange agreements (Exchange Agreements) with certain holders of its 2.75% Convertible Senior Notes due 2027 (Convertible Notes), pursuant to which the Company agreed, subject to customary closing conditions, to repurchase an aggregate of $230.0 million principal amount of Convertible Notes for aggregate consideration consisting of a number of shares of the Company’s common stock, par value $0.001 per share, to be determined over an averaging period commencing on June 14, 2024, and cash in lieu of fractional shares and in respect of accrued interest on the Convertible Notes (Convertible Notes Exchange). On June 28, 2024, the Company closed the transactions contemplated by the Exchange Agreements, and the holders exchanged $230.0 million in aggregate principal amount of the Convertible Notes for consideration consisting of an aggregate of 4,253,423 shares of the Company’s common stock, and cash in lieu of fractional shares and in respect of accrued interest on the Convertible Notes. The Company accounted for the

Convertible Notes Exchange as an induced conversion based on the nature of the conversion offer and the period of time it was offered. The Company accounted for the Convertible Notes Exchange by expensing the fair value of the common shares that were issued in excess of the original terms of the Convertible Notes. As of June 30, 2024, the Company reduced the balance of the Convertible Notes on the condensed consolidated balance sheets by $226.7 million, which is comprised of the reduction in Convertible Notes principal of $230.0 million, less $3.3 million in unamortized debt issuance costs. The Company also recognized a non-cash inducement charge of $17.4 million and direct transaction costs of $0.6 million recorded within charges associated with convertible senior notes on the condensed consolidated statements of operations and increased additional paid-in capital on the condensed consolidated balance sheets of $244.1 million. The direct transaction costs of $0.6 million are included in accrued liabilities on the condensed consolidated balance sheets as of June 30, 2024.

On May 14, 2024, the Company entered into a License Agreement (License Agreement), pursuant to which the Company obtained an exclusive, worldwide license to develop and commercialize drug products incorporating certain proprietary technology. Per the terms of the License Agreement, the Company made a one-time upfront payment of $2.0 million and may have ongoing milestone and royalty payment obligations depending on the success of the development, regulatory approval and commercialization of the drug products. The Company also made a one-time payment of $0.5 million to obtain an option to license additional rights related to the proprietary technology. Both the $2.0 million upfront payment and the $0.5 million option payment are recorded in acquired in-process research and development (IPR&D) in the condensed consolidated statements of operations.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that equate to the amount reported in the condensed consolidated statements of cash flows as of the beginning and end of six months ended June 30, 2024 (in thousands):

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$68,075	$93,467
Restricted cash	4,733	5,856
Cash, cash equivalents and restricted cash	$72,808	$99,323

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

Note 3.  Balance Sheet Details

Short-term Investments

Short-term investments consisted of the following (in thousands):

	At June 30, 2024
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	less than 3	$8,000	$-	$(20)	$7,980
U.S. treasury securities	less than 2	144,325	21	(112)	144,234
Bank certificates of deposit	less than 2	6,420	1	(9)	6,412
Commercial paper	less than 1	996	-	-	996
Corporate notes	less than 3	18,803	25	(88)	18,740
Asset-backed securities	less than 2	12,302	10	(103)	12,209
Municipal bonds	less than 3	3,010	8	-	3,018
Total		$193,856	$65	$(332)	$193,589

	At December 31, 2023
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	less than 3	$25,995	$2	$(347)	$25,650
U.S. treasury securities	less than 2	124,780	274	(36)	125,018
Bank certificates of deposit	less than 1	7,100	9	-	7,109
Commercial paper	less than 1	5,679	4	(1)	5,682
Corporate notes	less than 3	21,292	77	(229)	21,140
Asset-backed securities	less than 2	12,415	41	(135)	12,321
Municipal bonds	less than 3	5,010	34	-	5,044
Total		$202,271	$441	$(748)	$201,964

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

The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest expense in the condensed consolidated statements of operations through an allowance for credit losses. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss. Unrealized losses on available-for-sale debt securities as of June 30, 2024 and December 31, 2023 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Further, the Company does not intend to sell these investments prior to maturity and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not record an allowance for credit losses with these investments as of June 30, 2024 and December 31, 2023.

Accounts Receivable, Net

Accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accounts receivable	$52,384	$41,051
Allowance for credit losses	(1,167)	(1,201)
	$51,217	$39,850

The Company’s allowance for credit losses represents management’s estimate of current expected credit losses related to customer receivables. There were immaterial bad-debt write offs charged during the six months ended June 30, 2024.

Additionally, no customers accounted for more than 10% of net accounts receivable as of June 30, 2024 or December 31, 2023.

Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Finished goods	$24,436	$16,699
Work in process	13,541	12,870
Raw material	18,503	12,417
	$56,480	$41,986

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued bonuses	$11,224	$20,588
Accrued payroll taxes	2,729	2,365
Accrued Employee Stock Purchase Plan liability	4,614	2,604
Accrued vacation benefits	5,545	5,269
Accrued sales rebates	12,243	8,935
Other accrued liabilities	22,168	20,813
	$58,523	$60,574

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		At June 30, 2024
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds (i)	$45,617	$45,617	$-	$-
Available for sale securities:
U.S. government agency bonds (ii)	$7,980	$-	$7,980	$-
U.S. treasury securities (ii)	144,234	-	144,234	-
Commercial paper (ii)	996	-	996	-
Bank certificates of deposit (ii)	6,412	-	6,412	-
Corporate notes (ii)	18,740	-	18,740	-
Asset-backed securities (ii)	12,209	-	12,209	-
Municipal bonds (ii)	3,018	-	3,018	-
Investments held for deferred compensation plans (iii)	13,671	-	13,671	-
Total Assets	$252,877	$45,617	$207,260	$-
Liabilities
Deferred compensation plans (iv)	$13,459	$-	$13,459	$-
Contingent consideration (iv)	$1,289	$-	$-	$1,289
Total Liabilities	$14,748	$-	$13,459	$1,289

(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)	Included in deposits and other assets on the condensed consolidated balance sheets.
(iv)	Included in other liabilities on the condensed consolidated balance sheets.

		At December 31, 2023
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets

Cash equivalents:
Money market funds (i)	$52,156	$52,156	$-	$-
Available for sale securities:
U.S. government agency bonds (ii)	$25,650	$-	$25,650	$-
U.S. treasury securities (ii)	125,018	-	125,018	-
Commercial paper (ii)	5,682	-	5,682	-
Bank certificates of deposit (ii)	7,109	-	7,109	-
Corporate notes (ii)	21,140	-	21,140	-
Asset-backed securities (ii)	12,321	-	12,321	-
Municipal bonds (ii)	5,044	-	5,044	-
Investments held for deferred compensation plans (iii)	11,589	-	11,589	-
Total Assets	$265,709	$52,156	$213,553	$-
Liabilities
Deferred compensation plans (iv)	$11,294	$-	$11,294	$-
Total Liabilities	$11,294	$-	$11,294	$-
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)	Included in deposits and other assets on the condensed consolidated balance sheets.
(iv)	Included in other liabilities on the condensed consolidated balance sheets.

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

The Company recorded a contingent consideration liability upon the asset acquisition described in Recent Developments within Note 1, Organization and Basis of Presentation above. The contingent consideration is measured at fair value and is based on significant inputs not observable in the market which includes the probability and timing of achieving certain future milestones, and to a lesser extent, an applicable discount rate and Glaukos’ credit rating. This represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes a market participant would make. The Company assesses these estimates on an ongoing basis as it obtains additional data impacting the assumptions. During the three months ended June 30, 2024, the contingent consideration liability reduced from $1.4 million to $1.3 million, with the change in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of operations.

There were no transfers between levels within the fair value hierarchy during the periods presented.

The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of December 31, 2023.

Convertible Senior Notes

As of June 30, 2024 and December 31, 2023, the fair value of the Convertible Notes was $126.0 million and $444.0 million, respectively. The fair value was determined on the basis of the market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 1, Organization and Basis of Presentation and Note 9, Convertible Senior Notes for additional information.

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

The Company’s remaining foreign subsidiaries’ leased office space totals less than 15,000 square feet.

The following table presents the maturity of the Company’s operating and finance lease liabilities within the condensed consolidated balance sheets:

Maturity of Lease Liabilities	Operating	Finance
(in thousands)	Leases (a)	Leases (b)
Remainder of 2024	$1,991	$2,611
2025	3,811	5,340
2026	3,812	5,500
2027	3,851	5,665
2028	3,929	5,835
2029	4,037	6,010
Thereafter	28,480	90,060
Total lease payments	$49,911	$121,021
Less: imputed interest	18,713	49,983
Total lease liabilities	$31,198	$71,038
(a)	Operating lease payments include $22.6 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Finance lease payments include $75.8 million related to options to extend lease terms that are reasonably certain of being exercised.

Note 6.   Intangible Assets and Goodwill

Intangible assets

For the three months ended June 30, 2024 and June 30, 2023, amortization expense related to the Company’s finite-lived intangible assets was approximately $5.5 million and $0.7 million, respectively, recorded in cost of sales and selling, general and administrative expenses, respectively, in the condensed consolidated statements of operations and for the six months ended June 30, 2024 and June 30, 2023, amortization expense related to the Company’s finite-lived intangible assets was approximately $11.0 million and $1.4 million, respectively, recorded in cost of sales and selling, general and administrative expenses, respectively, in the condensed consolidated statements of operations.

The Company evaluated its indefinite-lived intangible assets for impairment and concluded there were no indicators of impairment as of June 30, 2024.

Goodwill

The assessment of goodwill by reporting unit is performed annually, in the fourth quarter, or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. The Company considered the current and expected future economic and market conditions and its impact on the Company’s reporting unit. Based on interim assessments, the Company did not identify any “triggering” events which would indicate an impairment of goodwill as of June 30, 2024.

The following table presents the composition of the Company’s intangible assets and goodwill (in thousands):

	Weighted-	As of June 30, 2024			As of December 31, 2023
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period (in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed technology	11.4	$252,200	$(101,716)	$150,484	$252,200	$(90,670)	$161,530
Customer relationships	5.0	14,100	(12,984)	1,116	14,100	(11,574)	2,526
License	4.0	5,190	(17)	5,173	-	-	-
Intangible assets subject to amortization		271,490	(114,717)	156,773	266,300	(102,244)	164,056

In-process research and development	Indefinite	$118,900	$-	$118,900	$118,900	$-	$118,900

Total		$390,390	$(114,717)	$275,673	$385,200	$(102,244)	$282,956

Goodwill	Indefinite	$66,134	$-	$66,134	$66,134	$-	$66,134

As of June 30, 2024, expected amortization expense for unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Remainder of 2024	$12,215
2025	22,980
2026	23,739
2027	24,317
2028	21,897
Thereafter	51,625
Total amortization	$156,773

Actual amortization expense to be reported in future periods could differ from these estimates as a result of asset impairments, acquisitions, or other facts and circumstances.

Note 7. Revenue from Contracts with Customers

The Company’s net sales are generated primarily from sales of its iStent family of products, Photrexa and associated drug formulations, and royalty income. The Company also began commercializing the iDose TR product in a controlled manner in February 2024. The Company’s customers are primarily comprised of ambulatory surgery centers, hospitals and physician private practices, with third party distributors being used in certain international locations where the Company currently does not have a direct commercial presence.

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

Revenue is recognized at an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services, and substantially all of the Company’s net sales for the three and six months ended June 30, 2024 are considered revenue from contracts with customers.

Disaggregation of Revenue

The Company’s revenues disaggregated by product category and geography for the three and six months ended June 30, 2024 and June 30, 2023 were as follows (in thousands):

	Three Months Ended
	June 30,
	United States		International		Total
	2024	2023	2024	2023	2024	2023

Glaucoma	$49,751	$39,599	$26,131	$22,305	$75,882	$61,904
Corneal Health	17,069	16,308	2,739	2,187	19,808	18,495
Total	$66,820	$55,907	$28,870	$24,492	$95,690	$80,399

	Six Months Ended
	June 30,
	United States		International		Total
	2024	2023	2024	2023	2024	2023

Glaucoma	$91,732	$74,705	$51,369	$43,423	$143,101	$118,128
Corneal Health	32,776	30,889	5,435	5,281	38,211	36,170
Total	$124,508	$105,594	$56,804	$48,704	$181,312	$154,298

Contract Balances

Contract Assets

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days for glaucoma and corneal health products, though extended payment terms may be offered. However, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of June 30, 2024 and December 31, 2023, substantially all amounts included in accounts receivable, net on the condensed consolidated balance sheets are related to contracts with customers.

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

Additionally, effective in the first quarter 2024, certain product sales, primarily the Company’s pharmaceutical products made under governmental pricing programs in the U.S., are subject to rebates under the Medicaid Drug Rebate Program (MDRP). The rebate accrual calculation requires management to project the volume of net sales that will be subject to these rebates. There is a significant time-lag in receiving rebate notices from each state (generally, several months or longer after a sale is recognized). Estimated MDRP rebates are recorded as a reduction of revenue in the period the related sale is recognized and were not material for the three and six months ended June 30, 2024.

The Company’s total rebate allowance is included in accrued liabilities in the condensed consolidated balance sheets and was $12.3 million and $8.9 million as of June 30, 2024 and December 31, 2023, respectively.

During the three and six months ended June 30, 2024 and June 30, 2023, the Company did not recognize any revenue related to material changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

The Company’s net sales within a fiscal year may be impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year.

Note 8.  Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. For periods when the Company realizes a net loss, no common stock equivalents are included in the calculation of weighted average number of dilutive common stock equivalents as the effect of applying the treasury stock method is considered anti-dilutive. For periods when the Company realizes net income, diluted net income per share is calculated by dividing the net income by the weighted average number of common shares plus the sum of the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method. Common stock equivalents are comprised of stock options outstanding and unvested restricted stock units (RSUs) under the Company’s incentive compensation plans and shares issuable under the Company’s Employee Stock Purchase Plan (ESPP). Due to the Company’s net loss position, basic and diluted net loss per share for each of the three and six months ended June 30, 2024 and June 30, 2023 are the same.

The following potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares, in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Convertible senior notes	1,025	5,125	1,025	5,125
Stock options outstanding	2,264	2,559	2,241	2,552
Unvested restricted stock units	830	816	933	850
Employee stock purchase plan	28	39	24	33
	4,147	8,539	4,223	8,560

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

As previously described in Recent Developments, the Company executed a Convertible Notes Exchange in June 2024, whereby certain of the above-mentioned qualified institutional investors exchanged approximately $230.0 million in aggregate principal of Convertible Notes held for an aggregate of 4,253,423 shares of the Company’s common stock.

The remaining Convertible Notes outstanding will mature on June 15, 2027, unless earlier converted, redeemed or repurchased in accordance with their terms.

The remaining Convertible Notes outstanding may be converted at the option of the holders at any time prior to the close of business on the business day immediately preceding March 15, 2027, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of $56.10 on each applicable trading day; (2) during the five business day period immediately after any ten consecutive trading day period (the Measurement Period) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate in effect on each such trading day; (3) with respect to any Convertible Notes the Company calls for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date, even if the Convertible Notes are not otherwise convertible at such time; or (4) upon the occurrence of specified corporate events. On or after March 15, 2027, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, calculated based on the per share volume-weighted average price for each of the 30 consecutive trading days during the observation period (as more fully described in the Indenture), the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture.

As of June 30, 2024, one of the conditions allowing holders of the Convertible Notes to convert had been met. The trading price of the Company’s common stock remained above 130% of the applicable $56.10 conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, June 30, 2024 resulting in the right of holders of the Convertible Notes to convert their Convertible Notes beginning July 1, 2024 through September 30, 2024.

Interest expense relating to the Convertible Notes in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and June 30, 2023 is summarized as follows (in thousands):

	Three months ended
	June 30,
	2024	2023
Contractual interest expense	$1,889	$1,977
Amortization of debt issuance costs	251	343
Total interest expense	$2,140	$2,320

	Six months ended
	June 30,
	2024	2023
Contractual interest expense	$3,865	$3,953
Amortization of debt issuance costs	595	687
Total interest expense	$4,460	$4,640

The effective interest rate on the Convertible Notes for the three and six months ended June 30, 2024 and June 30, 2023 was 3.2%.

As of June 30, 2024 and December 31, 2023, the Convertible Notes on the condensed consolidated balance sheets represented the carrying amount of the Convertible Notes, net of unamortized debt issuance costs, which are summarized as follows (in thousands):

	As of
	June 30,	December 31,
	2024	2023
Convertible Notes	$57,500	$287,500
Less: Unamortized debt issuance costs	(808)	(4,727)
Carrying amount of Convertible Notes	$56,692	$282,773

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

The capped call transactions are separate transactions that the Company entered into with the Option Counterparties, are not part of the terms of the Convertible Notes and will not change the holders’ rights under the Convertible Notes. As the capped call transactions meet certain accounting criteria, the cost of the capped call transactions of $35.7 million was recorded as a reduction in additional paid-in capital in the consolidated balance sheets and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of June 30, 2024, the Company had not purchased any shares under the capped call transactions.

Note 10.  Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation related to stock options and RSUs in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of sales	$838	$580	$1,564	$988
Selling, general and administrative	7,013	6,156	14,285	13,066
Research and development	3,462	3,137	6,629	6,003
Total	$11,313	$9,873	$22,478	$20,057

At June 30, 2024, the total unamortized stock-based compensation expense was approximately $93.4 million, of which $9.5 million and $83.9 million was attributable to stock options and RSUs, respectively. The Company currently issues its annual stock option and RSU grants to eligible employees during the second quarter of each year.

Of the $9.5 million related to stock options, $9.4 million is attributable to time-based stock options and will be recognized over the time-based stock options’ remaining vesting terms of approximately 4.0 years (2.8 years on a weighted average basis). The remaining $0.1 million is attributable to performance-based options and will be recognized over the performance-based stock options’ remaining vesting terms of less than one year (0.6 years on a weighted average basis).

Of the $83.9 million related to RSUs, $83.3 million is attributable to time-based RSUs and will be recognized over the RSUs’ vesting terms of approximately 4.0 years (2.9 years on a weighted-average basis). The remaining $0.6 million is attributable to performance-based RSUs and will be recognized over the performance-based RSUs’ remaining vesting terms of less than two years (1.8 years on a weighted average basis).

The total stock-based compensation cost capitalized in inventory was not material for the three and six months ended June 30, 2024 and June 30, 2023.

Note 11.  Income Taxes

The provision for income taxes is determined using an effective tax rate. For the three and six months ended June 30, 2024, the Company’s estimated effective tax rate of (0.66)% and (0.78)%, respectively, was lower than the U.S. federal statutory rate primarily due to the utilization of U.S. net operating loss (NOL) and generation of R&D tax credit carryforwards that are partially offset by a valuation allowance. The effective tax rate may be subject to fluctuations during the year as new information is obtained that may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of NOL carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, expansion of the Company’s taxable presence in domestic and foreign markets, and the amount of valuation allowances against deferred tax assets. For the three and six months ended June 30, 2024, the Company recorded a provision for income taxes of $0.3 million and $0.7 million, respectively. For the three and six months ended June 30, 2023, the Company recorded a provision for income taxes of $0.4 million and $0.8 million, respectively. For each of the three and six months ended June 30, 2024 and June 30, 2023, the provision for income taxes was primarily comprised of state and foreign income tax expense, net of release of uncertain tax positions for which the statute of limitations has expired.

Additionally, the Company follows an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. As of June 30, 2024 and December 31, 2023, the Company had gross unrecognized tax benefits of $34.5 million and $32.8 million, respectively.

Note 12.  Commitments and Contingencies

Secured Letters of Credit

The Company has a letter of credit that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account of approximately $4.7 million as of June 30, 2024 and $5.9 million as of

December 31, 2023, respectively. Beginning as of the first day of the thirty-seventh month of the lease term (which occurred during 2022), and on each twelve-month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

Executive Deferred Compensation Plan

Pursuant to the Company’s Deferred Compensation Plan, eligible senior level employees are permitted to make elective deferrals of compensation to which he or she will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of COLIs. The fair value of the Deferred Compensation Plan liability, included in other liabilities on the condensed consolidated balance sheets, was approximately $13.5 million and $11.3 million as of June 30, 2024 and December 31, 2023, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the condensed consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $13.7 million and $11.6 million as of June 30, 2024 and December 31, 2023, respectively.

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

Financial Overview

The most important financial indicators that we use to assess our business are net sales, gross margin, operating expenses, and cash on hand.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Net sales	$95,690	$80,399	$181,312	$154,298
Gross margin	76%	75%	76%	75%
Operating expenses	$103,114	$89,371	$207,544	$178,192

	June 30,	December 31,
	2024	2023
Cash, cash equivalents, short-term investments and restricted cash	$266,397	$301,287

Please see Results of Operations and Liquidity and Capital Resources below for a detailed discussion of each of the above items including analysis of the fluctuations from year to year.

We incurred net losses for the three and six months ended June 30, 2024 of $50.5 million and $91.4 million, respectively, and incurred net losses of $32.8 million and $67.4 million for the three and six months ended June 30, 2023 respectively. As of June 30, 2024, we had an accumulated deficit of $690.5 million.

Recent Developments

On June 14, 2024, we announced that we had entered into separate, privately negotiated exchange agreements (Exchange Agreements) with certain holders of our 2.75% Convertible Senior Notes due 2027 (Convertible Notes), pursuant to which we agreed, subject to customary closing conditions, to repurchase an aggregate of $230.0 million principal amount of Convertible Notes for aggregate consideration consisting of a number of shares of our common stock, par value $0.001 per share, to be determined over an averaging period commencing on June 14, 2024, and cash in lieu of fractional shares and in respect of accrued interest on the Convertible Notes. On June 28, 2024, we closed the transactions contemplated by the Exchange Agreements, and the holders exchanged $230.0 million in aggregate principal amount of the Convertible Notes for consideration consisting of an aggregate of 4,253,423 shares of our common stock (Shares), and cash in lieu of fractional shares and in respect of accrued interest on the Convertible Notes. As of June 30, 2024, we reduced the balance of the Convertible Notes on the condensed consolidated balance sheets by $226.7 million, which is comprised of the reduction in Convertible Notes of $230.0 million principal, less $3.3 million in amortized debt issuance costs. We also recognized a non-cash inducement charge of $17.4 million and direct transaction costs of $0.6 million recorded within charges associated with convertible senior notes on the condensed consolidated statements of operations and increased additional paid-in capital on the condensed consolidated balance sheets of $244.1 million. The direct transaction costs of $0.6 million are included in accrued liabilities on the condensed consolidated balance sheets as of June 30, 2024.

On May 14, 2024, we entered into a License Agreement (License Agreement), pursuant to which we obtained an exclusive, worldwide license to develop and commercialize drug products incorporating certain proprietary technology. Per the terms of the License Agreement, we made a one-time upfront payment of $2.0 million and may have ongoing milestone and royalty payment obligations depending on the success of the development, regulatory approval and commercialization of the drug products. We also made a one-time payment of $0.5 million to obtain an option to license additional rights related to the proprietary technology. Both the $2.0 million upfront payment and the $0.5 million option payment are recorded in acquired in-process research and development (IPR&D) in the condensed consolidated statements of operations.

During the three months ended June 30, 2024, we renegotiated our agreement with France’s Committee for Health Products (CEPS) that provides for a new government tiered rebate structure that increased the target population for our iStent family of products. This new structure is retroactive to January 1, 2024 and is expected to reduce the rebate accrual rate in 2024 versus historical levels. The rebates payable under the CEPS agreement currently constitute the majority of the volume-based rebates accrued by us with respect to our international glaucoma franchise.

On March 7, 2024, we issued $5.0 million of our common stock and paid approximately $5.1 million in cash in connection with the acquisition of 100% of the outstanding equity interests in a clinical stage biopharma company (the Seller) focused on developing novel therapeutics for ophthalmic diseases, including all related patents and patent applications, technology and know-how. We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business, and the acquisition costs are recorded within acquired in-process research and development on the condensed consolidated statement of operations. Under the terms of the agreement, if these proprietary technologies are commercialized, we may have to make potential payments of up to $51.0 million upon the achievement of certain event-based development milestones, potential payments of up to $150.0 million upon the achievement of certain commercial sales-based milestones should annual net sales of a licensed product eventually exceed various levels, and up to a low double digit royalty on net sales. Furthermore, because the first two development milestones are payable in either cash or the Company’s shares at our sole discretion, as of June 30, 2024, we have accrued $1.3 million related to these two milestones which is classified as an other liability within the condensed consolidated balance sheets, as the contingent consideration is not expected to be paid within the next twelve months.

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

Market and Business Update

Developments Impacting Reimbursement Rates and Coverage

In the U.S., healthcare providers use separate billing codes to report the provision of medical procedures and use of supplies to third-party payors, such as government programs or private insurance, and seek reimbursement for all or a portion of those costs. Physician fee payment rates for products covered by temporary Current Procedural Terminology (CPT) codes, such as our iStent infinite and iDose TR products, are set by the multi-state, regional contractors, or Medicare Administrative Contractors (MACs), of which there are currently seven, that are responsible for administering Medicare claims. MACs have in the past, and may in the future, change coverage terms, and there can be no assurance that coverage and adequate reimbursement will be obtained from, or maintained by, the MACs.

In October and November 2023, five of the seven MACs released final local coverage determinations (LCDs) confirming reimbursement coverage of the standalone procedure utilizing the iStent infinite, which received FDA clearance in August 2022, and non-coverage for certain procedures, including the ophthalmic canaloplasty procedure utilizing our iPRIME product. These LCDs also indicated that surgical MIGS procedures should not be performed in combination with other MIGS or surgical glaucoma procedures. In December 2023, prior to their respective effective dates, those five MACs rescinded the final LCDs and determined there would be no change in the current status of coverage for MIGS. In April 2024, five of the seven MACs released draft LCDs that, if finalized, would confirm reimbursement coverage of the standalone procedure utilizing the iStent infinite, and that would confirm non-coverage for surgical MIGS procedures in combination with other MIGS or surgical glaucoma procedures. These draft LCDs did not include the non-coverage determination for ophthalmic canaloplasty procedures utilizing our iPRIME product that was contained in the prior final LCDs. The other two MACs have taken preliminary steps to assess coverage of iStent infinite through temporary local coverage article (LCA) updates. In the case of each of these seven MACs, coverage of the iStent infinite is currently determined on a case-by-case basis.

On January 1, 2024, the U.S. Centers for Medicare & Medicaid Services’ (CMS’) final rules on 2024 Medicare physician fee and facility fee payment rates (2024 Final Rule) became effective. The 2024 Final Rule did not materially modify the 2023 Medicare physician fee and facility fee payment rates with respect to physician fee payment rates for procedures using our iStent family of products in conjunction with cataract surgery but did contain increased facility fee rates for such procedures, in both the ASC and hospital settings. In addition, the 2024 Final Rule contained significant increases in the facility fee rates for ASCs and hospitals that perform iStent infinite procedures in a standalone setting under its temporary Category III CPT code. In July 2024, CMS released proposed rules on 2025 Medicare physician fee and facility fee payment rates (2025 Proposed Rule) that do not materially modify the 2024 Final Rule. If adopted, the 2025 Proposed Rule would go into effect January 1, 2025.

On April 2, 2024, CMS assigned a unique, permanent Healthcare Common Procedure Coding System J-code for iDose TR indicated for the reduction of intraocular pressure in patients with open-angle glaucoma or ocular hypertension. The new J-code for iDose TR, J7355, became effective July 1, 2024. J-codes are used by U.S. government and commercial payers, as well as surgeons, to streamline the billing and reimbursement process for procedural pharmaceuticals administered by a healthcare professional, such as iDose TR, along with other certain treatments. In addition to the J-code, on March 21, 2024, CMS assigned the CPT codes that are designed to be used to cover the procedural component of iDose TR, 0660T and 0661T, to ambulatory payment classification 5492 (Level 2 Intraocular Procedures), effective April 1, 2024. The professional fees associated with an iDose TR procedure will be set by each individual MAC separately.

Impact of the Current Global Economic Environment

In connection with ongoing macroeconomic conditions, including inflation, supply shortages or delays, changes in supply and demand, foreign exchange rate fluctuations and other conditions that have led to disruptions in commerce and pricing stability, some of our vendors are continuing to experience supply challenges, both in the acquisition of raw materials as well as due to labor shortages and other disruptions. These challenges have occasionally led to longer lead times and delays of certain components needed for the manufacture of our products, in some cases requiring us to find alternative sources for materials. As a result of these supply chain challenges and ongoing inflationary pressures, we have experienced higher costs for certain components and raw materials. Additionally, in the latter part of 2023 and into the second quarter of 2024, these supply challenges generally stabilized; however, if these supply issues persist or worsen in the future, they could impact our ability to ship some of our products to our customers, or bring some of our pipeline products to market, in a timely manner. We expect some supply challenges and higher costs to continue throughout 2024.

Unfavorable foreign exchange rates in certain geographies in which we operate negatively impacted our sales during the three and six months ended June 30, 2024, as well as in the three and six months ended June 30, 2023.

Business Outlook

CMS physician fee payment rate decreases have disrupted traditional customer ordering patterns and may have resulted in certain of our customers’ utilization of competitive products, which may have reduced U.S. Glaucoma sales volumes of our iStent family of products used in conjunction with cataract surgery in each of the three and six months ended June 30, 2024 and June 30, 2023. Our corneal health sales have experienced sporadic headwinds in recent years due to U.S. commercial payer volatility. We believe investments in our market access organization were successful in reducing volatility during the three and six months ended June 30, 2024 and June 30, 2023, although we cannot predict whether such success will continue.

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

For additional information, see the section titled Risks Related to Our Business within Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Components of Results of Operations

Net Sales

Our net sales are generated primarily from sales of our iStent family of products, Photrexa and other associated drug formulations, and royalty income. We also began commercializing iDose TR in a controlled manner in February 2024. Customers are primarily comprised of ambulatory surgery centers, hospitals and physician private practices, with independent distributors being used in certain international locations where we currently do not have a direct commercial presence.

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

Cost of sales includes amortization of the $252.2 million developed technology intangible assets recorded as a result of our acquisition of Avedro, Inc. (Avedro). Amortization expense was $11.0 million and $5.5 million for each of the three and six months ended June 30, 2024 and June 30, 2023, respectively.

Our future gross profit as a percentage of net sales, or gross margin, will be impacted by numerous factors including commencement of sales of products in our pipeline, or any other future products, which may have higher pricing, or conversely, higher product costs. Our gross margin will also be affected by manufacturing or supply chain disruptions or inefficiencies that we may experience as we attempt to manufacture our products on a larger scale, manufacture new products and change our manufacturing capacity, processes, or output. Additionally, our gross margin will continue to be affected by amortization of Avedro developed technology and Celanese Agreement intangible assets, the impact of rebates associated with government pricing programs and by royalty expenses on current or future products associated with various licensing agreements. Our gross margin in future periods may also be impacted by other factors adversely affecting our net sales in future periods such as reductions of payment rates for certain of our products and related services, and inflationary pressures.

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

Non-Operating Expense, Net

Non-operating expense, net primarily consists of charges associated with our Convertible Note exchange, interest expense associated with our finance lease for our Aliso Facility and for our Convertible Notes, interest income derived from our short-term investments, and unrealized gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar, primarily related to intercompany loans.

Income Taxes

Our tax provision is primarily comprised of state and foreign income taxes, offset by release of uncertain tax positions for which the statute of limitations has expired. Our net deferred tax liability of $7.1 million at June 30, 2024 primarily represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets. We continue to provide a full valuation allowance against our other net deferred tax assets.

We record reserves for uncertain tax positions where we believe the ability to sustain the tax position does not reach a more likely than not threshold.

Results of Operations

Comparison of Three Months Ended June 30, 2024 and June 30, 2023 (in thousands):

	Three Months Ended
	June 30,		% Increase
(dollars in thousands)	2024	2023	(decrease)
Statements of operations data:
Net sales	$95,690	$80,399	19%
Cost of sales	22,550	20,103	12%
Gross profit	73,140	60,296	21%
Operating expenses:
Selling, general and administrative	66,188	53,137	25%
Research and development	34,426	33,234	4%
Acquired in-process research and development	2,500	3,000	(17)%
Total operating expenses	103,114	89,371	15%
Loss from operations	(29,974)	(29,075)	3%
Total non-operating expense, net	(20,240)	(3,302)	513%
Income tax provision	331	435	(24)%
Net loss	$(50,545)	$(32,812)	54%

Net Sales

Net sales for the three months ended June 30, 2024 and June 30, 2023 were $95.7 million and $80.4 million, respectively, increasing by approximately 19% primarily related to the factors listed below.

Net sales of glaucoma products in the United States were $49.8 million and $39.6 million for the three months ended June 30, 2024 and June 30, 2023, respectively, increasing by 26%. This increase is primarily due to higher volumes sold of our iStent family of products, primarily iStent infinite, and early contributions from iDose TR.

International sales of glaucoma products for the three months ended June 30, 2024 and June 30, 2023 were $26.1 million and $22.3 million, respectively, increasing by 17%. The increase in international sales reflects continued broad-based growing volume in many key international markets for glaucoma procedures, the dollar-based results of which were modestly affected by unfavorable foreign exchange rates, primarily related to the Japanese Yen, during the quarter ended June 30, 2024, as compared to the quarter ended June 30, 2023.

Net sales of corneal health products were $19.8 million and $18.5 million for the quarter ended June 30, 2024 and June 30, 2023, respectively, increasing by 7%. Of the $1.3 million increase in net sales generated by our corneal health products, $0.8 million related to an increase in U.S. net sales of Photrexa using direct sales operations, which was positively impacted by higher realized average sales prices of Photrexa along with increases in sales to existing customers and new account starts, partially offset by accrued rebates related to the impact of our participation in the Medicaid Drug Rebate Program (MDRP). Our international corneal health sales increased $0.6 million from net sales in countries outside the U.S. during the quarter ended June 30, 2024 as compared to the three months ended June 30, 2023.

Cost of Sales

Cost of sales for the three months ended June 30, 2024 and June 30, 2023 were $22.6 million and $20.1 million, respectively, reflecting an increase of approximately $2.5 million that is proportionate to the increase in net sales for the corresponding period, offset by certain new product launch manufacturing costs associated with iDose TR. Our gross margin was 76% for three months ended June 30, 2024 and 75% for the three months ended June 30, 2023.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended June 30, 2024 and June 30, 2023 were $66.2 million and $53.1 million, respectively.

Of the total $13.1 million increase in SG&A expenses for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, $7.3 million related to increased compensation and related employee costs, with $0.9 million of the incremental amount related to an increase in stock-based compensation expense. This increase primarily relates to enhancements of various customer and patient support functions, our business intelligence function, and growth in our commercial infrastructure in glaucoma and corneal health, along with increased travel, meetings and accompanying costs as business activities have expanded.

The remaining increase of $5.8 million primarily relates to discretionary expenses supporting the above personnel growth as well as our ongoing administrative operations, inclusive of information technology, facilities and allocated expenses.

Research and Development Expenses

R&D expenses for the three months ended June 30, 2024 and June 30, 2023 were $34.4 million and $33.2 million, respectively.

During the three months ended June 30, 2024, we incurred $19.8 million in core R&D expenses and $14.6 million in clinical expenses, comprised of $21.4 million in compensation and related employee expenses with the remaining $13.4 million spent on the continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as next generation iDose products; Epioxa, a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (also referred to as “epi-on”); and our earlier stage programs for glaucoma, corneal, retinal and other therapeutic investments. For the three months ended June 30, 2023, we incurred $20.4 million in core R&D expenses and $12.8 million in clinical expenses, comprised of $19.3 million in compensation and related employee expenses with the remaining $13.9 million spent on the above-mentioned programs.

Acquired In-process Research and Development

In the quarter ended June 30, 2024 we made a $2.5 million upfront payment to enter into the aforementioned License Agreement, pursuant to which we obtained an exclusive, worldwide license to develop and commercialize drug products incorporating certain proprietary technology. In the quarter ended June 30, 2023, we issued $3.0 million of our common stock in connection with the acquisition of intellectual property rights regarding certain formulations and methods for treating an ophthalmic disorder, including all related patents and patent applications, technology and know-how.

Non-Operating Expense, Net

We had non-operating expense, net of $20.2 million and $3.3 million for the three months ended June 30, 2024 and June 30, 2023, respectively. The change primarily relates to $18.0 million of expenses related to our June 2024 Convertible Note exchange, partially offset by an increase in interest income earned on investments of $0.9 million, as compared to the three months ended June 30, 2023.

Income Tax Provision

Our effective tax rate for the second quarter of 2024 and 2023 was (0.66)% and (1.34)%, respectively. For the three months ended June 30, 2024 and June 30, 2023, we recorded a provision for income taxes of $0.3 million and $0.4 million, respectively, which was primarily comprised of state and foreign income tax expense, offset by release of uncertain tax positions for which the statute of limitations has expired.

Results of Operations

Comparison of Six Months Ended June 30, 2024 and June 30, 2023 (in thousands):

	Six Months Ended
	June 30,		% Increase
(dollars in thousands)	2024	2023	(decrease)
Statements of operations data:
Net sales	$181,312	$154,298	18%
Cost of sales	42,808	38,174	12%
Gross profit	138,504	116,124	19%
Operating expenses:
Selling, general and administrative	128,163	106,787	20%
Research and development	65,152	68,405	(5)%
Acquired in-process research and development	14,229	3,000	374%
Total operating expenses	207,544	178,192	16%
Loss from operations	(69,040)	(62,068)	11%
Total non-operating expense, net	(21,635)	(4,534)	377%
Income tax provision	708	836	(15)%
Net loss	$(91,383)	$(67,438)	36%

Net Sales

Net sales for the six months ended June 30, 2024 and June 30, 2023 were $181.3 million and $154.3 million, respectively, increasing by approximately 18% primarily related to the factors listed below.

Net sales of glaucoma products in the United States were $91.7 million and $74.7 million for the six months ended June 30, 2024 and June 30, 2023, respectively, increasing by 23%. This increase is primarily due to higher volumes sold of our iStent family of products, primarily iStent infinite and early contributions from iDose TR.

International sales of glaucoma products for the six months ended June 30, 2024 and June 30, 2023 were $51.4 million and $43.4 million, respectively, increasing by 18%. The increase in international sales reflects continued broad-based growing volume in many key international markets for glaucoma procedures, the dollar-based results of which were modestly affected by unfavorable foreign exchange rates, primarily related to the Japanese Yen, during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Net sales of corneal health products were $38.2 million and $36.2 million for the quarter ended June 30, 2024 and June 30, 2023, respectively, increasing by 6%. Of the $2.0 million increase in net sales generated by our corneal health products, $1.8 million related to an increase in U.S. net sales of Photrexa using direct sales operations, which was positively impacted by higher realized average sales prices of Photrexa along with increases in sales to existing customers and new account starts, partially offset by accrued rebates related to the impact of our participation in the Medicaid Drug Rebate Program (MDRP). Our international corneal health sales increased $0.2 million from net sales in countries outside the U.S. during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Cost of Sales

Cost of sales for the six months ended June 30, 2024 and June 30, 2023 were $42.8 million and $38.2 million, respectively, reflecting an increase of approximately $4.6 million that is proportionate to the increase in net sales for the corresponding period. Our gross margin was 76% and 75% for the six months ended June 30, 2024 and June 30, 2023, respectively.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended June 30, 2024 and June 30, 2023 were $128.2 million and $106.8 million, respectively.

Of the total $21.4 million increase in SG&A expenses for the six months ended June 30, 2024 as compared to the three months ended June 30, 2023, $11.9 million related to increased compensation and related employee costs, with $1.2 million of the incremental amount related to an increase in stock-based compensation expense. This increase primarily relates to enhancements of various customer and patient support functions, our business intelligence function, and growth in our commercial infrastructure in glaucoma and corneal health, along with increased travel, meetings and accompanying costs as business activities have expanded.

The remaining increase of $9.5 million primarily relates to discretionary expenses supporting the above personnel growth as well as our ongoing administrative operations, inclusive of information technology, facilities and allocated expenses.

Research and Development Expenses

R&D expenses for the six months ended June 30, 2024 and June 30, 2023 were $65.2 million and $68.4 million, respectively. R&D expenses decreased during the six months ended June 30, 2024 primarily because we made a one-time $3.2 million payment associated with our New Drug Application (NDA) for iDose TR submitted to the FDA and also had elevated spend around other iDose TR NDA activities during the six months ended June 30, 2023.

During the six months ended June 30, 2024, we incurred $38.2 million in core R&D expenses and $26.9 million in clinical expenses, comprised of $38.8 million in compensation and related employee expenses with the remaining $28.9 million spent on the continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as next generation iDose products; Epioxa, a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (also referred to as “epi-on”); and our earlier stage programs for glaucoma, corneal, retinal and other therapeutic investments. For the six months ended June 30, 2023, we incurred $40.8 million in core R&D expenses and $27.6 million in clinical expenses, comprised of $37.4 million in compensation and related employee expenses with the remaining $31.0 million spent on the above-mentioned programs.

Acquired In-process Research and Development

During the six months ended June 30, 2024, we issued $5.0 million of our common stock and paid approximately $5.1 million in cash, in connection with the asset acquisition of 100% of the outstanding equity interests in a clinical stage biopharma company focused on developing novel therapeutics for ophthalmic diseases, including all related patents and patent applications, technology and know-how. Also included in IPR&D for the six months ended June 30, 2024 is $1.3 million of contingent consideration related to our Sales Agreement with Celanese and our $2.5 million upfront payment related to our aforementioned License Agreement, pursuant to which we obtained an exclusive, worldwide license to develop and commercialize drug products incorporating certain proprietary technology.

In the six months ended June 30, 2023, we issued $3.0 million of our common stock in connection with the acquisition of intellectual property rights regarding certain formulations and methods for treating an ophthalmic disorder, including all related patents and patent applications, technology and know-how.

Non-Operating Expense, Net

We had non-operating expense, net of $21.6 million and $4.5 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The change primarily relates to $18.0 million of expenses related to our June 2024 Convertible Note exchange, partially offset by an increase in interest income earned on investments of $2.4 million, as compared to the six months ended June 30, 2023.

Income Tax Provision

Our effective tax rate for the six months ended June 30, 2024 and June 30, 2023 was (0.78)% and (1.25)%, respectively. For the six months ended June 30, 2024 and June 30, 2023, we recorded a provision for income taxes of $0.7 million and $0.8 million, respectively, which was primarily comprised of state and foreign income tax expense, offset by release of uncertain tax positions for which the statute of limitations has expired.

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

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$68,075	$93,467
Short-term investments	193,589	201,964
Accounts receivable, net	51,217	39,850
Inventory	56,480	41,986
Accounts payable	11,560	13,440
Accrued liabilities	58,523	60,574
Working capital (1)	313,698	321,447
(1)	Working capital consists of total current assets less total current liabilities per our condensed consolidated balance sheets.

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

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

Our cash, cash equivalents and short-term investments totaled approximately $261.7 million and our restricted cash totaled approximately $4.7 million as of June 30, 2024.

Senior Convertible Notes

Our remaining Convertible Notes outstanding may be converted at the option of the holders at the times and under the circumstances and at the conversion rate described in Note 9. Convertible Senior Notes of our condensed consolidated financial statements. As of June 30, 2024, there was $57.5 million in principal balance on the Convertible Notes outstanding, and one of the conditions allowing holders of the Convertible Notes to convert had been met. The conditions allowing holders of the Convertible Notes to convert are measured each quarter. The trading price of our common stock remained above 130% of the applicable $56.10 conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, June 30, 2024, holders of the Convertible Notes would have the right to convert their Convertible Notes beginning July 1, 2024 through September 30, 2024. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. Settling all or a portion of the conversion obligation in cash could adversely affect our liquidity.

We may seek to obtain additional financing in the future through other debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all and although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations.

Short-term Liquidity Requirements

Our short-term liquidity requirements primarily consist of regular operating costs, R&D project funding, capital expenditures as we continue the development of our manufacturing facilities and office spaces, operating and financing lease obligations, government rebate obligations, interest payments related to our Convertible Notes, and other firm purchase commitments. As of June 30, 2024, we had net working capital of $313.7 million, which indicates that our current assets are sufficient to cover our short-term liabilities.

Long-term Liquidity Requirements

Our long-term liquidity requirements primarily consist of interest and potential principal payments related to our Convertible Notes, capital expenditures for the continued development of our manufacturing facilities and office spaces, potential future payments related to our licensing agreements, and firm purchase commitments. As demand grows for our products, we will continue to expand global operations to meet demand through investments in our manufacturing capabilities.

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

The following table is a condensed summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(52,239)	$(38,925)
Investing activities	5,481	12,119
Financing activities	21,759	272
Exchange rate changes	(1,516)	599
Net decrease in cash, cash equivalents and restricted cash	$(26,515)	$(25,935)

At June 30, 2024, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the six months ended June 30, 2024, our operating activities used $52.2 million in net cash and in the six months ended June 30, 2023 our operating activities used $38.9 million of net cash.

For the six months ended June 30, 2024, our net cash used in operating activities reflected our net loss of $91.4 million, adjusted for non-cash items of $69.8 million, primarily consisting of inducement expense related to the Convertible Notes exchange of $17.4 million, stock-based compensation expense of $22.5 million, depreciation of $5.4 million, amortization of intangible assets of $12.5 million, noncash lease expense of $2.1 million, amortization of debt issuance costs of $0.6 million, other liabilities of $3.5 million, amortization of premium on short-term investments of $2.2 million and IPR&D acquired through issuance of common stock of $5.0 million. Additionally, changes in operating assets and liabilities resulted in a net use of cash of $30.6 million, which resulted primarily from an increase in inventory of $15.1 million, an increase in accounts receivable of $12.0 million, an increase in other assets of $2.2 million, a decrease in accounts payable and accrued liabilities of $5.0 million, partially offset by a decrease in prepaid expenses and other current assets of $3.7 million.

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

Investing Activities

In the six months ended June 30, 2024 and June 30, 2023 our investing activities provided $5.5 million and $12.1 million of net cash, respectively.

For the six months ended June 30, 2024, we used cash of approximately $91.1 million for purchases of short-term investments, approximately $3.1 million for purchases of property and equipment, primarily related to our facilities in Aliso Viejo, California; and San Clemente, California; and approximately $2.1 million related to investments in company-owned life insurance, and we received cash of approximately $101.7 million from sales and maturities of short-term investments.

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

Financing Activities

In the six months ended June 30, 2024 and June 30, 2023, our financing activities provided $21.8 million and $0.3 million of net cash, respectively.

For the six months ended June 30, 2024, we received $26.7 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan, used $4.5 million for payment of employee taxes related to restricted stock unit vesting and paid $0.4 million in principal on our finance lease.

For the six months ended June 30, 2023, we received $4.5 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan, used $3.9 million for payment of employee taxes related to restricted stock unit vesting and paid $0.3 million in principal on our finance lease.

We do not have any off-balance sheet arrangements.

Material Cash Requirements

There have been no significant changes to our material cash requirements, including commitments for capital expenditures and known contractual and other obligations, as of June 30, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 23, 2024.

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

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” included in Part II, Item 7 of our Annual Report. There have been no material changes to our critical accounting policies and estimates as disclosed therein, during the three and six months ended June 30, 2024, as compared with those disclosed in our Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our second fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item IA of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, which was filed with the United States (U.S.) Securities and Exchange Commission (SEC) on May 3, 2024. These risks and uncertainties are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements preceding Part I, Item 1 in this Quarterly Report on Form 10-Q.

We do not believe any of the changes constitute material changes from the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

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

Recent geopolitical conflicts, natural disasters and public health crises, including COVID-19, have led to or exacerbated certain unfavorable global and regional macroeconomic conditions, including inflation, volatility in the financial and credit markets, higher interest rates and capital costs, labor shortages, increased energy costs, and currency fluctuations, which have had, and could continue to have, an adverse effect on the global economy, the regional economies that we serve and our business, results of operations, financial condition, liquidity and ability to access our existing cash, cash equivalents and investments. Continuation or worsening of these unfavorable global and regional conditions, or similar new events or crises, could have a material adverse effect on our operations, including through foreign exchange rate headwinds, higher operating expenses and lower operating margins, and cause us to need to seek additional capital, which may not be available to us on favorable terms or at all.

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

●	Impacts or delays to our product development efforts, including due to slowdown of new patient enrollment in clinical trials such as we experienced in our 2020 and 2021 iDose clinical trial, or regulatory clearances and approvals;
●	Costs associated with protecting the health of our employees and adhering to any guidance or orders of various governmental authorities, such as masking, testing, and social distancing requirements;
●	Risks associated with remote work, including increased cybersecurity risk;
●	Widespread staffing shortages and turnover, including in ambulatory surgery centers, and mandatory and voluntary quarantining, which may impact elective procedures;
●	Outbreaks of disease in our facilities, which could require us to temporarily shut down manufacturing operations or cause a disruption to, or shortage in, our workforce;
●	Delays in shipments of our products, which could harm our customer relations and adversely impact our competitive positioning and sales, including as a result of longer lead times, delays, higher prices and unfulfilled deliveries of our supply chain and development partners, each of which we continued to experience in 2023 and some of which we anticipate will continue into the near future;
●	Restrictions on our personnel’s ability to access customers and clinical sites for training and support; and
●	Volatility in credit or financial markets.

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

Since the Company’s inception in 1998, we have incurred significant operating losses. Although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations in the future. As of June 30, 2024, we had an accumulated deficit of approximately $690.5 million, principally comprised of costs incurred in our clinical trials, R&D programs, our selling, general and administrative expenses, and from amortization expense related to our acquired developed technology intangible assets included in cost of sales. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering, the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities, cash generated from commercial operations and the issuance of the Company’s 2.75% convertible notes due 2027 (Convertible Notes). Our operations to date have been, and our future growth and success will be, impacted by our ability to expand our business, including the success of our marketing and sales efforts, our timely satisfaction of regulatory requirements, and our overall ability to maintain a competitive position. To implement our global business strategies we have made, and expect to continue to make, significant investments in R&D activities, clinical studies, expanding our manufacturing capabilities, growing our sales and marketing organization, engaging in market access activities, enforcing and defending our intellectual property rights, acquiring companies or in-license products and intellectual property, building our general and administrative infrastructure, and obtaining regulatory clearance or approval to commercialize our pipeline product globally and expand our existing products into international markets or products We expect our expenses will continue to increase as we pursue these objectives. While we believe we have sufficient cash to fund our operations for at least the next 12 months from the date our condensed consolidated financial statements for the quarter ended June 30, 2024 are made publicly available, our ability to reach sustained profitability and generate positive cash flow in the future is highly uncertain.

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

Our existing foreign operations, as well as our planned international growth, expose us to additional uncertainty and risks beyond regulatory authorization and reimbursement levels. We sell our products through direct sales organizations and a network of third-party distribution partners in other markets. These international operations expose us and our subsidiaries and third-party distributors to a variety of risks including, without limitation, the following:

●	different, and in some cases more exacting and lengthy, regulatory approval processes, regulations and laws, pricing and reimbursement systems, and rebate requirements applicable to us, our suppliers and distributors;
●	reduced or varied protection for intellectual property rights or difficulties enforcing our intellectual property rights and defending against third-party threats and intellectual property enforcement actions against us, our distributors, or any of our third-party suppliers;
●	pricing pressure or longer sales and payment cycles;
●	different competitive dynamics, including smaller market sizes, which we may not be able to fully appreciate before entering certain foreign markets;
●	a shortage of qualified sales personnel and distributors;
●	the challenges of managing foreign operations;
●	relative disadvantages compared to competitors with more recognizable names, longer operating histories and better established distribution networks and customer relationships;
●	political and economic instability, international terrorism and anti-U.S. sentiment, or the imposition of U.S. or international sanctions that could restrict or prohibit continued business;
●	changes in duties and tariffs, license obligations, importation laws and other non-tariff barriers to trade;
●	scrutiny of foreign tax authorities that could result in significant fines, penalties and additional taxes;
●	different cultural norms which may impact how business is conducted;
●	laws and business practices favoring local companies;
●	difficulties in maintaining consistency and compliance with our internal guidelines;
●	difficulties in enforcing agreements and collecting receivables through foreign legal systems;
●	risks of money laundering, bribery and corruption practices, off-label promotion or breach of sanction regulations by our personnel or distributors, which may be difficult for us to discover or prevent;
●	failures by our third-party partners to properly assist us with local guidance on operations, financial and other reporting, accounting, tax, payroll, legal and regulatory matters; and
●	costly and complex export requirements and restrictions, particularly relating to technology.

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

At December 31, 2023, we had federal and state R&D credit carryforwards of approximately $43.8 million and $25.0 million, respectively. Portions of federal and $4.4 million of state R&D credits will expire annually, if unused, while $20.6 million of state R&D credits carry forward indefinitely. Additionally, as of December 31, 2023, we expect to be awarded a total of $3.0 million in California economic development credits which can be used to offset California taxable income. These credits begin to expire in 2028, if unused.

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

As of December 31, 2023, we had $287.5 million in principal amount of indebtedness as a result of the issuance of the Convertible Notes. On June 28, 2024, we closed the transactions contemplated by separate, privately negotiated exchange agreements (Exchange Agreements) entered into with certain holders of the Convertible Notes, pursuant to which the company repurchased an aggregate of $230.0 million principal amount of Convertible Notes for aggregate consideration consisting of 4,253,423 shares of the Company’s common stock, par value $0.001 per share, and cash in lieu of fractional shares and in respect of accrued interest on the Convertible Notes. As of June 30, 2024, we had $57.5 million in principal amount of indebtedness under the remaining Convertible Notes.

We may incur additional indebtedness to meet future financing needs. Interest payments, fees, covenants and restrictions under agreements governing our current or future indebtedness, including the indenture governing the Convertible Notes, could have significant consequences, including the following: impairing our ability to successfully continue to commercialize our current or future products; limiting our ability to obtain additional financing on satisfactory terms; increasing our vulnerability to general economic downturns, competition and industry conditions; requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness; inhibiting our flexibility to plan for, or react to, changes in our business; and diluting the interests of our existing stockholders if we issue additional shares of our common stock upon conversion, or repurchase, of the remaining Convertible Notes. The occurrence of any one of these events could have an adverse effect on our business, financial condition, operating results or cash flows and ability to satisfy our obligations under the indenture governing the Convertible Notes and any other indebtedness.

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

In addition, we may from time to time seek to retire or purchase our outstanding debt, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered, as it was for the first two quarters of 2024, holders of the Convertible Notes will have the option to convert the Convertible Notes at any time during specified periods. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

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

In addition to uncertainties surrounding coverage policies, there are uncertainties regarding appropriate reimbursement for the procedures associated with certain of our products like iAccess, a precision blade, iPRIME, a viscoelastic delivery system, and iStent infinite and iDose TR, as well as sporadic volatility in reimbursement levels of existing products, including our Photrexa therapy and the procedures associated with our existing products, such as our iStent family of products. For example, in 2022 the CMS’ payment rates significantly lowered the Medicare physician fee payment rates and slightly lowered the Medicare facility fee payment rates related to the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, furnished in the ambulatory surgery center (ASC) setting, which we believe disrupted traditional customer ordering patterns and resulted in certain of our customers’ utilization of competitive products, causing reduced glaucoma sales volumes in the U.S. in 2022 and 2023. Additionally, the facility fee payment rates for the standalone procedure that hospitals and ambulatory surgery centers will use with Glaukos’ iStent infinite product were lower than anticipated for 2022 and were not significantly modified by CMS for 2023 facility fee payment rates. While CMS’ 2024 Medicare payment rates increased facility fee payment rates related to the implantation of trabecular bypass stents, such as our iStent family of products, both in conjunction with cataract surgery and as a standalone procedure, in both the ASC and hospital setting, we expect the reduced physician fee payment rates to have an adverse impact on procedural iStent family product volumes, in conjunction with cataract surgery and on a stand-alone basis, in 2024 as well as on our U.S. combo-cataract glaucoma revenues, gross profit, and net income.

The demand for, and the profitability of, our products could be materially harmed if the Medicaid program, Medicare program, other healthcare programs in the U.S. or elsewhere, or third party commercial payors in the U.S. or elsewhere, deny reimbursement for our products, limit the indications for which our products will be reimbursed, are unclear on appropriate reimbursement codes or provide reimbursement only on unfavorable terms. For example, in June 2023 five MACs, which set physician fee payment rates for products covered by temporary CPT Category III codes, published proposed local coverage determinations (LCDs) that deemed certain ophthalmic procedures, including the procedures using our iAccess and iPRIME products, investigational and therefore not covered by Medicare and not reimbursed, which LCD was ultimately adopted and then reversed by these MACs. This non-coverage determination was not included in the proposed LCDs subsequently published by the five MACs in April 2024. Additionally, the physician fee payment rates for the procedures using our iDose TR product will be determined by the MACs, the majority of which have not yet published this rate. Also, when procedures associated with our products transition from temporary CPT Category III codes to permanent CPT Category I codes, the physician and facility reimbursement levels associated with the procedures using these products could be decreased, such as the decreased payment rates for procedures using our iStent-related products, in conjunction with cataract surgery, established by CMS for 2022 and 2023, as discussed above. Even when a permanent billing code has been assigned to a product, there is no guarantee that coverage will be provided. If we are unable to maintain our existing codes or obtain new permanent codes for procedures using our products, use existing codes for new products or obtain new reimbursement codes for our products in development, we may be subject to significant pricing pressure, that could harm our results of operations, financial condition and prospects. In the foreign markets in which we operate, different pricing and reimbursement systems, could result in lower reimbursement, harming our ability to operate our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 28, 2024, the Company issued 4,253,423 shares of the Company’s common stock (Shares). The Company issued the Shares as consideration for the repurchase of an aggregate of $230.0 million principal amount of Convertible Notes pursuant to the terms of separate, privately negotiated exchange agreements entered into with certain holders of the Convertible Notes. The Shares were issued in reliance on the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act, and only to investors that qualified as “qualified institutional buyers” (as such term is defined in Rule 144A of the Securities Act) and institutional “accredited investors” (as such term is defined in Rule 501 of the Securities Act).

Item 5. Other Information

Insider Trading Arrangements

On June 15, 2024, Gilbert H. Kliman, M.D., a member of the Company’s Board of Directors, terminated the 10b5-1 trading plan that he had entered into on March 15, 2024. On June 15, 2024, Dr. Kliman also adopted a new 10b5-1 trading plan (the “Trading Plan”). The Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Trading Plan provides for the potential sale of 10,000 shares of the Company’s common stock commencing September 16, 2024. The Trading Plan terminates on the earlier of May 23, 2025 or the date all shares are sold.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	8-K	1-37463	3.1	06/30/2015
3.2	Amended and Restated Bylaws of the Registrant	8-K	1-37463	3.1	12/21/2022
10.1+	Glaukos Corporation Amended and Restated 2015 Omnibus Incentive Compensation Plan	8-K	1-37463	10.1	06/05/2024

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+ Indicates a management contract or compensatory plan or arrangement

* Filed Herewith.

** Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on August 2, 2024.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chairman and Chief Executive Officer (Principal Executive Officer; Duly Authorized Officer)

By:	/s/ ALEX R. THURMAN
Alex R. Thurman
Senior Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)