Form 10-Q
period 2024-09-30
GLAUKOS Corp
filed 2024-11-05
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 31, 2024, there were 55,137,429 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2024

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

Risks Related to Our Business

●	Failure to achieve commercial success of iDose TR could materially impact our business.
●	Downturns or volatility in general economic conditions and public health crises could harm our business.
●	Supply and/or manufacturing disruptions impacting our principal revenue-producing products could reduce our gross margins and negatively impact our operating results.
●	We may not reach sustained profitability.
●	We may fail to generate sufficient sales of our commercialized products or to develop and commercialize additional products.
●	We are subject to a variety of risks associated with our international operations.
●	We may not meet our customers’ expectations for the quality or delivery of our products, which could harm our reputation and sales.
●	If ophthalmic surgeons do not use or if they misuse our products, our business could be harmed.
●	We may fail to manage our anticipated growth effectively and may not be able to meet customer demand.
●	We may be unable to retain or recruit qualified personnel for growth.
●	We have and may continue to enter into acquisitions, collaborations, in-licensing agreements, joint ventures, alliances or partnerships with third parties that could fail.
●	Cybersecurity incidents, service interruptions, or data corruption could materially disrupt our operations and adversely affect our business.
●	Failure to comply with data privacy and security laws could have a material adverse effect on our business.
●	Our net operating loss tax carryforwards may not be available to offset future taxable income.

Risks Related to Our Indebtedness

●	Our debt service obligations could limit our cash flow, and we may not have sufficient cash flow from our business to pay our debt obligations.
●	The conversion of the Convertible Notes, may adversely affect our financial condition and operating results.
●	The capped call transactions may affect the value of our common stock, and subject us to counterparty risk.

Risks Related to Our Regulatory Environment

●	Compliance with applicable regulations can be costly and failure to comply with such regulations could harm our business, financial condition and operating results.
●	Legislative or regulatory reform of the healthcare system could hinder or prevent our products’ commercial success.
●	Inadequate or inconsistent reimbursement for our products may adversely impact our business.

Risks Related to Our Intellectual Property

●	Failure to protect our intellectual property could substantially impair our ability to compete.
●	Intellectual property claims or litigation could be costly, time-consuming and unsuccessful and could interfere with our ability to successfully commercialize our products.

Risks Related to Our Common Stock

●	Provisions in our Certificate of Incorporation and Bylaws limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts.
●	Our Certificate of Incorporation designates the sole and exclusive forum for certain types of actions and proceedings, which could limit our stockholders’ ability to obtain a favorable judicial forum.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$100,143	$93,467
Short-term investments	162,330	201,964
Accounts receivable, net	56,408	39,850
Inventory	59,895	41,986
Prepaid expenses and other current assets	18,506	18,194
Total current assets	397,282	395,461
Restricted cash	4,733	5,856
Property and equipment, net	98,581	103,212
Operating lease right-of-use assets	27,321	27,146
Finance lease right-of-use asset	42,365	44,180
Intangible assets, net	269,418	282,956
Goodwill	66,134	66,134
Deposits and other assets	20,709	15,469
Total assets	$926,543	$940,414

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,103	$13,440
Accrued liabilities	60,581	60,574
Total current liabilities	71,684	74,014
Convertible senior notes	56,759	282,773
Operating lease liability	30,656	30,427
Finance lease liability	69,712	70,538
Deferred tax liability, net	7,143	7,144
Other liabilities	22,080	13,752
Total liabilities	258,034	478,648

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 55,122 and 49,148 shares issued and 55,094 and 49,120 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	55	49
Additional paid-in capital	1,377,825	1,059,751
Accumulated other comprehensive income	2,620	1,165
Accumulated deficit	(711,859)	(599,067)
Less treasury stock (28 shares as of September 30, 2024 and December 31, 2023)	(132)	(132)
Total stockholders' equity	668,509	461,766
Total liabilities and stockholders' equity	$926,543	$940,414

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$96,670	$78,048	$277,982	$232,346
Cost of sales	22,584	18,510	65,392	56,684
Gross profit	74,086	59,538	212,590	175,662
Operating expenses:
Selling, general and administrative	64,000	54,247	192,163	161,034
Research and development	34,746	33,301	99,898	101,706
Acquired in-process research and development	-	-	14,229	3,000
Total operating expenses	98,746	87,548	306,290	265,740
Loss from operations	(24,660)	(28,010)	(93,700)	(90,078)
Non-operating income (expense):
Interest income	2,700	2,710	8,611	6,252
Interest expense	(1,663)	(3,398)	(8,468)	(10,205)
Charges associated with convertible senior notes	-	-	(18,012)	-
Other income (expense), net	2,391	(1,709)	(338)	(2,978)
Total non-operating income (expense)	3,428	(2,397)	(18,207)	(6,931)
Loss before taxes	(21,232)	(30,407)	(111,907)	(97,009)
Income tax provision	177	37	885	873
Net loss	$(21,409)	$(30,444)	$(112,792)	$(97,882)
Basic and diluted net loss per share	$(0.39)	$(0.63)	$(2.18)	$(2.03)
Weighted average shares used to compute basic and diluted net loss per share	55,037	48,675	51,804	48,284

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(21,409)	$(30,444)	$(112,792)	$(97,882)
Other comprehensive income:
Foreign currency translation (loss) income	(510)	561	478	822
Unrealized income on short-term investments	939	590	977	2,917
Other comprehensive income	429	1,151	1,455	3,739
Total comprehensive loss	$(20,980)	$(29,293)	$(111,337)	$(94,143)

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income	deficit	Shares	Amount	equity
Balance at December 31, 2023	49,148	$49	$1,059,751	$1,165	$(599,067)	(28)	$(132)	$461,766
Common stock issued under stock plans, net	672	1	13,364	-	-	-	-	13,365
Asset acquisition through issuance of common stock	55	-	5,000	-	-	-	-	5,000
Stock-based compensation	-	-	11,165	-	-	-	-	11,165
Other comprehensive income	-	-	-	272	-	-	-	272
Net loss	-	-	-	-	(40,838)	-	-	(40,838)
Balance at March 31, 2024	49,875	$50	$1,089,280	$1,437	$(639,905)	(28)	$(132)	$450,730
Common stock issued under stock plans, net	724	1	8,818	-	-	-	-	8,819
Issuance of common stock in exchange for convertible senior notes	4,253	4	244,084	-	-	-	-	244,088
Stock-based compensation	-	-	11,313	-	-	-	-	11,313
Other comprehensive income	-	-	-	754	-	-	-	754
Net loss	-	-	-	-	(50,545)	-	-	(50,545)
Balance at June 30, 2024	54,852	$55	$1,353,495	$2,191	$(690,450)	(28)	$(132)	$665,159
Common stock issued under stock plans, net	270	-	9,910	-	-	-	-	9,910
Stock-based compensation	-	-	14,420	-	-	-	-	14,420
Other comprehensive income	-	-	-	429	-	-	-	429
Net loss	-	-	-	-	(21,409)	-	-	(21,409)
Balance at September 30, 2024	55,122	$55	$1,377,825	$2,620	$(711,859)	(28)	$(132)	$668,509

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	(loss) income	deficit	Shares	Amount	equity
Balance at December 31, 2022	47,782	$48	$997,470	$(2,975)	$(464,406)	(28)	$(132)	$530,005
Common stock issued under stock plans, net	187	-	1,301	-	-	-	-	1,301
Stock-based compensation	-	-	10,184	-	-	-	-	10,184
Other comprehensive income	-	-	-	1,650	-	-	-	1,650
Net loss	-	-	-	-	(34,626)	-	-	(34,626)
Balance at March 31, 2023	47,969	$48	$1,008,955	$(1,325)	$(499,032)	(28)	$(132)	$508,514
Common stock issued under stock plans, net	444	-	(702)	-	-	-	-	(702)
Acquired in-process R&D acquired through the issuance of common stock	-	-	3,000	-	-	-	-	3,000
Stock-based compensation	-	-	9,873	-	-	-	-	9,873
Other comprehensive loss	-	-	-	938	-	-	-	938
Net loss	-	-	-	-	(32,812)	-	-	(32,812)
Balance at June 30, 2023	48,413	$48	$1,021,126	$(387)	$(531,844)	(28)	$(132)	$488,811
Common stock issued under stock plans, net	335	1	7,656	-	-	-	-	7,657
Stock-based compensation	-	-	10,484	-	-	-	-	10,484
Other comprehensive income	-	-	-	1,151	-	-	-	1,151
Net loss	-	-	-	-	(30,444)	-	-	(30,444)
Balance at September 30, 2023	48,748	$49	$1,039,266	$764	$(562,288)	(28)	$(132)	$477,659

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net loss	$(112,792)	$(97,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,181	6,455
Amortization of intangible assets	18,729	18,684
Noncash lease expense	3,194	3,218
Amortization of debt issuance costs	662	1,030
Deferred income tax benefit	(1)	(15)
Loss on disposal of fixed assets	64	881
Stock-based compensation	36,898	30,541
Unrealized foreign currency losses	490	991
Amortization of premium on short-term investments	(3,187)	(1,041)
Other liabilities	4,894	2,231
Acquired in-process R&D acquired through the issuance of common stock	5,000	3,000
Inducement expense related to exchange of convertible senior notes	17,412	-
Changes in operating assets and liabilities:
Accounts receivable, net	(16,476)	(3,535)
Inventory	(18,161)	(2,903)
Prepaid expenses and other current assets	(318)	(2,355)
Accounts payable and accrued liabilities	(4,406)	(6,149)
Other assets	(2,008)	(244)
Net cash used in operating activities	(61,825)	(47,093)
Investing activities
Purchases of short-term investments	(123,091)	(193,538)
Proceeds from sales and maturities of short-term investments	166,891	238,735
Purchases of property and equipment	(4,567)	(16,034)
Proceeds from disposal of property and equipment	38	-
Investment in company-owned life insurance	(3,227)	(2,147)
Net cash provided by investing activities	36,044	27,016
Financing activities
Proceeds from exercise of stock options	29,509	6,624
Proceeds from share purchases under Employee Stock Purchase Plan	7,416	6,278
Payment of employee taxes related to vested restricted stock units	(4,833)	(4,646)
Principal paid on finance lease	(665)	(517)
Net cash provided by financing activities	31,427	7,739
Effect of exchange rate changes on cash and cash equivalents	(93)	520
Net increase (decrease) in cash, cash equivalents and restricted cash	5,553	(11,818)
Cash, cash equivalents and restricted cash at beginning of period	99,323	126,603
Cash, cash equivalents and restricted cash at end of period	$104,876	$114,785
Supplemental disclosures of cash flow information
Taxes paid, net of refunds	$1,165	$1,218
Interest paid on convertible senior notes	$3,953	$3,953
Other interest paid	$3,393	$3,237
Supplemental schedule of noncash investing and financing activities
Convertible senior notes exchanged for common stock, net of debt issuance costs	$226,676	-
Purchases of property and equipment included in accounts payable and accrued liabilities	$114	$3,201

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

As permitted by Form 10-Q and Article 10 of Regulation S-X, under those rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments necessary for the fair presentation of the Company’s financial information contained herein. All such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements. These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2023, which are contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on February 23, 2024. The Company’s results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period.

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

On March 7, 2024, the Company issued $5.0 million of its common stock and paid approximately $5.1 million in cash in connection with the acquisition of 100% of the outstanding equity interests in a clinical stage biopharma company (the Seller) focused on developing novel therapeutics for rare ophthalmic diseases, including all related patents and patent applications, technology and know-how. The Company accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business, and the acquisition costs are recorded within acquired in-process research and development on the condensed consolidated statement of operations. Under the terms of the agreement, if these proprietary technologies are commercialized, the Company may have to make potential payments of up to $51.0 million upon the achievement of certain event-based development milestones, potential payments of up to $150.0 million upon the achievement of certain commercial sales-based milestones should annual net sales of a licensed product eventually exceed various levels, and up to a low double digit royalty on net sales. Furthermore, because the first two development milestones are payable in either cash or Company shares at the Company’s sole discretion, the Company has accrued a liability in the amount of $1.5 million related to these two milestones, which is classified as other liabilities within the condensed consolidated balance sheets, as the contingent consideration is not expected to be paid within the next twelve months. See also Note 4, Fair Value Measurements for additional details regarding this contingent consideration.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that equate to the amount reported in the condensed consolidated statements of cash flows as of the beginning and end of nine months ended September 30, 2024 (in thousands):

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$100,143	$93,467
Restricted cash	4,733	5,856
Cash, cash equivalents and restricted cash	$104,876	$99,323

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

Note 3.  Balance Sheet Details

Short-term Investments

Short-term investments consisted of the following (in thousands):

	At September 30, 2024
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. treasury securities	less than 2	$122,436	$495	$(12)	$122,919
Bank certificates of deposit	less than 2	6,420	10	-	6,430
Corporate notes	less than 3	18,862	201	(31)	19,032
Asset-backed securities	less than 2	10,932	24	(36)	10,920
Municipal bonds	less than 3	3,010	19	-	3,029
Total		$161,660	$749	$(79)	$162,330

	At December 31, 2023
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. government agency bonds	less than 3	$25,995	$2	$(347)	$25,650
U.S. treasury securities	less than 2	124,780	274	(36)	125,018
Bank certificates of deposit	less than 1	7,100	9	-	7,109
Commercial paper	less than 1	5,679	4	(1)	5,682
Corporate notes	less than 3	21,292	77	(229)	21,140
Asset-backed securities	less than 2	12,415	41	(135)	12,321
Municipal bonds	less than 3	5,010	34	-	5,044
Total		$202,271	$441	$(748)	$201,964

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

The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest expense in the condensed consolidated statements of operations through an allowance for credit losses. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss. Unrealized losses on available-for-sale debt securities as of September 30, 2024 and December 31, 2023 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Further, the Company does not intend to sell these investments prior to maturity and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not record an allowance for credit losses with these investments as of September 30, 2024 and December 31, 2023.

Accounts Receivable, Net

Accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accounts receivable	$57,627	$41,051
Allowance for credit losses	(1,219)	(1,201)
	$56,408	$39,850

The Company’s allowance for credit losses represents management’s estimate of current expected credit losses related to customer receivables. There were immaterial bad-debt write offs charged during the nine months ended September 30, 2024.

Additionally, no customers accounted for more than 10% of net accounts receivable as of September 30, 2024 or December 31, 2023.

Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Finished goods	$26,868	$16,699
Work in process	14,836	12,870
Raw material	18,191	12,417
	$59,895	$41,986

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued bonuses	$15,646	$20,588
Accrued payroll taxes	1,941	2,365
Accrued vacation benefits	5,685	5,269
Accrued sales rebates	13,297	8,935
Other accrued liabilities	24,012	23,417
	$60,581	$60,574

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		At September 30, 2024
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds (i)	$44,519	$44,519	$-	$-
Available for sale securities:
U.S. treasury securities (ii)(v)	132,200	-	132,200	-
Commercial paper (ii)	-	-	-	-
Bank certificates of deposit (ii)	6,430	-	6,430	-
Corporate notes (ii)	19,032	-	19,032	-
Asset-backed securities (ii)	10,920	-	10,920	-
Municipal bonds (ii)	3,029	-	3,029	-
Investments held for deferred compensation plans (iii)	14,816	-	14,816	-
Total Assets	$230,946	$44,519	$186,427	$-
Liabilities
Deferred compensation plans (iv)	$14,559	$-	$14,559	$-
Contingent consideration (iv)	$1,500	$-	$-	$1,500
Total Liabilities	$16,059	$-	$14,559	$1,500

(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)	Included in deposits and other assets on the condensed consolidated balance sheets.
(iv)	Included in other liabilities on the condensed consolidated balance sheets.
(v)	One U.S. treasury security totaling $9,281 (in thousands) is included in cash and cash equivalents on the consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the consolidated balance sheets.

		At December 31, 2023
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets

Cash equivalents:
Money market funds (i)	$52,156	$52,156	$-	$-
Available for sale securities:
U.S. government agency bonds (ii)	$25,650	$-	$25,650	$-
U.S. treasury securities (ii)	125,018	-	125,018	-
Commercial paper (ii)	5,682	-	5,682	-
Bank certificates of deposit (ii)	7,109	-	7,109	-
Corporate notes (ii)	21,140	-	21,140	-
Asset-backed securities (ii)	12,321	-	12,321	-
Municipal bonds (ii)	5,044	-	5,044	-
Investments held for deferred compensation plans (iii)	11,589	-	11,589	-
Total Assets	$265,709	$52,156	$213,553	$-
Liabilities
Deferred compensation plans (iv)	$11,294	$-	$11,294	$-
Total Liabilities	$11,294	$-	$11,294	$-
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)	Included in deposits and other assets on the condensed consolidated balance sheets.
(iv)	Included in other liabilities on the condensed consolidated balance sheets.

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

The Company recorded a contingent consideration liability upon the asset acquisition described in Recent Developments within Note 1, Organization and Basis of Presentation above. The contingent consideration is measured at fair value and is based on significant inputs not observable in the market which includes the probability and timing of achieving certain future milestones, and to a lesser extent, an applicable discount rate and Glaukos’ credit rating. This represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes a market participant would make. The Company assesses these estimates on an ongoing basis as it obtains additional data impacting the assumptions. During the three and nine months ended September 30, 2024, the contingent consideration liability increased from $1.4 million to $1.5 million, with the change in the fair value of contingent consideration related to updated assumptions and estimates recognized within the condensed consolidated statements of operations.

There were no transfers between levels within the fair value hierarchy during the periods presented.

The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of December 31, 2023.

Convertible Senior Notes

As of September 30, 2024 and December 31, 2023, the fair value of the Convertible Notes was $135.3 million and $444.0 million, respectively. The fair value was determined on the basis of the market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 1, Organization and Basis of Presentation and Note 9, Convertible Senior Notes for additional information.

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

The Company’s remaining foreign subsidiaries’ leased office and warehouse space totals less than 35,000 square feet.

The following table presents the maturity of the Company’s operating and finance lease liabilities within the condensed consolidated balance sheets:

Maturity of Lease Liabilities	Operating	Finance
(in thousands)	Leases (a)	Leases (b)
Remainder of 2024	$1,018	$1,306
2025	4,034	5,340
2026	4,034	5,500
2027	4,074	5,665
2028	4,152	5,835
2029	4,222	6,010
Thereafter	29,346	90,060
Total lease payments	$50,880	$119,716
Less: imputed interest	18,681	48,919
Total lease liabilities	$32,199	$70,797
(a)	Operating lease payments include $23.2 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Finance lease payments include $75.8 million related to options to extend lease terms that are reasonably certain of being exercised.

Note 6.   Intangible Assets and Goodwill

Intangible assets

For the three months ended September 30, 2024 and September 30, 2023, amortization expense related to the Company’s finite-lived intangible assets was approximately $5.5 million and $0.7 million, respectively, recorded in cost of sales and selling, general and administrative expenses, respectively, in the condensed consolidated statements of operations and for the nine months ended September 30, 2024 and September 30, 2023, amortization expense related to the Company’s finite-lived intangible assets was approximately $16.6 million and $2.1 million, respectively, recorded in cost of sales and selling, general and administrative expenses, respectively, in the condensed consolidated statements of operations.

The Company evaluated its indefinite-lived intangible assets for impairment and concluded there were no indicators of impairment as of September 30, 2024.

Goodwill

The assessment of goodwill by reporting unit is performed annually, in the fourth quarter, or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. The Company considered the current and expected future economic and market conditions and its impact on the Company’s reporting unit. Based on interim assessments, the Company did not identify any “triggering” events which would indicate an impairment of goodwill as of September 30, 2024.

The following table presents the composition of the Company’s intangible assets and goodwill (in thousands):

	Weighted-	As of September 30, 2024			As of December 31, 2023
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period (in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed technology	11.4	$252,200	$(107,238)	$144,962	$252,200	$(90,670)	$161,530
Customer relationships	5.0	14,100	(13,689)	411	14,100	(11,574)	2,526
License	4.0	5,190	(45)	5,145	-	-	-
Intangible assets subject to amortization		271,490	(120,972)	150,518	266,300	(102,244)	164,056

In-process research and development	Indefinite	$118,900	$-	$118,900	$118,900	$-	$118,900

Total		$390,390	$(120,972)	$269,418	$385,200	$(102,244)	$282,956

Goodwill	Indefinite	$66,134	$-	$66,134	$66,134	$-	$66,134

As of September 30, 2024, expected amortization expense for unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Remainder of 2024	$5,970
2025	22,979
2026	23,736
2027	24,312
2028	21,896
Thereafter	51,625
Total amortization	$150,518

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

Revenue is recognized at an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services, and substantially all of the Company’s net sales for the three and nine months ended September 30, 2024 are considered revenue from contracts with customers.

Disaggregation of Revenue

The Company’s revenues disaggregated by product category and geography for the three and nine months ended September 30, 2024 and September 30, 2023 were as follows (in thousands):

	Three Months Ended
	September 30,
	United States		International		Total
	2024	2023	2024	2023	2024	2023

Glaucoma	$51,565	$38,060	$24,467	$20,280	$76,032	$58,340
Corneal Health	18,452	17,338	2,186	2,370	20,638	19,708
Total	$70,017	$55,398	$26,653	$22,650	$96,670	$78,048

	Nine Months Ended
	September 30,
	United States		International		Total
	2024	2023	2024	2023	2024	2023

Glaucoma	$143,297	$112,765	$75,836	$63,703	$219,133	$176,468
Corneal Health	51,228	48,227	7,621	7,651	58,849	55,878
Total	$194,525	$160,992	$83,457	$71,354	$277,982	$232,346

Contract Balances

Contract Assets

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 days for glaucoma and corneal health products, though extended payment terms may be offered. However, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of September 30, 2024 and December 31, 2023, substantially all amounts included in accounts receivable, net on the condensed consolidated balance sheets are related to contracts with customers.

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

Additionally, effective in the first quarter 2024, certain product sales, primarily the Company’s pharmaceutical products made under governmental pricing programs in the U.S., are subject to rebates under the Medicaid Drug Rebate Program (MDRP). The rebate accrual calculation requires management to project the volume of net sales that will be subject to these rebates. There is a significant time-lag in receiving rebate notices from each state (generally, several months or longer after a sale is recognized). Estimated MDRP rebates are recorded as a reduction of revenue in the period the related sale is recognized and were not material for the three and nine months ended September 30, 2024.

The Company’s total volume-based and MDRP allowances are included in accrued liabilities in the condensed consolidated balance sheets and totaled $13.3 million and $8.9 million as of September 30, 2024 and December 31, 2023, respectively, as detailed below:

Nine Months
Ended
September 30,
2024
Sales rebate balance, January 1, 2024	$8,935
Current period provision	9,280
Payments and credits	(4,918)
Reserve balance, September 30, 2024	$13,297

During the three and nine months ended September 30, 2024 and September 30, 2023, the Company did not recognize any revenue related to material changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

The Company’s net sales within a fiscal year may be impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year.

Note 8.  Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. For periods when the Company realizes a net loss, no common stock equivalents are included in the calculation of weighted average number of dilutive common stock equivalents as the effect of applying the treasury stock method is considered anti-dilutive. For periods when the Company realizes net income, diluted net income per share is calculated by dividing the net income by the weighted average number of common shares plus the sum of the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method. Common stock equivalents are comprised of stock options outstanding and unvested restricted stock units (RSUs) under the Company’s incentive compensation plans and shares issuable under the Company’s Employee Stock Purchase Plan (ESPP). Due to the Company’s net loss position, basic and diluted net loss per share for each of the three and nine months ended September 30, 2024 and September 30, 2023 are the same.

The following potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Convertible senior notes	1,025	5,125	1,025	5,125
Stock options outstanding	2,349	2,492	2,294	2,574
Unvested restricted stock units	977	748	968	676
Employee stock purchase plan	5	9	2	1
	4,356	8,374	4,289	8,376

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

As described in Recent Developments, the Company executed a Convertible Notes Exchange in June 2024, whereby certain of the above-mentioned qualified institutional investors exchanged approximately $230.0 million in aggregate principal of Convertible Notes held for an aggregate of 4,253,423 shares of the Company’s common stock, leaving approximately $57.5 million aggregate principal amount of remaining Convertible Notes outstanding.

As of September 30, 2024, one of the conditions allowing holders of the Convertible Notes to convert had been met. The trading price of the Company’s common stock remained above 130% of the applicable $56.10 conversion price for at least 20 trading days during the 30 consecutive trading-day period ending on, and including, September 30, 2024 resulting in the right of holders of the Convertible Notes to convert their Convertible Notes beginning October 1, 2024 through December 31, 2024.

The remaining Convertible Notes outstanding will mature on June 15, 2027, unless earlier converted, redeemed or repurchased in accordance with their terms.

On October 4, 2024, the Company issued a notice of redemption (Redemption Notice) for the $57.5 million aggregate principal amount outstanding of its Convertible Notes (the Redemption). The Convertible Notes that are called for redemption may be converted by holders into Shares pursuant to physical settlement. The conversion rate for the Convertible Notes is 17.8269 Shares per $1,000 principal amount, plus additional Shares of 0.3501 per $1,000 principal amount. The Convertible Notes are therefore convertible into 18.1770 Shares per $1,000 principal amount surrendered for conversion thereunder.

Pursuant to the Redemption Notice, on December 16, 2024 (the Redemption Date), the Company will redeem all Convertible Notes that have not been converted prior to such date at a redemption price equal to 100% of the principal amount of such Convertible Notes (Redemption Price) together with accrued and unpaid interest from December 1, 2024 to, but excluding, the Redemption Date. On the Redemption Date, the Redemption Price will become due and payable upon each Convertible Note to be redeemed and interest thereon will cease to accrue on and after the Redemption Date.

Interest expense relating to the Convertible Notes in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and September 30, 2023 is summarized as follows (in thousands):

	Three months ended
	September 30,
	2024	2023
Contractual interest expense	$395	$1,977
Amortization of debt issuance costs	67	343
Total interest expense	$462	$2,320

	Nine months ended
	September 30,
	2024	2023
Contractual interest expense	$4,590	$5,930
Amortization of debt issuance costs	662	1,030
Total interest expense	$5,252	$6,960

The effective interest rate on the Convertible Notes for the three and nine months ended September 30, 2024 and September 30, 2023 was 3.2%.

As of September 30, 2024 and December 31, 2023, the Convertible Notes on the condensed consolidated balance sheets represented the carrying amount of the Convertible Notes, net of unamortized debt issuance costs, which are summarized as follows (in thousands):

	As of
	September 30,	December 31,
	2024	2023
Convertible Notes	$57,500	$287,500
Less: Unamortized debt issuance costs	(741)	(4,727)
Carrying amount of Convertible Notes	$56,759	$282,773

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

The capped call transactions are separate transactions that the Company entered into with the Option Counterparties, are not part of the terms of the Convertible Notes and will not change the holders’ rights under the Convertible Notes. As the capped call transactions meet certain accounting criteria, the cost of the capped call transactions of $35.7 million was recorded as a reduction in additional paid-in capital in the consolidated balance sheets and will not be remeasured to fair value as long as the accounting criteria continue to be met. As of September 30, 2024, the Company had not purchased any shares under the capped call transactions.

Note 10.  Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation related to stock options and RSUs in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of sales	$863	$591	$2,427	$1,579
Selling, general and administrative	9,670	6,802	23,957	19,868
Research and development	3,887	3,091	10,514	9,094
Total	$14,420	$10,484	$36,898	$30,541

At September 30, 2024, the total unamortized stock-based compensation expense was approximately $83.9 million, of which $8.6 million and $75.3 million was attributable to stock options and RSUs, respectively. The Company currently issues its annual stock option and RSU grants to eligible employees during the second quarter of each year.

Of the $8.6 million related to stock options, $8.3 million is attributable to time-based stock options and will be recognized over the time-based stock options’ remaining vesting terms of approximately 4.0 years (2.6 years on a weighted average basis). The remaining $0.3 million is attributable to performance-based options and will be recognized over the performance-based stock options’ remaining vesting terms of less than one year (0.9 years on a weighted average basis).

Of the $75.3 million related to RSUs, $74.7 million is attributable to time-based RSUs and will be recognized over the RSUs’ vesting terms of approximately 4.0 years (2.7 years on a weighted-average basis). The remaining $0.6 million is attributable to performance-based RSUs and will be recognized over the performance-based RSUs’ remaining vesting terms of less than two years (1.7 years on a weighted average basis).

The total stock-based compensation cost capitalized in inventory was not material for the three and nine months ended September 30, 2024 and September 30, 2023.

Note 11.  Income Taxes

The provision for income taxes is determined using an effective tax rate. For the three and nine months ended September 30, 2024, the Company’s estimated effective tax rate of (0.83)% and (0.79)%, respectively, was lower than the U.S. federal statutory rate primarily due to the generation of U.S. net operating loss (NOL) and R&D tax credit carryforwards that are partially offset by a valuation allowance, as well as state and foreign income taxes. The effective tax rate may be subject to fluctuations during the year as new information is obtained that may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of NOL carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, expansion of the Company’s taxable presence in domestic and foreign markets, and the amount of valuation allowances against deferred tax assets. For the three and nine months ended September 30, 2024, the Company recorded a provision for income taxes of $0.2 million and $0.9 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded a provision for income taxes of $0.1 million and $0.9 million, respectively. For each of the three and nine months ended September 30, 2024 and September 30, 2023, the provision for income taxes was primarily comprised of state and foreign income tax expense, net of release of uncertain tax positions for which the statute of limitations has expired.

Additionally, the Company follows an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. As of September 30, 2024 and December 31, 2023, the Company had gross unrecognized tax benefits of $35.3 million and $32.8 million, respectively.

Note 12.  Commitments and Contingencies

Secured Letters of Credit

The Company has a letter of credit that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account of approximately $4.7 million as of September 30, 2024 and $5.9 million as of December 31, 2023, respectively. Beginning May 2022 and on each twelve-month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

Executive Deferred Compensation Plan

Pursuant to the Company’s Deferred Compensation Plan, eligible senior level employees are permitted to make elective deferrals of compensation to which he or she will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of COLIs. The fair value of the Deferred Compensation Plan liability, included in other liabilities on the condensed consolidated balance sheets, was approximately $14.6 million and $11.3 million as of September 30, 2024 and December 31, 2023, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the condensed consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $14.8 million and $11.6 million as of September 30, 2024 and December 31, 2023, respectively.

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

Financial Overview

The most important financial indicators that we use to assess our business are net sales, gross margin, operating expenses, and cash on hand.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Net sales	$96,670	$78,048	$277,982	$232,346
Gross margin	77%	76%	76%	76%
Operating expenses	$98,746	$87,548	$306,290	$265,740

	September 30,	December 31,
	2024	2023
Cash, cash equivalents, short-term investments and restricted cash	$267,206	$301,287

Please see Results of Operations and Liquidity and Capital Resources below for a detailed discussion of each of the above items including analysis of the fluctuations from year to year.

We incurred net losses for the three and nine months ended September 30, 2024 of $21.4 million and $112.8 million, respectively, and incurred net losses of $30.4 million and $97.9 million for the three and nine months ended September 30, 2023 respectively. As of September 30, 2024, we had an accumulated deficit of $711.9 million.

Recent Developments

On June 28, 2024, we closed the transactions contemplated by separate, privately negotiated exchange agreements (Exchange Agreements) into which we had entered with certain holders of our 2.75% Convertible Senior Notes due 2027 (Convertible Notes), pursuant to which we exchanged $230.0 million in aggregate principal amount of the Convertible Notes for consideration consisting of an aggregate of 4,253,423 shares of our common stock (Shares), and cash in lieu of fractional shares and in respect of accrued interest on the Convertible Notes. We reduced the balance of the Convertible Notes on the condensed consolidated balance sheets by $226.7 million, which is comprised of the reduction in Convertible Notes of $230.0 million principal, less $3.3 million in amortized debt issuance costs. We also recognized a non-cash inducement charge of $17.4 million and direct transaction costs of $0.6 million recorded within charges associated with convertible senior notes on the condensed consolidated statements of operations and increased additional paid-in capital on the condensed consolidated balance sheets of $244.1 million.

On October 4, 2024, we issued a notice of redemption (Redemption Notice) for the $57.5 million aggregate principal amount outstanding of our Convertible Notes (the Redemption). Under the terms of the Indenture Agreement, any Convertible Notes that are called for redemption may be converted by holders into Shares pursuant to physical settlement. The conversion rate for the Convertible Notes is 17.8269 Shares per $1,000 principal amount, plus additional Shares of 0.3501 per $1,000 principal amount. The Convertible Notes are therefore convertible into 18.1770 Shares per $1,000 principal amount surrendered for conversion thereunder.

Pursuant to the Redemption Notice, on December 16, 2024 (the Redemption Date), we will redeem all Convertible Notes that have not been converted prior to such date at a redemption price equal to 100% of the principal amount of such Convertible Notes (Redemption Price) together with accrued and unpaid interest from December 1, 2024 to, but excluding, the Redemption Date. On the Redemption Date, the Redemption Price will become due and payable upon each Convertible Note to be redeemed and interest thereon will cease to accrue on and after the Redemption Date.

During the quarter ended June 30, 2024, we renegotiated our agreement with France’s Committee for Health Products (CEPS) that provides for a new government tiered rebate structure that increased the target population for our iStent family of products. This new structure is retroactive to January 1, 2024 and is expected to reduce the rebate accrual rate in 2024 versus historical levels. The rebates payable under the CEPS agreement currently constitute the majority of the volume-based rebates accrued by us with respect to our international glaucoma franchise.

On March 7, 2024, we issued $5.0 million of our common stock and paid approximately $5.1 million in cash in connection with the acquisition of 100% of the outstanding equity interests in a clinical stage biopharma company (the Seller) focused on developing novel therapeutics for ophthalmic diseases, including all related patents and patent applications, technology and know-how. We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business, and the acquisition costs are recorded within acquired in-process research and development on the condensed consolidated statement of operations. Under the terms of the agreement, if these proprietary technologies are commercialized, we may have to make potential payments of up to $51.0 million upon the achievement of certain event-based development milestones, potential payments of up to $150.0 million upon the achievement of certain commercial sales-based milestones should annual net sales of a licensed product eventually exceed various levels, and up to a low double digit royalty on net sales. Furthermore, because the first two development milestones are payable in either cash or the Company’s shares at our sole discretion, as of September 30, 2024, we have accrued $1.5 million related to these two milestones which is classified as an other liability within the condensed consolidated balance sheets, as the contingent consideration is not expected to be paid within the next twelve months.

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

In October and November 2023, five of the seven MACs released final local coverage determinations (LCDs) confirming reimbursement coverage of the standalone procedure utilizing the iStent infinite, which received FDA clearance in August 2022, and non-coverage for certain procedures, including the ophthalmic canaloplasty procedure utilizing our iPRIME product. These LCDs also indicated that surgical MIGS procedures should not be performed in combination with other MIGS or surgical glaucoma procedures. In December 2023, prior to their respective effective dates, those five MACs rescinded the final LCDs and determined there would be no change in the current status of coverage for MIGS. In April 2024, five of the seven MACs released draft LCDs that would confirm reimbursement coverage of the standalone procedure utilizing the iStent infinite, which received FDA clearance in August 2022, and that would confirm non-coverage for surgical MIGS procedures in combination with other MIGS or surgical glaucoma procedures. These draft LCDs were finalized in October 2024 and will take effect on November 17, 2024. The other two MACs have taken preliminary steps to assess coverage of iStent infinite through temporary local coverage article (LCA) updates. In the case of these two MACs, coverage of the iStent infinite is currently determined on a case-by-case basis.

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

Impact of the Current Global Economic Environment

In connection with ongoing macroeconomic conditions, including inflation, supply shortages or delays, changes in supply and demand, foreign exchange rate fluctuations and other conditions that have led to disruptions in commerce and pricing stability, some of our vendors are continuing to experience supply challenges, both in the acquisition of raw materials as well as due to labor shortages and other disruptions. These challenges have occasionally led to longer lead times and delays of certain components needed for the manufacture of our products, in some cases requiring us to find alternative sources for materials. As a result of these supply chain challenges and ongoing inflationary pressures, we have experienced higher costs for certain components and raw materials. Additionally, in the latter part of 2023 and into the third quarter of 2024, these supply challenges generally stabilized; however, if these supply issues persist or worsen in the future, they could impact our ability to ship some of our products to our customers, or bring some of our pipeline products to market, in a timely manner. We expect some supply challenges and higher costs to continue throughout 2024.

While not significant for any period, foreign exchange rates in certain geographies in which we operate positively impacted our sales during the three months ended September 30, 2024 and September 30, 2023, respectively, and negatively impacted our sales for the nine months ended September 30, 2024 and September 30, 2023, respectively.

Business Outlook

CMS physician fee payment rate decreases have disrupted traditional customer ordering patterns and may have resulted in certain of our customers’ utilization of competitive products, which may have reduced U.S. Glaucoma sales volumes of our iStent family of products used in conjunction with cataract surgery in each of the three and nine months ended September 30, 2024 and September 30, 2023. Our corneal health sales have experienced sporadic headwinds in recent years due to U.S. commercial payer volatility. We believe investments in our market access organization were successful in reducing volatility during the three and nine months ended September 30, 2024 and September 30, 2023, although we cannot predict whether such success will continue.

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

We manufacture our iStent family of products and iDose TR at our facilities in San Clemente, California and our KXL systems at our manufacturing facility in Burlington, Massachusetts. We contract with third-party manufacturers in the U.S. and Germany to produce our Photrexa and other associated corneal health drug formulations. We currently intend to maintain our manufacturing facilities at our San Clemente and Burlington locations for the foreseeable future.

Cost of sales includes amortization of the $252.2 million developed technology intangible assets recorded as a result of our acquisition of Avedro, Inc. (Avedro) and our Celanese Agreement. Amortization expense was $5.5 million and $16.6 million for each of the three and nine months ended September 30, 2024 and September 30, 2023, respectively.

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

SG&A expenses include amortization of the $14.1 million customer relationships intangible assets recorded as a result of our acquisition of Avedro, Inc. (Avedro). Amortization expense was $0.7 million and $2.1 million for each of the three and nine months ended September 30, 2024 and September 30, 2023, respectively.

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

Income Taxes

Our tax provision is primarily comprised of state and foreign income taxes, offset by release of uncertain tax positions for which the statute of limitations has expired. Our net deferred tax liability of $7.1 million at September 30, 2024 primarily represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets. We continue to provide a full valuation allowance against our other net deferred tax assets.

We record reserves for uncertain tax positions where we believe the ability to sustain the tax position does not reach a more likely than not threshold.

Results of Operations

Comparison of Three Months Ended September 30, 2024 and September 30, 2023 (in thousands):

	Three Months Ended
	September 30,		% Increase
(dollars in thousands)	2024	2023	(decrease)
Statements of operations data:
Net sales	$96,670	$78,048	24%
Cost of sales	22,584	18,510	22%
Gross profit	74,086	59,538	24%
Operating expenses:
Selling, general and administrative	64,000	54,247	18%
Research and development	34,746	33,301	4%
Total operating expenses	98,746	87,548	13%
Loss from operations	(24,660)	(28,010)	(12)%
Total non-operating income (expense), net	3,428	(2,397)	NM
Income tax provision	177	37	378%
Net loss	$(21,409)	$(30,444)	(30)%

Net Sales

Net sales for the three months ended September 30, 2024 and September 30, 2023 were $96.7 million and $78.0 million, respectively, increasing by approximately 24% primarily related to the factors listed below.

Net sales of glaucoma products in the United States were $51.6 million and $38.1 million for the three months ended September 30, 2024 and September 30, 2023, respectively, increasing by 35%. This increase is primarily due to the introduction of iDose TR as well as higher volumes sold of our iStent family of products due to higher demand, primarily iStent infinite.

International sales of glaucoma products for the three months ended September 30, 2024 and September 30, 2023 were $24.5 million and $20.3 million, respectively, increasing by 21%. The increase in international sales reflects continued broad-based growing volume in many key international markets for glaucoma procedures, primarily France and Japan, during the quarter ended September 30, 2024, as compared to the quarter ended September 30, 2023.

Net sales of corneal health products were $20.6 million and $19.7 million for the quarter ended September 30, 2024 and September 30, 2023, respectively, increasing by 5%. Of the $0.9 million increase in net sales generated by our corneal health products, $1.0 million related to an increase in U.S. net sales of Photrexa using direct sales operations, which was positively impacted by higher realized average sales prices of Photrexa along with increases in sales to existing customers and new account starts, mostly offset by accrued rebates related to the impact of our participation in the Medicaid Drug Rebate Program (MDRP). Our international corneal health sales decreased $0.2 million from net sales in countries outside the U.S. during the quarter ended September 30, 2024 as compared to the three months ended September 30, 2023.

Cost of Sales

Cost of sales for the three months ended September 30, 2024 and September 30, 2023 were $22.6 million and $18.5 million, respectively, reflecting an increase of approximately $3.9 million that is proportionate to the increase in net sales for the corresponding period, offset by certain new product launch manufacturing costs associated with iDose TR. Our gross margin was 77% for three months ended September 30, 2024 and 76% for the three months ended September 30, 2023.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended September 30, 2024 and September 30, 2023 were $64.0 million and $54.2 million, respectively.

Of the total $9.8 million increase in SG&A expenses for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, $4.7 million related to increased compensation and related employee costs, with $2.9 million of the incremental amount related to an increase in stock-based compensation expense, the majority of which was associated with certain performance equity awards that were achieved during the quarter. The residual increase primarily relates to enhancements of various customer and patient support functions, our business intelligence function, and growth in our commercial infrastructure in glaucoma and corneal health, along with increased travel, meetings and accompanying costs as business activities have expanded.

The remaining increase of $5.1 million primarily relates to discretionary expenses supporting the above personnel growth as well as our ongoing administrative operations, inclusive of information technology, facilities and allocated expenses.

Research and Development Expenses

R&D expenses for the three months ended September 30, 2024 and September 30, 2023 were $34.7 million and $33.3 million, respectively.

During the three months ended September 30, 2024, we incurred $22.3 million in core R&D expenses and $12.4 million in clinical expenses, comprised of $20.4 million in compensation and related employee expenses with the remaining $14.3 million spent on the continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as next generation iDose products; Epioxa, a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (also referred to as “epi-on”); and our earlier stage programs for glaucoma, corneal, retinal and other therapeutic investments. For the three months ended September 30, 2023, we incurred $21.3 million in core R&D expenses and $12.0 million in clinical expenses, comprised of $19.3 million in compensation and related employee expenses with the remaining $14.0 million spent on the above-mentioned programs.

Non-Operating Income (Expense), Net

We had non-operating income, net of $3.4 million and non-operating expense, net of $2.4 million for the three months ended September 30, 2024 and September 30, 2023, respectively. The change primarily relates to a decrease of $1.7 million in interest expense on our Convertible Notes, and a change in unrealized foreign currency amounts recognized of approximately $4.7 million due to intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates, as compared to the three months ended September 30, 2023.

Income Tax Provision

Our effective tax rate for the third quarter of 2024 and 2023 was (0.83)% and (0.12)%, respectively. For the three months ended September 30, 2024 and September 30, 2023, we recorded a provision for income taxes of $0.2 million and $0.1 million, respectively, which was primarily comprised of state and foreign income tax expense, offset by release of uncertain tax positions for which the statute of limitations has expired.

Results of Operations

Comparison of Nine Months Ended September 30, 2024 and September 30, 2023 (in thousands):

	Nine Months Ended
	September 30,		% Increase
(dollars in thousands)	2024	2023	(decrease)
Statements of operations data:
Net sales	$277,982	$232,346	20%
Cost of sales	65,392	56,684	15%
Gross profit	212,590	175,662	21%
Operating expenses:
Selling, general and administrative	192,163	161,034	19%
Research and development	99,898	101,706	(2)%
Acquired in-process research and development	14,229	3,000	NM
Total operating expenses	306,290	265,740	15%
Loss from operations	(93,700)	(90,078)	4%
Total non-operating expense, net	(18,207)	(6,931)	163%
Income tax provision	885	873	1%
Net loss	$(112,792)	$(97,882)	15%

Net Sales

Net sales for the nine months ended September 30, 2024 and September 30, 2023 were $278.0 million and $232.3 million, respectively, increasing by approximately 20% primarily related to the factors listed below.

Net sales of glaucoma products in the United States were $143.3 million and $112.8 million for the nine months ended September 30, 2024 and September 30, 2023, respectively, increasing by 30%. This increase is primarily due to the introduction of iDose TR and higher volumes sold of our iStent family of products due to higher demand, primarily iStent infinite.

International sales of glaucoma products for the nine months ended September 30, 2024 and September 30, 2023 were $75.8 million and $63.7 million, respectively, increasing by 19%. The increase in international sales reflects continued broad-based growing volume in many key international markets for glaucoma procedures, primarily France, Japan, the United Kingdom and Australia, the dollar-based results of which were modestly affected by unfavorable foreign exchange rates, primarily related to the Japanese Yen, during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Net sales of corneal health products were $58.8 million and $55.9 million for the nine months ended September 30, 2024 and September 30, 2023, respectively, increasing by 5%. Of the $3.0 million increase in net sales generated by our corneal health products, $2.8 million related to an increase in U.S. net sales of Photrexa using direct sales operations, which was positively impacted by higher realized average sales prices of Photrexa along with increases in sales to existing customers and new account starts, partially offset by accrued rebates related to the impact of our participation in the Medicaid Drug Rebate Program (MDRP). Our international corneal health sales decreased $0.4 million from net sales in countries outside the U.S. during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Cost of Sales

Cost of sales for the nine months ended September 30, 2024 and September 30, 2023 were $65.4 million and $56.7 million, respectively, reflecting an increase of approximately $8.7 million that is proportionate to the increase in net sales for the corresponding period. Our gross margin was 76% and 76% for the nine months ended September 30, 2024 and September 30, 2023, respectively.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2024 and September 30, 2023 were $192.2 million and $161.0 million, respectively.

Of the total $31.2 million increase in SG&A expenses for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, $16.6 million related to increased compensation and related employee costs, with $4.1 million of the incremental amount related to an increase in stock-based compensation expense. This increase primarily relates to enhancements of various customer and patient support functions, our business intelligence function, and growth in our commercial infrastructure in glaucoma and corneal health, along with increased travel, meetings and accompanying costs as business activities have expanded.

The remaining increase of $14.6 million primarily relates to discretionary expenses supporting the above personnel growth as well as our ongoing administrative operations, inclusive of information technology, facilities and allocated expenses.

Research and Development Expenses

R&D expenses for the nine months ended September 30, 2024 and September 30, 2023 were $99.9 million and $101.7 million, respectively. R&D expenses decreased during the nine months ended September 30, 2024 primarily because we made a one-time $3.2 million payment associated with our New Drug Application (NDA) for iDose TR submitted to the FDA and also had elevated spend around other iDose TR NDA activities during the nine months ended September 30, 2023, partially offset by the spend described below.

During the nine months ended September 30, 2024, we incurred $60.6 million in core R&D expenses and $39.3 million in clinical expenses, comprised of $59.1 million in compensation and related employee expenses with the remaining $40.8 million spent on the continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as next generation iDose products; Epioxa, a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (also referred to as “epi-on”); and our earlier stage programs for glaucoma, corneal, retinal and other therapeutic investments. For the nine months ended September 30, 2023, we incurred $62.1 million in core R&D expenses and $39.6 million in clinical expenses, comprised of $57.1 million in compensation and related employee expenses with the remaining $44.6 million spent on the above-mentioned programs.

Acquired In-process Research and Development

During the nine months ended September 30, 2024, we issued $5.0 million of our common stock and paid approximately $5.1 million in cash, in connection with the asset acquisition of 100% of the outstanding equity interests in a clinical stage biopharma company focused on developing novel therapeutics for ophthalmic diseases, including all related patents and patent applications, technology and know-how. Also included in IPR&D for the nine months ended September 30, 2024 is $1.3 million of contingent consideration related to our Sales Agreement with Celanese and our $2.5 million upfront payment related to our aforementioned License Agreement, pursuant to which we obtained an exclusive, worldwide license to develop and commercialize drug products incorporating certain proprietary technology.

In the nine months ended September 30, 2023, we issued $3.0 million of our common stock in connection with the acquisition of intellectual property rights regarding certain formulations and methods for treating an ophthalmic disorder, including all related patents and patent applications, technology and know-how.

Non-Operating Expense, Net

We had non-operating expense, net of $18.2 million and $6.9 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. The change primarily relates to $18.0 million of expenses related to our June 2024 Convertible Note exchange, partially offset by an increase in interest income earned on investments of $2.4 million, and a decrease in interest expense related to our Convertible Notes of approximately $1.7 million, as compared to the nine months ended September 30, 2023.

Income Tax Provision

Our effective tax rate for the nine months ended September 30, 2024 and September 30, 2023 was (0.79)% and (0.90)%, respectively. For each of the nine months ended September 30, 2024 and September 30, 2023, we recorded a provision for income taxes of $0.9 million, respectively, which was primarily comprised of state and foreign income tax expense, offset by release of uncertain tax positions for which the statute of limitations has expired.

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

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$100,143	$93,467
Short-term investments	162,330	201,964
Accounts receivable, net	56,408	39,850
Inventory	59,895	41,986
Accounts payable	11,103	13,440
Accrued liabilities	60,581	60,574
Working capital (1)	325,598	321,447
(1)	Working capital consists of total current assets less total current liabilities per our condensed consolidated balance sheets.

Main Sources of Liquidity

We plan to fund our operations, commitments for capital expenditures and other short and long-term known contractual and other obligations using existing cash and investments and, to the extent available, cash generated from commercial operations as well as cash generated from employee stock option exercises and purchases under our Employee Stock Purchase Program. Included within our existing cash and investments balances are the remaining net proceeds from the Convertible Notes issued in June 2020 (after payment for the related capped call transactions).

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

Our cash, cash equivalents and short-term investments totaled approximately $262.5 million and our restricted cash totaled approximately $4.7 million as of September 30, 2024.

Senior Convertible Notes

As discussed above, on October 4, 2024, we issued the Redemption Notice for the remaining $57.5 million aggregate principal amount outstanding of the Convertible Notes. Our remaining Convertible Notes outstanding may be converted at the option of the holders into shares of the Company’s common stock and at the conversion rate described in Recent Developments above and in Note 9. Convertible Senior Notes of our condensed consolidated financial statements. For any Convertible Notes that are not converted prior to the Redemption Date, we will pay the Redemption Price in cash together with accrued and unpaid interest from December 1, 2024 to, but excluding, the Redemption Date

We may seek to obtain additional financing in the future through other debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all and although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations.

Short-term Liquidity Requirements

Our short-term liquidity requirements primarily consist of regular operating costs, R&D project funding, capital expenditures as we continue the development of our manufacturing facilities and office spaces, operating and financing lease obligations, government rebate obligations, payment of the Redemption Price and accrued but unpaid interest related to our Convertible Notes if not converted, interest payments related to our Convertible Notes, and other firm purchase commitments. As of September 30, 2024, we had net working capital of $325.6 million, which indicates that our current assets are sufficient to cover our short-term liabilities.

Long-term Liquidity Requirements

Our long-term liquidity requirements primarily consist of capital expenditures for the continued development of our manufacturing facilities and office spaces, potential future payments related to our licensing agreements, and firm purchase commitments. As demand grows for our products, we will continue to expand global operations to meet demand through investments in our manufacturing capabilities.

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

The following table is a condensed summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(61,825)	$(47,093)
Investing activities	36,044	27,016
Financing activities	31,427	7,739
Exchange rate changes	(93)	520
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,553	$(11,818)

At September 30, 2024, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the nine months ended September 30, 2024, our operating activities used $61.8 million in net cash and in the nine months ended September 30, 2023 our operating activities used $47.1 million of net cash.

For the nine months ended September 30, 2024, our net cash used in operating activities reflected our net loss of $112.8 million, adjusted for non-cash items of $92.3 million, primarily consisting of inducement expense related to the Convertible Notes exchange of $17.4 million, stock-based compensation expense of $36.9 million, depreciation of $8.2 million, amortization of intangible assets of $18.7 million, noncash lease expense of $3.2 million, amortization of debt issuance costs of $0.7 million, other liabilities of $5.0 million, amortization of premium on short-term investments of $3.2 million and IPR&D acquired through issuance of common stock of $5.0 million. Additionally, changes in operating assets and liabilities resulted in a net use of cash of $41.4 million, which resulted primarily from an increase in inventory of $18.2 million, an increase in accounts receivable of $16.5 million, an increase in other assets of $2.0 million, a decrease in accounts payable and accrued liabilities of $4.4 million, partially offset by a decrease in prepaid expenses and other current assets of $0.3 million.

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

Investing Activities

In the nine months ended September 30, 2024 and September 30, 2023 our investing activities provided $36.0 million and $27.0 million of net cash, respectively.

For the nine months ended September 30, 2024, we used cash of approximately $123.1 million for purchases of short-term investments, approximately $4.6 million for purchases of property and equipment, primarily related to our facilities in Aliso Viejo, California; and San Clemente, California; and approximately $3.2 million related to investments in company-owned life insurance, and we received cash of approximately $166.9 million from sales and maturities of short-term investments.

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

Financing Activities

In the nine months ended September 30, 2024 and September 30, 2023, our financing activities provided $31.4 million and $7.7 million of net cash, respectively.

For the nine months ended September 30, 2024, we received $36.9 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan, used $4.8 million for payment of employee taxes related to restricted stock unit vesting and paid $0.7 million in principal on our finance lease.

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

Material Cash Requirements

There have been no significant changes to our material cash requirements, including commitments for capital expenditures and known contractual and other obligations, as of September 30, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 23, 2024, other than with respect to the Convertible Notes as described above.

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

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” included in Part II, Item 7 of our Annual Report. There have been no material changes to our critical accounting policies and estimates as disclosed therein, during the three and nine months ended September 30, 2024, as compared with those disclosed in our Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our third fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item IA of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, which was filed with the United States (U.S.) Securities and Exchange Commission (SEC) on August 2, 2024. These risks and uncertainties are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements preceding Part I, Item 1 in this Quarterly Report on Form 10-Q.

Other than the deletion of certain risk factors previously listed under “Risks Related to Our Indebtedness” below relating to our Convertible Notes, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

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

Since the Company’s inception in 1998, we have incurred significant operating losses. Although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations in the future. As of September 30, 2024, we had an accumulated deficit of approximately $709.3 million, principally comprised of costs incurred in our clinical trials, R&D programs, our selling, general and administrative expenses, and from amortization expense related to our acquired developed technology intangible assets included in cost of sales. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering, the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities, cash generated from commercial operations and the issuance of the Company’s 2.75% convertible notes due 2027 (Convertible Notes). Our operations to date have been, and our future growth and success will be, impacted by our ability to expand our business, including the success of our marketing and sales efforts, our timely satisfaction of regulatory requirements, and our overall ability to maintain a competitive position. To implement our global business strategies we have made, and expect to continue to make, significant investments in R&D activities, clinical studies, expanding our manufacturing capabilities, growing our sales and marketing organization, engaging in market access activities, enforcing and defending our intellectual property rights, acquiring companies or in-license products and intellectual property, building our general and administrative infrastructure, and obtaining regulatory clearance or approval to commercialize our pipeline product globally and expand our existing products into international markets or products We expect our expenses will continue to increase as we pursue these objectives. While we believe we have sufficient cash to fund our operations for at least the next 12 months from the date our condensed consolidated financial statements for the quarter ended September 30, 2024 are made publicly available, our ability to reach sustained profitability and generate positive cash flow in the future is highly uncertain.

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

As of December 31, 2023, we had $287.5 million in principal amount of indebtedness as a result of the issuance of the Convertible Notes. On June 28, 2024, we closed the transactions contemplated by separate, privately negotiated exchange agreements (Exchange Agreements) entered into with certain holders of the Convertible Notes, pursuant to which the company repurchased an aggregate of $230.0 million principal amount of Convertible Notes for aggregate consideration consisting of 4,253,423 shares of the Company’s common stock, par value $0.001 per share, and cash in lieu of fractional shares and in respect of accrued interest on the Convertible Notes. As of September 30, 2024, we had $57.5 million in principal amount of indebtedness under the remaining Convertible Notes. On October 4, 2024, we issued the Redemption Notice for all $57.5 million remaining aggregate principal amount outstanding of the Convertible Notes.

We may incur additional indebtedness to meet future financing needs. Interest payments, fees, covenants and restrictions under agreements governing our current or future indebtedness, including the indenture governing the Convertible Notes, could have significant consequences, including the following: impairing our ability to successfully continue to commercialize our current or future products; limiting our ability to obtain additional financing on satisfactory terms; increasing our vulnerability to general economic downturns, competition and industry conditions; requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness; inhibiting our flexibility to plan for, or react to, changes in our business; and diluting the interests of our existing stockholders in connection with the issuance of additional shares of our common stock upon conversion of the remaining Convertible Notes. The occurrence of any one of these events could have an adverse effect on our business, financial condition, operating results or cash flows.

Our ability to make scheduled payments of the principal and interest on, or to refinance the amounts payable under, our current or future indebtedness while still making necessary investments in our business, will depend on our operating and financial performance, including our ability to generate sufficient cash flow from operations, which may be subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate such cash flow, we may be required to sell assets, restructure existing debt or obtain additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or secure desirable terms, which could result in a default on our debt obligations.

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

The process of obtaining clearances or approvals to market our products can be expensive and lengthy, and we cannot guarantee that our current products will receive clearance or approval for additional indications or that our future products will receive clearance or approval on a timely basis, or without restrictions, if at all. Additionally, based upon a recent FDA determination, our pipeline products that are determined to be drug-device combination products, such as our iDose TR product, will require review and coordination by each of FDA’s drug and device centers prior to approval, which may delay approval. In some instances, we or our partners have pursued, and may in the future pursue, a regulatory clearance or approval that proves unsuccessful, such as the FDA’s failure to approve the PreserFlo Microshunt in the U.S. and our determination to conduct a second pivotal confirmatory study of our Epioxa pharmaceutical therapy based on recommendations from the FDA in pre-NDA submission meetings. When this occurs, the time and financial resources required to obtain FDA or other regulatory approval may substantially increase or new competitive products could reach the market faster than our product candidate, which could materially adversely impact our competitive position and prospects. We cannot assure you that we will receive the requisite approvals to sell our product candidates on our anticipated timeline or at all.

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

The demand for, and the profitability of, our products could be materially harmed if the Medicaid program, Medicare program, other healthcare programs in the U.S. or elsewhere, or third party commercial payors in the U.S. or elsewhere, deny reimbursement for our products, limit the indications for which our products will be reimbursed, are unclear on appropriate reimbursement codes or provide reimbursement only on unfavorable terms. For example, in June 2023 five MACs, which set physician fee payment rates for products covered by temporary CPT Category III codes, published proposed local coverage determinations (LCDs) that deemed certain ophthalmic procedures, including the procedures using our iAccess and iPRIME products, investigational and therefore not covered by Medicare and not reimbursed, which LCD was ultimately adopted and then reversed by these MACs. This non-coverage determination was not included in the proposed LCDs subsequently published by the five MACs in April 2024 and finalized in October 2024. Additionally, the physician fee payment rates for the procedures using our iDose TR product will be determined by the MACs, the majority of which have not yet published this rate. Also, when procedures associated with our products transition from temporary CPT Category III codes to permanent CPT Category I codes, the physician and facility reimbursement levels associated with the procedures using these products could be decreased, such as the decreased payment rates for procedures using our iStent-related products, in conjunction with cataract surgery, established by CMS for 2022 and 2023, as discussed above. Even when a permanent billing code has been assigned to a product, there is no guarantee that coverage will be provided. If we are unable to maintain our existing codes or obtain new permanent codes for procedures using our products, use existing codes for new products or obtain new reimbursement codes for our products in development, we may be subject to significant pricing pressure, that could harm our results of operations, financial condition and prospects. In the foreign markets in which we operate, different pricing and reimbursement systems, could result in lower reimbursement, harming our ability to operate our business.

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

+ Indicates a management contract or compensatory plan or arrangement

* Filed Herewith.

** Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on November 4, 2024.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chairman and Chief Executive Officer (Principal Executive Officer; Duly Authorized Officer)

By:	/s/ ALEX R. THURMAN
Alex R. Thurman
Senior Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)