Form 10-K
period 2024-12-31
GLAUKOS Corp
filed 2025-02-25
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common stock as reported on The New York Stock Exchange, was $6,488 million.

The number of shares of the Registrant’s common stock outstanding as of February 19, 2025 (latest practicable date) was 56,567,386 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 2024.

We use Glaukos, our logo, iStent, iStent inject W, iStent infinite, iPrism, iDose TR, iPRIME, MIGS, Avedro, Photrexa, iLink, KXL, Epioxa, iLution, Retina XR, PRESERFLO Microshunt and other marks as trademarks. This report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

References throughout this document to the “Company,” “we,” “us,” “our,” or “Glaukos” refer to Glaukos Corporation and its consolidated subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements other than statements of historical or current facts in this report or referred to or incorporated by reference into this report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements in this Annual Report on Form 10-K include statements regarding: future operations; expected operating results and financial performance; the Company’s strategy for growth; product development activities; regulatory approvals, including timing and likelihood of success; facility expansion and development; reimbursement rates and trends; market position and expenditures, and may be included under Item 1 - “Business,” Item 1A - “Risk Factors,” Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. These forward-looking statements are based on management’s beliefs and assumptions based on the information currently available to management. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we caution you that these forward-looking statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.

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

This Annual Report on Form 10-K contains market data and industry forecasts that were obtained from industry publications. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such information. Although we believe that the industry publications on which the market and industry statements are based are reliable and we are not aware of any misstatements regarding any market data or industry forecasts presented herein, we have not independently verified any of the third-party information.

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

Risks Related to Our Business

●	Failure to achieve commercial success of iDose TR could materially impact our business.
●	Downturns or volatility in general economic conditions and public health crises could harm our business.
●	Supply and/or manufacturing disruptions impacting our principal revenue-producing products could reduce our gross margins and negatively impact our operating results.
●	We may not reach sustained profitability.
●	We may fail to generate sufficient sales of our commercialized products or to develop and commercialize additional products.
●	We are subject to a variety of risks associated with our international operations.
●	We may not meet our customers’ expectations for the quality or delivery of our products, which could harm our reputation and sales.
●	If ophthalmic surgeons do not use or if they misuse our products, our business could be harmed.
●	We may fail to manage our anticipated growth effectively and may not be able to meet customer demand.
●	We may be unable to retain or recruit qualified personnel for growth.
●	We have and may continue to enter into acquisitions, collaborations, in-licensing agreements, joint ventures, alliances or partnerships with third parties that could fail.
●	Cybersecurity incidents, service interruptions, or data corruption could materially disrupt our operations and adversely affect our business.
●	Failure to comply with data privacy and security laws could have a material adverse effect on our business.
●	Our net operating loss tax carryforwards may not be available, or may be subject to certain limitations, to offset future taxable income.

Risks Related to Our Indebtedness

●	If we incur future indebtedness, our debt service obligations could limit our cash flow, and may adversely affect our financial condition and operating results.
●	The capped call transactions may affect the value of our common stock, par value $0.001 per share (Common Stock) and subject us to counterparty risk.

Risks Related to Our Regulatory Environment

●	Healthcare legislative reform measures and changes in U.S. and international trade policies may have a material adverse effect on our business and results of operations.
●	Compliance with applicable regulations can be costly and failure to comply with such regulations could harm our business, financial condition and operating results.
●	Legislative or regulatory reform of the healthcare system could hinder or prevent our products’ commercial success.
●	Inadequate or inconsistent reimbursement for our products may adversely impact our business.

Risks Related to Our Intellectual Property

●	Failure to protect our intellectual property could substantially impair our ability to compete.
●	Intellectual property claims or litigation could be costly, time-consuming and unsuccessful and could interfere with our ability to successfully commercialize our products.

Risks Related to Our Common Stock

●	Provisions in our Certificate of Incorporation and Bylaws limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts.
●	Our Certificate of Incorporation designates the sole and exclusive forum for certain types of actions and proceedings, which could limit our stockholders’ ability to obtain a favorable judicial forum.

PART I

ITEM 1.BUSINESS

Overview

Glaukos is an ophthalmic pharmaceutical and medical technology company focused on developing novel, dropless therapies and commercializing associated products for the treatment of glaucoma, corneal disorders, and retinal disease. We first developed Micro-Invasive Glaucoma Surgery (MIGS) as an alternative to the traditional glaucoma treatment paradigm, launching our first MIGS device commercially in 2012. In 2024, we commenced commercialization activities for iDose® TR , a first-of-its-kind, long-duration, intracameral procedural pharmaceutical implant designed to continuously deliver glaucoma drug therapy inside the eye for extended periods of time. We also offer commercially a proprietary bio-activated pharmaceutical therapy for the treatment of a rare corneal disorder, keratoconus, that was approved by the United States (U.S.) Food and Drug Administration (FDA) in 2016. Beyond our approved products, we continue to develop and advance a robust pipeline of novel, dropless platform technologies designed to meaningfully advance the standard of care and improve outcomes for patients suffering from chronic eye diseases.

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

Our commercial solutions and development-stage product candidates include:

●	procedural pharmaceuticals based on an intracameral drug delivery technology designed to reduce IOP by delivering therapeutic levels of glaucoma medication from inside the eye over an extended period of time;
●	MIGS products that primarily involve the insertion of a micro-scale device designed to reduce intraocular pressure (IOP) by restoring the natural aqueous humor outflow pathways for patients suffering from glaucoma;
●	bio-activated pharmaceuticals that are intended to strengthen, stabilize, and reshape the cornea for patients impacted by corneal ectatic disorders such as keratoconus or refractive disorders;
●	transdermal pharmaceuticals that are applied to the eyelid and designed to treat glaucoma, dry eye, presbyopia, demodex blepharitis, and other ocular surface diseases and disorders; and
●	proprietary micro-invasive, bio-erodible posterior sustained release drug delivery implants that are designed to elute pharmaceuticals over time to improve the vision of patients impacted by retinal diseases such as age-related macular degeneration (AMD), diabetic macular edema (DME), and retinal vein occlusion (RVO).

Products and Pipeline

We operate in one operating segment and our primary business activity is the development and commercialization of therapies across several end markets within ophthalmology. In an effort to provide greater visibility into our business, the following discussion is presented based on our five principal novel platforms that address four therapeutic areas within ophthalmology: glaucoma, rare disease, anterior segment and posterior segment.

iStent Micro-Scale Surgical Devices

Glaucoma is a group of eye diseases characterized by progressive, irreversible and largely asymptomatic vision loss in which elevated levels of IOP are often associated with optic nerve damage that can cause blindness. While some glaucoma patients do not experience an increase in IOP, it is widely considered a major risk factor in glaucoma’s progression, and reduction in IOP is the only clinically proven treatment for the disease. Elevated IOP occurs when aqueous humor is not circulating normally or properly draining from the front part of the eye. We have three primary commercialized micro-scale surgical device products designed to treat glaucoma: the iStent, the iStent inject W, and the iStent infinite, collectively referred to as the “iStent family of products.”

The iStent and the iStent inject W are micro-bypass stents designed to treat mild-to-moderate open angle glaucoma through the restoration of the natural physiologic outflow pathways for aqueous humor. These stents are inserted through the small corneal incision made during cataract surgery and implanted in the trabecular meshwork of the eye. Our iStent, a single stent device which reduces IOP by restoring the natural physiologic pathways for aqueous humor, obtained U.S. FDA clearance in 2012 and was the first commercially available MIGS treatment solution. The iStent inject W device includes two stents pre-loaded in an auto-injection system designed to allow the surgeon to inject stents through a single corneal entry and was approved by the FDA in 2018. The iStent and iStent inject W procedures are currently reimbursed in the U.S. by Medicare and all major national private payors. Some or all of the iStent family of products are commercially available in numerous countries, including certain members of the European Union members, the United Kingdom, Japan, Australia, Canada and Brazil, and other countries, even though reimbursement may not always be available for all such procedures.

In August 2022, we received FDA 510(k) clearance for the iStent infinite indicated for use in the treatment of patients with glaucoma uncontrolled by prior medical and surgical therapy. The iStent infinite product includes three heparin-coated titanium stents preloaded into an auto-injection system that allows the surgeon to inject stents across a span of up to approximately six clock hours around Schlemm’s canal, the eye’s primary drainage channel. Once in place, the stents are designed to lower IOP by restoring the natural, physiological outflow of aqueous humor. iStent infinite is our first FDA-cleared micro-bypass stent that can be used in either a standalone procedure or in conjunction with cataract surgery for glaucoma patients uncontrolled by prior medical and surgical therapy.

We have also licensed from Santen Pharmaceutical Co., Ltd. (Santen) the PRESERFLO MicroShunt. The MicroShunt is an ab-externo device being developed for treatment of glaucoma where IOP is uncontrolled with maximum tolerated medical therapy or where progression of the disease warrants surgery. Santen submitted a Pre-Market approval (PMA) application to the FDA in June 2020. In April 2022, the U.S. FDA completed its review for the MicroShunt PMA submission and notified InnFocus, Inc, a Santen company, of a Non-Approvable determination. We then assumed clinical development from Santen and now plan to commence a Phase 3 clinical trial for the PRESERFLO MicroShunt in 2025, which we believe would be the basis to support potential future FDA approval in the future. We have commercialized the PRESERFLO MicroShunt in various countries including, but not limited to, Australia, Canada and Brazil.

iDose Sustained-Release Pharmaceuticals

In December 2023, we received FDA approval for iDose TR, indicated for the reduction of IOP in patients with open-angle glaucoma or ocular hypertension. iDose TR is a first-of-its-kind, intracameral procedural pharmaceutical therapy designed to continuously deliver therapeutic levels of a proprietary formulation of travoprost inside the eye for extended periods of time. iDose TR is intended to improve the standard of care by addressing the ubiquitous patient non-compliance issues and chronic side effects associated with topical glaucoma medications.

iDose TR was initially launched in a controlled manner during the first quarter of 2024. Up until the beginning of the third quarter of 2024, iDose TR was reimbursed with Medicare under a miscellaneous C-code, and the Company was in the process of securing both the establishment of a facility fee as well as a physician fee payment. On March 21, 2024, the U.S. Centers for Medicare & Medicaid Services (CMS) assigned the temporary Current Procedural Terminology (CPT) codes 0660T and 0661T which are designed to cover the facility fee payment to ambulatory payment classification 5492, effective April 1, 2024. Then, on April 2, 2024, CMS assigned a unique, permanent

Healthcare Common Procedure Coding System (HCPCS) J-code that covers reimbursement for the iDose TR product. This J-code became effective on July 1, 2024. Lastly, for products like iDose TR that are covered by temporary CPT codes, the physician fee payment rates are set by the multi-state, regional contractors, or Medicare Administrative Contractors (MACs), that are responsible for administering Medicare claims. Throughout 2024, we have been continuously working with the MACs to streamline and obtain consistent reimbursement payments for iDose TR related to the permanent J-code, the facility fee, and the physician fee.

iLink Bio-Activated Pharmaceuticals

The cornea, the eye’s outermost layer, is a clear, dome-shaped surface that functions best as a lens when the cornea is strong and shaped properly. The cornea is responsible for the majority of the eye’s total focusing power and corneal disorders, including ectasia, refractive vision errors and dry eye, among others, can cause vision impairment. Corneal ectatic disorders are comprised of a class of diseases characterized by an ectatic, or misshaped, cornea. Corneal ectasia is typically caused by a weakening of the cornea, which can be due to a number of factors, including genetic causes, adverse side effects from ophthalmic refractive procedures such as LASIK, or excessive eye rubbing. We are currently targeting corneal disorders with our bio-activated pharmaceuticals including keratoconus, a rare disease, and corneal ectasia following refractive surgery.

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

Our KXL System, which delivers UVA light to a large portion of the cornea, in conjunction with our Photrexa therapy, was approved by the FDA in 2016 for use in the U.S. following removal of the epithelium (often referred to as “iLink epi-off”), a procedure familiar to ophthalmologists. In December 2024, we announced submission of our New Drug Application (NDA) to the U.S. FDA for the iLink system using Epioxa therapy for the treatment of keratoconus without the removal of the epithelium (often referred to as “iLink epi-on”). We anticipate an FDA approval decision for Epioxa by the end of 2025.

We are also advancing clinical trials for a third generation iLink therapeutic system and are investigating whether our bio-activated pharmaceutical products may also offer a means of improving the vision of patients with presbyopia, myopia or other corneal diseases. Internationally, our iLink pharmaceutical therapies can also be administered with the KXL System to address corneal weakening caused by refractive surgery such as LASIK.

iLution Transdermal Pharmaceuticals

We are developing our iLution platform of cream-based drug formulations that are applied to the outer surface of the eyelid for dropless transdermal delivery of pharmaceutically active compounds for the treatment of certain anterior segment eye disorders. Several iLution platform products leverage an exclusive global licensing arrangement with Intratus Inc. to research, develop, manufacture and commercialize a patented, non-invasive, transdermal drug delivery formulation designed for application on the eyelid in the treatment of dry eye disease, presbyopia, glaucoma, and other anterior segment ocular surface diseases and disorders.

In September 2021, we entered into a licensing agreement with Attillaps Holdings, Inc. (Attillaps) to research, develop, manufacture and commercialize Attillaps’ proprietary library of investigational pharmaceutical compounds that target the eradication of Demodex mites, which are the root cause of Demodex blepharitis and often associated with meibomian gland dysfunction and related ophthalmic diseases. We expect to commence a Phase 2 clinical trial evaluating iLution for the treatment of Demodex blepharitis by the end of 2025.

In late 2023 we commenced a Phase 2a trial for iLution Travoprost for use in glaucoma patients. In 2022, we commenced patient enrollment in Phase 2 clinical trials of two investigational drug candidates for the treatment of signs and symptoms of dry eye disease (GLK-301) and presbyopia (GLK-302). In 2023, we announced topline initial Phase 2a results for GLK-301.

Retinal XR Bio-Erodable IVT Pharmaceuticals

Retinal diseases vary widely but universally affect the retina, a thin layer of tissue inside the back wall of the eye containing light-sensitive cells that convert light into neural signals. Most retinal diseases cause visual impairment, including blurred or distorted vision and vision loss. Our research and development (R&D) efforts in our Retinal XR platform are focused on treating AMD, DME, RVO, and other posterior segment retinal diseases.

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

Research & Development

We devote significant resources to our R&D efforts, which are focused on developing new products, and enhancing the effectiveness, ease of use, safety, and reliability of our commercialized products. Our R&D objectives are:

●	to advance glaucoma patient care through continuous improvement of our iDose and iStent platform technologies;
●	to further enhance treatment options for keratoconus, while expanding iLink and CXL indications to include treatment for certain refractive and other rare corneal conditions;
●	to develop dropless, transdermal pharmaceutical therapies for glaucoma and corneal disorders; and
●	to leverage our expertise in sustained release pharmaceutical retinal platforms to identify and develop viable treatment options for retinal diseases such as AMD, DME and RVO.

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

Our current R&D pipeline includes the following programs:

●	iStent infinite PMA pivotal Phase 3 clinical trial for treatment of mild-to-moderate glaucoma;
●	iStent infinite MDR submission in the EU for advanced-refractory glaucoma;
●	U.S. IDE for the PRESERFLO MicroShunt;
●	Second-generation extended release iDose TREX Phase 2b/3 clinical program;
●	Next generations of the iDose platform (pre-clinical);
●	NDA submission of Epioxa (Epi-on);
●	iLink third-generation Phase 2 clinical program;
●	2025 commencement of Phase 2 clinical trial for iLution Blepharitis;
●	iLution Travoprost (GLK-311) Phase 2a clinical trial;
●	iLution Dry Eye (GLK-301) Phase 2a clinical trial;
●	iLution Presbyopia (GLK-302) Phase 2a clinical trial;
●	IVT Multi-Kinase Inhibitor (GLK-401) Phase 2 clinical trial for AME, DME and RVO; and
●	IVT NCE Conjugate (GLK-411) for DME (pre-clinical).

Sales and Marketing

Our global sales efforts and promotional activities are currently aimed at ophthalmic surgeons and other eye care professionals. Our primary customers include ambulatory surgery centers (ASC), hospitals and physician private practices. In the U.S., we sell the majority of our products through a direct sales organization. Internationally, we sell our products primarily through direct sales subsidiaries but also through independent distribution partners in certain countries in which we do not have a direct commercial presence or only maintain a modest commercial presence. In 2024, sales to U.S. and international customers accounted for 70% and 30% of our net sales, respectively. No single customer or distributor accounted for more than 10% of our total net sales in 2024. For the year ended December 31, 2024, our iStent family of products, iDose TR, and related glaucoma accessories accounted for approximately 79% of our net sales, while our iLink therapies accounted for approximately 21% of our net sales.

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

In glaucoma, our MIGS offerings primarily compete against Alcon, which acquired Ivantis Inc., Sight Sciences and New World Medical. Our procedural pharmaceutical product competes with AbbVie Inc. However, there are a considerable number of large and small companies providing other surgical glaucoma technologies, laser-based therapies, and pharmaceuticals that currently provide competition or with whom we may compete should our broad clinical development pipeline be approved and commercialized. In corneal disorders, we currently have the only FDA approved bio-activated pharmaceutical therapy for the treatment of keratoconus; however, there are certain pharmacies that compound pharmaceuticals that may be used by certain physicians in place of our Photrexa product, and globally we compete against numerous providers of corneal crosslinking therapies such as PeschkeTrade GmBH. Our anterior segment pipeline, if approved, would vastly expand our competition to numerous large companies such as AbbVie Inc., Alcon, Inc. and Johnson & Johnson, as well as some small companies that provide medical technology and pharmaceutical therapies for several areas including dry eye and refractive conditions. Our posterior segment pipeline, if approved, may face substantial competition from large pharmaceutical companies such as AbbVie Inc., Novartis AG, Genentech/Roche, Regeneron Pharmaceuticals, Inc. and Bayer AG, and there are also a considerable number of large and small companies with development efforts in the field.

Facilities, Manufacturing and Distribution

Our corporate headquarters, including certain administrative, laboratory, R&D and warehouse space, are located at a campus consisting of three office buildings comprising approximately 160,000 rentable square feet of space located in Aliso Viejo, California (Aliso Facility). Our manufacturing operations for the iStent family of products and iDose TR are located in an approximately 120,000 square foot campus in San Clemente, California which is comprised of two main buildings, two suites and a warehouse. Our pharmaceutical therapies for keratoconus are primarily manufactured and supplied by third parties in the U.S. and Germany, and the manufacturing operations for the systems that bio-activate these therapies are located in approximately 60,000 square feet of space located in Burlington, Massachusetts. We recently reached agreement with the city of Huntsville, Alabama to build a brand-new 200,000 square foot R&D and manufacturing facility with construction anticipated to begin in 2026. Our international subsidiaries lease facilities in Australia, Brazil, Canada, Germany, Japan and the United Kingdom.

In the U.S., we distribute our iStent family of products directly from our campus in San Clemente, California, or from a third-party distribution center located in Memphis, Tennessee. Our iDose TR and Photrexa products are distributed using third-party logistics providers. Our KXL Systems are distributed from our facility in Burlington, Massachusetts.

Internationally, we distribute our products using third-party logistics providers in the Netherlands, Germany, the United Kingdom, Japan, Australia, Canada and Brazil.

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

In the aggregate, our intellectual property assets are of material importance to our business. We are significantly dependent on our patent and other intellectual property rights and the failure to protect such rights could negatively impact our ability to sell current or future products or prohibit us from enforcing our patents or other intellectual property rights against others. For additional information see the section titled Risks Related to Our Intellectual Property within Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

As of December 31, 2024, we owned or exclusively licensed in certain fields of use over 500 issued patents, pending U.S. patent applications, issued foreign patents and pending foreign patent applications. We have obtained licenses from various parties, including Intratus, Inc., Attillaps., Iveena Delivery Systems, Inc. and Stuart Therapeutics, Inc. for patents, patent applications or other technology that we are currently or may in the future use in our R&D efforts. We may, from time to time, choose to acquire or license additional patents and patent applications, or we may choose to abandon, sell, or license certain Company patents and patent applications, depending on our needs. The issued patents that protect our commercial products and current product pipeline expire between 2025 and 2043.

Government Regulation U.S. Regulation & Reimbursement

Our products and operations are subject to extensive and rigorous regulation by federal, state, and local authorities, as well as foreign regulatory authorities. These governmental agencies regulate, among other things, the research, development, testing, manufacturing, approval, labeling, storage, recordkeeping, advertising, promotion and marketing, distribution, post approval monitoring and reporting, and import and export of medical devices and drugs (including drug/device combination products) in their respective jurisdictions to assure the safety and effectiveness of medical products and pharmaceuticals for their intended use. In general, there has been a trend of increased regulation of medical device and drug products which has resulted in, and will likely continue to result in, increased prices to bring new products to market.

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

Clinical Trials of Medical Devices

Clinical trials are almost always required to support a PMA for a Class III device. All clinical investigations must be conducted in accordance with the FDA’s investigational device exemption (IDE) regulations. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA showing with appropriate data that it is safe to test the device in humans and that the testing protocol is scientifically sound.

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

If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in, among other things:

●	warning letters, fines, injunctions, consent decrees, civil penalties and criminal prosecution;
●	recalls, withdrawals, or administrative detention or seizure of products;

●	operating restrictions or partial or total suspension of production;
●	refusing or delaying requests for approvals of new products or modified products;
●	withdrawing 510(k) clearances or PMA approvals that have already been granted;
●	refusal to permit the export or import of our products.

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

Health Care Regulatory Laws

Additional laws and regulations also govern our business operations and products in the U.S., including among others:

●	the federal health care Anti-Kickback Statute which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, arrangement for, or recommendation of, items or services for which payment may be made, in whole or in part, under federal health care programs, which impact our interactions with healthcare professionals;
●	the federal civil False Claims Act which prohibits, among other things, knowingly presenting or causing the presentation of a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. False Claims Act liability is significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false claim or statement for violations (adjusted annually for inflation);
●	federal and state laws and regulations that govern the collection, dissemination, security, use, disclosure, deletion and confidentiality of patient-identifiable health and other proprietary and personally-identifiable information, in particular, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, as well as proposed or enacted state-level laws and regulations that create data privacy and security rights for state residents and obligations for certain entities, such as the California Consumer Privacy Act, the California Privacy Rights Act, the Virginia Consumer Data Protection Act and the Colorado Privacy Act, among other states. HIPAA created federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program;
●	the Physician Payments Sunshine Act, which requires applicable manufacturers like us to report annually to the CMS information related to payments and other “transfers of value” made to certain healthcare providers, including physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives, and teaching hospitals, and ownership and investment interests held by such healthcare providers and their immediate family members; and
●	federal and state government price reporting laws that require us to calculate and report certain drug pricing metrics to government programs, such as the average sales price of our Photrexa and iDose TR products, where such reported prices may be used in the calculation of reimbursement and/or discounts on our marketed pharmaceutical products, and prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs, including federal laws that require any company

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

In the U.S., physicians are typically paid separately from the facility for surgical procedures involving our products. Physician fee payment rates for products covered by temporary CPT codes are set by the multi-state, regional contractors, or MACs, of which there are currently seven, that are responsible for administering Medicare claims. MACs have in the past, and may in the future, change coverage terms, and there can be no assurance that coverage and adequate reimbursement will be obtained from, or maintained by, the MACs.

In April 2024, five of the seven MACs released draft LCDs that would confirm reimbursement coverage of the standalone procedure utilizing the iStent infinite, which received FDA clearance in August 2022, and that would confirm non-coverage for surgical MIGS procedures in combination with other surgical MIGS procedures (but did not prohibit coverage for use of a procedural pharmaceutical such as our iDose TR, in combination with surgical MIGS procedures). These draft LCDs were finalized in October 2024 and took effect on November 17, 2024. The other two MACs have taken preliminary steps to assess coverage of iStent infinite through temporary local coverage article (LCA) updates. In the case of these two MACs, coverage of the iStent infinite is currently determined on a case-by-case basis.

On January 1, 2025, CMS’ final rules on 2025 Medicare physician fee and facility fee payment rates (2025 Final Rule) became effective. The 2025 Final Rule did not materially modify the 2024 Medicare physician fee and facility fee payment rates with respect to physician fee and facility fee payment rates for procedures using our iStent family of products.

We estimate that approximately 80% of procedures utilizing our iStent family of products in the U.S. are performed in the ambulatory surgery center setting and the remaining estimated 20% of procedures are performed in the hospital.

Drug Reimbursement – Medicare

On April 2, 2024, CMS assigned a unique, permanent HCPCS J-code for iDose TR indicated for the reduction of intraocular pressure in patients with open-angle glaucoma or ocular hypertension. The new J-code for iDose TR, J7355, became effective July 1, 2024. J-codes are used by U.S. government and commercial payers, as well as surgeons, to streamline the billing and reimbursement process for procedural pharmaceuticals administered by a healthcare professional, such as iDose TR, along with other certain treatments. In addition to the J-code, on March 21, 2024, CMS assigned the CPT codes that are designed to be used to cover the procedural component of iDose TR, 0660T and 0661T, to ambulatory payment classification 5492 (Level 2 Intraocular Procedures), effective April 1, 2024. The professional fees associated with an iDose TR procedure are being set by each individual MAC separately.

Our Photrexa pharmaceutical therapy has received a permanent HCPCS J-code J2787 that covers the cost of the drug. We have also obtained temporary Category III CPT code for the professional fees associated with CXL procedures done in a physician office setting.

As a condition of having our iDose TR product covered under certain federal healthcare programs such as Medicare and Medicaid, we are required to participate in the MDRP with respect to all of our pharmaceutical products. Participation in the MDRP requires us to calculate and report certain pricing metrics to the government, comply with certain pricing limitations and pay a rebate to each state Medicaid program for our covered products based on utilization of our products by Medicaid beneficiaries. Any company that participates in the MDRP must also participate in the 340B program. The 340B program, which is administered by the Health Resources and Services Administration, requires participating companies to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for covered outpatient drugs. The 340B program ceiling price is calculated using a statutory formula, which is based on pricing data calculated under the MDRP. To the extent applicable, these and other similar legislation or regulations will reduce the prices we can charge, and impact the rebate amount we must pay on sales of our products subject to those laws or regulations, particularly on sales to our customers if they qualify as covered entities eligible to receive the discounted 340B program ceiling price. Any changes to the limitations, calculations, or scope of these programs could negatively impact the results of our operations. Our participation in the MDRP affects our profitability through the need to increase our overall Medicaid rebate liability and the obligation to charge reduced prices to covered entities.

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

Similar to the trend within the U.S., certain major international markets are also moving toward more stringent regulatory frameworks for medical device and drug products. For example, in May 2017, the EU adopted a new regulatory scheme for medical devices under the Medical Device Regulation (MDR). The MDR became effective in May 2021 and the European Commission approved an extension of the transition period through 2028 for qualifying products. The MDR brings significant new requirements for many medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, new definitions and registration of economic operators throughout the distribution chain, and additional post-market surveillance and vigilance, which could result in substantial additional expense. Additionally, the bio-activated therapy used with our crosslinking device to treat keratoconus in international markets, which is currently classified as a medical device in the EU and certain other countries, could be reclassified as a drug product, which would impose an entirely new regulatory framework on us and our contract manufacturers for this product, and compliance may prove costly and difficult or may not be achievable at all.

The EU has also adopted increasingly stringent data protection and privacy rules that have and will continue to have a substantial impact on the use of patient data across the healthcare industry. The EU General Data Protection Regulation (GDPR) became effective in May 2018 and applies across the EU. The United Kingdom has adopted the UK Data Protection Act 2018, a substantially equivalent version of the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. See the section titled Risks Related to Our Business within Item 1A. “Risk Factors” of this Annual Report on Form 10-K for more information related to the GDPR.

Reimbursement

Internationally, reimbursement levels vary significantly by country and by region within some countries. Reimbursement is obtained from a variety of sources, including government-sponsored plans, private health insurance plans, and combinations of both. Some countries require additional clinical data, or may impose additional obligations, such as payment of rebates, before granting or expanding coverage and reimbursement for our products. In general, obtaining broad-based reimbursement and adequate payment for new technologies is more difficult in these markets than in the U.S. Many countries require new medical technologies to not only be safe and effective, but also to be able to demonstrate clinical benefits that outweigh the costs when compared to the standard of care. As in the U.S., reimbursement decisions can change, resulting in the elimination or reduction of reimbursement payments, which could adversely affect our financial results and our ability to invest in and grow our business.

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

Additionally, the U.S. government has recently made statements and taken certain actions that have created significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies, treaties, government regulations and tariffs, which may lead to the imposition of tariffs and export control restrictions affecting certain products manufactured in certain other countries. We believe our exposure to such potential tariffs and export restrictions is limited as we do not source a significant amount of our raw materials and product components from countries other than the U.S.; however, unfavorable government policies on international trade, such as export controls, or tariffs, may increase the cost of manufacturing our commercialized products or developing our pipeline products, affect the demand for our products (if and once approved), or restrict our access to raw materials and components used in the manufacture of our current products and the development of our future products, each of which could negatively impact our financial condition and results of operations.

Human Capital Management

Glaukos is committed to developing a comprehensive, cohesive and positive employee experience. We consider talent attraction, development, engagement and retention a key driver of our business success. As of December 31, 2024, we had 995 full-time employees. Our Board of Directors, through the Compensation, Nominating and Governance Committee, retains direct oversight of our human capital management process, including executive succession planning, talent development, employee retention, material aspects of employee compensation as well as inclusive recruitment, retention and compensation efforts. We report on human capital matters at each regularly scheduled Board of Directors meeting and periodically throughout the year. The most significant human capital measures or objectives that we focus on in managing our business and our related human capital initiatives include the following:

●	Health, Safety, and Wellness: We are dedicated to the safety and well-being of our employees. We continue to provide our employees with exceptional medical and dental benefits. In the U.S. we provide vision benefits for our employees and their dependents at no cost to them. In 2024 and 2023, we offered a wellness credit to all U.S. employees that provides reimbursement for certain health-related expenses such has gym memberships, to incent a healthy lifestyle, as well as a mental health toolkit that was developed to promote the various resources, programs and tools available to help support our U.S. employees and their families. We provide healthy snacks at all of our headquarters’ locations, and at certain sites we have implemented “Wellness Wednesdays” to provide shoulder massage services to our employees to enhance their well-being. We also established a cross-departmental Safety Committee to communicate safety information to their respective teams, act as their department’s liaison to bring up safety concerns or questions, and work to improve safety within the organization. Glaukos conducts periodic risk assessments and institutes controls intended to eliminate hazards and minimize risks. In 2024, we also implemented a voluntary disability insurance program for our California state employees.
●	Philanthropy and Volunteerism: We created the Glaukos Charitable Foundation to assist the company in its philanthropic endeavors. In 2024, Glaukos donated approximately $6.6 million worth of its products to assist individuals in need. We regularly hold local volunteer events and fundraising campaigns, including approximately 30 in 2024, to encourage our employees to give back to our communities, a commitment that we further support by offering employees paid time off for charitable volunteering. One of our more impactful volunteer events involved Glaukos employees adopting over 200 disadvantaged families globally to help provide a more special holiday experience. We also have implemented an automated charitable giving platform that allows employees to donate to the Glaukos Charitable Foundation, or any other 501(c)(3) charitable organization, through payroll deductions.
●	Training and Development: Employees receive regular development feedback through quarterly management check-ins during which they are encouraged to cultivate new skills and opportunities. We coach our leaders to facilitate effective conversations, and we measure the effectiveness of these conversations by surveying our employees. All people leaders are invited to participate in two formal leadership development programs. And Glaukos offers a variety of open enrollment leadership classes. In addition to training and development opportunities, all new employees are required to participate in training seminars to introduce them to Glaukos’ products, pipeline and position within ophthalmology. We value knowledge and continuous improvement and conduct informational and training sessions to further expose our employees to different departments, projects and business priorities. Our company-wide learning management system contains thousands of learning activities and expanded leadership and technical training and is available to employees worldwide.
●	Compensation and Benefits: To attract, retain and recognize talent, we aim to ensure merit-based, equitable compensation practices and strive to provide competitive compensation and benefit packages to our workforce. Employees at all levels are eligible for discretionary cash bonuses. To align employees with the organization’s performance, all U.S. employees are eligible to receive new hire and annual awards of restricted stock units. In furtherance of our commitment to internal pay equity and pay transparency, Glaukos conducts a global annual pay equity analysis to evaluate compensation distribution, which analysis is also conducted in connection with new hires and promotions. In recent years we expanded our global benefits programs, including broadening our employee assistance program globally. In the U.S., we added elderly and childcare and fertility treatment assistance. In 2022, we enhanced our global leave policies for maternity, adoption, baby bonding and medical disabilities to supplement disability and statutory benefits in such a way that employees receive 100% salary for up to 12 weeks. In the U.S., we also enhanced our medical benefit platform with wellness activities, incentives, and benefits including reimbursement for eligible wellness expenses, onsite biometric screening, onsite voluntary flu and COVID vaccine events, health surveys, apps and other resources to encourage and support our employees in achieving their best health. In 2024, we also introduced a student loan repayment program available to all full-time U.S. employees, pursuant to which the Company will make a monthly payment directly to an employee’s eligible student loan, up to a lifetime maximum.
●	Employee Retention: Employee retention is crucial for the success of our organization. By retaining our employees, we can experience savings on hiring and training costs, preserve institutional knowledge and strengthen our culture. In order to keep our turnover rates low, we focus on maintaining a positive work environment where employees want to stay, offer competitive compensation and benefits, encourage career development and recognize and reward employees for their achievements and accomplishments. In 2024, our overall employee voluntary turnover rate was 6.9%, an increase from our 2023 rate of 5.3%, but a decrease from our 2022 rate of 11.0%.
●	Workforce Inclusiveness: We strive to create a work environment that emphasizes respect, fairness and dignity and do not tolerate discrimination or harassment. Glaukos is an equal opportunity employer, and we are focused on hiring and promoting the most qualified individual for each position. We incorporate fairness and inclusiveness through our employee recruiting, hiring, and development practices. Individuals are evaluated based on merit, without discrimination. We are committed to providing equal opportunities to every member of our workforce. We believe that truly innovative companies must find new ways to address the marketplace’s needs, and the most effective innovation happens when our workforce represents a diversity of ideas and experiences. Our workforce was made up of 41% female employees and 44% racially or ethnically diverse employees as of December 31, 2024. During 2024, of the promotions that were earned within our workforce, 46% were earned by female employees and 55% were earned by racially or ethnically diverse employees. To provide flexibility and increase opportunities to attract qualified and diverse talent, we have evolved from our traditional work arrangements by implementing a hybrid office/home work model, for eligible positions.
●	For additional information on human capital matters, please see our most recent Sustainability Report, which is available on our website at www.glaukos.com. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this report or any other document that we file with the Securities and Exchange Commission (SEC).

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

Item 1A. Risk Factors

The risks and uncertainties discussed below are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements preceding Part I, Item 1 in this Annual Report.

Risks Related to Our Business

The commercial success of our iDose TR is dependent upon multiple factors, the failure of any one of which could materially impact the prospects of this product and our business.

Our iDose TR travoprost intracameral implant was approved for sale in the U.S. by the FDA in December 2023 and we began commercializing the product in a controlled manner in February 2024. Its ultimate commercial success will depend upon a number of factors, including physician training on and adoption of the use of this product, establishment of consistent reimbursement, our ability to manufacture product in volumes sufficient to meet customer demand, marketing in compliance with label restrictions, satisfactory patient outcomes, particularly as we continue our commercial launch, product pricing, duration of efficacy, and the availability of commercial payor coverage and adequate reimbursement for the product. Our failure to successfully commercialize the iDose TR based upon these or other factors could materially adversely impact our net sales, our business or our financial condition.

Unfavorable global and regional conditions have adversely affected, and could in the future materially and adversely affect, our business, results of operations, financial condition, liquidity, and cash flows.

Recent geopolitical conflicts, natural disasters and public health crises, such as COVID-19, have led to or exacerbated certain unfavorable global and regional macroeconomic conditions, including inflation, volatility in the financial and credit markets, higher interest rates and capital costs, labor shortages, increased energy costs, and currency fluctuations, which have had, and could continue to have, an adverse effect on the global economy, the regional economies that we serve and our business, results of operations, financial condition, liquidity and ability to access our existing cash, cash equivalents and investments. Continuation or worsening of these unfavorable global and regional conditions, or similar new events or crises, could have a material adverse effect on our operations, including through foreign exchange rate headwinds, higher operating expenses and lower operating margins, and cause us to need to seek additional capital, which may not be available to us on favorable terms or at all.

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

We are subject to risks associated with public heath crises, such as those experienced due to the COVID-19 pandemic. In particular, we have experienced, and may in the future experience, financial or operational impacts as a result of such public health crises which may be material, including:

●	Impacts or delays to our product development efforts, including due to slowdown of new patient enrollment in clinical trials such as we experienced in our 2020 and 2021 iDose clinical trial, or regulatory clearances and approvals;
●	Costs associated with protecting the health of our employees and adhering to any guidance or orders of various governmental authorities, such as masking, testing, and social distancing requirements;
●	Risks associated with remote work, including increased cybersecurity risk;
●	Widespread staffing shortages and turnover, including in ambulatory surgery centers, and mandatory and voluntary quarantining, which may impact elective procedures;

●	Outbreaks of disease in our facilities, which could require us to temporarily shut down manufacturing operations or cause a disruption to, or shortage in, our workforce;
●	Delays in shipments of our products, which could harm our customer relations and adversely impact our competitive positioning and sales, including as a result of longer lead times, delays, higher prices and unfulfilled deliveries of our supply chain and development partners, each of which we continued to experience in 2024 and some of which we anticipate will continue into the near future;
●	Restrictions on our personnel’s ability to access customers and clinical sites for training and support; and
●	Volatility in credit or financial markets.

If the supply and/or manufacture of our principal revenue-producing products, the iStent family of products, our Photrexa therapies, or the iDose TR is materially disrupted, it may adversely affect our ability to manufacture products and could reduce our gross margins and negatively impact our operating results.

Our sole manufacturing location for our iStent and iDose products is an approximately 120,000 square foot campus located in San Clemente, California, where we manufacture, inspect, package, release and ship nearly all of our implanted device products. We conduct substantially all of our research and development (R&D) activities, customer and technical support, and management and administrative functions at our corporate headquarters in Aliso Viejo, California (Aliso Facility). If either of our San Clemente or Aliso Facility suffers a crippling event or a natural disaster such as an earthquake, fire or flood, or if we lose insurance coverage for or are unable to renew insurance on these facilities, as some California residents have experienced, this could materially impact our ability to operate.

Additionally, we rely on a limited number of third-party suppliers, in some cases sole suppliers, to supply components for the iStent, the iStent inject models, the iStent infinite, the iDose TR, and our other pipeline products. If any one or more of our suppliers cease to provide us with sufficient quantities of components or drugs in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our domestic and international quality control standards and regulatory requirements including the FDA’s Quality System Regulation, the European Union’s Medical Device Regulation, and Current Good Manufacturing Practices (cGMP) regulations, we may be unable to obtain components or quickly engage replacement suppliers, who may not have access to previous suppliers’ proprietary processes, if our component suppliers are found to be in violation of such standards, which could delay or impact our business, including regulatory approval timelines. If our manufacturing facilities or those of any of our component suppliers or contract facilities are found to be in violation of applicable laws and regulations or fail to adequately remediate any issues discovered during an audit, the FDA or other regulatory bodies could take enforcement action. Despite our efforts to maintain an adequate supply of inventory, the loss of these suppliers, or their inability to provide us with an adequate supply of components or products, could cause delay in the manufacture of our products, thereby impairing our ability to meet the demand of our customers and causing significant harm to our business. Any disruption of this nature or increased expense could harm our commercialization efforts and adversely affect our operating results.

Our corneal health Photrexa therapies, and our Epioxa pharmaceutical therapies, which are not yet approved by the FDA, are produced by a small number of contract manufacturing organizations. The systems that bio-activate our Photrexa and Epioxa therapies are primarily manufactured in Burlington, Massachusetts. Any material disruption to the manufacture of these corneal health products could also adversely affect our operating results and clinical efforts.

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

Since the Company’s inception in 1998, we have incurred significant operating losses. Although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations in the future. As of December 31, 2024, we had an accumulated deficit of approximately $745.4 million, principally comprised of costs incurred in our clinical trials, R&D programs, our selling, general and administrative expenses, and from amortization expense related to our acquired developed technology intangible assets included in cost of sales. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering, the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities, cash generated from commercial operations and the issuance of the Company’s 2.75% convertible notes due 2027 (Convertible Notes), which were fully exchanged, converted or redeemed in 2024. Our operations to date have been, and our future growth and success will be, impacted by our ability to expand our business, including the success of our marketing and sales efforts, our timely satisfaction of regulatory requirements, and our overall ability to maintain a competitive position. To implement our global business strategies we have made, and expect to continue to make, significant investments in R&D activities, clinical studies, expanding our manufacturing capabilities, growing our sales and marketing organization, engaging in market access activities, enforcing and defending our intellectual property rights, acquiring companies or in-license products and intellectual property, building our general and administrative infrastructure, and obtaining regulatory clearance or approval to commercialize our pipeline product globally and expand our existing products into international markets or products We expect our expenses will continue to increase as we pursue these objectives. While we believe we have sufficient cash to fund our operations for at least the next 12 months from the date our consolidated financial statements for the year ended December 31, 2024 are made publicly available, our ability to reach sustained profitability and generate positive cash flow in the future is highly uncertain.

Additionally, our net sales may experience volatility due to a number of factors, many of which are beyond our control, including, among other things, fluctuating demand, pricing pressures applicable to our products, changes in foreign currency exchange rates, Medicare payment rates established by U.S. Centers for Medicare & Medicaid Services (CMS) or Medicare Administrative Contractors (MACs), commercialization of our new products, the marketing of competitive products, results of clinical research and trials, regulatory approval requirements and timings, legislative changes affecting our products, variances in the sales terms, an increase in demand for our patient assistance and/or free drug programs, supply chain and inventory management, shortage or increased cost of raw materials, seasonality in the timing or volume of customer orders, the length of our sales cycle, and reductions in revenue associated with our participation in Medicaid Drug Rebate Program (MDRP), which varies and may be unpredictable. As a result, you should not rely solely on our results in any past period as an indication of future results and you should anticipate that fluctuations in our quarterly and annual operating results may continue and could generate volatility in the price of our common stock. We believe that quarterly comparisons of our financial results should not be relied upon as an indication of our future performance.

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

The efficient operation of our global business depends on our information systems, including telecommunications, the internet, network communications, email and various computer hardware and software applications. We rely on our information systems to effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, quality systems, customer service and technical support functions. Our information systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, power losses, computer system or data network failures, data corruption and security breaches or other cybersecurity incidents, some of which we have experienced and continue to monitor and expect may experience in the future. Cybersecurity incidents can include ransomware, computer denial-of-service attacks, worms, and other malicious software programs introduced to our computers and networks, including intrusions that are designed to evade detection for an extended period of time, phishing attacks, social engineering attacks, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities or weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage. Additionally, cybersecurity threats and the techniques used in cyberattacks change, develop and evolve rapidly, including from emerging technologies, such as advanced forms of artificial intelligence (AI) and quantum computing. Further, use of AI by our employees, third-party service providers, strategic partners or other contractors or consultants, whether authorized or unauthorized, increases the risk that our intellectual property and other proprietary information will be unintentionally disclosed. While none of the cybersecurity incidents or service interruptions that we have experienced to date have had a material adverse impact on our business, financial condition or operations, the preventative measures we have implemented to date may not be sufficient to prevent, mitigate or offset a future incident that may materially and adversely impact us and the cybersecurity insurance we have obtained may or may not cover such an incident. In addition, some of our software systems are cloud-based data management applications, hosted by third-party service providers whose security and information technology systems are subject to similar risks. The failure to protect either our or our service providers’ information technology infrastructure could disrupt our entire operation, resulting in decreased sales, increased overhead costs, product shortages, or loss or misuse of intellectual property or proprietary, confidential, sensitive or personal information, all of which could have a material adverse effect on our reputation, business, financial condition and operating results or result in investigations, claims and administrative penalties by regulators.

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

We are subject to state, federal and foreign laws relating to data privacy and security in the conduct of our business, including state breach notification laws, the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, the European Union’s General Data Protection Regulation (GDPR), the U.K. Data Protection Act and the U.K. GDPR, the California Consumer Privacy Act, and the California Privacy Rights Act, among others. These laws affect how we collect and use data of our employees, consultants, customers and other parties, including patients treated with our products. They may further restrict our transfer and use of such data, and may allow individuals to make requests or exercise rights that could limit use of data and require the expenditure of significant resources and time and effort to address. In addition, as a result of the release and availability of AI technologies, including generative AI platforms, we have seen a global trend toward more comprehensive and refined regulation of AI that may impact our business, such as the EU AI Act, that are designed to ensure the ethical use, security, and privacy of AI and create standards for transparency, accountability, and fairness. These laws, as well as similar laws being enacted by other states and countries, impose substantial requirements that involve the expenditure of significant resources and the investment of significant time and effort to comply. We also rely on third parties to host or otherwise process some of this data. In some instances, these third parties have experienced failures to protect data privacy. Our failure or the failure of these third parties to comply with these laws or prevent security breaches of such data could result in significant liability, fines and penalties under applicable data privacy laws, cause disruption to our business, harm our reputation and have a material adverse effect on our business.

We cannot be certain that our net operating loss tax carryforwards will be available to offset future taxable income.

At December 31, 2024, we had approximately $527.5 million, $437.0 million and $6.5 million of net operating loss (NOL) carryforwards for federal, state and foreign purposes, respectively. Portions of federal NOL carryforwards incurred prior to 2018 will expire annually, if unused, while $322.8 million will not expire but can only be used to offset 80 percent of federal taxable income. Additionally, portions of state and foreign NOL carryforwards will expire annually, if unused.

At December 31, 2024, we had federal and state R&D credit carryforwards of approximately $48.2 million and $28.6 million, respectively. Portions of federal and $4.6 million of state R&D credits will expire annually, if unused, while $24.0 million of state R&D credits carry forward indefinitely. Additionally, at December 31, 2024, we had California economic development credit carryforwards of $3.0 million. These economic development credits can only be used to offset California taxable income and begin to expire in 2028, if unused.

We continue to provide a valuation allowance against a portion of these tax attributes because we believe that uncertainty exists with respect to their future realization. Utilization of these tax attributes may be subject to annual limitations under IRC Sections 382 and 383 if we experience an ownership change. To the extent available, we intend to use these NOL and credit carryforwards to offset future taxable income and/or income tax liabilities associated with our operations. There can be no assurance that we will generate sufficient taxable income in the carry forward period to utilize the remaining tax attributes before they expire.

Risks Related to Indebtedness

If we incur future indebtedness, our obligation to service the indebtedness could limit the cash flow available for our operations and have other consequences that could adversely affect our business, and we may not have sufficient cash flow from our business to pay our debt obligations.

We may in the future incur indebtedness to meet future financing needs. Interest payments, fees, covenants and restrictions under agreements governing future indebtedness could have significant consequences, including the following: impairing our ability to successfully continue to commercialize our future products; limiting our ability to obtain additional financing on satisfactory terms; increasing our vulnerability to general economic downturns, competition and industry conditions; requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness; and inhibiting our flexibility to plan for, or react to, changes in our business. The occurrence of any one of these events could have an adverse effect on our business, financial condition, operating results or cash flows.

Our ability to make scheduled payments of the principal and interest on, or to refinance the amounts payable under, future indebtedness while still making necessary investments in our business, will depend on our operating and financial performance, including our ability to generate sufficient cash flow from operations, which may be subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate such cash flow, we may be required to sell assets, restructure existing debt or obtain additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or secure desirable terms, which could result in a default on our debt obligations.

The capped call transactions may affect the value of our common stock, and subject us to counterparty risk.

In connection with the issuance of the Convertible Notes, we entered into capped call transactions with certain option counterparties. The capped call transactions initially covered, subject to customary adjustments, the number of shares of common stock initially underlying the Convertible Notes. The capped call transactions were expected generally to reduce the potential dilution of our common stock upon any conversion of the Convertible Notes or at our election (subject to certain conditions), offset any cash payments we would be required to make in excess of the aggregate principal amount of converted Convertible Notes, as the case may be, with such reduction or offset subject to a cap. We have been advised that the option counterparties or their respective affiliates have established initial hedges of the capped call transaction, and may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Convertible Notes, or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversion of the Convertible Notes. In December 2024, we unwound a portion of capped call transactions corresponding to fifty percent of the number of shares of the Company’s common stock initially underlying the Convertible Notes. However, the remaining capped call transaction may still modify their hedge positions and such hedge modification activity could impact the market price of our common stock.

The option counterparties to the capped call transactions are financial institutions, and we are subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price of our common stock, subject to the cap and in the volatility of our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

Risks Related to Our Regulatory Environment

Healthcare legislative reform measures and changes in U.S. and international trade policies may have a material adverse effect on our business and results of operations.

The current administration has enacted or proposed legislative, administrative and executive actions and regulatory changes that could affect our ability to profitably sell our commercialized products or products for which we obtain marketing approval. For example, the current administration previously enacted several executive actions that could impose pressures on and create uncertainty surrounding the U.S. federal government’s budget and potential changes in budgetary priorities and spending levels. Such pressures and uncertainty could adversely affect staffing levels and the funding for the FDA and as a result, prevent or delay marketing approval of our current or future pipeline products, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval, each of which may negatively impact our business. Further, there have been, and may continue to be, legislative and regulatory proposals at the U.S. federal and state levels and in foreign jurisdictions directed at broadening the availability and containing or lowering the cost of healthcare including plans announced by the current administration to reform the U.S. pharmaceutical pricing system significantly through rulemaking and executive orders. In addition, existing legislation aimed at patient affordability in the United States such as the Patient Protection and Affordable Care Act may be repealed or replaced. The continuing efforts of the government, insurance companies and third-party payors to contain or reduce costs of healthcare may adversely affect our ability to set prices for our products that would allow us to achieve or sustain profitability. In addition, governments may impose price controls on any of our products, which may adversely affect our future profitability. These risks may also impact the development decisions we make with respect to our pipeline products.

Additionally, the U.S. government has recently made statements and taken certain actions that have created significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies, treaties, government regulations and tariffs, which may lead to the imposition of tariffs and export control restrictions affecting certain products manufactured in certain other countries. As a result of these statements and actions, we are exposed to the possibility of product supply disruption and increased costs and expenses. While we cannot predict the likelihood, nature or extent of the potential impact, unfavorable government policies on international trade, such as export controls, or tariffs, may increase the cost of manufacturing our commercialized products or developing our pipeline products, affect the demand for our products (if and once approved), or restrict our access to raw materials and components used in the manufacture of our current products and the development of our future products, each of which could negatively impact our financial condition and results of operations.

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

The process of obtaining clearances or approvals to market our products can be expensive and lengthy, and we cannot guarantee that our current products will receive clearance or approval for additional indications or that our future products will receive clearance or approval on a timely basis, or without restrictions, if at all. Additionally, our pipeline products that are determined to be drug-device combination products, such as our iDose TR product, requires review and coordination by each of FDA’s drug and device centers prior to approval, which may delay approval of our future products. In some instances, we or our partners have pursued, and may in the future pursue, a regulatory clearance or approval that proves unsuccessful, such as the FDA’s failure to approve the PreserFlo Microshunt in the U.S. and our determination to conduct a second pivotal confirmatory study of our Epioxa pharmaceutical therapy based on recommendations from the FDA in pre-NDA submission meetings. When this occurs, the time and financial resources required to obtain FDA or other regulatory approval may substantially increase or new competitive products could reach the market faster than our product candidate, which could materially adversely impact our competitive position and prospects.

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

If our facilities, or those of our third-party manufacturers or suppliers, fail to meet the FDA’s Quality System Regulation or cGMP regulations, as applicable, or other standards required by the FDA, we could experience a delay in obtaining the necessary regulatory clearances or approvals to commercialize our pipeline products, which could have a material adverse effect on our business and financial condition and results.

We have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations and we may also be required to seek additional regulatory approvals to modify our approved products or their manufacturing processes or indications, which may entail significant time and expense. We and our suppliers are subject to extensive post-marketing regulatory requirements and failure to comply with applicable requirements in a timely manner could subject us to enforcement actions, including recall or product approval withdrawals. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. Other post-market requirements on our products include reporting of adverse events and device malfunctions, product tracing, reporting of corrections and removals (recalls), labeling requirements, and promotional restrictions. See Item 1, Business, “Government Regulation – U.S. Regulation & Reimbursement – Post-Market Regulation” in this Annual Report for additional information. Additionally, any recall or product withdrawal, whether required by the FDA, another regulatory authority or initiated by us, could harm our reputation with customers, cause us to incur significant expense and negatively affect our sales.

In addition, our promotional materials, sales techniques, pricing programs and training methods must comply with FDA and other applicable laws and regulations. The FDA or other regulatory authorities may limit the indications for use of our products, thereby restricting our ability to promote the drug or device. Physicians may use our products, particularly newly-approved products, off-label or in combination with other products that are not indicated or appropriate, as the FDA does not restrict or regulate a physician's choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials, sales techniques, pricing programs or training constitutes promotion of an off-label use or encourages over-utilization of our products or use of our products in combinations that are not indicated or appropriate, it could request that we modify our materials, techniques, programs or training or subject us to enforcement actions.

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

In the U.S. and in certain states and foreign jurisdictions, there have been a number of legislative and regulatory proposals and adoptions to change the healthcare systems in ways that could impact our ability to sell our products profitably, if at all. In addition, new regulations and interpretations of existing healthcare statutes and regulations are frequently adopted and we may not be able to comply with the changed laws, they could increase the cost of manufacturing, marketing or selling our product, could make approvals of pipeline products more difficult or prevent us from selling at all. We expect there will continue to be a number of legislative and regulatory changes to the U.S. health care system that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof and may impose additional costs or lengthen review times of planned or future products. It is also difficult to predict whether and how the policies and priorities of a new administration could materially impact the regulation governing our products. A new U.S. administration may propose policy changes that create additional uncertainty for our business, such as changes to the level of scrutiny to enforce the 340B drug pricing program (340B program) non-compliance, new price restrictions on products we sell to Medicaid, Medicare or other government purchasers, or other regulatory changes impacting reimbursement or competitive dynamics in the markets in which we operate. The extent to which such policy changes impact the healthcare regulatory environment remains uncertain and could materially impact our business and operations.

Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (the “Loper ”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA and CMS. Further, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations and other impacts to the agency rulemaking process. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

We are also subject to the EU’s Medical Devices Regulation (MDR), which could result in substantial additional costs of compliance. In addition, our products could be reclassified in international markets, which would impose an entirely new regulatory framework on us and our contract manufacturers and compliance may prove costly and difficult or may not be achievable at all. Our failure, or the failure of our contract manufacturers, to obtain CE marks for all of our products under MDR on a timely basis, or to comply with MDR or applicable European Medicines Agency regulations regarding drug products, could restrict our ability to sell our products in the EU or other parts of the world, which would have a material adverse effect on our business and financial results.

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

As a condition of having our iDose TR product covered under certain federal healthcare programs such as Medicare and Medicaid, we are required to participate in the MDRP with respect to all of our pharmaceutical products, which requires us to calculate and report certain pricing metrics to the government, comply with certain pricing limitations and pay a rebate to each state Medicaid program for our covered products based on utilization of our products by Medicaid beneficiaries. Any company that participates in the MDRP also must participate in the 340B program. The 340B program, which is administered by the Health Resources and Services Administration, requires participating companies to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for covered outpatient drugs. The 340B program ceiling price is calculated using a statutory formula, which is based on pricing data calculated under the MDRP.

Additionally, the U.S. Inflation Reduction Act of 2022 (IRA), which is designed to, among other things, have a direct impact on drug prices and reduce drug spending by the federal government, requires drug manufacturers to pay rebates to Medicare if they increase prices faster than inflation for certain drugs used by Medicare beneficiaries. The expansion of inflation-based rebates may complicate our pricing strategies. See Item 1, Business, “Government Regulation – U.S. Regulation & Reimbursement” in this Annual Report for more information on the MDRP. To the extent applicable, these and other similar legislation or regulations will reduce the prices we can charge, and impact the rebate amount we must pay, on sales of our products subject to that act, particularly on sales to our customers if they qualify as covered entities eligible to receive the discounted 340B ceiling price. Compliance with these laws and programs may reduce our net sales, and could require significant resources, which would reduce our profitability. Further, we cannot predict how our participation in, or how future CMS guidance or rules governing, MDRP will affect our profitability (including the potential for increases in our overall Medicaid rebate liability and the obligation to charge reduced prices to covered entities). Any changes to the limitations, calculations, or scope of these programs could negatively impact the results of our operations. Additionally, pricing and rebate calculations are complex and often subject to interpretation by the manufacturer, governmental agencies and courts. A manufacturer that becomes aware that its Medicaid reporting for a prior was incorrect or has changed as a result of a recalculation of pricing data is obligated to resubmit corrected data up to three years after the data was originally due. Restatements and recalculations may result in an overage or shortfall in our rebate liability for prior periods, and may affect our 340B ceiling price and therefore liability under the 340B program.

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

In addition to uncertainties surrounding coverage policies, there are uncertainties regarding appropriate reimbursement for the procedures associated with certain of our products like iAccess, a precision blade, iPRIME, a viscoelastic delivery system, and iStent infinite and iDose TR, as well as sporadic volatility in reimbursement levels of existing products, including our Photrexa therapy and the procedures associated with our existing products, such as our iStent family of products. For example, in 2022 the CMS’ payment rates significantly lowered the Medicare physician fee payment rates and slightly lowered the Medicare facility fee payment rates related to the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, furnished in the ambulatory surgery center setting, which we believe disrupted traditional customer ordering patterns and resulted in certain of our customers’ utilization of competitive products, causing reduced glaucoma sales volumes in the U.S. in 2022 and 2023. Additionally, the facility fee payment rates for the standalone procedure that hospitals and ambulatory surgery centers will use with Glaukos’ iStent infinite product were lower than anticipated for 2022 and were not significantly modified by CMS for 2023 facility fee payment rates, which had an adverse impact on procedural iStent family product volumes and our revenues and net income.

The demand for, and the profitability of, our products could be materially harmed if the Medicaid program, Medicare program, other healthcare programs in the U.S. or elsewhere, or third party commercial payors in the U.S. or elsewhere, deny reimbursement for our products, limit the indications for which our products will be reimbursed, are unclear on appropriate reimbursement codes or provide reimbursement only on unfavorable terms. For example, in June 2023 five MACs, which set physician fee payment rates for products covered by temporary CPT Category III codes, published proposed local coverage determinations (LCDs) that deemed certain ophthalmic procedures, including the procedures using our iAccess and iPRIME products, investigational and therefore not covered by Medicare and not reimbursed, which LCD was ultimately adopted and then reversed by these MACs. This non-coverage determination was not included in the proposed LCDs subsequently published by the five MACs in April 2024 and finalized in November 2024. Additionally, the physician fee payment rates for the procedures using our iDose TR product will be determined by the MACs, the majority of which have not yet published this rate. Also, when procedures associated with our products transition from temporary CPT Category III codes to permanent CPT Category I codes, the physician and facility reimbursement levels associated with the procedures using these products could be decreased, such as the decreased payment rates for procedures using our iStent-related products, in conjunction with cataract surgery, established by CMS for 2022 and 2023, as discussed above. Even when a permanent billing code has been assigned to a product, there is no guarantee that coverage will be provided. If we are unable to maintain our existing codes or obtain new permanent codes for procedures using our products, use existing codes for new products or obtain new reimbursement codes for our products in development, we may be subject to significant pricing pressure, that could harm our results of operations, financial condition and prospects. In the foreign markets in which we operate, different pricing and reimbursement systems, could result in lower reimbursement, harming our ability to operate our business.

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

Risk Management Systems and Processes

To identify and assess material risks from cybersecurity threats, our enterprise risk management program considers cybersecurity threat risks alongside other company risks as part of our overall risk assessment process. Our enterprise risk management program is administered by the Company’s legal and internal audit functions, and facilitates the process of identifying and assessing cybersecurity threat risks, as well as monitoring the effectiveness of our risk mitigation efforts. During the year, our senior management periodically identifies the cybersecurity risks facing the Company and reviews our mitigation plans related to these risks. These senior leaders conduct an evaluation of the severity of these identified risks and any changes to the risk level or the Company’s mitigation efforts since the prior evaluation. The severity of risks is measured based upon the potential adverse impact that could result, the immediacy of the threat and the availability of mitigating factors, among other elements. Management may consult with outside consultants, such as legal counsel or cybersecurity advisors, in assessing risks and developing mitigation plans. The Audit Committee of the Board regularly receives reports from such outside experts in response to emerging or higher risk areas.

We also have specific cybersecurity risk assessment processes which help identify our cybersecurity threat risks, including a comparison of our processes to industry standards as well as periodic third-party assessments of our programs. We compare our Information Security Program with industry standards including the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and ISO 27001. In order to enhance internal expertise, members of our Global Technology Systems (GTS) department maintain various cybersecurity-related certifications. We also maintain written incident response and security policies that seek to ensure we are protected and ready to respond should a security incident occur. Incidents are investigated and analyzed for potential impact. If any potential impact is determined to present, the appropriate departments, key employees, and executive management team members are notified as part of the incident response process. Our incident response plan coordinates the activities we would take to respond to and recover from cybersecurity incidents, which include processes to triage, assess severity of, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate potential liability and reputational damage. If appropriate, incidents may be reported to senior management, the Audit Committee or the full Board.

To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and to protect against, detect, and respond to cybersecurity incidents, we undertake the activities listed below:

●	closely monitor emerging data protection laws and implement responsive changes to our processes;
●	conduct annual cybersecurity training for all employees and contractors who use our systems;
●	conduct regular email phishing testing exercises for all employees to enhance awareness and responsiveness to such possible threats;
●	require employees, as well as contractors who have access to our systems or the data of our employees or customers, to treat information as confidential;
●	performed internal audits of our use of single sign-on and multifactor authentication for key information systems;
●	schedule tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our processes, technologies and incident response plan; and
●	carry cyber risk insurance that provides protection (as specified in the applicable policies) against certain potential costs and losses arising from a cybersecurity incident.

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

We are not aware of any material cybersecurity incidents that have occurred in the last three fiscal years, and the expenses we have incurred from cybersecurity incidents were immaterial, including penalties and settlements, of which there were none.

Governance

Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board and management.

Board Oversight

The Audit Committee of our Board is responsible for the oversight of risks from cybersecurity threats. At least twice a year, the Audit Committee receives a report from the head of Information Security of our cybersecurity threat risk management and mitigation strategy covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and potentially material cybersecurity threat risks or incidents, as well as the steps management has taken to respond to such risks. In such sessions, the Audit Committee generally receives information describing current and emerging material cybersecurity threat risks, and describing the Company’s plans to mitigate those risks, and discusses such matters with our head of GTS and other members of senior management. Potential material cybersecurity threat risks are also considered during separate Board discussions of important matters like enterprise risk management. Two members of our Board, including one member of the Audit Committee, have earned cybersecurity certifications to help them identify cybersecurity threats and oversee management’s efforts to manage and mitigate them.

Management Oversight

While the Audit Committee reviews and oversees the Company’s information security efforts, senior leadership is responsible for the day-to-day management of cybersecurity risk and the design and implementation of policies, processes and procedures to identify and mitigate this risk. Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Legal department and our Internal Audit department, working with our GTS department. Members of this team include a Certified Information Systems Auditor (CISA), a Certified Information Security Manager (CISM), a Certified Data Privacy Solutions Engineer (CDPSE), Certified Information Systems Security Professionals (CISSP), as well as members of ISACA and ISC2 industry organizations. These members of management are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.

ITEM 2.PROPERTIES

The Company’s office building lease in Aliso Viejo, California (Aliso Facility) is one property containing three existing office buildings, comprising approximately 160,000 rentable square feet of space, and serves at the Company’s global headquarters. The term of the Aliso Facility commenced on May 1, 2019 and continues for thirteen years. The agreement contains an option to extend the lease for two additional five year periods at market rates. On December 18, 2018, we also purchased approximately 2.5 acres of vacant land located adjacent to the Aliso Facility for future expansion purposes. In 2022, the Company relocated its corporate administrative headquarters and marketing functions, along with certain laboratory, R&D and warehouse space, to the Aliso Facility.

The Company leases two adjacent buildings, two suites, and a warehouse as part of its manufacturing campus located in San Clemente, California. Each of the leases for the two adjacent buildings expires on May 31, 2035, and each contains an option to extend the lease for one additional five-year period at market rates. The total leased square footage of both buildings totals 101,000. The square footage of the other suites and warehouse in San Clemente, California totals 19,000. The Company’s San Clemente locations will continue to serve as its main manufacturing location for the foreseeable future.

We also occupy approximately 60,000 square feet of leased manufacturing space in Burlington, Massachusetts pursuant to a lease agreement that expires on July 31, 2033. Our remaining foreign subsidiaries’ leased office and warehouse space totals less than 35,000 square feet.

In December 2024, we reached agreement with the city of Huntsville, Alabama to develop a new 200,000 square foot R&D and manufacturing facility. We expect construction to begin in 2026.

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

As of February 19, 2025, we had 46 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of record holders also does not include stockholders whose shares may be held in trust by other entities.

Stock Performance Graph

The following performance graph shows the cumulative total stockholder return during the last five years in (i) our common stock, (ii) the S&P Small Cap 600 index and (iii) the S&P Small Cap 600 Healthcare index. The graph assumes that $100 was invested at the closing price of our common stock on the last trading day of fiscal year 2019 and all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Glaukos Corporation	$100.00	$138.17	$81.59	$80.19	$145.93	$275.27
S&P Small Cap 600 index	$100.00	$109.57	$137.26	$113.35	$129.09	$137.90
S&P Small Cap 600 Healthcare index	$100.00	$131.41	$138.98	$102.25	$99.53	$102.90

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

Overview

We are an ophthalmic pharmaceutical and medical technology company focused on developing novel, dropless platform therapies and commercializing associated products for the treatment of glaucoma, corneal disorders, and retinal disease. We first developed Micro-Invasive Glaucoma Surgery (MIGS) as an alternative to the traditional glaucoma treatment paradigm, launching our first MIGS device commercially in 2012. In 2024, we commenced commercial launch activities for iDose TR, an intracameral procedural pharmaceutical implant designed to continuously deliver therapeutic levels of a proprietary formulation of travoprost inside the eye for extended periods of time. We also offer commercially a proprietary bio-activated pharmaceutical therapy for the treatment of a rare corneal disorder, keratoconus, that was approved by the United States (U.S.) Food and Drug Administration (FDA) in 2016. Beyond our approved products, we continue to develop and advance a robust pipeline of novel, dropless platform technologies designed to advance the standard of care and improve outcomes for patients suffering from chronic eye diseases.

Financial Overview

The most important financial indicators that we use to assess our business are net sales, gross margin, operating expenses, and cash on hand.

	December 31,	December 31,
	2024	2023
Net sales	$383,481	$314,711
Gross margin	75%	76%
Operating expenses	$411,820	$367,836
Cash, cash equivalents, short-term investments and restricted cash	$323,648	$301,287

Please see Results of Operations and Liquidity and Capital Resources below for a detailed discussion of each of the above items including analysis of the fluctuations from year to year.

We incurred net losses of $146.4 million, $134.7 million and $99.2 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively and as of December 31, 2024, we had an accumulated deficit of $745.4 million.

Recent Developments

Convertible Notes and Capped Call Unwind

In June 2020, we issued $287.5 million in aggregate principal amount of Convertible Notes pursuant to an indenture dated June 11, 2020, between us and Wells Fargo Bank, National Association, as trustee (the Indenture), in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The Convertible Notes were senior unsecured obligations and bore interest at a rate of 2.75% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. In connection with issuing the Convertible Notes, we received $242.2 million in proceeds, after deducting fees and offering expenses and paying the cost of the capped call transactions described below.

In June 2024 we executed a Convertible Notes Exchange whereby certain investors exchanged $230.0 million in aggregate principal of Convertible Notes held for an aggregate of 4,253,423 shares of our common stock, leaving $57.5 million aggregate principal of remaining Convertible Notes outstanding. Then on October 4, 2024, we issued a notice of redemption (the Redemption Notice) for all remaining $57.5 million aggregate principal outstanding of the Convertible Notes to be redeemed on December 16, 2024 (the Redemption Date) for the principal amount together with accrued and unpaid interest. The Redemption Notice triggered a right to conversion by holders, at their election, into shares of our common stock (Common Stock) pursuant to physical settlement at any time prior to the Redemption Date. The conversion rate for the Convertible Notes was 17.8269 shares of Common Stock per $1,000 principal amount, plus additional shares of 0.3501 per $1,000 principal amount, thus totaling 18.1770 shares of Common Stock per $1,000 principal amount surrendered for conversion thereunder.

Between the issuance of the Redemption Notice and the Redemption Date, holders of Convertible Notes totaling approximately $57.4 million of outstanding principal amount elected to convert, resulting in the issuance of 1,044,066 shares of our common stock. On December 16, 2024, the remaining approximately $0.1 million of outstanding principal amount was redeemed, along with accrued and unpaid interest, for cash.

On December 2, 2024, we entered into unwind agreements with certain financial institutions (Option Counterparties) relating to a portion of the capped call transactions (Capped Call Unwind Agreements) that we previously entered into with such Option Counterparties in connection with the issuance of our Convertible Notes. The Capped Call Unwind Agreements relate to a portion of capped call transactions corresponding to fifty percent of the number of shares of our common stock initially underlying the Convertible Notes. Pursuant to the Capped Call Unwind Agreements, the Option Counterparties delivered to us approximately $53.2 million, which amount was determined based upon the volume-weighted average price per share of our common stock during the averaging period from December 3, 2024 through December 5, 2024.

Strategic Transactions

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

Effective March 17, 2023, we entered into a sales agreement (Sales Agreement) with Celanese Canada ULC (Celanese) under which Celanese will make available and supply us certain raw materials used to create a nanoporous membrane utilized in the iDose TR, and authorized us to reference its Drug Master File (DMF) with respect to such raw materials, which is required for us to commercialize iDose TR. The term of the Sales Agreement is four years after the iDose TR launch date in February 2024. In exchange for the ability to obtain future raw materials and the rights related to the DMF, we are subject to minimum compensation payments over four years of $6.3 million and potential additional royalties based on a percentage of sales of the iDose TR product. We recognized an intangible asset related to the minimum compensation payments at fair value of $5.2 million upon the date of acquisition, which was determined to be the iDose TR launch date. The $5.2 million is included in Intangible assets, net on the consolidated balance sheets and will be amortized to cost of sales over its useful life of four years, which is the initial term of the Sales Agreement. A member of the Celanese board of directors also sits on our board of directors.

Market and Business Update

Impact of the Current Global Economic Environment

During the last twelve months, global and regional economies have experienced, in connection with ongoing macroeconomic conditions, inflation, supply shortages or delays, changes in supply and demand, foreign exchange rate fluctuations and other conditions that have led to disruptions in commerce and pricing stability. Additionally, some of our vendors are continuing to experience supply challenges, both in the acquisition of raw materials as well as due to labor shortages and other disruptions. These challenges have occasionally led to longer lead times and delays of certain components needed for the manufacture of our products, in some cases requiring us to find alternative sources for materials. As a result of these supply chain challenges and ongoing inflationary pressures, we have experienced higher costs for certain components and raw materials. While these supply challenges have generally stabilized over the course of 2024, if these supply issues persist or worsen in the future, they could impact our ability to ship some of our products to our customers, or bring some of our pipeline products to market, in a timely manner. We expect some supply challenges and higher costs of certain components and raw materials to continue throughout 2025. Additionally, while the U.S. government has recently made statements and taken certain actions that have created significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies, treaties, government regulations and tariffs, we believe our exposure to such potential policies, tariffs and restrictions is limited as we do not source a material amount of our raw materials and product components from countries other than the U.S.

Additionally, the effects of foreign currency fluctuations were most notably experienced in our international glaucoma business. Our annual growth rate of net sales for the year ended December 31, 2024 was negatively affected by approximately 185 basis points, primarily related to the Japanese Yen. For the year ended December 31, 2023, net sales of our international glaucoma business were negatively impacted by approximately 145 basis points, primarily related to the Japanese Yen.

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

In October and November 2023, five of the seven MACs released final local coverage determinations (LCDs) confirming reimbursement coverage of the standalone procedure utilizing the iStent infinite, which received FDA clearance in August 2022, and non-coverage for certain procedures, including the ophthalmic canaloplasty procedure utilizing our iPRIME product. These LCDs also indicated that surgical MIGS procedures should not be performed in combination with other MIGS or surgical glaucoma procedures. In December 2023, prior to their respective effective dates, those five MACs rescinded the final LCDs and determined there would be no change in the current status of coverage for MIGS. In April 2024, five of the seven MACs released draft LCDs that would confirm reimbursement coverage of the standalone procedure utilizing the iStent infinite, which received FDA clearance in August 2022, and that would confirm non-coverage for surgical MIGS procedures in combination with other surgical MIGS procedures (but did not prohibit coverage for use of a procedural pharmaceutical such as our iDose TR, in combination with surgical MIGS procedures). These draft LCDs were finalized in November 2024 and took effect on November 17, 2024. The other two MACs have taken preliminary steps to assess coverage of iStent infinite through temporary local coverage article (LCA) updates. In the case of these two MACs, coverage of the iStent infinite is currently determined on a case-by-case basis.

On April 2, 2024, CMS assigned a unique, permanent Healthcare Common Procedure Coding System J-code for iDose TR indicated for the reduction of intraocular pressure in patients with open-angle glaucoma or ocular hypertension. The new J-code for iDose TR, J7355, became effective July 1, 2024. J-codes are used by U.S. government and commercial payers, as well as surgeons, to streamline the billing and reimbursement process for procedural pharmaceuticals administered by a healthcare professional, such as iDose TR, along with other certain treatments. In addition to the J-code, on March 21, 2024, CMS assigned the CPT codes that are designed to be used to cover the procedural component of iDose TR, 0660T and 0661T, to ambulatory payment classification 5492 (Level 2 Intraocular

Procedures), retroactively effective as of January 1, 2024. The professional fees associated with an iDose TR procedure have been published by three of the seven MACs.

On January 1, 2025, the U.S. Centers for Medicare & Medicaid Services’ (CMS’) final rules on 2025 Medicare physician fee and facility fee payment rates (2025 Final Rule) became effective. The 2025 Final Rule did not materially modify the 2024 Medicare physician fee and facility fee payment rates with respect to physician fee and facility fee payment rates for procedures using our iStent family of products in conjunction with cataract surgery, which 2024 payment rates contained significant increases in the facility fee rates for ASCs and hospitals that perform iStent infinite procedures in a standalone setting under its temporary Category III CPT code.

We estimate that approximately 80% of procedures utilizing our iStent family of products in the U.S. are performed in the ASC setting and the remaining estimated 20% of procedures are performed in the hospital.

Business Outlook

CMS physician fee payment rate decreases have disrupted traditional customer ordering patterns and may have resulted in certain of our customers’ utilization of competitive products, which may have reduced U.S. Glaucoma sales volumes of our iStent family of products used in conjunction with cataract surgery in each of the three years ended December 31, 2024, December 31, 2023 and December 31, 2022. Our corneal health sales have experienced sporadic headwinds in recent years due to U.S. commercial payer volatility. We believe investments in our market access organization were successful in reducing volatility during the years ended December 31, 2024 and December 31, 2023, although we cannot predict whether such success will continue.

In addition to the foregoing, we commercialized certain of our products for several years in the U.S. with few or no direct competitors. Other competitive products have now become available in the U.S. and globally that have impacted and may continue to impact adoption of or demand for our products. We are also aware of similar products being developed by third parties that could enter the market and increase the competitive pressures we face. These other products could achieve greater commercial acceptance or demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our products, which could adversely impact our net sales.

Components of Results of Operations

Net Sales

Our net sales are generated primarily from sales of our iStent family of products to customers, Photrexa and other associated drug formulations, our proprietary bioactivation systems and royalty income. We also began commercializing iDose TR in a controlled manner in February 2024. Customers are primarily comprised of ambulatory surgery centers, hospitals and physician private practices, with independent distributors being used in certain international locations where we currently do not have a direct commercial presence. We currently operate in one operating and reportable segment and our primary business activity is the development and commercialization of therapies across several end markets within ophthalmology.

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

In 2022, cost of sales included a charge equal to a low single-digit percentage of worldwide net sales of certain iStent products, with a required minimum annual payment of $0.5 million, which amount became payable to the Regents of the University of California (the University) in connection with our December 2014 agreement with the University related to a group of our U.S. patents (the Patent Rights). This ongoing product payment obligation changed as patent coverage on certain products has lapsed, and terminated entirely on the date the last of the Patent Rights expires, which was December 29, 2022. For the year ended December 31, 2022, we recorded approximately $3.1 million in cost of sales in connection with the product payment obligation.

Cost of sales has included amortization of the $252.2 million developed technology intangible assets recorded as a result of our acquisition of Avedro, Inc (Avedro) and our Celanese Agreement. For the year ended December 31, 2024, the amortization expense was $22.2 million and for each of the years ended December 31, 2023, December 31, 2022, the amortization expense was $22.1 million.

Our future gross profit as a percentage of net sales, or gross margin, will be impacted by numerous factors including commencement of sales of products in our pipeline, or any other future products, which may have higher pricing, or conversely, higher product costs. Our gross margin will also be affected by manufacturing or supply chain disruptions or inefficiencies that we may experience as we attempt to manufacture our products on a larger scale, manufacture new products and change our manufacturing capacity, processes or output. Additionally, our gross margin will continue to be affected by amortization of Avedro developed technology and Celanese Agreement intangible assets, the impact of rebates associated with government and commercial programs and by royalty expenses on current or future products associated with various licensing agreements. Our gross margin in future periods may also be impacted by other factors adversely affecting our net sales in future periods such as the impact of government pricing programs and reductions of payment rates for certain of our products and related services and inflationary pressures.

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

SG&A expenses also include amortization of the $14.1 million customer relationships intangible assets recorded as a result of our acquisition of Avedro, Inc. (Avedro). Amortization expense was $2.5 million for the year ended December 31, 2024, and $2.8 million for each of the years ended December 31, 2023 and December 31, 2022.

We expect SG&A expenses to continue to grow as we increase our infrastructures for our global sales and marketing functions, commercial support organizations, and general administration departments. We also expect other non-employee‐related costs, including sales and marketing program activities for new products, market access efforts, outside services, accounting services and general legal costs to increase as our overall operations grow. The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as on the timing of any new product launches and other potential business and operational activities.

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

Our IPR&D for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 totaled $14.2 million, $5.0 million and $10.0 million, respectively, relating to one-time upfront payments and stock issuances associated with our exclusive licensing agreements with various third-parties, whereby we were granted the exclusive, worldwide licenses for certain technologies that are in development.

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

Income Taxes

Our tax provision is primarily comprised of state and foreign income taxes offset by release of uncertain tax positions for which the statute of limitations has expired. Our net deferred tax liability of $6.9 million at December 31, 2024 primarily represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets. We continue to provide a full valuation allowance against our other net deferred tax assets.

We record reserves for uncertain tax positions where we believe the ability to sustain the tax position does not reach a more likely than not threshold.

Results of Operations

For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2023 compared to the year ended December 31, 2022 refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2023 Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission on February 23, 2024

Comparison of Years Ended December 31, 2024 and December 31, 2023

	Year ended
	December 31,		% Increase
(in thousands)	2024	2023	(decrease)
Statements of operations data:
Net sales	$383,481	$314,711	22%
Cost of sales	94,027	75,575	24%
Gross profit	289,454	239,136	21%
Operating expenses:
Selling, general and administrative	261,166	224,068	17%
Research and development	136,425	138,768	(2)%
Acquired in-process research and development	14,229	5,000	185%
Total operating expenses	411,820	367,836	12%
Loss from operations	(122,366)	(128,700)	(5)%
Non-operating loss, net	(23,235)	(5,027)	NM
Income tax provision	771	934	(17)%
Net loss	$(146,372)	$(134,661)	9%

Net Sales

Net sales for the years ended December 31, 2024 and December 31, 2023 were $383.5 million and $314.7 million, respectively, reflecting an increase of $68.8 million or 22%.

Net sales of glaucoma products in the United States were $199.6 million and $151.5 million for the years ended December 31, 2024 and December 31, 2023, respectively, increasing by approximately 32%. This increase is primarily due to the introduction of iDose TR as well as higher volumes sold of our iStent family of products due to higher demand, primarily iStent infinite.

International sales of glaucoma products for the years ended December 31, 2024 and December 31, 2023 were $103.7 million and $85.6 million, respectively, increasing by approximately 21%. The increase in international sales reflects continued broad-based growing volume in many key international markets for glaucoma procedures, primarily France, Japan, the United Kingdom and Australia, the dollar-based results of which were slightly affected by unfavorable foreign exchange rates over the course of the year, primarily related to the Japanese Yen, during the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Net sales of corneal health products were $80.2 million and $77.7 million for the years ended December 31, 2024 and December 31, 2023, respectively, increasing by 3%. Of the approximately $2.5 million increase in net sales generated by our corneal health products, $2.3 million related to an increase in U.S. net sales of Photrexa using direct sales operations, which was positively impacted by higher realized average sales prices of Photrexa along with increases in sales to existing customers and new account starts, mostly offset by accrued rebates related to our participation in the Medicaid Drug Rebate Program (MDRP). Our net sales of iLink devices in the U.S. increased $0.3 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Our international corneal health sales decreased $0.1 million from net sales in countries outside the U.S. during the year ending December 31, 2024 as compared to the year ended December 31, 2023.

Cost of Sales

Cost of sales for the years ended December 31, 2024 and December 31, 2023 were $94.0 million and $75.6 million, respectively, reflecting an increase of approximately $18.5 million or 24% that is generally proportionate to the increase in net sales for the corresponding period, offset by certain new product launch manufacturing costs associated with iDose TR along with an inventory write-down charge associated with product line optimizations. Our gross margin was approximately 75% and 76% for the years ended December 31, 2024 and December 31, 2023, respectively.

Selling, General and Administrative Expenses

SG&A expenses for the years ended December 31, 2024 and December 31, 2023 were $261.2 million and $224.1 million, respectively, reflecting an increase of $37.1 million or 17%.

Of the total $37.1 million increase in SG&A expenses for the year ended December 31, 2024 as compared to the year ended December 31, 2023, $19.0 million related to increased compensation and related employee costs, with $3.0 million of the incremental amount related to an increase in stock-based compensation expense, the majority of which was associated with certain performance equity awards that were achieved during the year. The residual increase primarily relates to enhancements of various customer and patient support functions, our business intelligence function, and growth in our commercial infrastructure in glaucoma and corneal health, along with increased travel, meetings and accompanying costs as business activities have expanded.

The remaining increase of $18.1 million primarily relates to discretionary expenses supporting the above personnel growth as well as our ongoing administrative operations, inclusive of information technology, facilities and allocated expenses.

Research and Development Expenses

R&D expenses for the years ended December 31, 2024 and December 31, 2023 were $136.4 million and $138.8 million, respectively, reflecting a decrease of $2.3 million or 2%.

For the year ended December 31, 2024, we incurred $84.6 million in core R&D expenses and $51.8 million in clinical expenses, comprised of $79.9 million in compensation and related employee expenses, $2.0 million of which was related to increased stock-based compensation, with the remaining $56.5 million spent on the continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as next generation iDose products; Epioxa, a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (also referred to as “epi-on”); and our earlier stage programs for glaucoma, corneal, retinal and other therapeutic investments. For the year ended December 31, 2023, we incurred $86.3 million in core R&D expenses and $52.5 million in clinical expenses, comprised of $77.9 million in compensation and related employee expenses with the remaining $60.9 million spent on the abovementioned programs.

Acquired In-process Research and Development

During the year ended December 31, 2024 we issued $5.0 million of our common stock, paid approximately $5.1 million in cash, and incurred $1.6 million of contingent consideration in connection with the asset acquisition of 100% of the outstanding equity interests in a clinical stage biopharma company focused on developing novel therapeutics for ophthalmic diseases, including all related patents and patent applications, technology and know-how. Also included in IPR&D for the year ended December 31, 2024 is a $2.5 million payment related to an additional license agreement pursuant to which we obtained an exclusive, worldwide license to develop and commercialize drug products incorporating certain proprietary technology.

IPR&D expenses for the year ended December 31, 2023 related to the issuance of $3.0 million of our common stock for the acquisition of intellectual property rights, as well as a $2.0 million upfront payment related to our exclusive license agreement with Stuart Therapeutics, Inc. License Agreement.

Non-Operating Expense, Net

We had non-operating expense, net of $23.2 million and $5.0 million for the years ended December 31, 2024 and December 31, 2023, respectively. The $18.2 million increase primarily relates to charges associated with our Convertible Note Exchange.

Income Tax Provision

Our effective tax rate for the year ended December 31, 2024 was (0.50)%. For the year ended December 31, 2024 and December 31, 2023, we recorded a provision for income taxes of $0.8 million and $0.9 million, respectively. For the years ended December 31, 2024 and December 31, 2023, our tax provision was primarily comprised of state and foreign income tax expense offset by release of uncertain tax positions for which the statute of limitations has expired.

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

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$169,626	$93,467
Short-term investments	149,289	201,964
Accounts receivable, net	60,744	39,850
Inventory	57,678	41,986
Accounts payable	13,026	13,440
Accrued liabilities	62,099	60,574
Working capital (1)	374,667	321,447
(1)	Working capital consists of total current assets less total current liabilities per our consolidated balance sheets

Main Sources of Liquidity

We plan to fund our operations, commitments for capital expenditures and other short and long-term known contractual and other obligations using existing cash and investments and, to the extent available, cash received from commercial operations as well as cash generated from employee stock option exercises.

We may seek to obtain additional financing in the future through other debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all and although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations in future periods.

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

As of December 31, 2024, our cash, cash equivalents and short-term investments totaled approximately $318.9 million and our restricted cash totaled approximately $4.7 million.

Cash Flow used in Operations

For the twelve months ended December 31, 2024, our operating activities used $61.3 million in net cash.

Short-term Liquidity Requirements

Our short-term liquidity requirements primarily consist of regular operating costs, R&D project funding, capital expenditures as we continue the development of our manufacturing facilities and office spaces, operating and financing lease obligations and other firm purchase commitments. As of December 31, 2024, we had net working capital of $374.7 million, which indicates that our current assets are sufficient to cover our short-term liabilities.

Long-term Liquidity Requirements

Our long-term liquidity requirements primarily consist of capital expenditures for the continued development of our manufacturing facilities and office spaces, potential future payments related to our licensing agreements, and firm purchase commitments. As demand grows for our products, we will continue to expand global operations to meet demand through investments in our manufacturing capabilities. In December 2024, we reached an understanding with the city of Huntsville, Alabama to develop a new 200,000 square foot R&D and manufacturing facility. We expect construction to begin in 2026.

Material Cash Requirements

The following table summarizes our material cash requirements, including commitments for capital expenditures and known contractual and other obligations as of December 31, 2024, and the amount required to satisfy those requirements in future periods.

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating and finance lease obligations	$177,608	$9,453	$19,420	$20,233	$128,502
Firm purchase commitments	48,742	47,268	1,474	-	-
Total	$226,350	$56,721	$20,894	$20,233	$128,502

After funding the current operations of our commercial activities, the first planned use of our cash flow from operations is to provide capital funding for our R&D and clinical activities. In addition to investing in R&D and clinical activities, we expect to utilize cash for various capital expenditures. We have made and expect to continue to make significant investments in our global sales force, marketing programs, market access, research and development activities, clinical studies, facilities and general and administrative infrastructure.

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

The following table is a condensed summary of our cash flows for the periods indicated:

	Year ended
	December 31,
(in thousands)	2024	2023

Net cash (used in) provided by:
Operating activities	$(61,318)	$(57,758)
Investing activities	47,831	14,095
Financing activities	91,540	15,042
Exchange rate changes	(3,017)	1,341
Net increase (decrease) in cash, cash equivalents and restricted cash	$75,036	$(27,280)

At December 31, 2024, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the years ended December 31, 2024 and December 31, 2023 our operating activities used $61.3 million and $57.8 million, respectively.

For the year ended December 31, 2024, our net cash used in operating activities reflected our net loss of $146.4 million, adjusted for non-cash items of $120.1 million, primarily consisting of stock-based compensation expense of $50.2 million, depreciation of $10.9 million, inducement expense related to Convertible Notes Exchange of $17.4 million, amortization of intangible assets of $24.7 million, non-cash lease expense of $4.3 million, amortization of debt issuance costs of $0.7 million, amortization of premium of $4.0 million, a write-down charge of $4.4 million associated with product line optimizations that was recorded against inventory and prepaid assets and other assets, and IPR&D acquired through issuance of common stock of $5.0 million. Additionally, changes in operating assets and liabilities resulted in a net use of cash of $39.5 million, which resulted primarily from increases in accounts receivable of $22.0 million, mostly because extended payment terms have been offered as part of our iDose TR commercial launch during 2024, increases in inventory of $18.8 million, an increase in other assets of $2.1 million, partially offset by decreases in prepaids and other current assets of $3.3 million.

For the year ended December 31, 2023, our net cash used in operating activities reflected our net loss of $134.7 million, adjusted for non-cash items of $87.0 million, primarily consisting of stock-based compensation expense of $43.5 million, depreciation of $8.7 million, amortization of intangible assets of $24.9 million, amortization of lease right-of-use assets of $4.3 million, and amortization of debt issuance costs of $1.4 million, accretion of discount $1.7 million and IPR&D acquired through issuance of common stock of $3.0 million. Additionally, changes in operating assets and liabilities resulted in a net use of $10.1 million, which resulted primarily from increases in inventory of $4.8 million, increases in accounts receivable of $3.8 million, increase in other assets of $1.9 million and increases in prepaids and other current assets of $0.9 million, offset by increases in accounts payable and accrued liabilities of $1.3 million.

Investing Activities

In the years ended December 31, 2024 and December 31, 2023, our investing activities provided cash of $47.8 million and $14.1 million, respectively.

In the year ended December 31, 2024, we used approximately $190.0 million for purchases of short-term investments and approximately $6.3 million for purchases of property and equipment, primarily related to our facilities in Aliso Viejo, California; and San Clemente, California. We also received cash of approximately $247.2 million from sales and maturities of short-term investments and used approximately $3.2 million related to investments in company-owned life insurance.

In the year ended December 31, 2023, we used approximately $265.6 million for purchases of short-term investments, approximately $20.2 million for purchases of property and equipment, primarily related to our facilities in Aliso Viejo, California; Burlington, Massachusetts; and San Clemente, California; and approximately $3.2 million related to investments in company-owned life insurance, and we received cash of approximately $303.1 million from sales and maturities of short-term investments.

We expect levels of our capital expenditures to be higher in 2025 than in 2024 as we upgrade certain manufacturing facilities and continue investing in R&D equipment needed to advance our product pipeline.

Financing Activities

In the years ended December 31, 2024 and December 31, 2023, our financing activities provided $91.5 million and $15.0 million of net cash, respectively.

In the year ended December 31, 2024, we received $53.2 million related to our Capped Call Unwind Agreements, $46.8 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan and used $6.6 million for payment of employee taxes related to restricted stock unit vestings. Additionally, we paid $0.9 million in principal on our finance lease.

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

While our significant accounting policies are more fully described below and in the Notes to our consolidated financial statements in Part II, Item 8 in this Annual Report on Form 10-K, we believe the following accounting policy to be most critical for fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We derive our revenue from sales of our products in the United States and internationally. Customers are primarily comprised of ambulatory surgery centers, hospitals and physician private practices, with distributors being used in certain international locations where we do not have a direct commercial presence.

We concluded that one performance obligation exists for the majority of our contracts with customers which is to deliver products in accordance with our normal delivery times. Revenue is recognized when this performance obligation is satisfied, which is the point in time when we consider control of a product to have transferred to the customer. Revenue recognized reflects the consideration to which we expect to be entitled in exchange for those products or services. We have determined the transaction price to be the invoice price, net of adjustments that reduce revenue, which includes estimates of volume-based rebates, rebates for government pricing programs, variable consideration for certain product returns and warranty replacements, and other discounts and incentives that reduce revenue.

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

We offer volume-based rebate agreements to certain customers and, if earned by the customer, we provide a rebate (in the form of a credit memo) at the contract’s conclusion. In such cases, the transaction price is allocated between our delivery of product and the issuance of a rebate at the contract’s conclusion for the customer to utilize on prospective purchases. The performance obligation to issue a customer’s rebate, if earned, is transferred over time and our method of measuring progress is the output method, whereby the progress is measured by the estimated rebate earned to date over the total rebate estimated to be earned over the contract period. The provision for volume-based rebates is estimated based on customers' contracted rebate programs and the customers’ projected sales levels.

Non-volume-based rebates consist primarily of rebates for government pricing programs, which were estimated using the expected value method, based upon a range of possible outcomes for the estimated number of actual claims invoices we expect to receive. We apply this estimate to the respective period’s sales to determine the rebate accrual and related expense. This estimate is evaluated regularly to ensure that the historical trends are as current as practicable. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue.

We regularly monitor our rebate programs to ensure the rebate allowance is fairly stated. Our rebate allowance is included in accrued liabilities in the consolidated balance sheets.

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

A hypothetical 10% increase or decrease in the value of foreign exchange rates relative to the U.S. dollar as of December 31, 2024 would have had an immaterial impact on our net loss.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Glaukos Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Glaukos Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2025 expressed an unqualified opinion thereon.

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

Classification, completeness, and measurement of customer discounts and revenue related incentive programs
Description of the Matter

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

Auditing the Company’s net sales was challenging, specifically related to the effort required to evaluate the classification, completeness, and measurement of discounts and incentives. This included judgmentally assessing factors including evaluation of contractual terms, incentives offered, and non-volume-based rebate assumptions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process of recording net sales of its products, including controls over the identification, measurement, and approval of incentive programs and classification. We updated our understanding of the discounts and incentives process, performed walkthroughs of the discounts and incentives accrual estimation analysis process, evaluated the design of the related controls, and performed tests of control procedures. We also tested management’s controls related to the completeness and accuracy of data utilized in the controls.

To test the classification, completeness, and measurement of discounts and incentives, our audit procedures included, among others, inquiries of sales representatives and other members of management and obtaining confirmations from sales representatives to validate the completeness of customer incentive programs and revenue contracts provided to the finance and accounting department. Additionally, for the largest customers across both Glaucoma and Corneal Health, we obtained confirmations of contract terms. We performed testing of a sample of transactions to assess the appropriateness of the classification. We also performed procedures to analyze trends in gross margin, cost of sales, and selling, general, and administrative costs. To test completeness of the population of customer discount and incentive programs, we examined credit memos issued subsequent to year end. For each material program identified, we tested classification of the discount and incentive programs. We evaluated the measurement and completeness of the material non-volume-based rebates estimated by utilizing hindsight information and gained an understanding of the model and significant assumptions used. We also tested the roll forward of activity recorded in the consolidated statement of operations related to material non-volume-based rebates. We evaluated the completeness and accuracy of data used in the calculations.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006.

Irvine, California

February 24, 2025

Glaukos Corporation

Consolidated Balance Sheets

(in thousands, except par values)

	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$169,626	$93,467
Short-term investments	149,289	201,964
Accounts receivable, net	60,744	39,850
Inventory	57,678	41,986
Prepaid expenses and other current assets	12,455	18,194
Total current assets	449,792	395,461
Restricted cash	4,733	5,856
Property and equipment, net	97,867	103,212
Operating lease right-of-use asset	30,254	27,146
Finance lease right-of-use asset	41,816	44,180
Intangible assets, net	263,445	282,956
Goodwill	66,134	66,134
Deposits and other assets	20,715	15,469
Total assets	$974,756	$940,414
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,026	$13,440
Accrued liabilities	62,099	60,574
Total current liabilities	75,125	74,014
Convertible senior notes	-	282,773
Operating lease liability	33,936	30,427
Finance lease liability	69,463	70,538
Deferred tax liability, net	6,928	7,144
Other liabilities	22,373	13,752
Total liabilities	207,825	478,648
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and 2023	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 56,472 and 49,148 shares issued and 56,444 and 49,120 shares outstanding at December 31, 2024 and 2023, respectively	56	49
Additional paid-in capital	1,509,831	1,059,751
Accumulated other comprehensive income	2,615	1,165
Accumulated deficit	(745,439)	(599,067)
Less treasury stock (28 shares as of December 31, 2024 and 2023)	(132)	(132)
Total stockholders’ equity	766,931	461,766
Total liabilities and stockholders' equity	$974,756	$940,414

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year ended
	December 31,
	2024	2023	2022

Net sales	$383,481	$314,711	$282,862
Cost of sales	94,027	75,575	68,979
Gross profit	289,454	239,136	213,883
Operating expenses:
Selling, general and administrative	261,166	224,068	192,925
Research and development	136,425	138,768	123,271
Acquired in-process research and development	14,229	5,000	10,000
Litigation-related settlement	-	-	(30,000)
Total operating expenses	411,820	367,836	296,196
Loss from operations	(122,366)	(128,700)	(82,313)
Non-operating expense:
Interest income	11,105	9,164	2,375
Interest expense	(10,040)	(13,633)	(13,720)
Charges associated with convertible senior notes	(18,012)	-	-
Other expense, net	(6,288)	(558)	(4,771)
Total non-operating expense	(23,235)	(5,027)	(16,116)
Loss before taxes	(145,601)	(133,727)	(98,429)
Income tax provision	771	934	766
Net loss	$(146,372)	$(134,661)	$(99,195)
Basic and diluted net loss per share	$(2.77)	$(2.78)	$(2.09)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	52,755	48,433	47,444

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year ended
	December 31,
	2024	2023	2022

Net loss	$(146,372)	$(134,661)	$(99,195)
Other comprehensive income (loss):
Foreign currency translation gain	926	(110)	985
Unrealized gain (loss) on short-term investments	524	4,250	(3,975)
Other comprehensive income (loss)	1,450	4,140	(2,990)
Total comprehensive loss	$(144,922)	$(130,521)	$(102,185)

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	equity
Balance at December 31, 2021	46,993	$47	$952,432	$15	$(365,211)	(28)	$(132)	$587,151
Common stock issued under stock plans, net	789	1	6,477	-	-	-	-	6,478
Stock-based compensation	-	-	38,561	-	-	-	-	38,561
Other comprehensive loss	-	-	-	(2,990)	-	-	-	(2,990)
Net loss	-	-	-	-	(99,195)	-	-	(99,195)
Balance at December 31, 2022	47,782	$48	$997,470	$(2,975)	$(464,406)	(28)	$(132)	$530,005
Common stock issued under stock plans, net	1,366	1	15,753	-	-	-	-	15,754
Acquired in-process R&D acquired through the issuance of common stock	-	-	3,000	-	-	-	-	3,000
Stock-based compensation	-	-	43,528	-	-	-	-	43,528
Other comprehensive income	-	-	-	4,140	-	-	-	4,140
Net loss	-	-	-	-	(134,661)	-	-	(134,661)
Balance at December 31, 2023	49,148	$49	$1,059,751	$1,165	$(599,067)	(28)	$(132)	$461,766
Common stock issued under stock plans, net	1,972	2	40,200	-	-	-	-	40,202
Issuance of common stock in exchange for convertible senior notes, net	5,297	5	300,792	-	-	-	-	300,797
Unwinding of capped calls	-	-	53,881	-	-	-	-	53,881
Acquired in-process R&D acquired through the issuance of common stock	55	-	5,000	-	-	-	-	5,000
Stock-based compensation	-	-	50,207	-	-	-	-	50,207
Other comprehensive income	-	-	-	1,450	-	-	-	1,450
Net loss	-	-	-	-	(146,372)	-	-	(146,372)
Balance at December 31, 2024	56,472	$56	$1,509,831	$2,615	$(745,439)	(28)	$(132)	$766,931

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year ended
	December 31,
	2024	2023	2022

Operating Activities
Net loss	$(146,372)	$(134,661)	$(99,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,949	8,742	6,664
Amortization of intangible assets	24,701	24,912	24,912
Amortization of right-of-use lease assets	4,272	4,324	4,370
Amortization of debt issuance costs	718	1,373	1,373
Deferred income tax benefit	(216)	(120)	(54)
Loss (gain) on disposal of fixed assets	598	893	(24)
Stock-based compensation	50,207	43,528	38,561
Unrealized foreign currency losses (gains)	4,620	(980)	2,242
(Amortization of premium) accretion of discount on short-term investments	(4,045)	(1,685)	731
Other liabilities	5,206	3,049	785
Acquired in-process R&D acquired through the issuance of common stock	5,000	3,000	-
Loss on capped call transaction	657	-	-
Inducement expense related to exchange of convertible senior notes	17,412	-	-
Inventory write-down	4,449	-	-
Changes in operating assets and liabilities:
Accounts receivable, net	(21,966)	(3,843)	(3,138)
Inventory	(18,788)	(4,830)	(15,472)
Prepaid expenses and other current assets	3,334	(885)	(1,720)
Accounts payable and accrued liabilities	21	1,305	7,210
Other assets	(2,075)	(1,880)	(328)
Net cash used in operating activities	(61,318)	(57,758)	(33,083)
Investing activities
Purchases of property and equipment	(6,300)	(20,248)	(30,265)
Purchases of short-term investments	(189,955)	(265,587)	(59,256)
Proceeds from sales and maturities of short-term investments	247,199	303,100	135,157
Proceeds from disposal of property and equipment	38	-	151
Investment in company-owned life insurance	(3,151)	(3,170)	(1,008)
Net cash provided by investing activities	47,831	14,095	44,779
Financing activities
Proceeds from partial unwinding of capped calls related to issuance of convertible senior notes	53,224	-	-
Proceeds from exercise of stock options	39,347	12,748	3,577
Share purchases under Employee Stock Purchase Plan	7,416	6,278	5,630
Payments of employee taxes related to vested restricted stock units	(6,563)	(3,273)	(2,730)
Payments related to convertible senior notes	(712)	-	-
Payments related to capped call transactions	(295)	-	301
Principal paid on finance lease	(877)	(711)	(527)
Net cash provided by financing activities	91,540	15,042	6,251
Effect of exchange rate changes on cash and cash equivalents	(3,017)	1,341	(1,468)
Net increase (decrease) in cash, cash equivalents and restricted cash	75,036	(27,280)	16,479
Cash, cash equivalents and restricted cash at beginning of period	99,323	126,603	110,124
Cash, cash equivalents and restricted cash at end of period	$174,359	$99,323	$126,603
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$909	$1,333	$3,797
Convertible senior notes exchanged for common stock, net of debt issuance costs	$226,676	$-	$-
Issuance of common stock related to conversion of convertible senior notes, net of debt issuance costs	56,755	-	-

Supplemental disclosures of cash flow information
Taxes paid, net of refunds	$1,360	$1,557	$522
Interest paid on convertible senior notes	$4,744	$7,906	$7,906
Other interest paid	$4,466	$4,348	$4,434

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Notes to Consolidated Financial Statements

Note 1.	Organization and Basis of Presentation

Organization and Business

Glaukos Corporation (Glaukos or the Company), incorporated in Delaware on July 14, 1998, is an ophthalmic pharmaceutical and medical technology company focused on developing novel dropless platform therapies and commercializing associated products for the treatment of glaucoma, corneal disorders, and retinal diseases. The Company first developed Micro-Invasive Glaucoma Surgery (MIGS) as an alternative to the traditional glaucoma treatment paradigm, launching its first MIGS device commercially in 2012. The Company also offers commercially a proprietary bio-activated pharmaceutical therapy for the treatment of a rare corneal disorder, keratoconus, that was approved by the United States (U.S.) Food and Drug Administration (FDA) in 2016. In 2024, the Company commenced commercial launch activities for iDose TR and began commercializing the product in a controlled manner in February 2024. The Company is developing a portfolio of platforms to support ongoing pharmaceutical and medical device innovations. Products or product candidates for each of these platforms are designed to advance the standard of care through better treatment options across the areas of glaucoma, corneal disorders such as keratoconus, dry eye and refractive vision correction, and retinal diseases such as neovascular age-related macular degeneration, diabetic macular edema and retinal vein occlusion.

The accompanying consolidated financial statements include the accounts of Glaukos and its wholly-owned subsidiaries. All intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

Liquidity

For the year ended December 31, 2024, the Company incurred a net loss of $146.4 million, used $61.3 million of cash for operating activities and, as of December 31, 2024, had an accumulated deficit of $745.4 million. The Company has made and expects to continue to make significant investments in its global sales force and commercial infrastructure, marketing programs, research and development activities, clinical studies and general and administrative organization.

The Company plans to fund its operations, capital funding and other liquidity needs using existing cash and investments and, to the extent available, cash generated from commercial operations. The Company’s existing cash and investments include the net proceeds from unwind agreements with certain financial institutions (Option Counterparties) relating to a portion of the capped call transactions (Capped Call Unwind Agreements).

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

Recent Developments

On June 14, 2024, the Company announced it had entered into separate, privately negotiated exchange agreements (Exchange Agreements) with certain holders of its 2.75% Convertible Senior Notes due 2027 (Convertible Notes), pursuant to which the Company agreed, subject to customary closing conditions, to repurchase an aggregate of $230.0 million principal amount of Convertible Notes for aggregate consideration consisting of a number of shares of the Company’s common stock, par value $0.001 per share, to be determined over an averaging period commencing on June 14, 2024, and cash in lieu of fractional shares and in respect of accrued interest on the Convertible Notes (Convertible Notes Exchange). On June 28, 2024, the Company closed the transactions contemplated by the Exchange

Agreements, and the holders exchanged $230.0 million in aggregate principal amount of the Convertible Notes for consideration consisting of an aggregate of 4,253,423 shares of the Company’s common stock, and cash in lieu of fractional shares and in respect of accrued interest on the Convertible Notes. The Company accounted for the Convertible Notes Exchange as an induced conversion based on the nature of the conversion offer and the period of time it was offered. The Company accounted for the Convertible Notes Exchange by expensing the fair value of the common shares that were issued in excess of the original terms of the Convertible Notes. The Company reduced the balance of the Convertible Notes on the consolidated balance sheets by $226.7 million, which is comprised of the reduction in Convertible Notes principal of $230.0 million, less $3.3 million in unamortized debt issuance costs. The Company also recognized a non-cash inducement charge of $17.4 million and direct transaction costs of $0.6 million recorded within charges associated with convertible senior notes on the consolidated statements of operations and increased additional paid-in capital on the consolidated balance sheets of $244.1 million.

On October 4, 2024, the Company issued a notice of redemption (the Redemption Notice) for the remaining $57.5 million aggregate principal amount outstanding of its Convertible Notes as of such date. Pursuant to the Redemption Notice, on December 16, 2024, the Company redeemed $57.5 million aggregate principal amount outstanding of Convertible Notes that had not been converted prior to such date at a redemption price equal to 100% of the principal amount of such Convertible Notes (Redemption Price) together with accrued and unpaid interest from December 1, 2024 up to and excluding December 16, 2024. On December 16, 2024, the Redemption Price became due and payable upon each Convertible Note redeemed and interest thereon ceased to accrue as of such date. The Convertible Notes called for redemption were subject to conversion by holders into shares of common stock of the Company (Common Stock) pursuant to physical settlement. The conversion rate for the Convertible Notes was 17.8269 shares of Common Stock per $1,000 principal amount, plus additional shares of 0.3501 per $1,000 principal amount. The Convertible Notes were therefore convertible into 18.1770 shares of Common Stock per $1,000 principal amount surrendered for conversion thereunder.

On December 2, 2024, the Company entered into unwind agreements with Option Counterparties relating to its Capped Call Unwind Agreements that were previously entered into by the Company with such Option Counterparties in connection with the issuance of its Convertible Notes in an aggregate principal amount of $287.5 million. The Capped Call Unwind Agreements related to a portion of capped call transactions corresponding to fifty percent of the number of shares of the Company’s common stock initially underlying the Convertible Notes. Pursuant to the Capped Call Unwind Agreements, the Option Counterparties delivered to the Company approximately $53.2 million, which amount was determined based upon the volume-weighted average price per share of the Company’s common stock during the averaging period from December 3, 2024 through December 5, 2024.

On March 7, 2024, the Company issued $5.0 million of its common stock and paid approximately $5.1 million in cash in connection with the acquisition of 100% of the outstanding equity interests in a clinical stage biopharma company (the Seller) focused on developing novel therapeutics for rare ophthalmic diseases, including all related patents and patent applications, technology and know-how. The Company accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business, and the acquisition costs are recorded within acquired in-process research and development on the consolidated statement of operations. Under the terms of the agreement, if these proprietary technologies are commercialized, the Company may have to make potential payments of up to $51.0 million upon the achievement of certain event-based development milestones, potential payments of up to $150.0 million upon the achievement of certain commercial sales-based milestones should annual net sales of a licensed product eventually exceed various levels, and up to a low double digit royalty on net sales. Furthermore, because the first two development milestones are payable in either cash or Company shares at the Company’s sole discretion, the Company has accrued a liability measured at fair value in the amount of $1.6 million related to these two milestones, which is classified as other liabilities within the consolidated balance sheets, as the contingent consideration is not expected to be paid within the next twelve months. See also Note 4, Fair Value Measurements for additional details regarding this contingent consideration.

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

The Company’s consolidated financial statements as of and for the year ended December 31, 2024 reflect the Company’s estimates of the impact of the macroeconomic environment, including the impact of inflation, supply shortages or delays, changes in supply and demand, foreign exchange rate fluctuations and other conditions which have led to disruptions in commerce and pricing stability. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of December 31, 2024.

Segments

The Company has one business activity and operates as one operating segment: the development and commercialization of ophthalmic therapies designed to treat glaucoma, corneal disorders and retinal diseases. The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company’s chief operating decision-maker (CODM), its Chief Executive Officer, reviews consolidated operating results for the purpose of allocating resources and evaluating financial performance.

Variable Interest Entities

The Company has a variable interest in a variable interest entity based on its $5.0 million convertible promissory note outstanding as of December 31, 2024. The convertible promissory note bears interest on the outstanding principal at the rate of 5.0% per annum, and the outstanding principal and interest is convertible into preferred stock or capital stock under certain circumstances. The Company concluded it is not the primary beneficiary of the variable interest entity. The Company does not have the power to direct the activities of the variable interest entity that most significantly impact its economic performance, does not have the obligation to absorb losses that could potentially be significant to the variable interest entity, and does not have the right to receive benefits that could potentially be significant to the variable interest entity. The Company evaluates its relationships with the variable interest entity on an ongoing basis to determine whether it would be considered the primary beneficiary.

Cash, Cash Equivalents, Restricted Cash and Short-term Investments

The Company invests its excess cash in marketable securities, including U.S. treasury securities, bank certificates of deposit, municipal bonds, corporate notes and asset-backed securities. For financial reporting purposes, liquid investment instruments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents are recorded at face value or cost, which approximates fair market value. The Company maintains cash balances in the U.S. in excess of amounts insured by the Federal Deposit Insurance Commission. Investments are stated at fair value as determined by quoted market prices. Investments are considered available for sale and, accordingly, unrealized gains and losses are included in accumulated other comprehensive loss within stockholders’ equity.

The Company’s entire investment portfolio, except for restricted cash, is considered to be available for use in current operations and, accordingly, all such investments are stated at fair value using quoted market prices and classified as current assets, although the stated maturity of individual investments may be one year or more beyond the balance sheet date. The Company did not have any trading securities or restricted investments at December 31, 2024 or December 31, 2023.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that equate to the amount reported in the consolidated statement of cash flows as of December 31, 2024, December 31, 2023 and December 31, 2022 (in thousands):

	Year ended
	December 31,
	2024	2023	2022
Cash and cash equivalents	$169,626	$93,467	$119,525
Restricted cash	4,733	5,856	7,078
Cash, cash equivalents and restricted cash in the consolidated statement of cash flows	$174,359	$99,323	$126,603

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains deposits in federally insured financial institutions in the U.S. in excess of federally insured limits and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has established guidelines regarding investment instruments and their maturities which are designed to maintain preservation of principal and liquidity. The Company believes that the concentration of credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms and the level of credit worthiness of its customers. During the years ended 2024, 2023 and 2022, none of the Company’s customers accounted for more than 10% of revenues.

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

Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of non-payment. The Company writes off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The Company’s allowance for credit losses represents management’s estimate of current expected credit losses and totaled approximately $1.1 million and $1.2 million as of

December 31, 2024 and December 31, 2023, respectively, and there were immaterial bad-debt write offs during the years ended December 31, 2024 and December 31, 2023.

As of December 31, 2024 and December 31, 2023 the Company evaluated the current and expected future economic and market conditions surrounding the macroeconomic environment, including the impact of inflation, supply shortages or delays, changes in supply and demand, labor shortages and turnover, foreign exchange rate fluctuations and other conditions, as it relates to collectability of its accounts receivable and determined the estimate of expected credit losses was not materially impacted. The Company will continue to re-evaluate the estimate of credit losses related to the current macroeconomic environment in conjunction with its assessment of expected credit losses in subsequent periods.

Additionally, no customers accounted for more than 10% of net accounts receivable as of December 31, 2024 or December 31, 2023.

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

All long-lived assets are reviewed for impairment in value when changes in circumstances indicate that an asset or asset group’s carrying value may not be recoverable, based upon undiscounted future operating cash flows to be derived from their use, and appropriate losses are recognized and reflected in current earnings to the extent the carrying amount of an asset exceeds its estimated fair value, determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets. The Company did not record any impairment charges for the year ended December 31, 2024, December 31, 2023 or December 31, 2022.

Intangible Assets

Intangible assets with finite-lives include developed technology and customer relationships, which are amortized on a straight-line basis over their estimated useful lives, which range from four to eleven years. The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If the affected intangible assets are not recoverable, management estimates the fair value of the assets and record an impairment loss if the carrying value of the assets exceeds the fair value.

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

Goodwill

Goodwill represents the excess of the cost over the fair value of net assets acquired from business combinations. If the Company determines the carrying value of a reporting unit exceeds its fair value, an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. The Company has one reporting unit and tests for impairment annually, on October 1. In addition to that test, the Company regularly assesses if an event or indicator of impairment has occurred which would require interim impairment testing. The Company’s annual impairment test did not result in any impairment, and the Company has not identified any indicators of impairment through December 31, 2024 and consequently, no impairment charge was recorded during the year.

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

Leases

The Company determines if an arrangement is a lease at inception. As a lessee, right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company estimates the incremental borrowing rate based on its debt, prevailing financial market conditions, peer company credit analyses, and management judgment. Operating and financing lease right-of-use assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The lease terms used to calculate the right-of-use asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as amortization expense on right-of-use lease assets and interest expense using the accelerated interest method of recognition. Leases with an initial term of 12 months or less are expensed and not recorded on the consolidated balance sheets.

Revenue Recognition

The Company derives its revenue from sales of its products in the United States and internationally. Customers are primarily comprised of ambulatory surgery centers, hospitals and physician private practices, with independent distributors being used in certain international locations where the Company does not have a direct commercial presence.

The Company concluded that one performance obligation exists for the majority of its contracts with customers which is to deliver products in accordance with the Company’s normal delivery times. Revenue is recognized when this performance obligation is satisfied, which is the point in time when the Company considers control of a product to have transferred to the customer. Revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for those products or services. The Company has determined the transaction price to be the invoice price, net of adjustments that reduce revenue, which includes estimates of volume-based rebates, rebates for government pricing programs, variable consideration for certain product returns and warranty replacements, and other discounts and incentives that reduce revenue.

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

Non-volume-based rebates consist primarily of rebates for government pricing programs, which were estimated using the expected value method, based upon a range of possible outcomes for the estimated number of actual claims invoices we expect to receive. The Company applies this estimate to the respective period’s sales to determine the rebate accrual and related expense. This estimate is evaluated regularly to ensure that the historical trends are as current as practicable. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue.

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

Advertising Costs

All advertising costs are expensed as incurred. Advertising costs incurred during the years ended December 31, 2024, December 31, 2023 and December 31, 2022 were approximately $3.6 million, $3.4 million and $2.5 million, respectively.

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

At each financial reporting date, the Company accrues the estimated unpaid costs of clinical study activities performed during a period by third party clinical sites with whom the Company has agreements that provide for fees based upon the quantities of subjects enrolled and clinical evaluation visits that occur over the life of the study. The cost estimates are determined based upon a review of the agreements and data collected by internal and external clinical personnel as to the status of enrollment and subject visits, and are based upon the facts and circumstances known to the Company at each financial reporting date. If the actual performance of activities varies from the assumptions used in the cost estimates, the accruals are adjusted accordingly. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2024.

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

Software Costs

The Company capitalizes certain software development costs incurred for internal use projects when it is determined that it is probable that the project will be completed, the software will be used to perform the function intended, and the preliminary project stage is completed. Once capitalized projects are ready for their intended use, they are amortized using the straight-line method over the estimated useful life, which is generally 3 years. These capitalized costs are included in property and equipment, net within the consolidated balance sheets and are not significant for the period presented.

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

Foreign Currency

Assets and liabilities are translated into the reporting currency using the exchange rates in effect on the consolidated balance sheet dates. Equity accounts are translated at historical rates, except for the change in retained earnings during the period, which is the result of the income statement translation process. Revenue and expense accounts are translated using the daily average exchange rates during the period. The cumulative translation adjustments associated with the net assets of foreign subsidiaries are recorded in accumulated other comprehensive loss in the accompanying consolidated statements of stockholders’ equity.

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

For periods when the Company realizes net income, diluted net income per share is calculated by dividing the net income by the weighted average number of common shares plus the sum of the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method or if-converted method for convertible instruments. Common stock equivalents are comprised of stock options, outstanding and unvested RSUs under the Company’s incentive compensation plans and shares issuable under the Company’s Employee Stock Purchase Plan (ESPP) and as of December 31, 2023 and December 31, 2022, shares convertible pursuant to the Convertible Notes.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive were as follows (weighted outstanding common stock equivalent shares, in thousands):

	As of
	December 31,
	2024	2023	2022

Convertible senior notes	-	5,125	5,125
Stock options outstanding	2,318	2,613	2,373
Unvested restricted stock units	1,011	743	934
Employee stock purchase plan	4	2	8
	3,333	8,483	8,440

The Company has 5,000,000 of authorized preferred stock issuable, and there is no preferred stock outstanding as of December 31, 2024 and December 31, 2023. Each share of common stock is entitled to one vote.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Improvements to Reportable Segments Disclosures. While ASU 2023-07 requires incremental disclosures, it does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine reportable segments. This ASU is effective for all public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis and while adoption as of December 31, 2024 did not impact the Company’s consolidated financial statements, the required disclosure updates are included in Note 13. Business Segment Information.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid by jurisdiction. The ASU is effective for public business entities’ annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently finalizing its evaluation of the impact of adopting this pronouncement; however the Company currently does not believe the adoption will have a material impact on its consolidated financial statements.

Note 3. Balance Sheet Details

Short-term Investments

Short-term investments consisted of the following (in thousands):

		At December 31, 2024
	Maturity	Amortized cost	Unrealized	Unrealized	Fair
	(in years)	or cost	gains	losses	value
U.S. treasury securities	less than 3	$115,766	$215	$(90)	$115,891
Bank certificates of deposit	less than 1	5,620	3	-	5,623
Corporate notes	less than 3	16,852	88	(2)	16,938
Asset-backed securities	less than 1	7,824	15	(20)	7,819
Municipal bonds	less than 1	3,010	8	-	3,018
Total		$149,072	$329	$(112)	$149,289

		At December 31, 2023
	Maturity	Amortized cost	Unrealized	Unrealized	Fair
	(in years)	or cost	gains	losses	value
U.S. government agency bonds	less than 3	$25,995	$2	$(347)	$25,650
U.S. treasury securities	less than 2	124,780	274	(36)	125,018
Bank certificates of deposit	less than 1	7,100	9	-	7,109
Commercial paper	less than 1	5,679	4	(1)	5,682
Corporate notes	less than 3	21,292	77	(229)	21,140
Asset-backed securities	less than 2	12,415	41	(135)	12,321
Municipal bonds	less than 3	5,010	34	-	5,044
Total		$202,271	$441	$(748)	$201,964

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

The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest expense in the consolidated statements of operations through an allowance for credit losses. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss. Unrealized losses on available-for-sale debt securities as of December 31, 2024 and December 31, 2023 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Further, the Company does not intend to sell these investments prior to maturity and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not record an allowance for credit losses with these investments as of December 31, 2024 and December 31, 2023.

Accounts Receivable, Net

Accounts receivable consisted of the following (in thousands):

	December 31,
	2024	2023

Accounts receivable	$61,817	$41,051
Allowance for credit losses	(1,073)	(1,201)
	$60,744	$39,850

Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2024	2023

Finished goods	$23,667	$16,699
Work in process	14,663	12,870
Raw material	19,348	12,417
	$57,678	$41,986

For the year ended December 31, 2024, the Company recorded a write-down charge of $4.4 million associated with product line optimizations which was recorded against inventory and prepaid assets and other assets in the accompanying consolidated balances sheets, and within cost of sales in the accompanying consolidated statements of operations. No inventory write-downs were recognized for the year ended December 31, 2023.

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2024	2023

Buildings	$874	$874
Equipment	32,197	29,843
Furniture and fixtures	9,030	8,287
Leasehold improvements	80,987	70,332
Computer equipment and software	4,198	3,906
Land	7,068	7,068
Construction in progress	8,087	17,379
	142,441	137,689
Less accumulated depreciation and amortization	(44,574)	(34,477)
	$97,867	$103,212

Depreciation and amortization expense related to property and equipment was $10.1 million, $7.3 million and $6.6 million for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2024	2023

Accrued bonuses	$22,025	$20,588
Accrued sales rebates	7,956	8,935
Accrued vacation benefits	5,530	5,269
Other accrued liabilities	26,588	25,782
	$62,099	$60,574

Note 4.	Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands).

	At December 31, 2024
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds (i)	$69,854	$69,854	$-	$-
Available for sale securities:
U.S. treasury securities (ii)	115,891	-	115,891	-
Bank certificates of deposit (ii)	5,623	-	5,623	-
Corporate notes (ii)	16,938	-	16,938	-
Asset-backed securities (ii)	7,819	-	7,819	-
Municipal bonds (ii)	3,018	-	3,018	-
Investments held for deferred compensation plans (iii)	14,741	-	14,741	-
Total Assets	$233,884	$69,854	$164,030	$-
Liabilities
Deferred compensation plans (iv)	$14,640	-	14,640	-
Contingent consideration (iv)	1,585	-	-	1,585
Total Liabilities	$16,225	$-	$14,640	$1,585
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the consolidated balance sheets.
(ii)	Included in short-term investments on the consolidated balance sheets.
(iii)	Included in deposits and other assets on the consolidated balance sheets.
(iv)	Included in other liabilities on the consolidated balance sheets.

	At December 31, 2023
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds (i)	$52,156	$52,156	$-	$-
Available for sale securities:
U.S. government agency bonds (ii)	25,650	-	25,650	-
U.S. treasury securities (ii)	125,018	-	125,018	-
Bank certificates of deposit (ii)	7,109	-	7,109	-
Commercial paper (ii)	5,682	-	5,682	-
Corporate notes (ii)	21,140	-	21,140	-
Asset-backed securities (ii)	12,321	-	12,321	-
Municipal bonds (ii)	5,044	-	5,044	-
Investments held for deferred compensation plans (iii)	11,589	-	11,589	-
Total Assets	$265,709	$52,156	$213,553	$-
Liabilities
Deferred compensation plans (iv)	11,294	-	11,294	-
Total Liabilities	$11,294	$-	$11,294	$-
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the consolidated balance sheets.
(ii)	Included in short-term investments on the consolidated balance sheets.
(iii)	Included in deposits and other assets on the consolidated balance sheets.
(iv)	Included in other liabilities on the consolidated balance sheets.

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

The Company recorded a contingent consideration liability upon the asset acquisition described in Recent Developments within Note 1, Organization and Basis of Presentation above. The contingent consideration is measured at fair value and is based on significant inputs not observable in the market which includes the probability and timing of achieving certain future milestones, and to a lesser extent, an applicable discount rate and Glaukos’ credit rating. This represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes a market participant would make. The Company assesses these estimates on an ongoing basis as it obtains additional data impacting the assumptions. During the year ended December 31, 2024, the contingent consideration liability increased from $1.4 million to $1.6 million, with the change in the fair value of contingent consideration related to updated assumptions and estimates recognized within the consolidated statements of operations.

There were no transfers between levels within the fair value hierarchy during the periods presented.

The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of December 31, 2023.

Convertible Senior Notes

As of December 31, 2023, the fair value of the Convertible Notes was $444.0 million. The fair value was determined on the basis of the market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 8, Convertible Senior Notes for additional information.

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

The Company also leases two adjacent buildings, two office suites and a warehouse located in San Clemente, California and a facility in Burlington, Massachusetts. The total leased square footage of the San Clemente facilities equals approximately 120,000 and the two most significant leases expire on May 31, 2030 and May 31, 2035. Each of these two leases contain an option to extend the lease for one additional five-year period at market rates. The total leased square footage of the Burlington facility is approximately 60,000 square feet, and the lease expires on July 31, 2033. The Burlington facility lease contains an option to extend the lease for one additional five-year period at market rates.

The Company’s remaining foreign subsidiaries’ leased office and warehouse space totals less than 35,000 square feet.

The following table presents the maturity of the Company’s operating and finance lease liabilities within the consolidated balance sheets:

Leases		December 31,	December 31,
(in thousands)	Classification	2024	2023
Assets
Operating	Operating lease right-of-use asset	$30,254	$27,146
Finance	Finance lease right-of-use asset	41,816	44,180
Total lease assets		$72,070	$71,326
Liabilities
Current
Operating	Accrued liabilities	$1,353	$1,309
Finance	Accrued liabilities	1,121	923
Noncurrent
Operating	Operating lease liability	33,936	30,427
Finance	Finance lease liability	69,463	70,538
Total lease liabilities		$105,873	$103,197

Note: As the implicit rates in the Company’s leases are not readily available, the incremental borrowing rate was determined based on the information available at commencement date in determining the present value of lease payments.

For the year ended December 31, 2024 and December 31, 2023, the components of operating and finance lease expenses were as follows:

		Year Ended		Year Ended
Lease Cost		December 31,		December 31,
(in thousands)	Classification	2024		2023
Fixed operating lease cost	Cost of sales	$1,899		$1,175
	Research and development	1,680		1,903
	Selling, general and administrative expenses	913	(a)	1,128	(a)

Finance lease cost	Amortization of right-of-use asset included in Selling, general and administrative expenses	$2,385		$2,421
Finance lease cost	Interest expense on lease liability	$4,274		$4,310
(a)Includes short-term leases, which are not significant.

The following table presents the maturity of the Company’s operating and finance lease liabilities as of December 31, 2024:

Maturity of Lease Liabilities	Operating	Finance
(in thousands)	Leases (a)	Leases (b)
2025	$4,126	$5,327
2026	4,127	5,487
2027	4,155	5,651
2028	4,204	5,821
2029	4,213	5,995
Thereafter	37,987	90,515
Total lease payments	$58,812	$118,796
Less: imputed interest	23,523	48,212
Total lease liabilities	$35,289	$70,584
(a)	Operating lease payments include $24.7 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Finance lease payments include $75.8 million related to options to extend lease terms that are reasonably certain of being exercised.

The weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating and finance leases as of December 31, 2024 and December 31, 2023 were:

	December 31,	December 31,
Lease Term and Discount Rate	2024	2023
Weighted-average remaining lease term (years)
Operating leases	12.9	12.3
Finance leases	17.3	18.3
Weighted-average discount rate
Operating leases	8.0%	8.0%
Finance leases	6.0%	6.0%

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Year Ended	Year Ended
Other Information	December 31,	December 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,117	$3,248
Right-of-use asset obtained in exchange for new operating lease	$5,066	$3,126
Interest paid for finance lease	$4,274	$4,310

Note 6.	Intangible Assets and Goodwill

Intangible assets

Effective March 17, 2023, the Company entered into a sales agreement (Sales Agreement) with Celanese Canada ULC (Celanese) under which Celanese will make available and supply to the Company certain raw materials used to create a nanoporous membrane utilized in the iDose TR, and authorized the Company to reference its Drug Master File (DMF) with respect to such raw materials, which is required for the Company to commercialize iDose TR. The term of the Sales Agreement is four years after the iDose TR launch date in February 2024. In exchange for the ability to obtain future raw materials and the rights related to the DMF, the Company is subject to minimum compensation payments over four years of $6.3 million and potential additional royalties based on a percentage of sales of the iDose TR product. The Company recognized an intangible asset related to the minimum compensation payments at fair value of $5.2 million upon the date of acquisition, which was determined to be the iDose TR launch date. The $5.2 million is included in Intangible assets, net on the consolidated balance sheets and will be amortized to cost of sales over its useful life of four years, which is the initial term of the Sales Agreement. A member of the Celanese board of directors also sits on the board of directors of the Company.

For the year ended December 31, 2024, amortization expense related to the Company’s finite-lived intangible assets was approximately $22.2 million and $2.5 million, recorded in cost of sales and sales, general and administrative expenses, respectively, in the consolidated statements of operations. For each of the years ended December 31, 2023 and December 31, 2022, amortization expense related to the Company’s finite-lived intangible assets was approximately $22.1 million and $2.8 million, recorded in cost of sales and selling, general and administrative expenses, respectively, in the consolidated statement of operations.

Goodwill

The following table presents the composition of the Company’s intangible assets and goodwill (in thousands):

	Weighted-Average	As of December 31, 2024			As of December 31, 2023
	Amortization	Gross			Gross
	Period	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed technology	11.4	$252,200	$(112,762)	$139,438	$252,200	$(90,670)	$161,530
Customer relationships	5.0	14,100	(14,100)	-	14,100	(11,574)	2,526
License	4.0	5,190	(83)	5,107	-	-	-
Intangible assets subject to amortization		271,490	(126,945)	144,545	266,300	(102,244)	164,056

In-process research and development	Indefinite	$118,900	-	118,900	118,900	-	118,900

Total		$390,390	$(126,945)	$263,445	$385,200	$(102,244)	$282,956

Goodwill	Indefinite	$66,134	-	66,134	66,134	-	66,134

As of December 31, 2024, expected amortization expense for unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
2025	$22,978
2026	23,735
2027	24,311
2028	21,896
2029	21,548
Thereafter	30,077
Total amortization	$144,545

Actual amortization expense to be reported in future periods could differ from these estimates as a result of asset impairments, acquisitions, or other facts and circumstances.

Note 7. Revenue from Contracts with Customers

Disaggregation of Revenue

The Company’s revenues disaggregated by product category and geography, for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 were as follows (in thousands):

	Year ended
	December 31,
	United States			International			Total
	2024	2023	2022	2024	2023	2022	2024	2023	2022

Glaucoma	$199,571	$151,479	$144,661	$103,705	$85,560	$69,577	$303,276	$237,039	$214,238
Corneal Health	70,523	67,917	58,577	9,682	9,755	10,047	80,205	77,672	68,624
Total	$270,094	$219,396	$203,238	$113,387	$95,315	$79,624	$383,481	$314,711	$282,862

Contract Balances

Contract Assets

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. Payment terms on invoiced amounts are typically between 30 – 60 days for glaucoma and corneal health products, though extended payment terms have been offered as part of the iDose TR commercial launch during 2024. However, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of December 31, 2024 and December 31, 2023, substantially all amounts included in accounts receivable, net on the consolidated balance sheets are related to contracts with customers.

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

Additionally, effective in the first quarter 2024, certain sales of the Company’s pharmaceutical products are subject to rebates under the Medicaid Drug Rebate Program (MDRP). The rebate accrual calculation requires management to estimating the volume of net sales that will be subject to these rebates. There can be significant time-lag in receiving rebate notices from each state (generally, several months or longer after a sale is recognized). Estimated MDRP rebates are recorded as a reduction of revenue in the period the related sale is recognized.

The Company’s total volume-based and MDRP allowances are included in accrued liabilities in the consolidated balance sheets and estimated rebates accrued were $8.0 million and $8.9 million as of December 31, 2024 and December 31, 2023, respectively, as detailed below:

Year ended
December 31,
2024
Sales rebate balance, January 1, 2024	$8,935
Current period provision	12,501
Payments and credits	(13,480)
Sales rebate balance, December 31, 2024	$7,956

During the years ended December 31, 2024 and December 31, 2023, the Company did not recognize any revenue related to material changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

The Company’s net sales within a fiscal year may be impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year.

Note 8.Convertible Senior Notes

The Company accounted for its convertible senior notes as a single unit of accounting, a liability, because the Company concluded that there were no material conversion features that require bifurcation as a derivative and its convertible debt instruments were not issued at a substantial premium.

In June 2020, the Company issued $287.5 million in aggregate principal amount of Convertible Notes pursuant to an indenture dated June 11, 2020, between the Company and Wells Fargo Bank, National Association, as trustee (the Indenture), in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The Convertible Notes were senior unsecured obligations of the Company and bore interest at a rate of 2.75% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. In connection with issuing the Convertible Notes, the Company received $242.2 million in proceeds, after deducting fees and offering expenses and paying the cost of the capped call transactions described below.

In June 2024 the Company executed a Convertible Notes Exchange whereby certain investors exchanged $230.0 million in aggregate principal of Convertible Notes held for an aggregate of 4,253,423 shares of the Company’s common stock, leaving $57.5 million aggregate principal of remaining Convertible Notes outstanding. Then on October 4, 2024, the Company issued a notice of redemption (the Redemption Notice) for all remaining $57.5 million aggregate principal outstanding of its Convertible Notes to be redeemed on December 16, 2024 (the Redemption Date) for the principal amount together with accrued and unpaid interest. The Redemption Notice triggered a right to conversion by holders, at their election, into shares of common stock of the Company (Common Stock) pursuant to physical settlement at any time prior to the Redemption Date. The conversion rate for the Convertible Notes was 17.8269 shares of Common Stock per $1,000 principal amount, plus additional shares of 0.3501 per $1,000 principal amount, thus totaling 18.1770 shares of Common Stock per $1,000 principal amount surrendered for conversion thereunder.

Between the issuance of the Redemption Notice and the Redemption Date, holders of Convertible Notes totaling approximately $57.4 million of outstanding principal amount elected to convert, resulting in the issuance of 1,044,066 shares of the Company’s common stock. On December 16, 2024, the remaining approximately $0.1 million of outstanding principal amount was redeemed, along with accrued and unpaid interest, for cash.

Interest expense relating to the Convertible Notes in the consolidated statements of operations for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 are summarized as follows (in thousands):

			Year ended
			December 31,
	2024	2023	2022
Contractual interest expense	$4,590	$7,906	$7,906
Amortization of debt issuance costs	1,403	1,373	1,373
Total interest expense	$5,993	$9,279	$9,279

The effective interest rate on the Convertible Notes for the year ended December 31, 2024 was 2.1% and was 3.2% for the years ended December 31, 2023 and December 31, 2022, respectively.

As of December 31, 2023 the Convertible Notes on the consolidated balance sheets represented the carrying amount of the liability component of the Convertible Notes, net of unamortized debt issuance costs, which are summarized as follows (in thousands):

Year ended
December 31,
2023
Convertible Notes	287,500
Less: Unamortized debt issuance costs	(4,727)
Carrying amount of Convertible Notes	282,773

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

On December 2, 2024, the Company entered into Capped Call Unwind Agreements with certain of the Option Counterparties to unwind 50% of the capped call transactions. Under the terms of the Unwind Agreements, there was a three-day unwinding period, referred to as the Volume-Weighted Average Price (VWAP) period, before the cash settlement was delivered. At the time of signing the Unwind Agreements, the Company recognized a derivative asset at its fair value of $53.9 million, reflecting the initial cash settlement value based on the VWAP as of the signing date, with a corresponding entry recorded to additional paid-in capital in the consolidated balance sheets.

During the three-day VWAP period, fluctuations in the Company’s stock price resulted in a remeasurement loss on the derivative asset of $0.7 million, which was recorded within other expense, net in the consolidated statements of operations. On December 6, 2024, the Capped Call Unwind Agreements were settled and the Company received $53.2 million in cash, at which point the derivative asset was derecognized.

The remaining outstanding 50% of the capped call transaction will not be remeasured to fair value as long as the accounting criteria continue to be met.

Note 9.	Stock-Based Compensation

The Company has three stock-based compensation plans (collectively, the Stock Plans) — the 2011 Stock Plan (the 2011 Stock Plan), the Amended and Restated 2015 Omnibus Incentive Compensation Plan (the 2024 Stock Plan) and the Employee Stock Purchase Program (ESPP). The 2024 Stock Plan permits grants of stock options and restricted stock unit (RSU) awards. The Company no longer grants any awards under the 2011 Stock Plan.

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

The Compensation, Nominating and Governance Committee (Compensation Committee) has approved the grant of performance-based equity awards (PBEAs) to the Company’s named executive officers and certain other senior level employees pursuant to the 2024 Stock Plan and include performance-based stock options and performance-based RSUs. These PBEAs will only vest upon the Compensation Committee’s determination that the corresponding, pre-defined Company operational goals were satisfied.

The ESPP permits eligible employees to purchase shares of the Company’s common stock, using contributions made via payroll deductions of up to 15% of their earnings, at a price per share equal to 85% of the lower of the stock’s fair market value on the offering date or the purchase date of a given ESPP offering period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

As of January 1, 2025, the Company has reserved an aggregate of 25.8 million shares of common stock for issuance under the 2024 Stock Plan, and 4.7 million shares of common stock for issuance under the ESPP.

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

Stock Options

Time-based stock options

The following table summarizes time-based stock option activity under the Stock Plans:

	Number of		Weighted-
	shares	Weighted-	average	Aggregate
	underlying	average	remaining	intrinsic
	options	exercise price	contractual	value (in
	(in thousands)	per share	life (in years)	thousands)
Outstanding at December 31, 2021	4,413	$29.01	4.9	$72,944
Granted	202	54.99
Exercised	(295)	12.12		11,190
Canceled/forfeited/expired	(32)	54.31
Outstanding at December 31, 2022	4,288	$31.35	4.3	$60,960
Granted	307	48.84
Exercised	(694)	18.24		37,946
Canceled/forfeited/expired	(165)	41.41
Outstanding at December 31, 2023	3,736	$34.78	4.0	$167,180
Granted	79	88.52
Exercised	(1,262)	29.93		96,359
Canceled/forfeited/expired	(19)	53.57
Outstanding at December 31, 2024	2,534	$38.39	3.5	$273,349
Vested and expected to vest at December 31, 2024	2,442	$38.34	3.5	$272,485
Exercisable at December 31, 2024	2,193	$35.81	3.0	$250,345

The weighted average estimated grant date fair value per share of time-based stock options granted during the years ended December 31, 2024, December 31, 2023 and December 31, 2022 was $50.10, $27.07 and $25.43, respectively.

The total fair value of time-based stock options that vested during the years ended December 31, 2024, December 31, 2023 and December 31, 2022 was $6.9 million, $3.7 million and $3.6 million, respectively.

As of December 31, 2024 unamortized stock-based compensation expense attributable to time-based stock options was $7.3 million and is to be recognized over the stock options’ remaining vesting terms of approximately 4.0 years (2.4 years on a weighted average basis).

The fair value of each time-based option award is estimated on the date of grant using a Black-Sholes option pricing model applying the assumptions noted in the following table. The weighted average assumptions used to estimate the fair value of options granted to employees and non-employees were as follows:

	Year ended
	December 31,
	2024	2023	2022
Risk-free interest rate	4.39%	3.53%	2.55%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	55.2%	56.4%	55.6%
Expected term (in years)	6.02	5.83	5.97

Performance-based stock options

The following table summarizes performance-based stock option activity under the Stock Plans:

	Number of		Weighted-
	shares	Weighted-	average	Aggregate
	underlying	average	remaining	intrinsic
	options	exercise price	contractual	value (in
	(in thousands)	per share	life (in years)	thousands)
Outstanding at December 31, 2021	129	$39.10	8.2	$692
Granted	282	55.18
Exercised	-	-		63
Canceled/forfeited/expired	(18)	39.10
Outstanding at December 31, 2022	393	$50.63	8.2	$692
Granted	183	48.46
Exercised	(2)	39.10		100
Canceled/forfeited/expired	(55)	39.10
Outstanding at December 31, 2023	519	$51.13	8.4	$14,720
Granted	-	-
Exercised	(36)	46.96		2,234
Canceled/forfeited/expired	-	-
Outstanding at December 31, 2024	483	$51.20	7.4	$56,018
Vested and expected to vest at December 31, 2024	362	$52.33	6.9	$35,332
Exercisable at December 31, 2024	231	$50.71	6.8	$22,890

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock on the date of exercise.

The weighted average estimated grant date fair value per share of performance-based stock options granted during the years ended December 31, 2023 and December 31, 2022 was $27.21 and $27.33, respectively. No performance-based stock options were granted during 2024.

The total fair value of performance-based stock options that vested during the years ended December 31, 2024 December 31, 2023 and December 31, 2022 was $2.1 million, $2.4 million and $0.4 million, respectively.

As of December 31, 2024 unamortized stock-based compensation expense attributable to performance-based stock options was $0.3 million and is to be recognized over the stock options’ remaining vesting terms of approximately less than one year (0.9 years on a weighted average basis).

The fair value of each performance-based option award is estimated on the date of grant using a Black-Sholes option pricing model applying the assumptions noted in the following table. The weighted average assumptions used to estimate the fair value of options granted to employees and non-employees were as follows:

	Year ended
	December 31,
	2024	2023	2022
Risk-free interest rate	n/a	3.54%	2.38
Expected dividend yield	n/a	0.0%	0.0
Expected volatility	n/a	56.3%	55.6
Expected term (in years)	n/a	6.01	6.01

Restricted Stock Units

The fair value of RSU awards made to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date.

Time-based RSUs

The following table summarizes the activity of unvested time-based RSUs under the Stock Plans during the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

		Weighted-
	Number of	average
	shares	grant date
	(in thousands)	fair value
Unvested at December 31, 2021	1,010	$57.30
Granted	738	56.40
Vested	(362)	53.96
Canceled/forfeited	(118)	55.42
Unvested at December 31, 2022	1,268	$57.92
Granted	839	51.39
Vested	(441)	56.66
Canceled/forfeited	(75)	55.19
Unvested at December 31, 2023	1,591	$54.95
Granted	470	93.40
Vested	(570)	53.83
Canceled/forfeited	(76)	63.62
Unvested at December 31, 2024	1,415	$67.68

The total fair value of time-based RSUs that vested during the years ended December 31, 2024, December 31, 2023 and December 31, 2022 was $30.7 million, $25.0 million and $19.5 million, respectively.

As of December 31, 2024 unamortized stock-based compensation expense attributable to time-based RSUs was $65.7 million and is to be recognized over the RSU’s remaining vesting terms of approximately 4.0 years (2.6 years on a weighted average basis).

Performance-based RSUs

The following table summarizes the activity of unvested performance-based RSUs under the Stock Plans during the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

		Weighted-
	Number of	average
	shares	grant date
	(in thousands)	fair value
Unvested at December 31, 2021	176	$78.19
Granted	37	55.18
Vested	(37)	42.21
Canceled/forfeited	-	-
Unvested at December 31, 2022	176	$75.02
Granted	8	48.62
Vested	(63)	69.82
Canceled/forfeited	-	-
Unvested at December 31, 2023	121	$77.42
Granted	174	85.78
Vested	(58)	71.03
Canceled/forfeited	-	-
Unvested at December 31, 2024	237	$73.47

The total fair value of performance-based RSUs that vested during the years ended December 31, 2024, December 31, 2023 and December 31, 2022 was $4.1 million, $4.4 million and $1.6 million, respectively.

As of December 31, 2024 unamortized stock-based compensation expense attributable to performance-based RSUs was $1.2 million and is to be recognized over the RSU’s remaining vesting terms of approximately less than one year (0.8 years on a weighted average basis).

All Share-Based Compensation Arrangements

The following table summarizes the allocation of stock-based compensation related to both time-based and performance-based stock options and RSUs in the accompanying consolidated statements of operations (in thousands):

	Year ended
	December 31,
	2024	2023	2022

Cost of sales	$3,440	$2,233	$1,849
Selling, general & administrative	33,165	28,781	26,988
Research and development	13,602	12,514	9,724
Total	$50,207	$43,528	$38,561

In the years ended December 31, 2024, December 31, 2023, and December 31, 2022, the related tax (expense)/benefit was $20.0 million, $5.3 million and $(0.5) million, respectively, relating to stock-based compensation.

The total stock-based compensation cost capitalized in inventory was not significant for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively.

Note 10.	Income Taxes

United States and foreign (loss) income before income taxes was as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
United States	$(147,828)	$(138,205)	$(101,316)
Foreign	2,227	4,478	2,887
Total	$(145,601)	$(133,727)	$(98,429)

The income tax provision was as follows (in thousands):

	December 31,
	2024	2023	2022
Current:
Federal	$-	$(55)	$(240)
State	307	294	368
Foreign	680	815	693
	987	1,054	821
Deferred:
Federal	4	23	14
State	(220)	(143)	(87)
Foreign	-	-	18
	(216)	(120)	(55)
Income tax provision	$771	$934	$766

The reconciliations of the U.S. federal statutory tax expense to the combined effective tax provision are as follows:

	Year ended
	December 31,
(amounts in thousands)	2024	2023	2022
Statutory rate of tax benefit	$(30,578)	$(28,082)	$(20,670)
State income taxes, net of federal benefit	(5,728)	(6,436)	(2,558)
Permanent and other items	2,212	5,105	497
Loss on extinguishment of debt	3,657	-	-
Limitation on officers' compensation	6,622	-	-
In-process research and development	2,160	-	-
Stock-based compensation	(19,960)	(5,323)	493
Research credits	(6,481)	(6,059)	(7,700)
Uncertain tax positions	2,977	3,493	3,711
Change in tax rate	899	1,333	56
State economic development credits	-	(2,370)	-
Valuation allowance	44,991	39,273	26,937
Income tax provision	$771	$934	$766

Significant components of the Company’s net deferred tax assets at December 31, 2024 and December 31, 2023 are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$115,938	$96,886
Tax credits	30,000	26,176
Stock-based compensation	12,197	14,533
Reserves and accruals	15,073	12,111
Lease liability	25,510	24,924
Section 174 research costs capitalization	69,372	48,462
Other, net	1,481	957
Total deferred tax assets	$269,571	$224,049

Deferred tax liabilities:
Depreciation and amortization	(51,039)	(56,471)
ROU lease asset	(17,280)	(17,196)
Total deferred tax liabilities	$(68,319)	$(73,667)

Valuation allowance	(208,180)	(157,526)
Net deferred tax liability	$(6,928)	$(7,144)

Based on the weight of available evidence, management has established a valuation allowance for a portion of its deferred tax assets which it expects will not be realized on a more likely than not basis. The net increase in the valuation allowance was $50.7 million in 2024.

As of December 31, 2024, the Company had approximately $527.5 million, $437.0 million and $6.5 million of NOL carryforwards for federal, state and foreign purposes, respectively. Portions of federal NOL carryforwards incurred prior to 2018 will expire annually, if unused, while $322.8 million will not expire but can only be used to offset 80 percent of federal taxable income. Additionally, portions of state and foreign NOL carryforwards will expire annually, if unused.

As of December 31, 2024, the Company had federal and state R&D credit carryforwards of approximately $48.2 million and $28.6 million, respectively. Portions of federal and $4.6 million of state credits will expire annually, if unused, while $24.0 million of state credits carry forward indefinitely. Additionally, as of December 31, 2024, the Company had California economic development credit carryforwards of $3.0 million. These economic development credits can only be used to offset California taxable income and begin to expire in 2028, if unused.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 excluding interest and penalties, is as follows (in thousands):

	December 31,
	2024	2023	2022
Balance at beginning of the year	$32,839	$28,968	$25,816
Net addition for tax positions - prior years	526	986	679
Net additions for tax positions - current year	3,479	4,013	4,307
Subtractions from tax positions - prior years	(2,250)	(1,128)	(553)
Subtractions from tax positions - current year	-	-	(1,281)
Balance at end of the year	$34,594	$32,839	$28,968

As of December 31, 2024, approximately $2.0 million of unrecognized tax benefits would reduce the Company’s annual effective tax rate if recognized.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of its income tax provision. The accrued interest and penalties associated with uncertain tax positions as of December 31, 2024, December 31, 2023 and December 31, 2022 were not material. Approximately $0.6 million of the Company’s unrecognized tax benefits are expected to reverse over the next 12 months.

Due to the Company’s NOL carryforwards, its U.S. income tax returns are open to examination by the Internal Revenue Service and other state taxing jurisdictions for years beginning in 2005.

There are no cumulative earnings in the Company’s foreign subsidiaries as of December 31, 2024 that would be subject to U.S. income tax or foreign withholding tax. The Company plans to indefinitely reinvest any future earnings of its foreign subsidiaries.

Note 11. Employee Benefits

Defined Contribution Plan

The Company sponsors a defined contribution plan pursuant to section 401(k) of the U.S. Internal Revenue Code that allows participating employees to contribute up to 100% of their salary, to an annual maximum of $23,000 in 2024, $22,500 in 2023, and $20,500 in 2022 ($30,500, $30,000 and $27,000 in 2024, 2023 and 2022, respectively, for employees over the age of 50). Through December 31, 2024, the Company has only made “qualified nonelective contributions” to maintain compliance with IRS regulations.

During the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company contributed a $0.50 match for every $1.00 contributed by a participating employee up to 6% of plan-eligible earnings, with such Company contributions becoming fully vested when participating employees reach the 3-year anniversary from their date of hire, giving credit for past service. For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, Company contributions totaled approximately $3.2 million, $2.9 million and $2.5 million, respectively.

Deferred Compensation Plan

Pursuant to the Company’s deferred compensation plan (the Deferred Compensation Plan), eligible senior level employees are permitted to make elective deferrals of compensation to which they will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of COLIs. The fair value of the Deferred Compensation Plan liability, included in other liabilities on the consolidated balance sheets, was approximately $14.6 million and $11.3 million as of December 31, 2024 and December, 31, 2023 respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $14.7 million and $11.6 million as of December 31, 2024 and December 31, 2023, respectively.

Note 12.	Commitments and Contingencies

Secured Letters of Credit

The Company has a letter of credit that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account of approximately $4.5 million and $5.6 million as of December 31, 2024 and December 31, 2023, respectively. Beginning May 2022, and on each twelve-month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

The Company has other irrevocable standby letters of credit secured with approximately $0.2 million of cash in a restricted account.

Purchase Commitment

As of December 31, 2024, the Company had noncancelable, firm purchase commitments of $1.5 million due beyond one year.

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

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net sales	$383,481	$314,711	$282,862
Less:
Cost of sales	94,027	75,575	68,979
Sales, marketing & distribution	140,094	137,959	125,121
Research & development	84,609	86,294	80,399
Clinical	51,816	52,474	42,872
General & administrative	121,072	86,109	67,804
In-process research and development	14,229	5,000	10,000
Litigation-related settlement	-	-	(30,000)
Interest income	(11,105)	(9,164)	(2,375)
Interest expense	10,040	13,633	13,720
Charges associated with convertible senior notes	18,012	-	-
Other expense, net	6,288	558	4,771
Income tax provision	771	934	766
Net loss	$(146,372)	$(134,661)	$(99,195)

	Property and equipment, net			Depreciation and amortization			Capital expenditures
	As of December 31,			Year ended December 31,			Year ended December 31,
	2024	2023	2022	2024	2023	2022	2024	2023	2022

United States	$97,726	$103,098	$94,263	$35,615	$33,646	$31,547	$6,229	$20,238	$30,212
International	141	114	140	35	8	29	71	10	53
Total	$97,867	$103,212	$94,403	$35,650	$33,654	$31,576	$6,300	$20,248	$30,265

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of December 31, 2024.

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

Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Ernst & Young LLP, our independent registered public accounting firm, which audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. See Report of Independent Registered Public Accounting Firm below.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fourth fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Glaukos Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Glaukos Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Glaukos Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 24, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Irvine, California

February 24, 2025

ITEM 9B.	OTHER INFORMATION

On November 12, 2024, Tomas Navratil, the Company’s Chief Development Officer, adopted a 10b5-1 trading plan (the Navratil Trading Plan). The Navratil Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Navratil Trading Plan provides for the potential sale of 5,000 shares of the Company’s common stock commencing February 14, 2025. The Navratil Trading Plan terminates on the earlier of May 15, 2025 or the date all shares under the plan are sold.

Additionally, on December 13, 2024, Alex Thurman, the Company’s Senior Vice President and Chief Financial Officer, adopted a 10b5-1 trading plan (the Thurman Trading Plan). The Thurman Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Thurman Trading Plan provides for the potential sale of 2,752 shares of the Company’s common stock commencing March 21, 2025. The Thurman Trading Plan terminates on the earlier of June 13, 2025 or the date all shares under the plan are sold.

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

The remaining information required by this Item 10 will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

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

(b)	Exhibits

The exhibits listed in the Exhibit Index below are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by referenced to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37463) filed on June 30, 2015).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37463) filed on December 21, 2022).
4.1	Description of Capital Stock of Glaukos Corporation (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K (File No. 001-37463) filed on March 1, 2021).
10.1+	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 333-37463) filed on August 5, 2021).
10.2+	2011 Stock Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-204091) filed on May 12, 2015).
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

10.10+

Glaukos Corporation Amended and Restated 2015 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37463) filed on June 5, 2024)

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

10.14+	Joseph E. Gilliam Offer Letter dated February 3, 2017 (incorporated by reference to Exhibit 99.2 to the to the Current Report on Form 8-K (File No. 001-37463) filed on February 6, 2017).
10.15+

Joseph E. Gilliam Amended and Restated Executive Severance and Change in Control Agreement dated November 3, 2017 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-37463) filed on November 7, 2017).

Exhibit Number	Description
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

10.19+	Directors’ Compensation Policy (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37463) filed on May 3, 2024).
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

10.23

Third Amendment to Lease dated as of January 25, 2024 between the Registrant and 229 Avenida, LLC (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K (File No. 001-37463) filed on February 23, 2024).

10.24

Office Building Lease dated as of November 14, 2018, by and between the Registrant and CIP 2014/SG, Aliso Owner LLC (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K (File No. 001-37463) filed on February 28, 2019).

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
10.31

Form of Capped Call Unwind Agreement, dated as of December 2, 2024, by and between the Registrant and the applicable call option counterparty (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37463) filed on December 3, 2024).

19*	Glaukos Corporation Insider Trading Policies and Procedures

Exhibit Number	Description
21*	Subsidiaries of Glaukos Corporation as of December 31, 2024
23.1*	Consent of Independent Registered Public Accounting Firm
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

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K (File No. 001-37463) filed on February 23, 2024).
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+    Indicates a management contract or compensatory plan or arrangement.

*    Filed Herewith.

**  Furnished Herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Clemente, State of California, on February 24, 2025.

GLAUKOS CORPORATION

By:	/s/ Thomas W. Burns
Thomas W. Burns
Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Burns	Chief Executive Officer and Chairman of the	February 24, 2025
Thomas W. Burns	Board (Principal Executive Officer)

/s/ Alex R. Thurman	Senior Vice President & Chief Financial Officer	February 24, 2025
Alex R. Thurman	(Principal Accounting and Financial Officer)

/s/ Mark J. Foley	Lead Independent Director	February 24, 2025
Mark J. Foley

/s/ David F. Hoffmeister	Director	February 24, 2025
David F. Hoffmeister

/s/ Gilbert H. Kliman	Director	February 24, 2025
Gilbert H. Kliman, M.D.

/s/ Marc A. Stapley	Director	February 24, 2025
Marc A. Stapley

/s/ Aimee S. Weisner	Director	February 24, 2025
Aimee S. Weisner

/s/ Leana S. Wen	Director	February 24, 2025
Leana S. Wen, M.D.

/s/ Denice M. Torres	Director	February 24, 2025
Denice M. Torres