Form 10-Q
period 2025-03-31
GLAUKOS Corp
filed 2025-05-01
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 29, 2025, there were 57,140,526 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2025

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

We use Glaukos, our logo, iStent, iStent inject, iStent infinite, iPrism, iDose TR, iPRIME, MIGS, Avedro, Photrexa, iLink, KXL, Epioxa, iLution, PRESERFLO, Retina XR and other marks as trademarks. This report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

References throughout this document to “we,” “us,” “our,” the “Company,” or “Glaukos” refer to Glaukos Corporation and its consolidated subsidiaries.

Risk Factors Summary

Investing in our securities involves a high degree of risk. The following is a summary of the principal factors that make an investment in our securities speculative or risky, all of which are further described below in the section titled “Risk Factors” in Part II, Item 1A of this report. This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business. In addition to the following summary, you should consider the information set forth in the “Risk Factors” section and the other information contained in this report before investing in our securities.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$114,252	$169,626
Short-term investments	184,444	149,289
Accounts receivable, net	71,531	60,744
Inventory	59,460	57,678
Prepaid expenses and other current assets	14,857	12,455
Total current assets	444,544	449,792
Restricted cash	4,733	4,733
Property and equipment, net	96,810	97,867
Operating lease right-of-use assets	32,176	30,254
Finance lease right-of-use asset	41,213	41,816
Intangible assets, net	257,869	263,445
Goodwill	66,134	66,134
Deposits and other assets	22,699	20,715
Total assets	$966,178	$974,756

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,825	$13,026
Accrued liabilities	52,704	62,099
Total current liabilities	68,529	75,125
Operating lease liability	36,321	33,936
Finance lease liability	69,159	69,463
Deferred tax liability, net	6,918	6,928
Other liabilities	21,292	22,373
Total liabilities	202,219	207,825

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 56,769 and 56,472 shares issued and 56,741 and 56,444 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	57	56
Additional paid-in capital	1,525,014	1,509,831
Accumulated other comprehensive income	2,605	2,615
Accumulated deficit	(763,585)	(745,439)
Less treasury stock (28 shares as of March 31, 2025 and December 31, 2024)	(132)	(132)
Total stockholders' equity	763,959	766,931
Total liabilities and stockholders' equity	$966,178	$974,756

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Net sales	$106,664	$85,622
Cost of sales	24,316	20,258
Gross profit	82,348	65,364
Operating expenses:
Selling, general and administrative	70,673	61,975
Research and development	32,353	30,726
Acquired in-process research and development	-	11,729
Total operating expenses	103,026	104,430
Loss from operations	(20,678)	(39,066)
Non-operating income (expense):
Interest income	3,076	3,083
Interest expense	(1,163)	(3,450)
Other income (expense), net	945	(1,028)
Total non-operating income (expense)	2,858	(1,395)
Loss before taxes	(17,820)	(40,461)
Income tax provision	326	377
Net loss	$(18,146)	$(40,838)
Basic and diluted net loss per share	$(0.32)	$(0.82)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	56,637	49,580

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(18,146)	$(40,838)
Other comprehensive (loss) income:
Foreign currency translation (loss) income	(147)	355
Unrealized income (loss) on short-term investments	137	(83)
Other comprehensive (loss) income	(10)	272
Total comprehensive loss	$(18,156)	$(40,566)

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	equity
Balance at December 31, 2024	56,472	$56	$1,509,831	$2,615	$(745,439)	(28)	$(132)	$766,931
Common stock issued under stock plans, net	297	1	2,197	-	-	-	-	2,198
Stock-based compensation	-	-	12,986	-	-	-	-	12,986
Other comprehensive loss	-	-	-	(10)	-	-	-	(10)
Net loss	-	-	-	-	(18,146)	-	-	(18,146)
Balance at March 31, 2025	56,769	$57	$1,525,014	$2,605	$(763,585)	(28)	$(132)	$763,959

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income	deficit	Shares	Amount	equity
Balance at December 31, 2023	49,148	$49	$1,059,751	$1,165	$(599,067)	(28)	$(132)	$461,766
Common stock issued under stock plans, net	672	1	13,364	-	-	-	-	13,365
Asset acquisition through issuance of common stock	55	-	5,000	-	-	-	-	5,000
Stock-based compensation	-	-	11,165	-	-	-	-	11,165
Other comprehensive income	-	-	-	272	-	-	-	272
Net loss	-	-	-	-	(40,838)	-	-	(40,838)
Balance at March 31, 2024	49,875	$50	$1,089,280	$1,437	$(639,905)	(28)	$(132)	$450,730

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net loss	$(18,146)	$(40,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,651	2,685
Amortization of intangible assets	5,576	6,228
Amortization of right-of-use lease assets	1,078	1,071
Amortization of debt issuance costs	-	343
Deferred income tax benefit	(10)	-
Loss on disposal of fixed assets	6	10
Stock-based compensation	12,986	11,165
Unrealized foreign currency losses	1,397	1,456
Amortization of premium on short-term investments	(1,149)	(1,111)
Other liabilities	(1,091)	2,526
Acquired in-process R&D acquired through the issuance of common stock	-	5,000
Allowance for doubtful accounts	1,367	214
Changes in operating assets and liabilities:
Accounts receivable	(12,316)	(7,320)
Inventory	(1,668)	(8,551)
Prepaid expenses and other current assets	(2,339)	(912)
Accounts payable and accrued liabilities	(6,729)	(3,620)
Deposits and other assets	(134)	(2,216)
Net cash used in operating activities	(18,521)	(33,870)
Investing activities
Purchases of short-term investments	(74,743)	(49,250)
Proceeds from sales and maturities of short-term investments	40,878	21,880
Purchases of property and equipment	(1,938)	(968)
Investment in company-owned life insurance	(395)	(1,045)
Other investing activities	(750)	-
Net cash used in investing activities	(36,948)	(29,383)
Financing activities
Proceeds from exercise of stock options	4,082	13,055
Proceeds from share purchases under Employee Stock Purchase Plan	2,961	2,687
Payment of employee taxes related to vested restricted stock units	(4,845)	(2,378)
Principal paid on finance lease	(248)	(197)
Net cash provided by financing activities	1,950	13,167
Effect of exchange rate changes on cash and cash equivalents	(1,855)	(886)
Net decrease in cash, cash equivalents and restricted cash	(55,374)	(50,972)
Cash, cash equivalents and restricted cash at beginning of period	174,359	99,323
Cash, cash equivalents and restricted cash at end of period	$118,985	$48,351
Supplemental disclosures of cash flow information
Taxes paid, net of refunds	$276	$351
Other interest paid	$1,058	$1,073
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$502	$1,575

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

As permitted by Form 10-Q and Article 10 of Regulation S-X, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments necessary for the fair presentation of the Company’s financial information contained herein. All such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements. These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2024, which are contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on February 24, 2025. The Company’s results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period.

Note 2.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions used in the preparation of the accompanying condensed consolidated financial statements under different assumptions and conditions.

The Company’s condensed consolidated financial statements as of and for the quarter ended March 31, 2025 reflect the Company’s estimates of the impact of the macroeconomic environment, including the impact of inflation, supply shortages or delays, changes in supply and demand, foreign exchange rate fluctuations and other conditions which have led to disruptions in commerce and pricing stability. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of March 31, 2025.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that equate to the amount reported in the condensed consolidated statements of cash flows as of the beginning and end of three months ended March 31, 2025 (in thousands):

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$114,252	$169,626
Restricted cash	4,733	4,733
Cash, cash equivalents and restricted cash	$118,985	$174,359

The Company’s cash and cash equivalents include cash in readily available checking and money market accounts, as well as certificates of deposit. The Company maintains balances of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid by jurisdiction. The ASU is effective for public business entities’ annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this pronouncement and is evaluating the impact it will have on its upcoming annual filing on Form 10-K for the year ended December 31, 2025; however the Company currently does not believe the adoption will have a material impact on its consolidated financial statements and disclosures for that Form 10-K filing.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of certain costs and expenses on an interim and annual basis. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of adopting ASU No. 2024-03 on its condensed consolidated financial statements.

Note 3.  Balance Sheet Details

Short-term Investments

Short-term investments consisted of the following (in thousands):

	At March 31, 2025
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. treasury securities	less than 3	$163,923	$284	$(32)	$164,175
Corporate notes	less than 2	10,813	105	-	10,918
Asset-backed securities	less than 1	6,340	6	(13)	6,333
Municipal bonds	less than 1	3,010	8	-	3,018
Total		$184,086	$403	$(45)	$184,444

	At December 31, 2024
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. treasury securities	less than 3	$115,766	$215	$(90)	$115,891
Bank certificates of deposit	less than 1	5,620	3	-	5,623
Corporate notes	less than 3	16,852	88	(2)	16,938
Asset-backed securities	less than 2	7,824	15	(20)	7,819
Municipal bonds	less than 1	3,010	8	-	3,018
Total		$149,072	$329	$(112)	$149,289

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

The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest expense in the condensed consolidated statements of operations through an allowance for credit losses. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss. Unrealized losses on available-for-sale debt securities as of March 31, 2025 and December 31, 2024 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Further, the Company does not intend to sell these investments prior to maturity and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not record an allowance for credit losses with these investments as of March 31, 2025 and December 31, 2024.

Accounts Receivable, Net

Accounts receivable consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accounts receivable	$73,742	$61,817
Allowance for credit losses	(2,211)	(1,073)
	$71,531	$60,744

Accounts receivable, net increased as of March 31, 2025 compared to December 31, 2024 given sales of iDose TR during 2025 represents a larger proportion of total net sales as compared to prior periods. Additionally, iDose TR has extended payment terms and higher net sales per unit than the Company’s other products. The Company’s allowance for credit losses represents management’s estimate of current expected credit losses related to customer receivables. There were immaterial bad-debt write offs charged during the three months ended March 31, 2025.

Additionally, no singular customer accounted for more than 10% of net accounts receivable as of March 31, 2025 or December 31, 2024.

Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Finished goods	$21,957	$23,667
Work in process	17,337	14,663
Raw material	20,166	19,348
	$59,460	$57,678

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued bonuses	$7,913	$22,025
Accrued payroll taxes	3,313	1,436
Accrued Employee Stock Purchase Plan liability	3,241	2,842
Accrued sales rebates	10,184	7,956
Accrued vacation benefits	5,722	5,530
Accrued salaries and wages	3,145	309
Other accrued liabilities	19,186	22,001
	$52,704	$62,099

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		At March 31, 2025
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	March 31,	identical assets	inputs	inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds (i)	$37,537	$37,537	$-	$-
Available for sale securities:
U.S. treasury securities (ii)(v)	166,270	-	166,270	-
Corporate notes (ii)	10,918	-	10,918	-
Asset-backed securities (ii)	6,333	-	6,333	-
Municipal bonds (ii)	3,018	-	3,018	-
Investments held for deferred compensation plans (iii)	15,135	-	15,135	-
Total Assets	$239,211	$37,537	$201,674	$-
Liabilities
Deferred compensation plans (iv)	$15,542	$-	$15,542	$-
Contingent consideration (iv)	$1,585	$-	$-	$1,585
Total Liabilities	$17,127	$-	$15,542	$1,585

(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)	Included in deposits and other assets on the condensed consolidated balance sheets.
(iv)	Included in other liabilities on the condensed consolidated balance sheets.
(v)	One U.S. treasury security totaling $2,095 (in thousands) is included in cash and cash equivalents on the consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the consolidated balance sheets.

		At December 31, 2024
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets

Cash equivalents:
Money market funds (i)	$69,854	$69,854	$-	$-
Available for sale securities:
U.S. treasury securities (ii)	$115,891	$-	$115,891	$-
Bank certificates of deposit (ii)	5,623	-	5,623	-
Corporate notes (ii)	16,938	-	16,938	-
Asset-backed securities (ii)	7,819	-	7,819	-
Municipal bonds (ii)	3,018	-	3,018	-
Investments held for deferred compensation plans (iii)	14,741	-	14,741	-
Total Assets	$233,884	$69,854	$164,030	$-
Liabilities
Deferred compensation plans (iv)	$14,640	$-	$14,640	$-
Contingent consideration (iv)	$1,585	$-	$-	$1,585
Total Liabilities	$16,225	$-	$14,640	$1,585
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)	Included in deposits and other assets on the condensed consolidated balance sheets.
(iv)	Included in other liabilities on the condensed consolidated balance sheets.

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

The contingent consideration is measured at fair value and is based on significant inputs not observable in the market which includes the probability and timing of achieving certain future milestones, and to a lesser extent, an applicable discount rate and Glaukos’ credit rating. This represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes a market participant would make. The Company assesses these estimates on an ongoing basis as it obtains additional data impacting the assumptions. During the three months ended March 31, 2025, the contingent consideration liability decreased from $1.6 million to $1.5 million, with the change in the fair value of contingent consideration related to updated assumptions and estimates recognized within the condensed consolidated statements of operations. The Company did not have the contingent consideration liability during the first quarter 2024.

There were no transfers between levels within the fair value hierarchy during the periods presented.

The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of December 31, 2024.

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

The Company also leases two adjacent buildings, two office suites and a warehouse located in San Clemente, California and a facility in Burlington, Massachusetts. The total leased square footage of the San Clemente facilities equals approximately 120,000 and the two most significant leases now expire on May 31, 2035, after executing a five-year extension from the previous May 31, 2030 expiration date, during the first quarter of 2025. Each of these two leases contain an option to extend the lease for one additional five-year period at market rates. The total leased square footage of the Burlington facility is approximately 60,000 square feet, and the lease expires on July 31, 2033. The Burlington facility lease contains an option to extend the lease for one additional five-year period at market rates.

The Company’s remaining foreign subsidiaries’ leased office and warehouse space totals less than 35,000 square feet.

The following table presents the maturity of the Company’s operating and finance lease liabilities within the condensed consolidated balance sheets:

Maturity of Lease Liabilities	Operating	Finance
(in thousands)	Leases (a)	Leases (b)
Remainder of 2025	$3,146	$4,021
2026	3,977	5,487
2027	4,254	5,651
2028	4,210	5,821
2029	4,218	5,995
2030	4,234	6,175
Thereafter	40,212	84,341
Total lease payments	$64,251	$117,491
Less: imputed interest	26,920	47,155
Total lease liabilities	$37,331	$70,336
(a)	Operating lease payments include $25.9 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Finance lease payments include $75.8 million related to options to extend lease terms that are reasonably certain of being exercised.

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

For the three months ended March 31, 2025, amortization expense related to the Company’s finite-lived intangible assets was approximately $5.6 million recorded in cost of sales in the condensed consolidated statements of operations. The customer relationship intangible asset amortization expense previously recorded to selling, general and administrative expenses was fully amortized as of December 31, 2024. For the three months ended March 31, 2024, amortization expense related to the Company’s finite-lived intangible assets was approximately $5.5 million and $0.7 million, respectively, recorded in cost of sales and selling, general and administrative expenses, respectively, in the condensed consolidated statements of operations.

The Company evaluated its indefinite-lived intangible assets for impairment and concluded there were no indicators of impairment as of March 31, 2025.

Goodwill

The assessment of goodwill by reporting unit is performed annually, in the fourth quarter, or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. The Company considered the current and expected future economic and market conditions and its impact on the Company’s reporting unit. Based on interim assessments, the Company did not identify any “triggering” events which would indicate an impairment of goodwill as of March 31, 2025.

The following table presents the composition of the Company’s intangible assets and goodwill (in thousands):

	Weighted-	As of March 31, 2025			As of December 31, 2024
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period (in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed technology	11.4	$252,200	$(118,285)	$133,915	$252,200	$(112,762)	$139,438
Customer relationships	5.0	14,100	(14,100)	-	14,100	(14,100)	-
License	4.0	5,190	(136)	5,054	5,190	(83)	5,107
Intangible assets subject to amortization		271,490	(132,521)	138,969	271,490	(126,945)	144,545

In-process research and development	Indefinite	$118,900	$-	$118,900	$118,900	$-	$118,900

Total		$390,390	$(132,521)	$257,869	$390,390	$(126,945)	$263,445

Goodwill	Indefinite	$66,134	$-	$66,134	$66,134	$-	$66,134

As of March 31, 2025, expected amortization expense for unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Remainder of 2025	$17,234
2026	23,735
2027	24,311
2028	22,064
2029	21,548
Thereafter	30,077
Total amortization	$138,969

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

Revenue is recognized at an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services, and substantially all of the Company’s net sales for the three months ended March 31, 2025 and March 31, 2024 are considered revenue from contracts with customers.

Disaggregation of Revenue

The Company’s revenues disaggregated by product category and geography for the three months ended March 31, 2025 and March 31, 2024 were as follows (in thousands):

	Three Months Ended
	March 31,
	United States		International		Total
	2025	2024	2025	2024	2025	2024

Glaucoma	$59,128	$41,981	$29,009	$25,238	$88,137	$67,219
Corneal Health	15,942	15,707	2,585	2,696	18,527	18,403
Total	$75,070	$57,688	$31,594	$27,934	$106,664	$85,622

Contract Balances

Contract Assets

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. Payment terms on invoiced amounts are typically between 30 – 60 days for glaucoma and corneal health products, though extended payment terms have been offered as part of the iDose TR commercial launch. However, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of March 31, 2025 and December 31, 2024, substantially all amounts included in accounts receivable, net on the condensed consolidated balance sheets are related to contracts with customers.

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

Additionally, the Company has performance obligations related to certain customers’ right to a future discount on single dose pharmaceutical purchases in the U.S., as well as voluntary patient assistance programs to provide financial assistance to qualified patients. Each of these performance obligations is expected to be recognized when the customer or patient elects to utilize the discount, which is generally within one year. The impact of these programs on revenue were not material for the periods presented.

Effective in the first quarter 2024, certain sales of the Company’s pharmaceutical products are subject to rebates under the Medicaid Drug Rebate Program (MDRP). The rebate accrual calculation requires management to estimate the volume of net sales that will be subject to these rebates. There can be significant time-lag in receiving rebate notices from each state (generally, several months or longer after a sale is recognized). Estimated MDRP rebates are recorded as a reduction of revenue in the period the related sale is recognized.

The Company’s total accrued volume-based rebates and MDRP allowances are included in accrued liabilities in the condensed consolidated balance sheets and estimated rebates accrued were $10.2 million and $8.0 million as of March 31, 2025 and December 31, 2024, respectively, as detailed below:

March 31,
2025
Sales rebate balance, December 31, 2024	$7,956
Current period provision	3,682
Payments and credits	(1,454)
Reserve balance, March 31, 2025	$10,184

During the three months ended March 31, 2025 and March 31, 2024, the Company did not recognize any revenue related to material changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

The Company’s net sales within a fiscal year may be impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year.

Note 8.  Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. For periods when the Company realizes a net loss, no common stock equivalents are included in the calculation of weighted average number of dilutive common stock equivalents as the effect of applying the treasury stock method is considered anti-dilutive. For periods when the Company realizes net income, diluted net income per share is calculated by dividing the net income by the weighted average number of common shares plus the sum of the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method. Common stock equivalents are comprised of stock options outstanding and unvested restricted stock units (RSUs) under the Company’s incentive compensation plans and shares issuable under the Company’s Employee Stock Purchase Plan (ESPP). Due to the Company’s net loss position, basic and diluted net loss per share for each of the three months ended March 31, 2025 and March 31, 2024 are the same.

The following potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares, in thousands):

	Three Months Ended
	March 31,
	2025	2024
Convertible senior notes	-	5,125
Stock options outstanding	2,090	2,219
Unvested restricted stock units	1,065	1,039
Employee stock purchase plan	17	17
	3,172	8,400

Note 9.  Convertible Senior Notes

In June 2024 the Company executed a Convertible Notes Exchange, whereby certain qualified institutional investors exchanged $230.0 million in aggregate principal of Convertible Notes held for an aggregate of 4,253,423 shares of the Company’s common stock, leaving $57.5 million aggregate principal of remaining Convertible Notes outstanding. Then, on October 4, 2024, the Company issued a notice of redemption (the Redemption Notice) for all remaining $57.5 million aggregate principal outstanding of its Convertible Notes to be redeemed on December 16, 2024 (the Redemption Date) for the principal amount together with accrued and unpaid interest.

Interest expense relating to the Convertible Notes in the condensed consolidated statements of operations for the three months ended March 31, 2024 was $2.0 million and $0.3 million related to contractual interest expense and amortization of debt issuance costs, respectively.

Capped Call Transactions

On December 2, 2024, the Company entered into Capped Call Unwind Agreements with certain of the Option Counterparties to unwind 50% of the capped call transactions. Under the terms of the Unwind Agreements, there was a three-day unwinding period, referred to as the Volume-Weighted Average Price (VWAP) period, before the cash settlement was delivered. At the time of signing the Unwind Agreements, the Company recognized a derivative asset at its fair value of $53.9 million, reflecting the initial cash settlement value based on the VWAP as of the signing date, with a corresponding entry recorded to additional paid-in capital in the condensed consolidated balance sheets.

On December 6, 2024, the Capped Call Unwind Agreements were settled and the Company received $53.2 million in cash, at which point the derivative asset was derecognized.

The remaining outstanding 50% of the capped call transactions will not be remeasured to fair value as long as the accounting criteria continue to be met.

Note 10.  Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation related to stock options and RSUs in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Cost of sales	$901	$726
Selling, general and administrative	8,884	7,271
Research and development	3,201	3,168
Total	$12,986	$11,165

At March 31, 2025, the total unamortized stock-based compensation expense was approximately $76.2 million, of which $11.0 million and $65.2 million was attributable to stock options and RSUs, respectively.

Of the $11.0 million related to stock options, $10.9 million is attributable to time-based stock options and will be recognized over the time-based stock options’ remaining vesting terms of approximately 4.0 years (3.0 years on a weighted average basis). The remaining $0.1 million is attributable to performance-based options and will be recognized over the performance-based stock options’ remaining vesting terms of less than one year (0.8 years on a weighted average basis).

Of the $65.2 million related to RSUs, $64.8 million is attributable to time-based RSUs and will be recognized over the RSUs’ vesting terms of approximately 4.0 years (2.6 years on a weighted-average basis). The remaining $0.4 million is attributable to performance-based RSUs and will be recognized over the performance-based RSUs’ remaining vesting terms of less than two years (1.5 years on a weighted average basis).

The total stock-based compensation cost capitalized in inventory was not material for the three months ended March 31, 2025 and March 31, 2024.

Note 11.  Income Taxes

The provision for income taxes is determined using an effective tax rate. For the three months ended March 31, 2025, the Company’s estimated effective tax rate of (1.83)% differs from the U.S. federal statutory rate primarily due to utilization of net operating loss (NOL) carryforwards, partially offset by current state and foreign income taxes. The effective tax rate may be subject to fluctuations during the year as new information is obtained that may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of NOL carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, expansion of the Company’s taxable presence in domestic and foreign markets, and the amount of valuation allowances against deferred tax assets. For the three months ended March 31, 2025 and March 31, 2024, the Company recorded a provision for income taxes of $0.3 million and $0.4 million, respectively, which was primarily comprised of state and foreign income tax expense, net of release of uncertain tax positions for which the statute of limitations has expired.

Additionally, the Company follows an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. As of March 31, 2025 and December 31, 2024, the Company had gross unrecognized tax benefits of $35.4 million and $34.6 million, respectively.

Note 12.  Commitments and Contingencies

Secured Letter of Credit

The Company has a letter of credit that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account of approximately $4.7 million as of March 31, 2025 and December 31, 2024, respectively. Beginning May 2022 and on each twelve-month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

Executive Deferred Compensation Plan

Pursuant to the Company’s Deferred Compensation Plan, eligible senior level employees are permitted to make elective deferrals of compensation to which he or she will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of COLIs. The fair value of the Deferred Compensation Plan liability, included in other liabilities on the condensed consolidated balance sheets, was approximately $15.5 million and $14.6 million as of March 31, 2025 and December 31, 2024, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the condensed consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $15.1 million and $14.7 million as of March 31, 2025 and December 31, 2024, respectively.

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

	Three months ended March 31,
	2025	2024
	(in thousands)
Net sales	$106,664	$85,622
Less:
Cost of sales	24,316	20,258
Sales, marketing & distribution	34,443	36,221
Research & development	22,922	18,433
Clinical	9,431	12,293
General & administrative	36,230	25,754
In-process research and development	-	11,729
Significant segment expenses	127,342	124,688
Interest income	(3,076)	(3,083)
Interest expense	1,163	3,450
Other expense, net	(945)	1,028
Income tax provision	326	377
Net loss	$(18,146)	$(40,838)

	Property and equipment, net		Depreciation and amortization		Capital expenditures
	March 31,	December 31,	As of March 31,		As of March 31,
	2025	2024	2025	2024	2025	2024

United States	$96,640	$97,726	$8,215	$8,905	$1,906	$959
International	170	141	12	8	33	9
Total	$96,810	$97,867	$8,227	$8,913	$1,939	$968

Note 14.  Subsequent Events

On April 4, 2025, the Company purchased certain real property consisting of an approximately 40,000 square foot, two-story building, located in Aliso Viejo, California and adjacent to the Aliso Facility (Aliso Building). The Company paid a purchase price of $16.6 million for the Aliso Building, which is currently occupied by several tenants whose leases, which were assumed by the Company, run through 2029.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the United States (U.S.) Securities and Exchange Commission (SEC) on February 24, 2025 (Annual Report). The discussion and analysis below contains forward-looking statements within the meaning of federal securities laws, and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. See “Note Regarding Forward-Looking Statements” preceding Part I, Item 1 in this Quarterly Report on Form 10-Q.

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

Financial Overview

The most important financial indicators that we use to assess our business are net sales, gross margin, operating expenses, and cash on hand.

	Three Months Ended
	March 31,	March 31,
	2025	2024
Net sales	$106,664	$85,622
Gross margin	77%	76%
Operating expenses	$103,026	$104,430

	March 31,	December 31,
	2025	2024
Cash, cash equivalents, short-term investments and restricted cash	$303,429	$323,648

Please see Results of Operations and Liquidity and Capital Resources below for a detailed discussion of each of the above items including analysis of the fluctuations from year to year.

We incurred net losses for the three months ended March 31, 2025 and March 31, 2024 of $18.1 million and $40.8 million respectively. As of March 31, 2025, we had an accumulated deficit of $763.6 million.

Recent Developments

Strategic Transactions

On April 4, 2025, we purchased certain real property consisting of an approximately 40,000 square foot, two-story building, located in Aliso Viejo, California and adjacent to the Aliso Facility (Aliso Building). We paid a purchase price of $16.6 million for the Aliso Building, which is currently occupied by several tenants whose leases, which were assumed by the Company, run through 2029. The Aliso Building provides us with future expansion opportunities and potentially reduces future capital expenditures associated with construction of an additional building as part of the Aliso Facility.

Market and Business Update

Impact of the Current Global Economic Environment

During the last twelve months, global and regional economies have experienced, in connection with ongoing macroeconomic conditions, inflation, supply shortages or delays, changes in supply and demand, foreign exchange rate fluctuations, new or increased tariffs, and other conditions that have led to disruptions in commerce and pricing stability. Additionally, some of our vendors are continuing to experience supply challenges, both in the acquisition of raw materials as well as due to labor shortages and other disruptions. These challenges have occasionally led to longer lead times and delays of certain components needed for the manufacture of our products, in some cases requiring us to find alternative sources for materials. As a result of these supply chain challenges and ongoing inflationary pressures, we have experienced higher costs for certain components and raw materials. While these supply challenges have generally stabilized over the course of 2024, if these supply issues persist or worsen in the future, they could impact our ability to ship some of our products to our customers, or bring some of our pipeline products to market, in a timely manner. We expect some supply challenges and higher costs of certain components and raw materials to continue throughout 2025. The U.S. government recently announced tariffs on product imports from certain countries, including higher tariffs levels on those imported from Canada, Mexico and China. These actions have resulted, and are expected to further result, in retaliatory measures on U.S. goods by those countries and others. While we believe our exposure to these recently announced tariffs and the potential escalation of trade disputes is limited as we primarily source our raw materials and product components from the U.S., these tariffs could pose a risk to our business that could affect our net sales and cost of sourcing materials. We will continue to evaluate the impacts of tariffs on our business and results of operations.

The effects of foreign currency fluctuations are most notably experienced in our international glaucoma business. Our annual growth rate of net sales for the three months ended March 31, 2025 was negatively affected by approximately 380 basis points, primarily related to the Euro. For the three months ended March 31, 2024, net sales of our international glaucoma business were negatively impacted by approximately 190 basis points, primarily related to the Japanese Yen.

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

In October and November 2023, five of the seven MACs released final local coverage determinations (LCDs) confirming reimbursement coverage of the standalone procedure utilizing the iStent infinite, which received FDA clearance in August 2022, and non-coverage for certain procedures, including the ophthalmic canaloplasty procedure utilizing our iPRIME product. These LCDs also indicated that surgical MIGS procedures should not be performed in combination with other MIGS or surgical glaucoma procedures. In December 2023, prior to their respective effective dates, those five MACs rescinded the final LCDs and determined there would be no change in the current status of coverage for MIGS. In April 2024, the same five MACs released new draft LCDs that would confirm reimbursement coverage of the standalone procedure utilizing the iStent infinite, which received FDA clearance in August 2022, and that would confirm non-coverage for surgical MIGS procedures in combination with other surgical MIGS procedures (but did not prohibit coverage for use of a procedural pharmaceutical such as our iDose TR, in combination with surgical MIGS procedures). These draft LCDs were finalized in November 2024 and took effect on November 17, 2024. The other two MACs have taken preliminary steps to assess coverage of iStent infinite through temporary local coverage article (LCA) updates. In the case of these two MACs, coverage of the iStent infinite is currently determined on a case-by-case basis.

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

On January 1, 2025, the U.S. Centers for Medicare & Medicaid Services’ (CMS’) final rules on 2025 Medicare physician fee and facility fee payment rates (2025 Final Rule) became effective. The 2025 Final Rule did not materially modify the 2024 Medicare physician fee and facility fee payment rates with respect to physician fee and facility fee payment rates for procedures using our iStent family, which 2024 payment rates contained significant increases in the facility fee rates for ASCs and hospitals that perform iStent infinite procedures in a standalone setting under its temporary Category III CPT code.

We estimate that approximately 80% of procedures utilizing our iStent family of products in the U.S. are performed in the ASC setting and the remaining estimated 20% of procedures are performed in the hospital.

Business Outlook

As discussed above, establishment of reimbursement for the iDose TR and its associated procedure has been an ongoing effort since its commercial launch in the first quarter of 2024. As reimbursement for the iDose TR procedure becomes a more timely and consistent process, we anticipate utilization of iDose TR by our customers will increase accordingly.

CMS physician fee payment rate decreases, along with the finalization in late 2024 of recent LCDs issued by five of the seven MACs, have disrupted traditional customer ordering patterns and may have resulted in certain of our customers’ utilization of competitive products, which may have reduced U.S. Glaucoma sales volumes of our iStent family of products used in conjunction with cataract surgery in each of the three months ended March 31, 2025 and March 31, 2024. Additionally, the royalty income we received pursuant to a settlement agreement entered into during 2021 with Ivantis, Inc. (acquired by Alcon in 2022) relating to sales of the Hydrus® Microstent contractually expired on April 26, 2025. Our corneal health net sales have experienced sporadic headwinds in recent years due to U.S. commercial payer volatility. We believe investments in our market access organization were successful in reducing volatility as well as the impact of revenue adjustments related to the Company’s entry into the Medicaid Drug Rebate Program (MDRP) during the three months ended March 31, 2025 and March 31, 2024, although we cannot predict whether such success will continue.

In addition to the foregoing, we commercialized certain of our products for several years in the U.S. with few or no direct competitors. Other competitive products have now become available in the U.S. and globally that have impacted and are expected to continue to impact adoption of or demand for our products. We are also aware of similar products being developed by third parties that could enter the market and increase the competitive pressures we face. These other products could achieve greater commercial acceptance or demonstrate better safety or effectiveness, clinical results, ease of use or lower costs than our products, which could adversely impact our net sales.

For additional information, see the section titled Risks Related to Our Business within Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Components of Results of Operations

Net Sales

Our net sales are generated primarily from sales of our iStent family of product, iDose TR, Photrexa and other associated drug formulations, and our proprietary bioactivation systems, as well as royalty income. Customers are primarily comprised of ambulatory surgery centers, hospitals, and physician private practices, with independent distributors being used in certain international locations where we currently do not have a direct commercial presence. We currently operate in one operating and reportable segment and our primary business activity is the development and commercialization of therapies across several end markets within ophthalmology.

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

Cost of sales has included amortization of the $252.2 million developed technology intangible assets recorded as a result of our acquisition of Avedro, Inc. (Avedro) and our sales agreement with Celanese Canada ULC (Celanese Agreement). For the three months ended March 31, 2025 and March 31, 2024, the amortization expense was $5.6 million and $5.5 million, respectively.

Our future gross profit as a percentage of net sales, or gross margin, will be impacted by numerous factors including commencement of sales of new products currently in our pipeline, or any other future products, which may have higher pricing, or conversely, higher product costs. Our gross margin will also be affected by manufacturing or supply chain costs, disruptions or inefficiencies that we may experience as we attempt to manufacture our products on a larger scale, manufacture new products and change our manufacturing capacity, processes, or output. Additionally, our gross margin will continue to be affected by amortization of Avedro developed technology and Celanese Agreement intangible assets, the impact of rebates and allowances associated with government and commercial programs and by royalty expenses on current or future products associated with various licensing agreements. Our gross margin in future periods may also be impacted by other factors adversely affecting our net sales in future periods such as the impact of government pricing programs and reductions of payment rates for certain of our products and related services, and inflationary pressures.

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

SG&A expenses also included amortization of the $14.1 million customer relationships intangible assets recorded as a result of our acquisition of Avedro, Inc. (Avedro). These intangible assets were fully amortized as of December 31, 2024. Amortization expense was $0.7 million for the three months ended March 31, 2024.

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

Non-Operating Expense, Net

Non-operating expense, net primarily consists of interest expense associated with our finance lease for our Aliso Facility and for our previously outstanding Convertible Notes, interest income derived from our short-term investments, and unrealized gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar, primarily related to intercompany loans.

Income Taxes

Our tax provision is primarily comprised of state and foreign income taxes, offset by release of uncertain tax positions for which the statute of limitations has expired. Our net deferred tax liability of $6.9 million at March 31, 2025 primarily represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets. We continue to provide a full valuation allowance against our other net deferred tax assets.

We record reserves for uncertain tax positions where we believe the ability to sustain the tax position does not reach a more likely than not threshold.

Results of Operations

Comparison of Three Months Ended March 31, 2025 and March 31, 2024 (in thousands):

	Three Months Ended
	March 31,		% Increase
(dollars in thousands)	2025	2024	(decrease)
Statements of operations data:
Net sales	$106,664	$85,622	25%
Cost of sales	24,316	20,258	20%
Gross profit	82,348	65,364	26%
Operating expenses:
Selling, general and administrative	70,673	61,975	14%
Research and development	32,353	30,726	5%
Acquired in-process research and development	-	11,729	(100)%
Total operating expenses	103,026	104,430	(1)%
Loss from operations	(20,678)	(39,066)	(47)%
Total non-operating income (expense), net	2,858	(1,395)	NM
Income tax provision	326	377	(14)%
Net loss	$(18,146)	$(40,838)	(56)%

Net Sales

Net sales for the three months ended March 31, 2025 and March 31, 2024 were $106.7 million and $85.6 million, respectively, increasing by approximately 25% primarily related to the factors listed below.

Net sales of glaucoma products in the United States were $59.1 million and $42.0 million for the three months ended March 31, 2025 and March 31, 2024, respectively, increasing by 41%. This increase is primarily due sales of iDose TR, partially offset by slightly lower volumes sold of our iStent family of products.

International sales of glaucoma products for the three months ended March 31, 2025 and March 31, 2024 were $29.0 million and $25.2 million, respectively, increasing by 15%. The increase in international sales reflects continued broad-based growing volume in many key international markets for glaucoma procedures, primarily France, the United Kingdom and Japan, the dollar-based results of which were slightly affected by unfavorable foreign exchange rates, primarily related to the Euro, during the quarter ended March 31, 2025, as compared to the three months ended March 31, 2024.

Net sales of corneal health products were $18.5 million and $18.4 million for the three months ended March 31, 2025 and March 31, 2024, respectively. Within net sales generated by our corneal health products, $0.8 million related to an increase in U.S. net sales of Photrexa using direct sales operations, which was positively impacted by higher realized average sales prices of Photrexa along with slight increases in sales to existing customers and new account starts, mostly offset by accrued rebates related to the impact of our participation in MDRP. Our net sales of iLink devices in the U.S. remained consistent for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Our international corneal health sales decreased $0.1 million from net sales in countries outside the U.S. during the quarter ended March 31, 2025 as compared to the three months ended March 31, 2024.

Cost of Sales

Cost of sales for the three months ended March 31, 2025 and March 31, 2024 were $24.3 million and $20.3 million, respectively, reflecting an increase of approximately $4.1 million that is generally proportionate to the increase in net sales for the corresponding period. Our gross margin was 77% for three months ended March 31, 2025 and 76% for the three months ended March 31, 2024.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended March 31, 2025 and March 31, 2024 were $70.7 million and $62.0 million, respectively, reflecting an increase of $8.7 million or 14%.

Of the total $8.7 million increase in SG&A expenses for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, $4.3 million related to increased compensation and related employee costs, with $1.2 million of the incremental amount related to an increase in stock-based compensation expense, the majority of which was associated with certain performance equity awards that were achieved during the quarter. The residual increase primarily relates to enhancements of various customer and patient support functions, our business intelligence function, and growth in our commercial infrastructure in glaucoma and corneal health, along with increased travel, meetings and accompanying costs as business activities have expanded.

The remaining increase of $3.6 million primarily relates to discretionary expenses supporting the above personnel growth as well as our ongoing administrative operations, inclusive of information technology, facilities and allocated expenses.

Research and Development Expenses

R&D expenses for the three months ended March 31, 2025 and March 31, 2024 were $32.4 million and $30.7 million, respectively, reflecting an increase of $1.6 million or 5%.

During the three months ended March 31, 2025, we incurred $22.9 million in core R&D expenses and $9.4 million in clinical expenses, comprised of $21.5 million in compensation and related employee expenses with the remaining $10.8 million spent on the continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as next generation iDose products; Epioxa, a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (also referred to as “epi-on”); and our earlier stage programs for glaucoma, corneal, retinal and other therapeutic investments. For the three months ended March 31, 2024, we incurred $18.4 million in core R&D expenses and $12.3 million in clinical expenses, comprised of $17.8 million in compensation and related employee expenses with the remaining $12.9 million spent on the above-mentioned programs.

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

Non-Operating Income (Expense), Net

We had non-operating income, net of $2.9 million and non-operating expense, net of $1.4 million for the three months ended March 31, 2025 and March 31, 2024, respectively. The change primarily relates to a decrease of $2.3 million in interest expense on our Convertible Notes, and a change in unrealized foreign currency amounts recognized of approximately $2.0 million due to intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates, as compared to the three months ended March 31, 2024.

Income Tax Provision

Our effective tax rate for the first quarter of 2025 and 2024 was (1.83)% and (0.93)%, respectively. For the three months ended March 31, 2025 and March 31, 2024, we recorded a provision for income taxes of $0.3 million and $0.4 million, respectively, which were primarily comprised of state and foreign income tax expense, offset by release of uncertain tax positions for which the statute of limitations has expired.

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

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$114,252	$169,626
Short-term investments	184,444	149,289
Accounts receivable, net	71,531	60,744
Inventory	59,460	57,678
Accounts payable	15,825	13,026
Accrued liabilities	52,704	62,099
Working capital (1)	376,015	374,667
(1)	Working capital consists of total current assets less total current liabilities per our condensed consolidated balance sheets.

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

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

As of March 31, 2025, our cash, cash equivalents and short-term investments totaled approximately $298.7 million and our restricted cash totaled approximately $4.7 million.

Cash Flow used in Operations

For the three months ended March 31, 2025, our operating activities used $18.5 million in net cash.

Short-term Liquidity Requirements

Our short-term liquidity requirements primarily consist of regular operating costs, R&D project funding, capital expenditures as we continue the development of our manufacturing facilities and office spaces, operating and financing lease obligations, government rebate obligations, and other firm purchase commitments. As of March 31, 2025, we had net working capital of $376.0 million, which indicates that our current assets are sufficient to cover our short-term liabilities.

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

Cash Flows

Our historical cash outflows have primarily been associated with cash used for operating activities such as the expansion of our commercial and R&D activities; purchase of and growth in inventory; accounts receivable and other working capital needs; the acquisition of intellectual property; and expenditures related to equipment and improvements used to increase our manufacturing capacity and improve our manufacturing efficiency and for overall facility expansion.

The following table is a condensed summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(18,521)	$(33,870)
Investing activities	(36,948)	(29,383)
Financing activities	1,950	13,167
Exchange rate changes	(1,855)	(886)
Net decrease in cash, cash equivalents and restricted cash	$(55,374)	$(50,972)

At March 31, 2025, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the three months ended March 31, 2025 and March 31, 2024, our operating activities used $18.5 million and $33.9 million of net cash, respectively.

For the three months ended March 31, 2025, our net cash used in operating activities reflected our net loss of $18.1 million, adjusted for non-cash items of $22.8 million, primarily consisting of stock-based compensation expense of $13.0 million, depreciation of $2.7 million, amortization of intangible assets of $5.6 million, noncash lease expense of $1.1 million, other liabilities of $1.1 million, allowance for doubtful accounts of $1.4 million, and amortization of premium on short-term investments of $1.1 million. Additionally, changes in operating assets and liabilities resulted in a net use of cash of $23.2 million, which resulted primarily from an increase in inventory of $1.7 million, an increase in accounts receivable of $12.3 million, primarily due to increased iDose TR sales during the quarter ended March 31, 2025 given iDose TR sales have extended terms, an increase in other assets of $0.1 million, a decrease in accounts payable and accrued liabilities of $6.7 million, and an increase in prepaid expenses and other current assets of $2.3 million.

For the three months ended March 31, 2024, our net cash used in operating activities reflected our net loss of $40.8 million, adjusted for non-cash items of $29.4 million, primarily consisting of stock-based compensation expense of $11.2 million, depreciation of $2.7 million, amortization of intangible assets of $6.2 million, noncash lease expense of $1.1 million, amortization of debt issuance costs of $0.3 million, allowance for doubtful accounts of $0.2 million, other liabilities of $2.5 million, accretion of discount of $1.1 million and IPR&D acquired through issuance of common stock of $5.0 million. Additionally, changes in operating assets and liabilities resulted in a net use of cash of $22.4 million, which resulted primarily from increases in accounts receivable of $7.3 million, an increase in inventory of $8.6 million, an increase in other assets of $2.2 million, an increase in prepaid expenses and other current assets of $0.9 million, and a decrease in accounts payable and accrued liabilities of $3.6 million.

Investing Activities

In the three months ended March 31, 2025 and March 31, 2024 our investing activities used $36.9 million and $29.4 million of net cash, respectively.

For the three months ended March 31, 2025, we used cash of approximately $74.7 million for purchases of short-term investments, approximately $1.9 million for purchases of property and equipment, primarily related to our facilities in Aliso Viejo, California; and San Clemente, California; and approximately $0.4 million related to investments in company-owned life insurance, $0.7 million in other investing activities and we received cash of approximately $40.9 million from sales and maturities of short-term investments.

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

We expect levels of our capital expenditures to be higher in 2025 than in 2024 as we upgrade certain manufacturing facilities and continue investing in R&D equipment needed to advance our pipeline.

Financing Activities

In the three months ended March 31, 2025 and March 31, 2024, our financing activities provided $2.0 million and $13.2 million of net cash, respectively.

For the three months ended March 31, 2025, we received $7.0 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan, used $4.8 million for payment of employee taxes related to restricted stock unit vesting and paid $0.2 million in principal on our finance lease.

For the three months ended March 31, 2024, we received $15.7 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan, used $2.4 million for payment of employee taxes related to restricted stock unit vesting and paid $0.2 million in principal on our finance lease.

We do not have any off-balance sheet arrangements.

Material Cash Requirements

There have been no significant changes to our material cash requirements, including commitments for capital expenditures and known contractual and other obligations, as of March 31, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 24, 2025. Following the end of our quarter ended March 31, 2025, we used cash for the property and building purchase as previously described in “Strategic Transactions”.

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

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” included in Part II, Item 7 of our Annual Report. There have been no material changes to our critical accounting policies and estimates as disclosed therein, during the three months ended March 31, 2025, as compared with those disclosed in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our exposure to market risk since December 31, 2024.

Refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 24, 2025 for further detail.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our first fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the United States (U.S.) Securities and Exchange Commission (SEC) on February 24, 2025 (Annual Report). These risks and uncertainties are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements preceding Part I, Item 1 in this Quarterly Report on Form 10-Q.

Other than the update of certain risk factors listed under “Risks Related to Our Regulatory Environment” below relating to the U.S. government’s actions regarding the imposition of international tariffs and changes in budget and funding levels, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Since the Company’s inception in 1998, we have incurred significant operating losses. Although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations in the future. As of March 31, 2025, we had an accumulated deficit of approximately $763.6 million, principally comprised of costs incurred in our clinical trials, R&D programs, our selling, general and administrative expenses, and from amortization expense related to our acquired developed technology intangible assets included in cost of sales. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering, the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities, cash generated from commercial operations and the issuance of the Company’s 2.75% convertible notes due 2027 (Convertible Notes), which were fully exchanged, converted or redeemed in 2024. Our operations to date have been, and our future growth and success will be, impacted by our ability to expand our business, including the success of our marketing and sales efforts, our timely satisfaction of regulatory requirements, and our overall ability to maintain a competitive position. To implement our global business strategies we have made, and expect to continue to make, significant investments in R&D activities, clinical studies, expanding our manufacturing capabilities, growing our sales and marketing organization, engaging in market access activities, enforcing and defending our intellectual property rights, acquiring companies or in-license products and intellectual property, building our general and administrative infrastructure, and obtaining regulatory clearance or approval to commercialize our pipeline product globally and expand our existing products into international markets or products We expect our expenses will continue to increase as we pursue these objectives. While we believe we have sufficient cash to fund our operations for at least the next 12 months from the date our condensed consolidated financial statements for the quarter ended March 31, 2025 are made publicly available, our ability to reach sustained profitability and generate positive cash flow in the future is highly uncertain.

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

Our existing foreign operations, as well as our planned international growth, expose us to additional uncertainty and risks beyond regulatory authorization and reimbursement levels. We sell our products through direct sales organizations and a network of third-party distribution partners in other markets. These international operations expose us and our subsidiaries and third-party distributors to a variety of risks including, without limitation, the following:

●	different, and in some cases more exacting and lengthy, regulatory approval processes, regulations and laws, pricing and reimbursement systems, and rebate requirements applicable to us, our suppliers and distributors;
●	reduced or varied protection for intellectual property rights or difficulties enforcing our intellectual property rights and defending against third-party threats and intellectual property enforcement actions against us, our distributors, or any of our third-party suppliers;
●	pricing pressure or longer sales and payment cycles;
●	different competitive dynamics, including smaller market sizes, which we may not be able to fully appreciate before entering certain foreign markets;
●	a shortage of qualified sales personnel and distributors;
●	the challenges of managing foreign operations;
●	relative disadvantages compared to competitors with more recognizable names, longer operating histories and better established distribution networks and customer relationships;
●	political and economic instability, international terrorism and anti-U.S. sentiment, or the imposition of U.S. or international sanctions that could restrict or prohibit continued business;
●	changes or increases in duties and tariffs, reciprocal and retaliatory tariffs, license obligations, importation laws and other non-tariff barriers to trade;
●	scrutiny of foreign tax authorities that could result in significant fines, penalties and additional taxes;
●	different cultural norms which may impact how business is conducted;
●	laws and business practices favoring local companies;
●	difficulties in maintaining consistency and compliance with our internal guidelines;
●	difficulties in enforcing agreements and collecting receivables through foreign legal systems;
●	risks of money laundering, bribery and corruption practices, off-label promotion or breach of sanction regulations by our personnel or distributors, which may be difficult for us to discover or prevent;
●	failures by our third-party partners to properly assist us with local guidance on operations, financial and other reporting, accounting, tax, payroll, legal and regulatory matters; and
●	costly and complex export requirements and restrictions, particularly relating to technology.

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

We believe that ophthalmic surgeons and other healthcare providers will not use our products unless they conclude that our products provide a safe, efficient, effective and preferable alternative to currently available treatment options. Publications of clinical results by us, our competitors and other third parties may impact whether, and the degree to which, our products are used by physicians and the procedures and treatments those physicians choose to administer to their patients. If ophthalmic surgeons determine that any of our products are not sufficiently effective, efficient or safe, whether based on longer-term patient studies or clinical experience or unsatisfactory patient outcomes or patient injury, our sales would be harmed. Surgeons may base such determination on patient outcomes that are the result of other unqualified surgeons performing procedures for which they haven’t been trained. It is also possible that as our products become more widely used, latent defects could be identified, creating negative publicity and liability problems for us and adversely affecting demand for our products. If an increasing number of ophthalmic surgeons do not continue to adopt the use of our products, our operating and financial results will be negatively impacted.

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

We continue to provide a valuation allowance against a portion of these tax attributes because we believe that uncertainty exists with respect to their future realization. Utilization of these tax attributes may be subject to annual limitations under Internal Revenue Code Sections 382 and 383 if we experience an ownership change. To the extent available, we intend to use these NOL and credit carryforwards to offset future taxable income and/or income tax liabilities associated with our operations. There can be no assurance that we will generate sufficient taxable income in the carry forward period to utilize the remaining tax attributes before they expire.

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

The current administration has enacted or proposed legislative, administrative and executive actions and regulatory changes that could affect our ability to profitably sell our commercialized products or products for which we obtain marketing approval. For example, changes in government budget and funding levels for the FDA and other government agencies could negatively impact the ability of the FDA to review and approve new products due to staffing and other resource limitations, the inability to hire or retain key personnel, as well as the imposition of statutory, regulatory and policy changes. Such changes could prevent or delay marketing approval of our current or future pipeline products, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval, each of which may negatively impact our business. Further, there have been, and may continue to be, legislative and regulatory proposals at the U.S. federal and state levels and in foreign jurisdictions directed at broadening the availability and containing or lowering the cost of healthcare including plans announced by the current administration to reform the U.S. pharmaceutical pricing system significantly through rulemaking and executive orders. In addition, existing legislation aimed at patient affordability in the United States such as the Patient Protection and Affordable Care Act may be repealed or replaced. The continuing efforts of the government, insurance companies and third-party payors to contain or reduce costs of healthcare may adversely affect our ability to set prices for our products that would allow us to achieve or sustain profitability. In addition, governments may impose price controls on any of our products, which may adversely affect our future profitability. These risks may also impact the development decisions we make with respect to our pipeline products.

Additionally, the U.S. government recently announced changes to its trade policies, including increasing tariffs on imports, in some cases significantly, and potentially negotiating or terminating existing trade agreements. The current tariff environment is dynamic and uncertain, as the U.S. government has imposed, modified and paused tariffs multiple times since the beginning of 2025. Changes to tariffs and other trade restrictions can be announced at any time with little or no notice. We cannot predict with certainty the future trade policy of the U.S. or other countries. We are currently evaluating the potential impact of the imposition of tariffs on our business and financial condition. We cannot predict the likelihood, nature or extent of the potential impact, as these are dependent upon whether such tariffs are ultimately implemented, the timing and duration of implementation and the amount, scope and nature of such tariffs and potential exclusions from the application of those tariffs. However, such tariffs may cause (i) increases in manufacturing costs, (ii) disruptions or delays to our supply chain, (iii) limitations on our ability to sell our products domestically or abroad, and (iv) reductions in sales volumes and gross margins for our products, any of which could negatively affect our business, results of operations and financial condition.

Our business, products and processes are subject to extensive regulation both in the U.S. and abroad and it can be costly to comply with these regulations. Any failure to adhere to applicable regulations could harm our business, financial condition and operating results.

Our medical devices, drugs, drug/device combination products and other products are subject to extensive government regulation in the U.S. by the FDA, state regulatory authorities and foreign regulatory authorities in the countries in which we conduct business. These regulations relate to, among other things, approval or clearance of our products for sale, R&D, labeling, advertising, promotion, pricing and discounts, recordkeeping, reporting, import and export, post-approval studies and the sale and distribution of our products. See Item 1, Business, “Government Regulation – U.S. Regulation & Reimbursement” and “International Regulation & Reimbursement” in our Annual Report on Form 10-K filed with the SEC on February 24, 2025 for additional information. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, or state or foreign regulatory authorities, which may include, among other things, warning letters, fines, injunctions, recalls, refusals to grant or delays in granting requests, civil fines and penalties, operating restrictions, withdrawal of approvals and even criminal prosecution.

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

We have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations and we may also be required to seek additional regulatory approvals to modify our approved products or their manufacturing processes or indications, which may entail significant time and expense. We and our suppliers are subject to extensive post-marketing regulatory requirements and failure to comply with applicable requirements in a timely manner could subject us to enforcement actions, including recall or product approval withdrawals. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. Other post-market requirements on our products include reporting of adverse events and device malfunctions, product tracing, reporting of corrections and removals (recalls), labeling requirements, and promotional restrictions. See Item 1, Business, “Government Regulation – U.S. Regulation & Reimbursement – Post-Market Regulation” in the Annual Report for additional information. Additionally, any recall or product withdrawal, whether required by the FDA, another regulatory authority or initiated by us, could harm our reputation with customers, cause us to incur significant expense and negatively affect our sales.

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

We are subject to healthcare fraud and abuse, anti-kickback, false claims and transparency laws and regulations, among others, which are enforced by federal, state and international governments with respect to our marketing, training, customer arrangements, discount, rebate and pricing programs, product bundling, financial arrangements with physicians, patient assistance programs, reimbursement support services, and other practices. See Item 1, Business, “Government Regulation – U.S. Regulation & Reimbursement” and “International Regulation & Reimbursement” contained in the Annual Report on Form 10-K for additional information about the laws and regulations which apply to us. The U.S. Department of Justice has increased its scrutiny of interactions between manufacturers and healthcare providers, as well as various patient, product and reimbursement support programs and speaker bureaus, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Although we try to structure our arrangements within available safe harbors whenever possible, we may nevertheless become subject to government scrutiny or investigation. Violations may result in civil monetary penalties, criminal penalties, and exclusion from participation in government healthcare programs, including Medicare and Medicaid, all of which would have an adverse effect on our business.

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

Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper decision”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA and CMS. Further, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations and other impacts to the agency rulemaking process. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, the U.S. Inflation Reduction Act of 2022, which is designed to, among other things, have a direct impact on drug prices and reduce drug spending by the federal government, requires drug manufacturers to pay rebates to Medicare if they increase prices faster than inflation for certain drugs used by Medicare beneficiaries. The expansion of inflation-based rebates may complicate our pricing strategies. See Item 1, Business, “Government Regulation – U.S. Regulation & Reimbursement” in the Annual Report for more information on the MDRP. To the extent applicable, these and other similar legislation or regulations will reduce the prices we can charge, and impact the rebate amount we must pay, on sales of our products subject to that act, particularly on sales to our customers if they qualify as covered entities eligible to receive the discounted 340B ceiling price. Compliance with these laws and programs may reduce our net sales, and could require significant resources, which would reduce our profitability. Further, we cannot predict how our participation in, or how future CMS guidance or rules governing, MDRP will affect our profitability (including the potential for increases in our overall Medicaid rebate liability and the obligation to charge reduced prices to covered entities). Any changes to the limitations, calculations, or scope of these programs could negatively impact the results of our operations. Additionally, pricing and rebate calculations are complex and often subject to interpretation by the manufacturer, governmental agencies and courts. A manufacturer that becomes aware that its Medicaid reporting for a prior was incorrect or has changed as a result of a recalculation of pricing data is obligated to resubmit corrected data up to three years after the data was originally due. Restatements and recalculations may result in an overage or shortfall in our rebate liability for prior periods, and may affect our 340B ceiling price and therefore liability under the 340B program.

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

Our ability to successfully commercialize and achieve market acceptance of our products and compete against other therapies designed to address the same disease states depends in significant part on adequate financial coverage and reimbursement from third party payors, including governmental payors (such as the Medicare and Medicaid programs in the U.S.), managed care organizations and private health insurers. See Item 1, Business, “Government Regulation – U.S. Regulation & Reimbursement” and “International Regulation & Reimbursement” contained in the Annual Report for additional information. Payors continually review the clinical evidence for new therapies and can change their coverage policies without notice or deny payment if the product was not used in accordance with the payor’s coverage policy. Therefore, coverage for our products can differ significantly from payor to payor. As a result, the coverage determination process is often time-consuming and costly and requires us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage will be obtained or will be maintained once it is obtained.

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

The demand for, and the profitability of, our products could be materially harmed if the Medicaid program, Medicare program, other healthcare programs in the U.S. or elsewhere, or third party commercial payors in the U.S. or elsewhere, deny reimbursement for our products, limit the indications for which our products will be reimbursed, are unclear on appropriate reimbursement codes or provide reimbursement only on unfavorable terms. For example, in June 2023 five MACs, which set physician fee payment rates for products covered by temporary CPT Category III codes, published proposed local coverage determinations (LCDs) that deemed certain ophthalmic procedures, including the procedures using our iAccess and iPRIME products, investigational and therefore not covered by Medicare and not reimbursed, which LCD was ultimately adopted and then reversed by these MACs. This non-coverage determination was not included in the proposed LCDs subsequently finalized by the five MACs in November 2024. Additionally, the physician fee payment rates for the procedures using our iDose TR product will be determined by the MACs, the majority of which have not yet published this rate. Also, when procedures associated with our products transition from temporary CPT Category III codes to permanent CPT Category I codes, the physician and facility reimbursement levels associated with the procedures using these products could be decreased, such as the decreased payment rates for procedures using our iStent-related products, in conjunction with cataract surgery, established by CMS for 2022 and 2023, as discussed above. Even when a permanent billing code has been assigned to a product, there is no guarantee that coverage will be provided. If we are unable to maintain our existing codes or obtain new permanent codes for procedures using our products, use existing codes for new products or obtain new reimbursement codes for our products in development, we may be subject to significant pricing pressure, that could harm our results of operations, financial condition and prospects. In the foreign markets in which we operate, different pricing and reimbursement systems, could result in lower reimbursement, harming our ability to operate our business.

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

Item 5. Other Information

Insider Trading Arrangements

On March 12, 2025, Gilbert H. Kliman, M.D., a member of the Company’s Board of Directors, adopted a new 10b5-1 trading plan (the “Trading Plan”). The Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Trading Plan provides for the potential sale of 10,000 shares of the Company’s common stock commencing June 16, 2025. The Trading Plan terminates on the earlier of November 7, 2025 or the date all shares are sold.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	8-K	1-37463	3.1	06/30/2015
3.2	Amended and Restated Bylaws of the Registrant	8-K	1-37463	3.1	12/21/2022
10.1*+	Directors’ Compensation Policy adopted March 13, 2025
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+ Indicates a management contract or compensatory plan or arrangement

* Filed Herewith.

** Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on May 1, 2025.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chairman and Chief Executive Officer (Principal Executive Officer; Duly Authorized Officer)

By:	/s/ ALEX R. THURMAN
Alex R. Thurman
Senior Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)