Form 10-Q
period 2025-06-30
GLAUKOS Corp
filed 2025-08-04
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 31, 2025, there were 57,349,987 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2025

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

Risks Related to Our Business

●	Failure to achieve commercial success of iDose TR could materially impact our business.
●	Downturns or volatility in general economic conditions and public health crises could harm our business.
●	Supply and/or manufacturing disruptions impacting our principal revenue-producing products could reduce our gross margins and negatively impact our operating results.
●	We may not reach sustained profitability.
●	We may fail to generate sufficient sales of our commercialized products or to develop and commercialize additional products.
●	We are subject to a variety of risks associated with our international operations.
●	We may not meet our customers’ expectations for the quality or delivery of our products, which could harm our reputation and sales.
●	If ophthalmic surgeons do not use or if they misuse our products, our business could be harmed.
●	We may fail to manage our anticipated growth effectively and may not be able to meet customer demand.
●	We may be unable to retain or recruit qualified personnel for growth.
●	We have and may continue to enter into acquisitions, collaborations, in-licensing agreements, joint ventures, alliances or partnerships with third parties that could fail or result in litigation.
●	Cybersecurity incidents, service interruptions, or data corruption could materially disrupt our operations and adversely affect our business.
●	Failure to comply with data privacy and security laws could have a material adverse effect on our business.
●	Our net operating loss tax carryforwards may not be available, or may be subject to certain limitations, to offset future taxable income.

Risks Related to Our Indebtedness

●	If we incur future indebtedness, our debt service obligations could limit our cash flow, and may adversely affect our financial condition and operating results.
●	The capped call transactions may affect the value of our common stock, par value $0.001 per share (Common Stock) and subject us to counterparty risk.

Risks Related to Our Regulatory Environment

●	Healthcare legislative reform measures and changes in U.S. and international trade policies may have a material adverse effect on our business and results of operations.
●	Compliance with applicable regulations can be costly and failure to comply with such regulations could harm our business, financial condition and operating results.
●	Legislative or regulatory reform of the healthcare system could hinder or prevent our products’ commercial success.
●	Inadequate or inconsistent reimbursement for our products may adversely impact our business.

Risks Related to Our Intellectual Property

●	Failure to protect our intellectual property could substantially impair our ability to compete.
●	Intellectual property claims or litigation could be costly, time-consuming and unsuccessful and could interfere with our ability to successfully commercialize our products.

Risks Related to Our Common Stock

●	Provisions in our Certificate of Incorporation and Bylaws limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts.
●	Our Certificate of Incorporation designates the sole and exclusive forum for certain types of actions and proceedings, which could limit our stockholders’ ability to obtain a favorable judicial forum.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$100,813	$169,626
Short-term investments	173,973	149,289
Accounts receivable, net	82,985	60,744
Inventory	64,621	57,678
Prepaid expenses and other current assets	13,673	12,455
Total current assets	436,065	449,792
Restricted cash	3,834	4,733
Property and equipment, net	111,816	97,867
Operating lease right-of-use asset	31,985	30,254
Finance lease right-of-use asset	40,610	41,816
Intangible assets, net	270,491	263,445
Goodwill	66,710	66,134
Deposits and other assets	25,447	20,715
Total assets	$986,958	$974,756

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,684	$13,026
Accrued liabilities	65,452	62,099
Total current liabilities	79,136	75,125
Operating lease liability	36,200	33,936
Finance lease liability	68,823	69,463
Deferred tax liability, net	6,910	6,928
Other liabilities	30,777	22,373
Total liabilities	221,846	207,825

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 57,277 and 56,472 shares issued and 57,249 and 56,444 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	57	56
Additional paid-in capital	1,545,557	1,509,831
Accumulated other comprehensive income	2,872	2,615
Accumulated deficit	(783,242)	(745,439)
Less treasury stock (28 shares as of June 30, 2025 and December 31, 2024)	(132)	(132)
Total stockholders' equity	765,112	766,931
Total liabilities and stockholders' equity	$986,958	$974,756

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$124,120	$95,690	$230,784	$181,312
Cost of sales	26,896	22,550	51,212	42,808
Gross profit	97,224	73,140	179,572	138,504
Operating expenses:
Selling, general and administrative	83,375	66,188	154,048	128,163
Research and development	36,538	34,426	68,891	65,152
Acquired in-process research and development	-	2,500	-	14,229
Total operating expenses	119,913	103,114	222,939	207,544
Loss from operations	(22,689)	(29,974)	(43,367)	(69,040)
Non-operating income (expense):
Interest income	2,574	2,828	5,650	5,911
Interest expense	(1,151)	(3,355)	(2,314)	(6,805)
Charges associated with convertible senior notes	-	(18,012)	-	(18,012)
Other income (expense), net	1,857	(1,701)	2,802	(2,729)
Total non-operating income (expense)	3,280	(20,240)	6,138	(21,635)
Loss before taxes	(19,409)	(50,214)	(37,229)	(90,675)
Income tax provision	248	331	574	708
Net loss	$(19,657)	$(50,545)	$(37,803)	$(91,383)
Basic and diluted net loss per share	$(0.34)	$(1.00)	$(0.66)	$(1.82)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	57,205	50,715	56,922	50,169

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss	$(19,657)	$(50,545)	$(37,803)	$(91,383)
Other comprehensive income (loss):
Foreign currency translation income	274	633	127	988
Unrealized (loss) income on short-term investments	(7)	121	130	38
Other comprehensive income	267	754	257	1,026
Total comprehensive loss	$(19,390)	$(49,791)	$(37,546)	$(90,357)

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	equity
Balance at December 31, 2024	56,472	$56	$1,509,831	$2,615	$(745,439)	(28)	$(132)	$766,931
Common stock issued under stock plans, net	297	1	2,197	-	-	-	-	2,198
Stock-based compensation	-	-	12,986	-	-	-	-	12,986
Other comprehensive loss	-	-	-	(10)	-	-	-	(10)
Net loss	-	-	-	-	(18,146)	-	-	(18,146)
Balance at March 31, 2025	56,769	$57	$1,525,014	$2,605	$(763,585)	(28)	$(132)	$763,959
Common stock issued under stock plans, net	508	-	2,524	-	-	-	-	2,524
Stock-based compensation	-	-	18,019	-	-	-	-	18,019
Other comprehensive income	-	-	-	267	-	-	-	267
Net loss	-	-	-	-	(19,657)	-	-	(19,657)
Balance at June 30, 2025	57,277	$57	$1,545,557	$2,872	$(783,242)	(28)	$(132)	$765,112

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income	deficit	Shares	Amount	equity
Balance at December 31, 2023	49,148	$49	$1,059,751	$1,165	$(599,067)	(28)	$(132)	$461,766
Common stock issued under stock plans, net	672	1	13,364	-	-	-	-	13,365
Asset acquisition through issuance of common stock	55	-	5,000	-	-	-	-	5,000
Stock-based compensation	-	-	11,165	-	-	-	-	11,165
Other comprehensive income	-	-	-	272	-	-	-	272
Net loss	-	-	-	-	(40,838)	-	-	(40,838)
Balance at March 31, 2024	49,875	$50	$1,089,280	$1,437	$(639,905)	(28)	$(132)	$450,730
Common stock issued under stock plans, net	724	1	8,818	-	-	-	-	8,819
Issuance of common stock in exchange for convertible senior notes	4,253	4	244,084	-	-	-	-	244,088
Stock-based compensation	-	-	11,313	-	-	-	-	11,313
Other comprehensive income	-	-	-	754	-	-	-	754
Net loss	-	-	-	-	(50,545)	-	-	(50,545)
Balance at June 30, 2024	54,852	$55	$1,353,495	$2,191	$(690,450)	(28)	$(132)	$665,159

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net loss	$(37,803)	$(91,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,376	5,438
Amortization of intangible assets	11,420	12,473
Amortization of right-of-use lease assets	2,133	2,132
Amortization of debt issuance costs	-	595
Deferred income tax benefit	(18)	(2)
Loss on disposal of fixed assets	11	64
Stock-based compensation	31,005	22,478
Unrealized foreign currency losses	3,883	2,911
Amortization of premium on short-term investments	(2,199)	(2,225)
Other liabilities	815	3,496
Acquired in-process R&D acquired through the issuance of common stock	-	5,000
Inducement expense related to exchange of convertible senior notes	-	17,412
Allowance for doubtful accounts	4,067	(34)
Changes in operating assets and liabilities:
Accounts receivable	(23,984)	(11,980)
Inventory	(4,399)	(15,105)
Prepaid expenses and other current assets	(919)	3,653
Accounts payable and accrued liabilities	(113)	(4,971)
Deposits and other assets	(817)	(2,191)
Net cash used in operating activities	(11,542)	(52,239)
Investing activities
Cash paid for acquisitions, net of cash acquired	(12,437)	-
Purchase of real estate property	(16,607)	-
Purchases of short-term investments	(116,765)	(91,089)
Proceeds from sales and maturities of short-term investments	94,411	101,730
Purchases of property and equipment	(3,117)	(3,117)
Proceeds from disposal of property and equipment	-	38
Investment in company-owned life insurance	(2,465)	(2,081)
Other investing activities	(750)	-
Net cash (used in) provided by investing activities	(57,730)	5,481
Financing activities
Proceeds from exercise of stock options	9,054	24,000
Proceeds from share purchases under Employee Stock Purchase Plan	2,961	2,687
Payment of employee taxes related to vested restricted stock units	(7,294)	(4,505)
Principal paid on finance lease	(526)	(423)
Net cash provided by financing activities	4,195	21,759
Effect of exchange rate changes on cash and cash equivalents	(4,635)	(1,516)
Net decrease in cash, cash equivalents and restricted cash	(69,712)	(26,515)
Cash, cash equivalents and restricted cash at beginning of period	174,359	99,323
Cash, cash equivalents and restricted cash at end of period	$104,647	$72,808
Supplemental disclosures of cash flow information
Taxes paid, net of refunds	$511	$801
Interest paid on convertible senior notes	$-	$3,953
Other interest paid	$2,115	$2,316
Supplemental schedule of noncash investing and financing activities
Contingent consideration acquired	$7,700	$-
Convertible senior notes exchanged for common stock, net of debt issuance costs	$-	$226,676
Purchases of property and equipment included in accounts payable and accrued liabilities	$590	$512

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.  Organization and Basis of Presentation

Organization and business

Glaukos Corporation (Glaukos or the Company), incorporated in Delaware on July 14, 1998, is an ophthalmic pharmaceutical and medical technology company focused on developing novel dropless platform therapies and commercializing associated products for the treatment of glaucoma, corneal disorders, and retinal diseases. The Company first developed Micro-Invasive Glaucoma Surgery (MIGS) as an alternative to the traditional glaucoma treatment paradigm, launching its first MIGS device commercially in 2012. The Company also offers commercially a proprietary bio-activated pharmaceutical therapy for the treatment of a rare corneal disorder, keratoconus, that was approved by the United States (U.S.) Food and Drug Administration (FDA) in 2016. In 2024, the Company commenced controlled commercial launch activities for iDose TR. The Company is developing a portfolio of platforms to support ongoing pharmaceutical and medical device innovations. Products or product candidates for each of these platforms are designed to advance the standard of care through better treatment options across the areas of glaucoma; corneal disorders such as keratoconus, dry eye and refractive vision correction; and retinal diseases such as neovascular age-related macular degeneration, diabetic macular edema and retinal vein occlusion.

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

As permitted by Form 10-Q and Article 10 of Regulation S-X, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments necessary for the fair presentation of the Company’s financial information contained herein. All such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements. These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2024, which are contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on February 24, 2025. The Company’s results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period.

Recent Developments

On May 16, 2025, pursuant to a definitive agreement and plan of merger (Mobius Agreement), the Company acquired all of the outstanding equity interests in Mobius Therapeutics, LLC (Mobius) for $12.4 million, net of cash acquired. Pursuant to the Mobius Agreement, the Company also agreed to pay the former Mobius equityholders contingent consideration in the form of single-digit royalty payments based on net sales of Mobius products for a period of four years, and additional, potential performance-based payments of up to $80.0 million in aggregate upon the achievement of certain net sales milestones with respect to such Mobius products. See Note 6. Business Combinations for additional details.

On April 4, 2025, the Company purchased certain real property consisting of an approximately 40,000 square foot, two-story building, located in Aliso Viejo, California (Aliso Building) and which is adjacent to the Company’s Aliso Viejo, California headquarters (Aliso Facility). The Company paid a purchase price of $16.6 million for the Aliso

Building, which is currently occupied by several tenants whose leases, which were assumed by the Company, expire at various times over the next four years. See Note 5. Real Estate Acquisitions and Leases for additional details.

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

The Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2025 reflect the Company’s estimates of the impact of the macroeconomic environment, including the impact of inflation, supply shortages or delays, changes in supply and demand, foreign exchange rate fluctuations and other conditions which have led to disruptions in commerce and pricing stability. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of June 30, 2025.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that equate to the amount reported in the condensed consolidated statements of cash flows as of the beginning and end of six months ended June 30, 2025 (in thousands):

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$100,813	$169,626
Restricted cash	3,834	4,733
Cash, cash equivalents and restricted cash	$104,647	$174,359

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

Note 3. Balance Sheet Details

Short-term Investments

Short-term investments consisted of the following (in thousands):

	At June 30, 2025
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. treasury securities	less than 3	$142,094	$244	$(35)	$142,303
Bank certificates of deposit	less than 1	8,605	3	-	8,608
Commercial paper	less than 1	1,989	1	-	1,990
Corporate notes	less than 3	13,040	130	-	13,170
Asset-backed securities	less than 1	4,887	1	(1)	4,887
Municipal bonds	less than 1	3,010	5	-	3,015
Total		$173,625	$384	$(36)	$173,973

	At December 31, 2024
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. treasury securities	less than 3	$115,766	$215	$(90)	$115,891
Bank certificates of deposit	less than 1	5,620	3	-	5,623
Corporate notes	less than 3	16,852	88	(2)	16,938
Asset-backed securities	less than 2	7,824	15	(20)	7,819
Municipal bonds	less than 1	3,010	8	-	3,018
Total		$149,072	$329	$(112)	$149,289

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

The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest expense in the condensed consolidated statements of operations through an allowance for credit losses. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss. Unrealized losses on available-for-sale debt securities as of June 30, 2025 and December 31, 2024 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Further, the Company does not intend to sell these investments prior to maturity and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not record an allowance for credit losses with these investments as of June 30, 2025 and December 31, 2024.

Accounts Receivable, Net

Accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accounts receivable	$88,126	$61,817
Allowance for credit losses	(5,141)	(1,073)
	$82,985	$60,744

Accounts receivable, net increased as of June 30, 2025 compared to December 31, 2024 given sales of iDose TR during 2025 represents a larger proportion of total net sales as compared to prior periods. Additionally, iDose TR has extended payment terms and higher net sales per unit than the Company’s other products. The Company’s allowance for credit losses represents management’s estimate of current expected credit losses related to customer receivables. There were immaterial bad-debt write offs charged during the six months ended June 30, 2025.

Additionally, no singular customer accounted for more than 10% of net accounts receivable as of June 30, 2025 or December 31, 2024.

Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Finished goods	$23,909	$23,667
Work in process	17,909	14,663
Raw material	22,803	19,348
	$64,621	$57,678

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued bonuses	$13,365	$22,025
Accrued payroll taxes	4,930	1,436
Accrued Employee Stock Purchase Plan liability	5,342	2,842
Accrued sales rebates	12,233	7,956
Accrued vacation benefits	6,240	5,530
Other accrued liabilities	23,342	22,310
	$65,452	$62,099

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		At June 30, 2025
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds (i)	$40,225	$40,225	$-	$-
Available for sale securities:
U.S. treasury securities (ii)(v)	157,276	-	157,276	-
Commercial paper (ii)	1,990	-	1,990	-
Bank certificates of deposit (ii)	8,608	-	8,608	-
Corporate notes (ii)	13,170	-	13,170	-
Asset-backed securities (ii)	4,887	-	4,887	-
Municipal bonds (ii)	3,015	-	3,015	-
Investments held for deferred compensation plans (iii)	17,206	-	17,206	-
Total Assets	$246,377	$40,225	$206,152	$-
Liabilities
Deferred compensation plans (iv)	$17,319	$-	$17,319	$-
Contingent consideration (iv)	$9,285	$-	$-	$9,285
Total Liabilities	$26,604	$-	$17,319	$9,285

(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)	Included in deposits and other assets on the condensed consolidated balance sheets.
(iv)	Of the total $9.3 million, $8.7 million and $0.6 million is included in other liabilities and accrued liabilities, respectively on the condensed consolidated balance sheets.
(v)	One U.S. treasury security totaling $14,973 (in thousands) is included in cash and cash equivalents on the consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the consolidated balance sheets.

		At December 31, 2024
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets

Cash equivalents:
Money market funds (i)	$69,854	$69,854	$-	$-
Available for sale securities:
U.S. treasury securities (ii)	$115,891	$-	$115,891	$-
Bank certificates of deposit (ii)	5,623	-	5,623	-
Corporate notes (ii)	16,938	-	16,938	-
Asset-backed securities (ii)	7,819	-	7,819	-
Municipal bonds (ii)	3,018	-	3,018	-
Investments held for deferred compensation plans (iii)	14,741	-	14,741	-
Total Assets	$233,884	$69,854	$164,030	$-
Liabilities
Deferred compensation plans (iv)	$14,640	$-	$14,640	$-
Contingent consideration (iv)	$1,585	$-	$-	$1,585
Total Liabilities	$16,225	$-	$14,640	$1,585
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)	Included in deposits and other assets on the condensed consolidated balance sheets.
(iv)	Included in other liabilities on the condensed consolidated balance sheets.

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

Our acquisitions may include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on significant inputs not observable in the market, which include the present value of the contingent payments to be made using a Monte Carlo simulation model, computation of net sales volatility, discount rates derived using internal rate of return analysis, the probability and timing of achieving certain future milestones, and to a lesser extent, Glaukos’ credit rating. Contingent consideration represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes a market participant would make. The Company assesses these estimates on an ongoing basis as it obtains additional data impacting the assumptions. Should actual results increase or decrease as compared to the assumptions used in the analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Any changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within other income (expense), net in the condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024 the contingent consideration liability was $9.3 million and $1.6 million, respectively. As of June 30, 2025, the balance included the contingent consideration liability related to the Mobius Agreement. The long-term portion of contingent consideration totaling $8.7 million is included in other liabilities, and the short-term portion totaling $0.6 million is included in accrued liabilities within the condensed consolidated balance sheets.

There were no transfers between levels within the fair value hierarchy during the periods presented.

Note 5. Real Estate Acquisitions and Leases

Real Estate Acquisitions

On April 4, 2025, the Company completed the acquisition of the Aliso Building, consisting of land, buildings and assumed leases, for a total purchase price of approximately $16.6 million. Upon closing, the Company assumed sellers’ interest, as lessor, in four existing leases with a weighted-average remaining term of two years, exclusive of certain tenant renewal options.

The Company accounted for the purchase as an asset acquisition and allocated the purchase price to land, building, and identified intangible assets and liabilities, based in each case on their relative estimated fair values and without giving rise to goodwill. Intangible assets and liabilities represent the value of in-place leases and below-market leases. In making estimates of fair values, the Company used various sources, including data provided by independent third parties, as well as information obtained by the Company as a result of its due diligence, including expected future cash flows of the property and various characteristics of the markets where the property is located.

In allocating the fair value of the identified tangible and intangible assets and liabilities of the acquired property, land is valued based upon comparable market data or independent appraisals. Buildings are valued on an as-if vacant basis based on a cost approach utilizing estimates of cost and the economic age of the building or an income approach utilizing various market data. In-place lease intangibles are valued based on the Company’s estimates of costs related to tenant acquisition and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition.

The following table presents the details of the tangible assets acquired and intangible lease liabilities assumed:

Component of Value	Assets	Liabilities
Land	$10,127	-
Building	5,800	-
Site improvements	412	-
Tenant improvements	60	-
Tangible assets	$16,399	$-

Leasehold improvements (below market)	-	(459)
Leases in place	666	-
Intangible assets	$666	$(459)

Total fair value	17,065	(459)
Allocated purchase price	$16,606

Land, buildings, site improvements and tenant improvements are recorded and stated at cost, using the straight-line method over the estimated remaining useful life of the assets, which is 30.0 years for the building, 20.0 years for site improvements and an average of approximately 2.2 years for tenant improvements.

The lease income and related lease expense associated with the four aforementioned leases are recorded within other income (expense), net within the accompanying condensed consolidated statements of operations and is not material during the three months ended June 30, 2025 and will not be material for the full year ending December 31, 2025.

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

The Company’s Aliso Facility is one property containing three existing office buildings, comprising approximately 160,000 rentable square feet of space, which was accounted for as a finance lease. The term of the Aliso Facility commenced on April 1, 2019 for expense recognition and continues for thirteen years. The lease agreement contains an option to extend the lease for two additional five year periods at market rates.

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

The Company’s remaining foreign subsidiaries’ leased office and warehouse space totals less than 35,000 square feet.

The following table presents the maturity of the Company’s operating and finance lease liabilities within the condensed consolidated balance sheets:

Maturity of Lease Liabilities	Operating	Finance
(in thousands)	Leases (a)	Leases (b)
Remainder of 2025	$2,135	$2,690
2026	4,040	5,487
2027	4,315	5,651
2028	4,264	5,821
2029	4,268	5,995
2030	4,254	6,175
Thereafter	40,248	84,341
Total lease payments	$63,524	$116,160
Less: imputed interest	26,238	46,101
Total lease liabilities	$37,286	$70,059
(a)	Operating lease payments include $26.0 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Finance lease payments include $75.8 million related to options to extend lease terms that are reasonably certain of being exercised.

Note 6. Business Combinations

As a result of the Mobius Agreement previously discussed in Note 1, Organization and Basis of Presentation, effective May 16, 2025, Mobius became a wholly-owned subsidiary of the Company. The Mobius acquisition is intended to expand the Company's portfolio of pharmaceutical products related to the treatment of glaucoma, as the lead Mobius product is Mitosol, the only FDA-approved ophthalmic formulation of mitomycin-C, which is often utilized as an adjunct in late-stage glaucoma filtration procedures.

The combined fair value of the consideration transferred at closing was $24.5 million (the Merger Consideration), that consisted of the following (in thousands):

Cash proceeds to seller	$13,479
Repayment of sellers' closing debt	665
Reimbursement of sellers' transaction expenses	446
Escrow payments	2,196
Contingent consideration	7,700
Fair value of consideration transferred	$24,486

The contingent consideration represents the fair value of: (i) potential future net sales-based milestone payments up to $80.0 million based on predetermined measurement periods, and are conditional based on achieving contractually specified net sales thresholds for the Mobius products for the calendar years ending December 31, 2025 through December 31, 2030, and; (ii) future single digit percentage royalty payments based on net sales of the Mobius products to be made for calendar years ending December 31, 2025 through December 31, 2030. As of June 30, 2025, the contingent consideration liability of $7.1 million is included in other liabilities and $0.6 million included in accrued liabilities in the condensed consolidated balance sheets.

The Company performed a valuation analysis of the fair market value of Mobius’s assets and liabilities as of closing. The following table sets forth an allocation of the Merger Consideration to the identifiable tangible and intangible assets acquired and liabilities assumed, with the excess recorded to goodwill. The allocation of the Merger Consideration as of May 16, 2025 is as follows (in thousands):

Assets Acquired
Cash and cash equivalents	$4,349
Accounts receivable	1,223
Inventory	2,209
Prepaid expenses and other current assets	99
Intangible assets	17,800
Goodwill	575
Liabilities Assumed
Accounts payable	1,065
Accrued liabilities	704
Fair value of net assets acquired	$24,486

Goodwill represents the excess of the Merger Consideration over the preliminary fair value of the underlying assets acquired and liabilities assumed. Goodwill is attributable to the assembled workforce, intellectual property, and established processes at Mobius and expected synergies. The transaction is considered an asset acquisition for tax purposes. As such, goodwill will be deductible once the contingent consideration is paid, consistent with the tax treatment of asset acquisitions.

The fair value and estimated useful lives of the Mobius intangible assets acquired are as follows (in thousands, except where noted):

		Estimated
	Fair	Useful Life
	Value	(in years)
Intangible assets subject to amortization:
Developed intellectual property	$17,400	9.0
Customer relationships	400	9.0
Total	$17,800

Note 7. Intangible Assets and Goodwill

Intangible assets

As part of the Mobius Merger on May 16, 2025, the Company acquired identifiable intangible assets for (i) developed technology related to Mitosol, an ophthalmic formulation of mitomyacin-C, which is often used as an adjunct in late-stage glaucoma filtration procedures, which will be amortized to cost of sales over a weighted-average estimated useful life of approximately 9 years, and (ii) customer relationships, which will be amortized to selling, general and administrative expense over an estimated useful life of 9 years.

The fair value of developed technology and customer relationships assets were determined using an excess earnings methodology. Significant assumptions used in the valuations include: (i) the period in which material net cash inflows are expected to commence, which was estimated to be 2025 for both the developed technology and customer relationships, and (ii) the period in which the present value of cash inflows are expected to become immaterial, which was estimated to be 2054 for developed technology and 2044 for the customer relationships, and (iii) the discount rate of 41.0% for both the developed technology and customer relationships.

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

The Company evaluated its indefinite-lived intangible assets for impairment and concluded there were no indicators of impairment as of June 30, 2025.

Goodwill

The assessment of goodwill by reporting unit is performed annually, in the fourth quarter, or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. The Company considered the current and expected future economic and market conditions and its impact on the Company’s reporting unit. Based on interim assessments, the Company did not identify any “triggering” events which would indicate an impairment of goodwill as of June 30, 2025.

The following table presents the composition of the Company’s intangible assets and goodwill (in thousands):

	Weighted-	As of June 30, 2025			As of December 31, 2024
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period (in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed technology	11.4	$252,200	$(123,808)	$128,392	$252,200	$(112,762)	$139,438
Customer relationships	5.0	14,100	(14,100)	-	14,100	(14,100)	-
License	4.0	5,190	(216)	4,974	5,190	(83)	5,107
In place leases	3.8	666	-	666	-	-	-
Developed technology and customer relationships	9.0	17,800	(241)	17,559	-	-	-
Intangible assets subject to amortization		289,956	(138,365)	151,591	271,490	(126,945)	144,545

In-process research and development	Indefinite	$118,900	$-	$118,900	$118,900	$-	$118,900

Total		$408,856	$(138,365)	$270,491	$390,390	$(126,945)	$263,445

Goodwill	Indefinite	$66,710	$-	$66,710	$66,134	$-	$66,134

As of June 30, 2025, expected amortization expense for unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Remainder of 2025	$12,830
2026	25,976
2027	26,326
2028	24,205
2029	23,526
Thereafter	38,728
Total amortization	$151,591

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

The Company concluded that one performance obligation exists for the majority of its contracts with customers, which is to deliver products in accordance with the Company’s normal delivery times. Revenue is recognized when this performance obligation is satisfied, which is the point in time when the Company considers control of a product to have transferred to the customer. Revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for those products or services. The Company has determined the transaction price to be the invoice price, net of adjustments that reduce revenue, which included estimates of commercial and governmental rebates owed, variable consideration for product returns and warranty replacements and other discounts and incentives that reduce revenue. Our process for estimating reserves established for these variable consideration components does not differ materially from historical practices. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment.

Revenue is recognized at an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services, and substantially all of the Company’s net sales for the three and six months ended June 30, 2025 and June 30, 2024 are considered revenue from contracts with customers.

Disaggregation of Revenue

The Company’s revenues disaggregated by product category and geography for the three and six months ended June 30, 2025 and June 30, 2024 were as follows (in thousands):

	Three Months Ended
	June 30,
	United States		International		Total
	2025	2024	2025	2024	2025	2024

Glaucoma	$72,282	$49,751	$31,251	$26,131	$103,533	$75,882
Corneal Health	18,237	17,069	2,350	2,739	20,587	19,808
Total	$90,519	$66,820	$33,601	$28,870	$124,120	$95,690

	Six Months Ended
	June 30,
	United States		International		Total
	2025	2024	2025	2024	2025	2024

Glaucoma	$131,410	$91,732	$60,260	$51,369	$191,670	$143,101
Corneal Health	34,179	32,776	4,935	5,435	39,114	38,211
Total	$165,589	$124,508	$65,195	$56,804	$230,784	$181,312

Contract Balances

Contract Assets

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. Payment terms on invoiced amounts are typically between 30 – 60 days for glaucoma and corneal health products, though extended payment terms have been offered as part of the iDose TR commercial launch. However, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of June 30, 2025 and December 31, 2024, substantially all amounts included in accounts receivable, net on the condensed consolidated balance sheets are related to contracts with customers.

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

The Company’s total accrued volume-based rebates and MDRP allowances are included in accrued liabilities on the condensed consolidated balance sheets and estimated rebates accrued were $12.2 million and $8.0 million as of June 30, 2025 and December 31, 2024, respectively, as detailed below:

June 30,
2025
Sales rebate balance, December 31, 2024	$7,956
Current period provision	8,435
Payments and credits	(4,158)
Reserve balance, June 30, 2025	$12,233

During the three and six months ended June 30, 2025 and June 30, 2024, the Company did not recognize any revenue related to material changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

The Company’s net sales within a fiscal year may be impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year.

Note 9.  Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. For periods when the Company realizes a net loss, no common stock equivalents are included in the calculation of weighted average number of dilutive common stock equivalents as the effect of applying the treasury stock method is considered anti-dilutive. For periods when the Company realizes net income, diluted net income per share is calculated by dividing the net income by the weighted average number of common shares plus the sum of the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method. Common stock equivalents are comprised of stock options outstanding and unvested restricted stock units (RSUs) under the Company’s incentive compensation plans and shares issuable under the Company’s Employee Stock Purchase Plan (ESPP). Due to the Company’s net loss position, basic and diluted net loss per share for each of the three and six months ended June 30, 2025 and June 30, 2024 are the same.

The following potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares, in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Convertible senior notes	-	1,025	-	1,025
Stock options outstanding	1,958	2,264	2,043	2,241
Unvested restricted stock units	877	830	817	933
Employee stock purchase plan	3	28	12	24
	2,838	4,147	2,872	4,223

Note 10.  Convertible Senior Notes

In June 2024 the Company executed a Convertible Notes Exchange, whereby certain qualified institutional investors exchanged $230.0 million in aggregate principal of the Company’s 2.75% convertible notes due 2027 (Convertible Notes) held for an aggregate of 4,253,423 shares of the Company’s common stock, leaving $57.5 million aggregate principal of remaining Convertible Notes outstanding. Then, on October 4, 2024, the Company issued a notice of redemption (the Redemption Notice) for all remaining $57.5 million aggregate principal outstanding of its Convertible Notes to be redeemed on December 16, 2024 (the Redemption Date) for the principal amount together with accrued and unpaid interest.

Interest expense relating to the Convertible Notes in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 was $1.9 million and $4.0 million related to contractual interest expense, respectively and $0.3 million and $0.7 million related to amortization of debt issuance costs, respectively.

Capped Call Transactions

On December 2, 2024, the Company entered into unwind agreements with certain financial institutions (Option Counterparties) to unwind 50% of the capped call transactions (Capped Call Unwind Agreements) that the Company previously entered into with such Option Counterparties in connection with the issuance of the Convertible Notes. Under the terms of the Capped Call Unwind Agreements, there was a three-day unwinding period, referred to as the Volume-Weighted Average Price (VWAP) period, before the cash settlement was delivered. At the time of signing the Capped Call Unwind Agreements, the Company recognized a derivative asset at its fair value of $53.9 million, reflecting the initial cash settlement value based on the VWAP as of the signing date, with a corresponding entry recorded to additional paid-in capital in the condensed consolidated balance sheets.

On December 6, 2024, the Capped Call Unwind Agreements were settled and the Company received $53.2 million in cash, at which point the derivative asset was derecognized.

The remaining outstanding 50% of the capped call transactions will not be remeasured to fair value as long as the accounting criteria continue to be met.

Note 11.  Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation related to stock options and RSUs in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of sales	$1,245	$838	$2,217	$1,564
Selling, general and administrative	12,549	7,013	20,983	14,285
Research and development	4,225	3,462	7,805	6,629
Total	$18,019	$11,313	$31,005	$22,478

At June 30, 2025, the total unamortized stock-based compensation expense was approximately $104.2 million, of which $12.2 million and $92.0 million was attributable to stock options and RSUs, respectively. The Company currently issues its annual stock option and RSU grants to eligible employees during the second quarter of each year.

Of the $12.2 million related to stock options, $12.1 million is attributable to time-based stock options and will be recognized over the time-based stock options’ remaining vesting terms of approximately 4.0 years (2.5 years on a weighted average basis). The remaining $0.1 million is attributable to performance-based options and will be recognized over the performance-based stock options’ remaining vesting terms of less than one year (0.6 years on a weighted average basis).

Of the $92.0 million related to RSUs, $90.2 million is attributable to time-based RSUs and will be recognized over the RSUs’ vesting terms of approximately 4.0 years (2.9 years on a weighted-average basis). The remaining $1.8 million is attributable to performance-based RSUs and will be recognized over the performance-based RSUs’ remaining vesting terms of less than two years (0.9 years on a weighted average basis).

The total stock-based compensation cost capitalized in inventory was not material for the three and six months ended June 30, 2025 and June 30, 2024.

Note 12.  Income Taxes

The provision for income taxes is determined using an effective tax rate. For the three and six months ended June 30, 2025, the Company’s estimated effective tax rate of (1.28)% and (1.54)%, respectively, differs from the U.S. federal statutory rate primarily due to utilization of net operating loss (NOL) carryforwards, partially offset by current state and foreign income taxes. The effective tax rate may be subject to fluctuations during the year as new information is obtained that may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of NOL carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, expansion of the Company’s taxable presence in domestic and foreign markets, and the amount of valuation allowances against deferred tax assets. For the three and six months ended June 30, 2025, the Company recorded a provision for income taxes of $0.2 million and $0.6 million, respectively. For the three and six months ended June 30, 2024, the Company recorded a provision for income taxes of $0.3 million and $0.7 million, respectively. For each of the three and six months ended June 30, 2025 and June 30, 2024, the provision for income taxes was primarily comprised of state and foreign income tax expense, net of release of uncertain tax positions for which the statute of limitations has expired.

Additionally, the Company follows an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. As of June 30, 2025 and December 31, 2024, the Company had gross unrecognized tax benefits of $36.2 million and $34.6 million, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA includes significant changes to federal tax law, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective in 2025. In accordance with Accounting Standards Codification (ASC) 740, Income Taxes, the Company is required to recognize the effect of the tax law changes in the period of enactment and is currently assessing the impact on its condensed consolidated financial statements.

Note 13.  Commitments and Contingencies

Secured Letter of Credit

The Company has a letter of credit that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account of approximately $3.8 million as of June 30, 2025 and $4.7 million as of December 31, 2024, respectively. Beginning May 2022 and on each twelve-month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

Executive Deferred Compensation Plan

Pursuant to the Company’s Deferred Compensation Plan, eligible senior level employees are permitted to make elective deferrals of compensation to which he or she will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of COLIs. The fair value of the Deferred Compensation Plan liability, included in other liabilities on the condensed consolidated balance sheets, was approximately $17.3 million and $14.6 million as of June 30, 2025 and December 31, 2024, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the condensed consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $17.2 million and $14.7 million as of June 30, 2025 and December 31, 2024, respectively.

Note 14.  Business Segment Information

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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net sales	$124,120	$95,690	$230,784	$181,312
Less:
Cost of sales	26,896	22,550	51,212	42,808
Sales, marketing & distribution	40,025	35,210	74,468	71,431
Research & development	25,802	19,805	48,724	38,238
Clinical	10,736	14,621	20,167	26,914
General & administrative	43,350	30,978	79,580	56,732
In-process research and development	-	2,500	-	14,229
Significant segment expenses	146,809	125,664	274,151	250,352
Interest income	(2,574)	(2,828)	(5,650)	(5,911)
Interest expense	1,151	3,355	2,314	6,805
Charges associated with convertible senior notes	-	18,012	-	18,012
Other (income) expense, net	(1,857)	1,701	(2,802)	2,729
Income tax provision	248	331	574	708
Net loss	$(19,657)	$(50,545)	$(37,803)	$(91,383)

	Property and equipment, net		Depreciation and amortization		Capital expenditures
	June 30,	December 31,	Six Months June 30,		Six Months June 30,
	2025	2024	2025	2024	2025	2024

United States	$111,634	$97,726	$16,771	$17,895	$3,067	$3,105
International	182	141	25	16	50	12
Total	$111,816	$97,867	$16,796	$17,911	$3,117	$3,117

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

Overview

We are an ophthalmic pharmaceutical and medical technology company focused on developing novel, dropless platform therapies and commercializing associated products for the treatment of glaucoma, corneal disorders, and retinal disease. We first developed Micro-Invasive Glaucoma Surgery (MIGS) as an alternative to the traditional glaucoma treatment paradigm, launching our first MIGS device commercially in 2012. In 2024, we commenced controlled commercial launch activities for iDose TR, an intracameral procedural pharmaceutical implant designed to continuously deliver therapeutic levels of a proprietary formulation of travoprost inside the eye for extended periods of time. We also offer commercially a proprietary bio-activated pharmaceutical therapy for the treatment of a rare corneal disorder, keratoconus, that was approved by the United States (U.S.) Food and Drug Administration (FDA) in 2016. Beyond our approved products, we continue to develop and advance a robust pipeline of novel, dropless platform technologies designed to advance the standard of care and improve outcomes for patients suffering from chronic eye diseases.

Financial Overview

The most important financial indicators that we use to assess our business are net sales, gross margin, operating expenses, and cash on hand.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Net sales	$124,120	$95,690	$230,784	$181,312
Gross margin	78%	76%	78%	76%
Operating expenses	$119,913	$103,114	$222,939	$207,544

	June 30,	December 31,
	2025	2024
Cash, cash equivalents, short-term investments and restricted cash	$278,620	$323,648

Please see Results of Operations and Liquidity and Capital Resources below for a detailed discussion of each of the above items including analysis of the fluctuations from year to year.

We incurred net losses for the three and six months ended June 30, 2025 of $19.7 million and $37.8 million, respectively, and incurred net losses of $50.5 million and $91.4 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $783.2 million.

Recent Developments

On May 16, 2025, pursuant to a definitive agreement and plan of merger (Mobius Agreement), the Company acquired all of the outstanding equity interests in Mobius Therapeutics, LLC (Mobius) for $12.4 million, net of cash acquired (Mobius Merger). Pursuant to the Mobius Agreement, we also agreed to pay the former Mobius equityholders contingent consideration in the form of single-digit royalty payments based on net sales of Mobius products for a period of four years, and additional performance-based payments of up to $80.0 million in aggregate upon the achievement of certain net sales milestones with respect to such Mobius products. Mobius’ lead product, Mitosol, is the only FDA-approved ophthalmic formulation of mitomycin-C, which is often utilized as an adjunct in late-stage glaucoma filtration procedures.

On April 4, 2025, we purchased certain real property consisting of an approximately 40,000 square foot, two-story building, located in Aliso Viejo, California (Aliso Building) and adjacent to our existing Aliso Viejo, California corporate headquarters (Aliso Facility). We paid a purchase price of $16.6 million for the Aliso Building, which is currently occupied by several tenants whose leases, which were assumed by the Company, run through 2029. The Aliso Building provides us with future expansion opportunities and potentially reduces future capital expenditures associated with construction of an additional building as part of the Aliso Facility.

Market and Business Update

Impact of the Current Global Economic Environment

During the last twelve months, global and regional economies have experienced, in connection with ongoing macroeconomic conditions, inflation, supply shortages or delays, changes in supply and demand, foreign exchange rate fluctuations, new or increased tariffs, and other conditions that have led to disruptions in commerce and pricing stability. Additionally, some of our vendors are continuing to experience supply challenges, both in the acquisition of raw materials as well as due to labor shortages and other disruptions. These challenges have occasionally led to longer lead times and delays of certain components needed for the manufacture of our products, in some cases requiring us to find alternative sources for materials. As a result of these supply chain challenges and ongoing inflationary pressures, we have experienced higher costs for certain components and raw materials. While these supply challenges have generally stabilized over the course of 2024, if these supply issues persist or worsen in the future, they could impact our gross margins, our ability to ship some of our products to our customers, or bring some of our pipeline products to market, in a timely manner. We expect some supply challenges and higher costs of certain components and raw materials to continue throughout 2025. The U.S. government recently announced tariffs on product imports from certain countries, including higher tariffs levels on those imported from Canada, Mexico and China. These actions have resulted, and are expected to further result, in retaliatory measures on U.S. goods by those countries and others. While we believe our exposure to these tariffs and the potential escalation of trade disputes is limited as we primarily source our raw materials and product components from the U.S., these tariffs, or the introduction of new or higher tariffs in other countries, could pose a risk to our business, or the businesses of our customers, that could affect our net sales and cost of sourcing materials. We will continue to evaluate the impacts of tariffs on our business and results of operations.

The effects of foreign currency fluctuations are most notably experienced in our international glaucoma business. Our annual growth rate of net sales of our international glaucoma franchise for the three and six months ended June 30, 2025 were positively affected by approximately 410 and 25 basis points, respectively, primarily related to the Euro and Japanese yen. For the three and six months ended June 30, 2024, net sales of our international glaucoma business were negatively impacted by approximately 390 and 290 basis points, respectively, primarily related to the Japanese Yen.

EU MDR Certification

In June 2025, we received European Union (EU) Medical Device Regulation (MDR) certification for our iStent family of products, including the iStent infinite and the iStent inject W. We also received certification for our iStent products under the United Kingdom’s Medical Device Regulation. We expect to commence commercial launch activities in our key EU markets in the second half of 2025.

Developments Impacting Reimbursement Rates and Coverage

In the U.S., healthcare providers use separate billing codes to report the provision of medical procedures and use of supplies to third-party payors, such as government programs or private insurance, and seek reimbursement for all or a portion of those costs. Physician fee payment rates for procedures covered by temporary Current Procedural Terminology (CPT) codes, such as a standalone trabecular micro-bypass procedure utilizing the iStent infinite, along with the procedural component of iDose TR, are set by the multi-state, regional contractors, or Medicare Administrative Contractors (MACs), of which there are currently seven, that are responsible for administering Medicare claims. MACs have in the past, and may in the future, change coverage terms, and there can be no assurance that coverage and adequate reimbursement will be obtained from, or maintained by, the MACs.

In October and November 2023, five of the seven MACs released final local coverage determinations (LCDs) confirming reimbursement coverage of the standalone procedure utilizing the iStent infinite, which received FDA clearance in August 2022. These LCDs also indicated that surgical MIGS procedures should not be performed in combination with certain other MIGS procedures. In December 2023, prior to their respective effective dates, those five MACs rescinded the final LCDs and determined there would be no change in the current status of coverage for MIGS. In April 2024, the same five MACs released new draft LCDs that would confirm reimbursement coverage of the standalone procedure utilizing the iStent infinite, and that would confirm non-coverage for surgical MIGS procedures in combination with other surgical MIGS procedures (but did not prohibit coverage for use of a procedural pharmaceutical such as our iDose TR, in combination with surgical MIGS procedures). These draft LCDs were finalized and took effect in November 2024. The other two MACs have taken preliminary steps to assess coverage of iStent infinite through temporary local coverage article (LCA) updates in which coverage of the iStent infinite is currently determined on a case-by-case basis.

The unique, permanent Healthcare Common Procedure Coding System J-code for iDose TR, indicated for the reduction of intraocular pressure in patients with open-angle glaucoma or ocular hypertension, J7355, became effective July 1, 2024. J-codes are used by U.S. government and commercial payers, to streamline the billing and reimbursement process for procedural pharmaceuticals administered by a healthcare professional, such as iDose TR. In addition to the J-code, on March 21, 2024, CMS assigned the temporary CPT codes that are designed to be used to cover the procedural component of iDose TR, 0660T and 0661T, to ambulatory payment classification 5492 (Level 2 Intraocular Procedures), retroactively effective as of January 1, 2024. As of June 30, 2025, the professional fees associated with an iDose TR procedure have been published by three of the seven MACs.

On July 14, 2025 and July 15, 2025, the U.S. Centers for Medicare & Medicaid Services’ (CMS’) published its proposed rules on 2026 Medicare physician fee and facility fee payment rates (2026 Proposed Rules), respectively. The 2026 Proposed Rules reflected a modest increase with respect to facility fee payment rates in both the ASC and hospital outpatient setting over the 2025 Medicare facility fee payment rates with respect to procedures using our glaucoma products. The 2026 Proposed Rule also reflected reductions with respect to physician fee payment rates over the 2025 Medicare physician payment rates with respect to several Category I CPT codes across ophthalmology, including for cataract and surgical MIGS procedures specifically. The physician fee rules contained in the 2026 Proposed Rules do not affect the physician fees paid under temporary CPT codes for iDose TR and iStent infinite, because as explained above, those rates are determined on a MAC-by-MAC basis.

We estimate that approximately 80% of procedures utilizing our iStent family of products in the U.S. have been performed in the ASC setting and the remaining estimated 20% of procedures have been performed in the hospital.

Business Outlook

As discussed above, establishment of reimbursement for the iDose TR and its associated procedure has been an ongoing effort since its commercial launch in the first quarter of 2024. As reimbursement for the iDose TR procedure continues to become a more timely and consistent process across all MACs, we anticipate utilization of iDose TR by our customers will increase accordingly.

CMS physician fee payment rate decreases, along with the finalization in late 2024 of recent LCDs issued by five of the seven MACs, have disrupted traditional customer ordering patterns and may have resulted in certain of our customers’ utilization of competitive products, which has reduced U.S. Glaucoma sales volumes of our iStent family of products used in conjunction with cataract surgery in each of the three and six months ended June 30, 2025 and June

30, 2024. Additionally, the royalty income we received pursuant to a settlement agreement entered into during 2021 with Ivantis, Inc. (acquired by Alcon in 2022) relating to sales of the Hydrus® Microstent contractually expired on April 26, 2025.

Our corneal health net sales have experienced sporadic headwinds in recent years due to U.S. commercial payer volatility, as well as the impact of revenue adjustments related to the Company’s entry into the Medicaid Drug Rebate Program (MDRP) in the first quarter of 2024.

The FDA has established a Prescription Drug User Fee Act date, more commonly known as an FDA approval decision date (PDUFA date), of October 20, 2025 for our next iLink product, Epioxa. The potential approval of Epioxa would provide keratoconus patients and the ophthalmic community with the first FDA-approved, surgery free, topical drug therapy catalyzed by oxygen and light that does not require the removal of the corneal epithelium, the outermost layer of the front of the eye. Because Epioxa is designed to preserve the corneal epithelium, streamline the procedure, improve patient comfort and shorten recovery time, we anticipate some potential disruption within our U.S. Corneal Health franchise as the market transitions from Photrexa to Epioxa following its potential approval.

Additionally, we have received a PDUFA date in January 2026 relating to our supplemental new drug application (NDA) filed with the FDA for the re-administration of iDose TR to patients who have previously received an iDose TR implant. There can be no assurance that we will receive approval of this supplemental NDA.

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

For additional information, see the section titled Risks Related to Our Business within Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Components of Results of Operations

Net Sales

Our net sales are generated primarily from sales of our iStent family of products, iDose TR, Photrexa and other associated drug formulations, and our proprietary bioactivation systems. Customers are primarily comprised of ambulatory surgery centers, hospitals, and physician private practices, with independent distributors being used in certain international locations where we currently do not have a direct commercial presence. We currently operate in one operating and reportable segment and our primary business activity is the development and commercialization of therapies across several end markets within ophthalmology.

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

Cost of sales includes amortization of the $252.2 million and $17.8 million developed technology intangible assets recorded as a result of our acquisitions of Avedro, Inc. (Avedro) and Mobius, respectively, and our sales agreement with Celanese Canada ULC (Celanese Agreement). For the three months ended June 30, 2025 and June 30, 2024, the amortization expense was $5.8 million and $5.5 million, respectively, and for the six months ended June 30, 2025 and June 30, 2024, amortization expense was $11.4 million and $11.1 million, respectively.

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

SG&A expenses also included amortization of the $14.1 million and $0.5 million customer relationships intangible assets recorded as a result of our acquisitions of Avedro, Inc. (Avedro) and Mobius, respectively. During the three months ended June 30, 2025, amortization expense was less than $0.1 million related to the Mobius customer relationships intangible asset. The Avedro intangible asset was fully amortized as of December 31, 2024. Amortization expense was $0.7 million and $1.4 million for the three and six months ended June 30, 2024.

We expect SG&A expenses to continue to grow as we increase our infrastructure for our global sales and marketing functions, commercial support organizations, and general administration departments. We also expect other non-employee-related costs, including sales and marketing program activities for new products, market access efforts, outside services, accounting services and general legal costs to increase as our overall operations grow. The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as on the timing of any new product launches and other potential business and operational activities.

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

Non-Operating Expense, Net

Non-operating expense, net primarily consists of interest expense associated with our finance lease for our Aliso Facility and for our previously outstanding 2.75% convertible notes due 2027 (Convertible Notes), interest income derived from our short-term investments, and unrealized gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar, primarily related to intercompany loans.

Income Taxes

Our tax provision is primarily comprised of state and foreign income taxes, offset by release of uncertain tax positions for which the statute of limitations has expired. Our net deferred tax liability of $6.9 million at June 30, 2025 primarily represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets. We continue to provide a full valuation allowance against our other net deferred tax assets.

We record reserves for uncertain tax positions where we believe the ability to sustain the tax position does not reach a more likely than not threshold.

Results of Operations

Comparison of Three Months Ended June 30, 2025 and June 30, 2024 (in thousands):

	Three Months Ended
	June 30,		% Increase
(dollars in thousands)	2025	2024	(decrease)
Statements of operations data:
Net sales	$124,120	$95,690	30%
Cost of sales	26,896	22,550	19%
Gross profit	97,224	73,140	33%
Operating expenses:
Selling, general and administrative	83,375	66,188	26%
Research and development	36,538	34,426	6%
Acquired in-process research and development	-	2,500	(100)%
Total operating expenses	119,913	103,114	16%
Loss from operations	(22,689)	(29,974)	(24)%
Total non-operating income (expense), net	3,280	(20,240)	NM
Income tax provision	248	331	(25)%
Net loss	$(19,657)	$(50,545)	(61)%

Net Sales

Net sales for the three months ended June 30, 2025 and June 30, 2024 were $124.1 million and $95.7 million, respectively, increasing by approximately 30% primarily related to the factors listed below.

Net sales of glaucoma products in the United States were $72.3 million and $49.8 million for the three months ended June 30, 2025 and June 30, 2024, respectively, increasing by 45%. This increase is primarily due to higher volume of sales of iDose TR, partially offset by lower volumes sold of our iStent family of products primarily due to the MIGS restrictions associated with the final LCDs issued by the five MACs as described above in the Market and Business Update section.

International sales of glaucoma products for the three months ended June 30, 2025 and June 30, 2024 were $31.3 million and $26.1 million, respectively, increasing by 20%. The increase in international sales reflects continued broad-based growing volume in many key international markets for glaucoma procedures, primarily Japan, France, the United Kingdom and Germany, the dollar-based results of which were affected by favorable foreign exchange rates, primarily related to the Euro and Japanese Yen, during the quarter ended June 30, 2025, as compared to the three months ended June 30, 2024.

Net sales of corneal health products were $20.6 million and $19.8 million for the three months ended June 30, 2025 and June 30, 2024, respectively, increasing by 4%. Within net sales generated by our corneal health products, $1.1 million related to an increase in U.S. net sales of Photrexa using direct sales operations, which was positively impacted by higher realized average sales prices of Photrexa along with slight increases in sales to existing customers and new account starts, partially offset by accrued rebates related to the impact of our participation in MDRP. Our net sales of iLink devices in the U.S. remained consistent for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Our international corneal health sales decreased $0.4 million during the quarter ended June 30, 2025 as compared to the three months ended June 30, 2024.

Cost of Sales

Cost of sales for the three months ended June 30, 2025 and June 30, 2024 were $26.9 million and $22.6 million, respectively, reflecting an increase of approximately $4.3 million that is generally proportionate to the increase in net sales for the corresponding period, as well as from contributions from increased iDose TR production volumes. Our gross margin was 78% for three months ended June 30, 2025 and 76% for the three months ended June 30, 2024.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended June 30, 2025 and June 30, 2024 were $83.4 million and $66.2 million, respectively, reflecting an increase of $17.2 million or 26%.

Of the total $17.2 million increase in SG&A expenses for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, $7.1 million related to increased compensation and related employee costs, with $5.5 million of the incremental amount related to an increase in stock-based compensation expense, the majority of which was associated with certain performance equity awards that were achieved during the quarter. The residual increase primarily relates to enhancements of various customer and patient support functions, our business intelligence function, and growth in our commercial infrastructure in glaucoma and corneal health, along with increased travel, meetings and accompanying costs as business activities have expanded.

The remaining increase of $10.1 million primarily relates to discretionary expenses supporting the above personnel growth as well as our ongoing administrative operations, inclusive of information technology, facilities and allocated expenses.

Research and Development Expenses

R&D expenses for the three months ended June 30, 2025 and June 30, 2024 were $36.5 million and $34.4 million, respectively, reflecting an increase of $2.1 million or 6%.

During the three months ended June 30, 2025, we incurred $25.8 million in core R&D expenses and $10.7 million in clinical expenses, comprised of $23.6 million in compensation and related employee expenses with the remaining $12.9 million spent on the continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as next generation iDose products; Epioxa, a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (also referred to as “epi-on”); and our earlier stage programs for glaucoma, corneal, retinal and other therapeutic investments. For the three months ended June 30, 2024, we incurred $19.8 million in core R&D expenses and $14.6 million in clinical expenses, comprised of $21.4 million in compensation and related employee expenses with the remaining $13.4 million spent on the above-mentioned programs.

Acquired In-process Research and Development

In the quarter ended June 30, 2024 we made a $2.5 million upfront payment to enter into a license agreement with a third-party technology company, pursuant to which we obtained an exclusive, worldwide license to develop and commercialize drug products incorporating certain proprietary technology. There were no acquired IPR&D expenses in the three months ended June 30, 2025.

Non-Operating Income (Expense), Net

We had non-operating income, net of $3.3 million and non-operating expense, net of $20.2 million for the three months ended June 30, 2025 and June 30, 2024, respectively. The change primarily relates to a decrease of $18.0 million of expense related to the exchange of our Convertible Notes in June 2024, a decrease of $2.2 million in interest expense on our Convertible Notes, and a change in unrealized foreign currency amounts recognized of approximately $3.6 million due to intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates, as compared to the three months ended June 30, 2024.

Income Tax Provision

Our effective tax rate for the second quarter of 2025 and 2024 was (1.28)% and (0.66)%, respectively. For the three months ended June 30, 2025 and June 30, 2024, we recorded a provision for income taxes of $0.2 million and $0.3 million, respectively, which were primarily comprised of state and foreign income tax expense, offset by release of uncertain tax positions for which the statute of limitations has expired.

Comparison of Six Months Ended June 30, 2025 and June 30, 2024 (in thousands):

	Six Months Ended
	June 30,		% Increase
(dollars in thousands)	2025	2024	(decrease)
Statements of operations data:
Net sales	$230,784	$181,312	27%
Cost of sales	51,212	42,808	20%
Gross profit	179,572	138,504	30%
Operating expenses:
Selling, general and administrative	154,048	128,163	20%
Research and development	68,891	65,152	6%
Acquired in-process research and development	-	14,229	(100)%
Total operating expenses	222,939	207,544	7%
Loss from operations	(43,367)	(69,040)	(37)%
Total non-operating income (expense), net	6,138	(21,635)	NM
Income tax provision	574	708	(19)%
Net loss	$(37,803)	$(91,383)	(59)%

Net Sales

Net sales for the six months ended June 30, 2025 and June 30, 2024 were $230.8 million and $181.3 million, respectively, increasing by approximately 27% primarily related to the factors listed below.

Net sales of glaucoma products in the United States were $131.4 million and $91.7 million for the six months ended June 30, 2025 and June 30, 2024, respectively, increasing by 43%. This increase is primarily due to higher volumes sold of iDose TR, partially offset by lower volumes sold of our iStent family of products primarily due to the MIGS restrictions associated with the final LCDs issued by the five MACs as described above in the Market and Business Update section.

International sales of glaucoma products for the six months ended June 30, 2025 and June 30, 2024 were $60.3 million and $51.4 million, respectively, increasing by 17%. The increase in international sales reflects continued broad-based growing volume in many key international markets for glaucoma procedures, most notably from France, Japan, and the United Kingdom, the dollar-based results of which were modestly affected by favorable foreign exchange rates, primarily related to the Euro and Japanese Yen, during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

Net sales of corneal health products were $39.1 million and $38.2 million for the six months ended June 30, 2025 and June 30, 2024, respectively, increasing by 2%. Of the $0.9 million increase in net sales generated by our corneal health products, $1.4 million related to an increase in U.S. net sales of Photrexa using direct sales operations, which was positively impacted by higher realized average sales prices of Photrexa along with increases in sales to existing customers and new account starts, partially offset by accrued rebates related to the impact of our participation in the MDRP. Our international corneal health sales decreased $0.5 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Cost of Sales

Cost of sales for the six months ended June 30, 2025 and June 30, 2024 were $51.2 million and $42.8 million, respectively, reflecting an increase of approximately $8.4 million that is proportionate to the increase in net sales for the corresponding period, as well as from contributions from increased iDose TR production volumes. Our gross margin was 78% and 76% for the six months ended June 30, 2025 and June 30, 2024, respectively.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended June 30, 2025 and June 30, 2024 were $154.0 million and $128.2 million, respectively.

Of the total $25.9 million increase in SG&A expenses for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, $13.0 million related to increased compensation and related employee costs, with $7.0 million of the incremental amount related to an increase in stock-based compensation expense. This increase primarily relates to enhancements of various customer and patient support functions, our business intelligence function, and growth in our commercial infrastructure in glaucoma and corneal health, along with increased travel, meetings and accompanying costs as business activities have expanded.

The remaining increase of $12.9 million primarily relates to discretionary expenses supporting the above personnel growth as well as our ongoing administrative operations, inclusive of information technology, facilities and allocated expenses.

Research and Development Expenses

R&D expenses for the six months ended June 30, 2025 and June 30, 2024 were $68.9 million and $65.2 million, respectively.

During the six months ended June 30, 2025, we incurred $48.7 million in core R&D expenses and $20.2 million in clinical expenses, comprised of $45.1 million in compensation and related employee expenses with the remaining $23.8 million spent on the continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as next generation iDose products; Epioxa, a pharmaceutical therapeutic system for the treatment of keratoconus without the removal of the epithelium (also referred to as “epi-on”); and our earlier stage programs for glaucoma, corneal, retinal and other therapeutic investments. For the six months ended June 30, 2024, we incurred $38.2 million in core R&D expenses and $26.9 million in clinical expenses, comprised of $38.8 million in compensation and related employee expenses with the remaining $28.9 million spent on the above-mentioned programs.

Acquired In-process Research and Development

During the six months ended June 30, 2024, we issued $5.0 million of our common stock and paid approximately $5.1 million in cash, in connection with the asset acquisition of 100% of the outstanding equity interests in a clinical stage biopharma company focused on developing novel therapeutics for ophthalmic diseases, including all related patents and patent applications, technology and know-how. Also included in IPR&D for the six months ended June 30, 2024 is $1.3 million of contingent consideration related to our Sales Agreement with Celanese and our $2.5 million upfront payment related to a prior year license agreement, pursuant to which we obtained an exclusive, worldwide license to develop and commercialize drug products incorporating certain proprietary technology.

Non-Operating Income (Expense), Net

We had non-operating income, net of $6.1 million and non-operating expense, net of $21.6 million for the six months ended June 30, 2025 and June 30, 2024, respectively. The change primarily relates to a decrease of $18.0 million of expense related to our June 2024 Convertible Notes exchange, a decrease of $2.8 million in interest expense on our Convertible Notes, and a change in unrealized foreign currency amounts recognized of approximately $4.8 million due to intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates, as compared to the three months ended June 30, 2024.

Income Tax Provision

Our effective tax rate for the six months ended June 30, 2025 and June 30, 2024 was (1.54)% and (0.78)%, respectively. For the six months ended June 30, 2025 and June 30, 2024, we recorded a provision for income taxes of $0.6 million and $0.7 million, respectively, which was primarily comprised of state and foreign income tax expense, offset by release of uncertain tax positions for which the statute of limitations has expired.

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

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$100,813	$169,626
Short-term investments	173,973	149,289
Accounts receivable, net	82,985	60,744
Inventory	64,621	57,678
Accounts payable	13,684	13,026
Accrued liabilities	65,452	62,099
Working capital (1)	356,929	374,667
(1)	Working capital consists of total current assets less total current liabilities per our condensed consolidated balance sheets.

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

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

As of June 30, 2025, our cash, cash equivalents and short-term investments totaled approximately $274.8 million and our restricted cash totaled approximately $3.8 million.

Cash Flow used in Operations

For the six months ended June 30, 2025, our operating activities used $11.5 million in net cash.

Short-term Liquidity Requirements

Our short-term liquidity requirements primarily consist of regular operating costs, R&D project funding, capital expenditures as we continue the development of our manufacturing facilities and office spaces, operating and financing lease obligations, government rebate obligations, and other firm purchase commitments. As of June 30, 2025, we had net working capital of $356.9 million, which indicates that our current assets are sufficient to cover our short-term liabilities.

Long-term Liquidity Requirements

Our long-term liquidity requirements primarily consist of capital expenditures for the continued development of our manufacturing facilities and office spaces, potential future payments related to our licensing agreements and acquisitions, and firm purchase commitments. As demand grows for our products, we will continue to expand global operations to meet demand through investments in our manufacturing capabilities. In December 2024, we reached an understanding with the city of Huntsville, Alabama to develop a new 200,000 square foot R&D and manufacturing facility. We expect construction to begin in 2026.

Cash Flows

Our historical cash outflows have primarily been associated with cash used for operating activities such as the expansion of our commercial and R&D activities; purchase of and growth in inventory; accounts receivable and other working capital needs; the acquisition of intellectual property and businesses; and expenditures related to property, equipment and improvements used to increase our manufacturing capacity and improve our manufacturing efficiency and for overall facility expansion.

The following table is a condensed summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(11,542)	$(52,239)
Investing activities	(57,730)	5,481
Financing activities	4,195	21,759
Exchange rate changes	(4,635)	(1,516)
Net decrease in cash, cash equivalents and restricted cash	$(69,712)	$(26,515)

At June 30, 2025, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the six months ended June 30, 2025 and June 30, 2024, our operating activities used $11.5 million and $52.2 million of net cash, respectively.

For the six months ended June 30, 2025, our net cash used in operating activities reflected our net loss of $37.8 million, adjusted for non-cash items of $56.5 million, primarily consisting of stock-based compensation expense of $31.0 million, depreciation of $5.4 million, amortization of intangible assets of $11.4 million, noncash lease expense of $2.1 million, other liabilities of $0.8 million, allowance for doubtful accounts of $4.1 million, and amortization of premium on short-term investments of $2.2 million. Additionally, changes in operating assets and liabilities resulted in a net use of cash of $30.2 million, which resulted primarily from an increase in inventory of $4.4 million, an increase in accounts receivable of $24.0 million primarily due to increased iDose TR sales during the six months ended June 30, 2025 given iDose TR sales have extended terms, an increase in other assets of $0.8 million, and an increase in prepaid expenses and other current assets of $0.9 million.

For the six months ended June 30, 2024, our net cash used in operating activities reflected our net loss of $91.4 million, adjusted for non-cash items of $69.8 million, primarily consisting of inducement expense related to the Convertible Notes exchange of $17.4 million, stock-based compensation expense of $22.5 million, depreciation of $5.4 million, amortization of intangible assets of $12.5 million, noncash lease expense of $2.1 million, amortization of debt issuance costs of $0.6 million, other liabilities of $3.5 million, amortization of premium on short-term investments of $2.2 million and IPR&D acquired through issuance of common stock of $5.0 million. Additionally, changes in operating assets and liabilities resulted in a net use of cash of $30.6 million, which resulted primarily from an increase in inventory of $15.1 million, an increase in accounts receivable of $12.0 million, an increase in other assets of $2.2 million, and a decrease in accounts payable and accrued liabilities of $5.0 million, partially offset by a decrease in prepaid expenses and other current assets of $3.7 million.

Investing Activities

In the six months ended June 30, 2025 and June 30, 2024 our investing activities used $57.7 million and provided $5.5 million of net cash, respectively.

For the six months ended June 30, 2025, we used cash of approximately $116.8 million for purchases of short-term investments, approximately $16.6 million related to the purchase of certain real property consisting of land, a building and certain assumed leases, approximately $12.4 million related to the Mobius Merger, approximately $3.1 million for purchases of property and equipment, primarily related to our facilities in Aliso Viejo, California; and San Clemente, California; approximately $2.5 million related to investments in company-owned life insurance, and $0.8 million in other investing activities and we received cash of approximately $94.4 million from sales and maturities of short-term investments.

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

Financing Activities

In the six months ended June 30, 2025 and June 30, 2024, our financing activities provided $4.2 million and $21.8 million of net cash, respectively.

For the six months ended June 30, 2025, we received $12.0 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan, used $7.3 million for payment of employee taxes related to restricted stock unit vesting and paid $0.5 million in principal on our finance lease.

For the six months ended June 30, 2024, we received $26.7 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan, used $4.5 million for payment of employee taxes related to restricted stock unit vesting and paid $0.4 million in principal on our finance lease.

We do not have any off-balance sheet arrangements.

Material Cash Requirements

With the exception of the cash used for the property and building purchase, and the business combination, both previously described in “Strategic Transactions”, there have been no significant changes to our material cash requirements, including commitments for capital expenditures and known contractual and other obligations, as of June 30, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 24, 2025.

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

There have been no material changes to our critical accounting policies and estimates as disclosed therein, during the three and six months ended June 30, 2025, as compared with those disclosed in our Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our second fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item IA of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which was filed with the United States (U.S.) Securities and Exchange Commission (SEC) on May 1, 2025 (Quarterly Report). These risks and uncertainties are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements preceding Part I, Item 1 in this Quarterly Report on Form 10-Q.

Other than the update of certain risk factors listed under “Risks Related to Our Business” below with respect to possible transition-related sales dynamics when introducing new products, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in the Quarterly Report.

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

Geopolitical conflicts, natural disasters and public health crises, such as COVID-19, and changes in U.S. trade policies that have occurred in recent years have led to or exacerbated certain unfavorable global and regional macroeconomic conditions, including inflation, volatility in the financial and credit markets, higher interest rates and capital costs, labor shortages, increased energy costs, and currency fluctuations. These unfavorable global and regional conditions have had, and could continue to have, an adverse effect on the global economy, the regional economies that we serve and our business, results of operations, financial condition, liquidity and ability to access our existing cash, cash equivalents and investments. Continuation or worsening of these unfavorable global and regional conditions, or similar new events or crises, could have a material adverse effect on our operations, including through foreign exchange rate headwinds, higher operating expenses and lower operating margins, and cause us to need to seek additional capital, which may not be available to us on favorable terms or at all.

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

Since the Company’s inception in 1998, we have incurred significant operating losses. Although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations in the future. As of June 30, 2025, we had an accumulated deficit of approximately $783.2 million, principally comprised of costs incurred in our clinical trials, R&D programs, our selling, general and administrative expenses, and from amortization expense related to our acquired developed technology intangible assets included in cost of sales. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering, the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities, cash generated from commercial operations and the issuance of the Company’s 2.75% convertible notes due 2027 (Convertible Notes), which were fully exchanged, converted or redeemed in 2024. Our operations to date have been, and our future growth and success will be, impacted by our ability to expand our business, including the success of our marketing and sales efforts, our timely satisfaction of regulatory requirements, and our overall ability to maintain a competitive position. To implement our global business strategies we have made, and expect to continue to make, significant investments in R&D activities, clinical studies, expanding our manufacturing capabilities, growing our sales and marketing organization, engaging in market access activities, enforcing and defending our intellectual property rights, acquiring companies or in-license products and intellectual property, building our general and administrative infrastructure, and obtaining regulatory clearance or approval to commercialize our pipeline product globally and expand our existing products into international markets or products We expect our expenses will continue to increase as we pursue these objectives. While we believe we have sufficient cash to fund our operations for at least the next 12 months from the date our condensed consolidated financial statements for the quarter ended June 30, 2025 are made publicly available, our ability to reach sustained profitability and generate positive cash flow in the future is highly uncertain.

Additionally, our net sales have in the past and may in the future experience volatility due to a number of factors, many of which are beyond our control, including, among other things, fluctuating demand, pricing pressures applicable to our products, changes in foreign currency exchange rates, Medicare payment rates established by U.S. Centers for Medicare & Medicaid Services (CMS) or Medicare Administrative Contractors (MACs), commercialization of our new products, the marketing of competitive products, transition-related sales disruptions when introducing new products, results of clinical research and trials, regulatory approval requirements and timings, legislative changes affecting our products, variances in the sales terms, an increase in demand for our patient assistance and/or free drug programs, supply chain and inventory management, shortage or increased cost of raw materials, seasonality in the timing or volume of customer orders, the length of our sales cycle, and reductions in revenue associated with our participation in Medicaid Drug Rebate Program (MDRP), which varies and may be unpredictable. For example, certain local coverage determinations (LCDs) finalized by five of the seven MACs in November 2024 that confirm non-coverage for surgical MIGS procedures in combination with other surgical MIGS procedures disrupted traditional customer ordering patterns and may have adversely impacted U.S. Glaucoma sales in 2024, 2025, and into the future. As a result, you should not rely solely on our results in any past period as an indication of future results and you should anticipate that fluctuations in our quarterly and annual operating results may continue and could generate volatility in the price of our common stock. We believe that quarterly comparisons of our financial results should not be relied upon as an indication of our future performance.

Our success depends on our ability to continue to generate sales of our commercialized products and develop and commercialize additional products, which we may not be able to accomplish.

Our primary sales-generating commercial products have been the iStent, the iStent inject and its successor, the iStent inject W, as well as our Photrexa therapies, which we acquired in connection with our acquisition of Avedro, Inc. (Avedro) in 2019. While we expect to continue to derive a significant portion of our net sales from the iStent, the iStent inject models, the iStent infinite and the Photrexa therapies, as well as our iDose TR product, which was approved by the FDA in December 2023 and which we began commercializing in a controlled manner in February 2024, it is important that we continue to build a more complete product offering. Developing additional products is expensive and time-consuming. Our research programs may fail to yield product candidates for clinical development despite showing initial promise. If we are unable to successfully commercialize additional products, our business prospects would be materially affected. Even if we are successful in developing our additional pipeline products, the success of our new product offerings is inherently uncertain and our products, or the expansion of labeling of our products, may not receive regulatory approval, may receive approval that requires restrictive labeling, may not be profitable, or may be subject to transition-related sales disruptions when we introduce new products that are intended to replace or supersede our existing commercial products. Any current or new products could also quickly be rendered obsolete by changing customer preferences, third party payor reimbursement levels, or the introduction of competing products that (i) embody superior technologies, features, safety, quality or efficacy, (ii) reflect a broader label indication, or (iii) are available at lower prices. Our competitors include large publicly traded companies or divisions thereof and have more resources, greater name recognition, longer operating histories, more established relationships with healthcare professionals, customers and third-party payors, broader products lines, more established sales and marketing programs and distribution networks, and greater experience in obtaining regulatory clearance or approval. Additionally, the period of orphan drug exclusivity with respect to our Photrexa pharmaceutical therapy expired in 2023, which has enabled third parties to develop potentially-competitive products.

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

We have and may continue to enter into acquisitions, collaborations, in-licensing agreements, joint ventures, alliances or partnerships with third parties that could fail or result in litigation.

We have and may continue to enter into acquisitions, collaborations, in-licensing agreements, joint ventures and partnerships in order to retain our competitive position within the marketplace, develop new products or expand into new markets. Examples include our acquisitions of Mobius Therapeutics, LLC, DOSE Medical, and Avedro, as well as our licensing of Santen’s PRESERFLO® Microshunt® (Preserflo MicroShunt), the Intratus drug delivery platform and the Attillaps, iVeena, Stuart and Ripple pharmaceutical compounds and our collaboration agreement with Radius XR to promote its wearable patient engagement and diagnostic system. However, we cannot assure you that we will be able to successfully complete any future acquisition we may pursue, or that we will be able to successfully integrate any acquired business, product or technology in a cost-effective and non-disruptive manner. Our future successes will depend, in part, on our ability to manage an expanded business, which may pose substantial challenges for our management, such as increased costs and complexity. There can be no assurances that we will be successful in managing such expanded business or that we will realize the expected economies of scale, synergies and other benefits currently anticipated from recent or future acquisitions or strategic transactions. Additionally, these collaborations, joint ventures, and partnerships may fail to result in any commercialized product, including due to delays in or failures to obtain regulatory approvals, such as the failure to receive approval of the PreserFlo MicroShunt in the U.S., and could require us to invest a substantial amount of resources only to ultimately change regulatory strategies or to fail. In addition, these arrangements may be terminated before we are able to realize net sales to sufficiently cover the costs associated therewith, or result in disputes between the parties that ultimately results in litigation, which could materially impact our business. We cannot assure you that any such transaction would result in the benefits expected from the transaction, including revenue growth, increased profitability or an enhancement in our business prospects. Further, pursuing acquisitions, collaborations, in-licensing agreements, joint ventures, alliances or partnerships with third parties, whether or not completed, is costly and time-consuming and could distract Company management from the operation of the business, which could negatively impact our operating results.

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

Additionally, the U.S. government recently announced changes to its trade policies, including increasing tariffs on imports, in some cases significantly, and potentially negotiating or terminating existing trade agreements. The current tariff environment is dynamic and uncertain, as the U.S. government has imposed, modified and paused tariffs multiple times since the beginning of 2025. Changes to tariffs and other trade restrictions can be announced at any time with little or no notice. We cannot predict with certainty the future trade policy of the U.S. or other countries. Although we believe our exposure to the current tariff environment is limited as we primarily source products and product components from the U.S., such tariffs may cause (i) increases in manufacturing costs, (ii) disruptions or delays to our supply chain, (iii) limitations on our ability to sell our products domestically or abroad, and (iv) reductions in sales volumes and gross margins for our products, any of which could negatively affect our business, results of operations and financial condition.

Our business, products and processes are subject to extensive regulation both in the U.S. and abroad and it can be costly to comply with these regulations. Any failure to adhere to applicable regulations could harm our business, financial condition and operating results.

Our medical devices, drugs, drug/device combination products and other products are subject to extensive government regulation in the U.S. by the FDA, state regulatory authorities and foreign regulatory authorities in the countries in which we conduct business. These regulations relate to, among other things, approval or clearance of our products for sale, R&D, labeling, advertising, promotion, pricing and discounts, recordkeeping, reporting, import and export, post-approval studies and the sale and distribution of our products. See Item 1, Business, “Government Regulation – U.S. Regulation & Reimbursement” and “International Regulation & Reimbursement” in our Annual Report on Form 10-K filed with the SEC on February 24, 2025 (Annual Report) for additional information. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, or state or foreign regulatory authorities, which may include, among other things, warning letters, fines, injunctions, recalls, refusals to grant or delays in granting requests, civil fines and penalties, operating restrictions, withdrawal of approvals and even criminal prosecution.

The process of obtaining clearances or approvals to market our products can be expensive and lengthy, and we cannot guarantee that our current products will receive clearance or approval for additional indications or that our future products will receive clearance or approval on a timely basis, or without restrictions, if at all. Additionally, our pipeline products that are determined to be drug-device combination products, such as our iDose TR product, require review and coordination by each of FDA’s drug and device centers prior to approval, which may delay approval of our future products. In some instances, we or our partners have pursued, and may in the future pursue, a regulatory clearance or approval that proves unsuccessful, such as the FDA’s failure to approve the PreserFlo Microshunt in the U.S. and our determination to conduct a second pivotal confirmatory study of our Epioxa pharmaceutical therapy based on recommendations from the FDA in pre-NDA submission meetings. When this occurs, the time and financial resources required to obtain FDA or other regulatory approval may substantially increase or new competitive products could reach the market faster than our product candidate, which could materially adversely impact our competitive position and prospects.

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

We are subject to healthcare fraud and abuse, anti-kickback, false claims and transparency laws and regulations, among others, which are enforced by federal, state and international governments with respect to our marketing, training, customer arrangements, discount, rebate and pricing programs, product bundling, financial arrangements with physicians, patient assistance programs, reimbursement support services, and other practices. See Item 1, Business, “Government Regulation – U.S. Regulation & Reimbursement” and “International Regulation & Reimbursement” contained in the Annual Report for additional information about the laws and regulations which apply to us. The U.S. Department of Justice has increased its scrutiny of interactions between manufacturers and healthcare providers, as well as various patient, product and reimbursement support programs and speaker bureaus, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Although we try to structure our arrangements within available safe harbors whenever possible, we may nevertheless become subject to government scrutiny or investigation. Violations may result in civil monetary penalties, criminal penalties, and exclusion from participation in government healthcare programs, including Medicare and Medicaid, all of which would have an adverse effect on our business.

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

We are also subject to the EU’s Medical Devices Regulation (MDR) and the United Kingdom’s Medical Device Regulation (UKMDR), each of which could result in substantial additional costs of compliance. In addition, our products could be reclassified in international markets, which would impose an entirely new regulatory framework on us and our contract manufacturers and compliance may prove costly and difficult or may not be achievable at all. Our failure, or the failure of our contract manufacturers, to obtain CE marks for all of our products under MDR or the UKMDR on a timely basis, or to comply with MDR, UKMDR or applicable European Medicines Agency regulations regarding drug products, could restrict our ability to sell our products in the EU or other parts of the world, which would have a material adverse effect on our business and financial results.

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

The demand for, and the profitability of, our products could be materially harmed if the Medicaid program, Medicare program, other healthcare programs in the U.S. or elsewhere, or third party commercial payors in the U.S. or elsewhere, deny reimbursement for our products, limit the indications for which our products will be reimbursed, are unclear on appropriate reimbursement codes or provide reimbursement only on unfavorable terms. For example, in June 2023 five MACs, which set physician fee payment rates for products covered by temporary CPT Category III codes, published proposed LCDs that deemed certain ophthalmic procedures, including the procedures using our iAccess product, investigational and therefore not covered by Medicare and not reimbursed, which LCD was ultimately adopted and then reversed by these MACs. This non-coverage determination was not included in the proposed LCDs subsequently finalized by the five MACs in November 2024. Additionally, the physician fee payment rates for the procedures using our iDose TR product will be determined by the MACs, the majority of which have not yet published this rate. Also, when procedures associated with our products transition from temporary CPT Category III codes to permanent CPT Category I codes, the physician and facility reimbursement levels associated with the procedures using these products could be decreased, such as the decreased payment rates for procedures using our iStent-related products, in conjunction with cataract surgery, established by CMS for 2022 and 2023, as discussed above. Even when a permanent billing code has been assigned to a product, there is no guarantee that coverage will be provided. If we are unable to maintain our existing codes or obtain new permanent codes for procedures using our products, use existing codes for new products or obtain new reimbursement codes for our products in development, we may be subject to significant pricing pressure, that could harm our results of operations, financial condition and prospects. In the foreign markets in which we operate, different pricing and reimbursement systems, could result in lower reimbursement, harming our ability to operate our business.

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

Item 5. Other Information

Insider Trading Arrangements

On June 10, 2025, Thomas W. Burns, the Company’s Chairman and Chief Executive Officer, adopted a new 10b5-1 trading plan (the “Burns Trading Plan”). The Burns Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, and provides for the potential sale of 275,000 shares of the Company’s common stock. The Burns Trading Plan terminates on the earlier of January 23, 2026 or the date all shares are sold.

On June 11, 2025, Joseph E. Gilliam, the Company’s President and Chief Operating Officer, adopted a new 10b5-1 trading plan (the “Gilliam Trading Plan”). The Gilliam Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, and provides for the potential sale of 90,000 shares of the Company’s common stock. The Gilliam Trading Plan terminates on the earlier of June 12, 2026 or the date all shares are sold.

On June 11, 2025, Alex R. Thurman, the Company’s Senior Vice President and Chief Financial Officer, adopted a new 10b5-1 trading plan (the “Thurman Trading Plan”). The Thurman Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, and provides for the potential sale of 5,000 shares of the Company’s common stock. The Thurman Trading Plan terminates on the earlier of December 12, 2025 or the date all shares are sold.

On June 6, 2025, Tomas Navratil, the Company’s Chief Development Officer, adopted a new 10b5-1 trading plan (the “Navratil Trading Plan”). The Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Navratil Trading Plan was subsequently amended on June 12, 2025, prior to the execution of any sales thereunder. The Navratil Trading Plan, as amended, provides for the potential sale of 8,017 shares of the Company’s common stock. The Navratil Trading Plan terminates on the earlier of December 19, 2025 or the date all shares are sold.

On June 4, 2025, Marc A. Stapley, a member of the Company’s Board of Directors, adopted a new 10b5-1 trading plan (the “Stapley Trading Plan”). The Stapley Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, and provides for the potential sale of 15,000 shares of the Company’s common stock. The Stapley Trading Plan terminates on the earlier of June 2, 2026 or the date all shares are sold.

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

+ Indicates a management contract or compensatory plan or arrangement

* Filed Herewith.

** Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on August 4, 2025.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chairman and Chief Executive Officer (Principal Executive Officer; Duly Authorized Officer)

By:	/s/ ALEX R. THURMAN
Alex R. Thurman
Senior Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)