Form 10-Q
period 2025-09-30
GLAUKOS Corp
filed 2025-10-31
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-37463

GLAUKOS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0945406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Glaukos Way Aliso Viejo, California	92656
(Address of registrant’s principal executive offices)	(Zip Code)

(949) 367-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GKOS	New York Stock Exchange

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

As of October 29, 2025, there were 57,434,740 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2025

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

Risks Related to Our Business

●	Failure to achieve commercial success of iDose TR or Epioxa could materially impact our business.
●	Downturns or volatility in general economic conditions and public health crises could harm our business.
●	Supply and/or manufacturing disruptions impacting our principal revenue-producing products could reduce our gross margins and negatively impact our operating results.
●	We may not reach sustained profitability.
●	We may fail to generate sufficient sales of our commercialized products or to develop and commercialize additional products.
●	We are subject to a variety of risks associated with our international operations.
●	We may not meet our customers’ expectations for the quality or delivery of our products, which could harm our reputation and sales.
●	If ophthalmic surgeons do not use or if they misuse our products, our business could be harmed.
●	We may fail to manage our anticipated growth effectively and may not be able to meet customer demand.
●	We may be unable to retain or recruit qualified personnel for growth.
●	We have and may continue to enter into acquisitions, collaborations, in-licensing agreements, joint ventures, alliances or partnerships with third parties that could fail or result in litigation.
●	Cybersecurity incidents, service interruptions, or data corruption could materially disrupt our operations and adversely affect our business.
●	Failure to comply with data privacy and security laws could have a material adverse effect on our business.
●	Our net operating loss tax carryforwards may not be available, or may be subject to certain limitations, to offset future taxable income.

Risks Related to Our Indebtedness

●	If we incur future indebtedness, our debt service obligations could limit our cash flow, and may adversely affect our financial condition and operating results.
●	The capped call transactions may affect the value of our common stock, par value $0.001 per share (Common Stock) and subject us to counterparty risk.

Risks Related to Our Regulatory Environment

●	Healthcare legislative reform measures and changes in U.S. and international trade policies may have a material adverse effect on our business and results of operations.
●	Compliance with applicable regulations can be costly and failure to comply with such regulations could harm our business, financial condition and operating results.
●	Legislative or regulatory reform of the healthcare system could hinder or prevent our products’ commercial success.
●	Inadequate or inconsistent reimbursement for our products may adversely impact our business.

Risks Related to Our Intellectual Property

●	Failure to protect our intellectual property could substantially impair our ability to compete.
●	Intellectual property claims or litigation could be costly, time-consuming and unsuccessful and could interfere with our ability to successfully commercialize our products.

Risks Related to Our Common Stock

●	Provisions in our Certificate of Incorporation and Bylaws limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts.
●	Our Certificate of Incorporation designates the sole and exclusive forum for certain types of actions and proceedings, which could limit our stockholders’ ability to obtain a favorable judicial forum.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,246	$169,626
Short-term investments	175,466	149,289
Accounts receivable, net	98,684	60,744
Inventory	63,863	57,678
Prepaid expenses and other current assets	18,509	12,455
Total current assets	454,768	449,792
Restricted cash	3,834	4,733
Property and equipment, net	110,944	97,867
Operating lease right-of-use asset	31,536	30,254
Finance lease right-of-use asset	40,007	41,816
Intangible assets, net	264,136	263,445
Goodwill	66,710	66,134
Deposits and other assets	27,443	20,715
Total assets	$999,378	$974,756

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$19,883	$13,026
Accrued liabilities	67,633	62,099
Total current liabilities	87,516	75,125
Operating lease liability	35,847	33,936
Finance lease liability	68,468	69,463
Deferred tax liability, net	6,921	6,928
Other liabilities	31,083	22,373
Total liabilities	229,835	207,825

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 57,414 and 56,472 shares issued and 57,386 and 56,444 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	57	56
Additional paid-in capital	1,566,029	1,509,831
Accumulated other comprehensive income	3,062	2,615
Accumulated deficit	(799,473)	(745,439)
Less treasury stock (28 shares as of September 30, 2025 and December 31, 2024)	(132)	(132)
Total stockholders' equity	769,543	766,931
Total liabilities and stockholders' equity	$999,378	$974,756

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$133,537	$96,670	$364,321	$277,982
Cost of sales	28,831	22,584	80,043	65,392
Gross profit	104,706	74,086	284,278	212,590
Operating expenses:
Selling, general and administrative	82,999	64,000	237,047	192,163
Research and development	38,072	34,746	106,963	99,898
Acquired in-process research and development	-	-	-	14,229
Total operating expenses	121,071	98,746	344,010	306,290
Loss from operations	(16,365)	(24,660)	(59,732)	(93,700)
Non-operating income (expense):
Interest income	2,552	2,700	8,202	8,611
Interest expense	(1,175)	(1,663)	(3,489)	(8,468)
Charges associated with convertible senior notes	-	-	-	(18,012)
Other (expense) income, net	(1,009)	2,391	1,793	(338)
Total non-operating income (expense)	368	3,428	6,506	(18,207)
Loss before taxes	(15,997)	(21,232)	(53,226)	(111,907)
Income tax provision	234	177	808	885
Net loss	$(16,231)	$(21,409)	$(54,034)	$(112,792)
Basic and diluted net loss per share	$(0.28)	$(0.39)	$(0.95)	$(2.18)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	57,398	55,037	57,083	51,804

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(16,231)	$(21,409)	$(54,034)	$(112,792)
Other comprehensive income:
Foreign currency translation income (loss)	20	(510)	147	478
Unrealized income on short-term investments	170	939	300	977
Other comprehensive income	190	429	447	1,455
Total comprehensive loss	$(16,041)	$(20,980)	$(53,587)	$(111,337)

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	equity
Balance at December 31, 2024	56,472	$56	$1,509,831	$2,615	$(745,439)	(28)	$(132)	$766,931
Common stock issued under stock plans, net	297	1	2,197	-	-	-	-	2,198
Stock-based compensation	-	-	12,986	-	-	-	-	12,986
Other comprehensive loss	-	-	-	(10)	-	-	-	(10)
Net loss	-	-	-	-	(18,146)	-	-	(18,146)
Balance at March 31, 2025	56,769	$57	$1,525,014	$2,605	$(763,585)	(28)	$(132)	$763,959
Common stock issued under stock plans, net	508	-	2,524	-	-	-	-	2,524
Stock-based compensation	-	-	18,019	-	-	-	-	18,019
Other comprehensive income	-	-	-	267	-	-	-	267
Net loss	-	-	-	-	(19,657)	-	-	(19,657)
Balance at June 30, 2025	57,277	$57	$1,545,557	$2,872	$(783,242)	(28)	$(132)	$765,112
Common stock issued under stock plans, net	137	-	5,559	-	-	-	-	5,559
Stock-based compensation	-	-	14,913	-	-	-	-	14,913
Other comprehensive income	-	-	-	190	-	-	-	190
Net loss	-	-	-	-	(16,231)	-	-	(16,231)
Balance at September 30, 2025	57,414	$57	$1,566,029	$3,062	$(799,473)	(28)	$(132)	$769,543

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income	deficit	Shares	Amount	equity
Balance at December 31, 2023	49,148	$49	$1,059,751	$1,165	$(599,067)	(28)	$(132)	$461,766
Common stock issued under stock plans, net	672	1	13,364	-	-	-	-	13,365
Asset acquisition through issuance of common stock	55	-	5,000	-	-	-	-	5,000
Stock-based compensation	-	-	11,165	-	-	-	-	11,165
Other comprehensive income	-	-	-	272	-	-	-	272
Net loss	-	-	-	-	(40,838)	-	-	(40,838)
Balance at March 31, 2024	49,875	$50	$1,089,280	$1,437	$(639,905)	(28)	$(132)	$450,730
Common stock issued under stock plans, net	724	1	8,818	-	-	-	-	8,819
Issuance of common stock in exchange for convertible senior notes	4,253	4	244,084	-	-	-	-	244,088
Stock-based compensation	-	-	11,313	-	-	-	-	11,313
Other comprehensive income	-	-	-	754	-	-	-	754
Net loss	-	-	-	-	(50,545)	-	-	(50,545)
Balance at June 30, 2024	54,852	$55	$1,353,495	$2,191	$(690,450)	(28)	$(132)	$665,159
Common stock issued under stock plans, net	270	-	9,910	-	-	-	-	9,910
Stock-based compensation	-	-	14,420	-	-	-	-	14,420
Other comprehensive income	-	-	-	429	-	-	-	429
Net loss	-	-	-	-	(21,409)	-	-	(21,409)
Balance at September 30, 2024	55,122	$55	$1,377,825	$2,620	$(711,859)	(28)	$(132)	$668,509

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net loss	$(54,034)	$(112,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,153	8,181
Amortization of intangible assets	17,776	18,729
Amortization of right-of-use lease assets	3,188	3,194
Amortization of debt issuance costs	-	662
Deferred income tax benefit	(7)	(1)
Loss on disposal of fixed assets	31	64
Stock-based compensation	45,918	36,898
Unrealized foreign currency (gain) loss	(2,267)	490
Amortization of premium on short-term investments	(2,697)	(3,187)
Other liabilities	1,128	4,894
Acquired in-process R&D acquired through the issuance of common stock	-	5,000
Inducement expense related to exchange of convertible senior notes	-	17,412
Allowance for doubtful accounts	7,069	-
Changes in operating assets and liabilities:
Accounts receivable	(42,776)	(16,476)
Inventory	(3,740)	(18,161)
Prepaid expenses and other current assets	(5,771)	(318)
Accounts payable and accrued liabilities	7,686	(4,406)
Deposits and other assets	(1,289)	(2,008)
Net cash used in operating activities	(21,632)	(61,825)
Investing activities
Cash paid for acquisitions, net of cash acquired	(12,437)	-
Purchase of real estate property	(16,607)	-
Purchases of short-term investments	(192,131)	(123,091)
Proceeds from sales and maturities of short-term investments	168,954	166,891
Purchases of property and equipment	(4,752)	(4,567)
Proceeds from disposal of property and equipment	-	38
Investment in company-owned life insurance	(4,000)	(3,227)
Other investing activities	(750)	-
Net cash (used in) provided by investing activities	(61,723)	36,044
Financing activities
Proceeds from exercise of stock options	10,537	29,509
Proceeds from share purchases under Employee Stock Purchase Plan	7,686	7,416
Payment of employee taxes related to vested restricted stock units	(7,943)	(4,833)
Principal paid on finance lease	(821)	(665)
Net cash provided by financing activities	9,459	31,427
Effect of exchange rate changes on cash and cash equivalents	1,617	(93)
Net (decrease) increase in cash, cash equivalents and restricted cash	(72,279)	5,553
Cash, cash equivalents and restricted cash at beginning of period	174,359	99,323
Cash, cash equivalents and restricted cash at end of period	$102,080	$104,876
Supplemental disclosures of cash flow information
Taxes paid, net of refunds	$684	$1,165
Interest paid on convertible senior notes	$-	$3,953
Other interest paid	$3,164	$3,393
Supplemental schedule of noncash investing and financing activities
Contingent consideration acquired	$7,700	$-
Convertible senior notes exchanged for common stock, net of debt issuance costs	$-	$226,676
Purchases of property and equipment included in accounts payable and accrued liabilities	$838	$114

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

As permitted by Form 10-Q and Article 10 of Regulation S-X, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments necessary for the fair presentation of the Company’s financial information contained herein. All such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements. These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2024, which are contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on February 24, 2025. The Company’s results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period.

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

The Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 reflect the Company’s estimates of the impact of the macroeconomic environment, including the impact of inflation, supply shortages or delays, changes in supply and demand, foreign exchange rate fluctuations and other conditions which have led to disruptions in commerce and pricing stability. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of September 30, 2025.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that equate to the amount reported in the condensed consolidated statements of cash flows as of the beginning and end of nine months ended September 30, 2025 (in thousands):

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$98,246	$169,626
Restricted cash	3,834	4,733
Cash, cash equivalents and restricted cash	$102,080	$174,359

The Company’s cash and cash equivalents include cash in readily available checking and money market accounts, as well as certificates of deposit. The Company maintains balances of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid by jurisdiction. The ASU is effective for public business entities’ annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this pronouncement and is evaluating the impact it will have on its upcoming annual filing on Form 10-K for the year ending December 31, 2025; however the Company currently does not believe the adoption will have a material impact on its consolidated financial statements and disclosures for that Form 10-K filing.

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

Note 3. Balance Sheet Details

Short-term Investments

Short-term investments consisted of the following (in thousands):

	At September 30, 2025
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. treasury securities	less than 3	$69,906	$270	$(8)	$70,168
Bank certificates of deposit	less than 2	52,890	55	-	52,945
Commercial paper	less than 1	13,937	6	(1)	13,942
Corporate notes	less than 3	28,298	180	(2)	28,476
Asset-backed securities	less than 3	6,906	16	-	6,922
Municipal bonds	less than 1	3,010	3	-	3,013
Total		$174,947	$530	$(11)	$175,466

	At December 31, 2024
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. treasury securities	less than 3	$115,766	$215	$(90)	$115,891
Bank certificates of deposit	less than 1	5,620	3	-	5,623
Corporate notes	less than 3	16,852	88	(2)	16,938
Asset-backed securities	less than 2	7,824	15	(20)	7,819
Municipal bonds	less than 1	3,010	8	-	3,018
Total		$149,072	$329	$(112)	$149,289

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

The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest expense in the condensed consolidated statements of operations through an allowance for credit losses. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss. Unrealized losses on available-for-sale debt securities as of September 30, 2025 and December 31, 2024 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Further, the Company does not intend to sell these investments prior to maturity and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not record an allowance for credit losses with these investments as of September 30, 2025 and December 31, 2024.

Accounts Receivable, Net

Accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accounts receivable	$106,738	$61,817
Allowance for credit losses	(8,054)	(1,073)
	$98,684	$60,744

Accounts receivable, net increased as of September 30, 2025 compared to December 31, 2024 primarily due to an increased proportion of net sales from iDose TR during 2025 given iDose TR has extended payment terms and higher net sales price per unit than the Company’s other products. The Company’s allowance for credit losses represents management’s estimate of current expected credit losses related to customer receivables. Bad-debt write offs charged during the nine months ended September 30, 2025 were not significant.

Additionally, no singular customer accounted for more than 10% of net accounts receivable as of September 30, 2025 or December 31, 2024.

Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Finished goods	$23,559	$23,667
Work in process	15,754	14,663
Raw material	24,550	19,348
	$63,863	$57,678

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued bonuses	$16,938	$22,025
Accrued payroll taxes	3,982	1,436
Accrued Employee Stock Purchase Plan liability	1,574	2,842
Accrued sales rebates	12,823	7,956
Accrued vacation benefits	5,875	5,530
Other accrued liabilities	26,441	22,310
	$67,633	$62,099

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		At September 30, 2025
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds (i)	$40,832	$40,832	$-	$-
Available for sale securities:
U.S. treasury securities (ii)(v)	85,537	-	85,537	-
Commercial paper (ii)	13,942	-	13,942	-
Bank certificates of deposit (ii)	52,945	-	52,945	-
Corporate notes (ii)	28,476	-	28,476	-
Asset-backed securities (ii)	6,922	-	6,922	-
Municipal bonds (ii)	3,013	-	3,013	-
Investments held for deferred compensation plans (iii)	18,740	-	18,740	-
Total Assets	$250,407	$40,832	$209,575	$-
Liabilities
Deferred compensation plans (iv)	$17,892	$-	$17,892	$-
Contingent consideration (vi)	$9,053	$-	$-	$9,053
Total Liabilities	$26,945	$-	$17,892	$9,053

(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)	Included in deposits and other assets on the condensed consolidated balance sheets.
(iv)	Included in other liabilities on the condensed consolidated balance sheets.
(v)	One U.S. treasury security totaling $15,370 (in thousands) is included in cash and cash equivalents on the consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the consolidated balance sheets.
(vi)	Of the total $9.1 million, $8.7 million and $0.4 million are included in other liabilities and accrued liabilities, respectively on the condensed consolidated balance sheets.

		At December 31, 2024
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets

Cash equivalents:
Money market funds (i)	$69,854	$69,854	$-	$-
Available for sale securities:
U.S. treasury securities (ii)	$115,891	$-	$115,891	$-
Bank certificates of deposit (ii)	5,623	-	5,623	-
Corporate notes (ii)	16,938	-	16,938	-
Asset-backed securities (ii)	7,819	-	7,819	-
Municipal bonds (ii)	3,018	-	3,018	-
Investments held for deferred compensation plans (iii)	14,741	-	14,741	-
Total Assets	$233,884	$69,854	$164,030	$-
Liabilities
Deferred compensation plans (iv)	$14,640	$-	$14,640	$-
Contingent consideration (iv)	$1,585	$-	$-	$1,585
Total Liabilities	$16,225	$-	$14,640	$1,585
(i)	Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the condensed consolidated balance sheets.
(ii)	Included in short-term investments on the condensed consolidated balance sheets.
(iii)	Included in deposits and other assets on the condensed consolidated balance sheets.
(iv)	Included in other liabilities on the condensed consolidated balance sheets.

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

The Company’s acquisitions may include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on significant inputs not observable in the market, which include the present value of the contingent payments to be made using a Monte Carlo simulation model, computation of net sales volatility, discount rates derived using internal rate of return analysis, the probability and timing of achieving certain future milestones, and to a lesser extent, Glaukos’ credit rating. Contingent consideration represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes a market participant would make. The Company assesses these estimates on an ongoing basis as it obtains additional data impacting the assumptions. Should actual results increase or decrease as compared to the assumptions used in the analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Any changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within other income (expense), net in the condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024 the contingent consideration liability was $9.1 million and $1.6 million, respectively. As of September 30, 2025, the balance included the contingent consideration liability related to the Mobius Agreement.

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

Land, buildings, site improvements and tenant improvements are recorded and stated at cost and, except for land, are amortized using the straight-line method over the estimated remaining useful life of the assets, which is 30.0 years for the building, 20.0 years for site improvements and an average of approximately 2.2 years for tenant improvements.

The lease income and related lease expense associated with the four aforementioned leases are recorded within other (expense) income, net within the accompanying condensed consolidated statements of operations and is not significant during the three months ended September 30, 2025 and will not be material for the full year ending December 31, 2025.

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

The Company’s Aliso Facility is one property containing three existing office buildings, comprising approximately 160,000 rentable square feet of space, and which is accounted for as a finance lease. The term of the Aliso Facility commenced on April 1, 2019 for expense recognition and continues for thirteen years. The lease agreement contains an option to extend the lease for two additional five year periods at market rates.

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

The Company’s remaining foreign subsidiaries’ leased office and warehouse space totals less than 35,000 square feet.

The following table presents the maturity of the Company’s operating and finance lease liabilities within the condensed consolidated balance sheets:

Maturity of Lease Liabilities	Operating	Finance
(in thousands)	Leases (a)	Leases (b)
Remainder of 2025	$1,062	$1,345
2026	4,041	5,487
2027	4,316	5,651
2028	4,263	5,821
2029	4,268	5,995
2030	4,254	6,175
Thereafter	40,249	84,341
Total lease payments	$62,453	$114,815
Less: imputed interest	25,495	45,052
Total lease liabilities	$36,958	$69,763
(a)	Operating lease payments include $26.0 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Finance lease payments include $75.8 million related to options to extend lease terms that are reasonably certain of being exercised.

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

The contingent consideration represents the fair value of: (i) potential future net sales-based milestone payments up to $80.0 million based on predetermined measurement periods, and are conditional based on achieving contractually specified net sales thresholds for the Mobius products for the calendar years ending December 31, 2025 through December 31, 2030, and; (ii) future single digit percentage royalty payments based on net sales of the Mobius products to be made for calendar years ending December 31, 2025 through December 31, 2030. As of September 30, 2025, $7.1 million of the contingent consideration liability is included in other liabilities and $0.6 million is included in accrued liabilities in the condensed consolidated balance sheets.

The Company performed a valuation analysis of the fair market value of Mobius’s assets and liabilities as of closing. The following table sets forth an allocation of the Merger Consideration to the identifiable tangible and intangible assets acquired and liabilities assumed, with the excess recorded to goodwill. The allocation of the Merger Consideration as of May 16, 2025 was as follows (in thousands):

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

Note 7. Intangible Assets and Goodwill

Intangible assets

As part of the Mobius Merger, the Company acquired identifiable intangible assets for (i) developed technology related to Mitosol, an ophthalmic formulation of mitomyacin-C, which is often used as an adjunct in late-stage glaucoma filtration procedures, which will be amortized to cost of sales over a weighted-average estimated useful life of approximately 9 years, and (ii) customer relationships, which will be amortized to selling, general and administrative expense over an estimated useful life of 9 years.

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

Effective March 17, 2023, the Company entered into a sales agreement (Sales Agreement) with Celanese Canada ULC (Celanese) under which Celanese will make available and supply to the Company certain raw materials used to create a nanoporous membrane utilized in the iDose TR, and authorized the Company to reference its Drug Master File (DMF) with respect to such raw materials, which is required for the Company to commercialize iDose TR. The term of the Sales Agreement is four years after the iDose TR launch date in February 2024. In exchange for the ability to obtain future raw materials and the rights related to the DMF, the Company is subject to minimum compensation payments over four years of $6.3 million and potential additional royalties based on a percentage of sales of the iDose TR product. The Company recognized an intangible asset related to the minimum compensation payments at fair value of $5.2 million upon the date of acquisition, which was determined to be the iDose TR launch date. As of September 30, 2025, the remaining balance of $4.9 million is included in Intangible assets, net on the condensed consolidated balance sheets and will continue to be amortized to cost of sales over its useful life of four years, which is the initial term of the Sales Agreement. A member of the Celanese board of directors also sits on the board of directors of the Company.

The Company evaluated its indefinite-lived intangible assets for impairment and concluded there were no indicators of impairment as of September 30, 2025.

Goodwill

The assessment of goodwill by reporting unit is performed annually, in the fourth quarter, or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. The Company considered the current and expected future economic and market conditions and its impact on the Company’s reporting unit. Based on interim assessments, the Company did not identify any “triggering” events which would indicate an impairment of goodwill as of September 30, 2025.

The following table presents the composition of the Company’s intangible assets and goodwill (in thousands):

	Weighted-	As of September 30, 2025			As of December 31, 2024
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period (in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Avedro developed technology	11.4	$252,200	$(129,330)	$122,870	$252,200	$(112,762)	$139,438
License	4.0	5,190	(318)	4,872	5,190	(83)	5,107
In place leases	3.8	666	(230)	436	-	-	-
Mobius developed technology and customer relationships	9.0	17,800	(742)	17,058	-	-	-
Intangible assets subject to amortization		275,856	(130,620)	145,236	257,390	(112,845)	144,545

In-process research and development	Indefinite	$118,900	$-	$118,900	$118,900	$-	$118,900

Total		$394,756	$(130,620)	$264,136	$376,290	$(112,845)	$263,445

Goodwill	Indefinite	$66,710	$-	$66,710	$66,134	$-	$66,134

As of September 30, 2025, expected amortization expense for unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Remainder of 2025	$6,354
2026	25,976
2027	26,326
2028	24,325
2029	23,526
Thereafter	38,729
Total amortization	$145,236

Actual amortization expense to be reported in future periods could differ from these estimates as a result of asset impairments, acquisitions, or other facts and circumstances.

Note 8. Revenue from Contracts with Customers

The Company’s net sales are generated primarily from sales of iDose TR, its iStent family of products, Photrexa and associated drug formulations, and royalty income. The Company’s customers are primarily comprised of ambulatory surgery centers, hospitals and physician private practices, with third party distributors being used in certain international locations where the Company currently does not have a direct commercial presence.

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

Revenue is recognized at an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services, and substantially all of the Company’s net sales for the three and nine months ended September 30, 2025 and September 30, 2024 are considered revenue from contracts with customers.

Disaggregation of Revenue

The Company’s revenues disaggregated by product category and geography for the three and nine months ended September 30, 2025 and September 30, 2024 were as follows (in thousands):

	Three Months Ended
	September 30,
	United States		International		Total
	2025	2024	2025	2024	2025	2024

Glaucoma	$80,806	$51,565	$29,443	$24,467	$110,249	$76,032
Corneal Health	20,645	18,452	2,643	2,186	23,288	20,638
Total	$101,451	$70,017	$32,086	$26,653	$133,537	$96,670

	Nine Months Ended
	September 30,
	United States		International		Total
	2025	2024	2025	2024	2025	2024

Glaucoma	$212,216	$143,297	$89,703	$75,836	$301,919	$219,133
Corneal Health	54,824	51,228	7,578	7,621	62,402	58,849
Total	$267,040	$194,525	$97,281	$83,457	$364,321	$277,982

Contract Balances

Contract Assets

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. Payment terms on invoiced amounts are typically between 30 – 60 days for glaucoma and corneal health products, though extended payment terms have been offered as part of the iDose TR commercial launch. However, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of September 30, 2025 and December 31, 2024, substantially all amounts included in accounts receivable, net on the condensed consolidated balance sheets are related to contracts with customers.

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

The Company’s total accrued volume-based rebates and MDRP allowances are included in accrued liabilities on the condensed consolidated balance sheets and estimated rebates accrued were $12.8 million and $8.0 million as of September 30, 2025 and December 31, 2024, respectively, as detailed below:

September 30,
2025
Sales rebate balance, December 31, 2024	$7,956
Current period provision	12,042
Payments and credits	(7,175)
Reserve balance, September 30, 2025	$12,823

During the three and nine months ended September 30, 2025 and September 30, 2024, the Company did not recognize any revenue related to material changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

The Company’s net sales within a fiscal year may be impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year.

Note 9.  Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. For periods when the Company realizes a net loss, no common stock equivalents are included in the calculation of weighted average number of dilutive common stock equivalents as the effect of applying the treasury stock method is considered anti-dilutive. Due to the Company’s net loss position, basic and diluted net loss per share for each of the three and nine months ended September 30, 2025 and September 30, 2024 are the same.

The following potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Convertible senior notes	-	1,025	-	1,025
Stock options outstanding	1,897	2,349	1,965	2,294
Unvested restricted stock units	594	977	745	968
Employee stock purchase plan	2	5	1	2
	2,493	4,356	2,711	4,289

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

Interest expense relating to the Convertible Notes in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 was $0.4 million and $4.6 million related to contractual interest expense, respectively and $0.1 million and $0.7 million related to amortization of debt issuance costs, respectively.

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

Note 11.  Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation related to stock options and RSUs in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of sales	$1,110	$863	$3,151	$2,427
Selling, general and administrative	10,469	9,670	32,455	23,957
Research and development	3,334	3,887	10,312	10,514
Total	$14,913	$14,420	$45,918	$36,898

At September 30, 2025, the total unamortized stock-based compensation expense was approximately $92.3 million, of which $10.8 million and $81.6 million was attributable to stock options and RSUs, respectively. The Company currently issues its annual stock options and RSU grants to eligible employees during the second quarter of each year.

Of the $10.8 million related to stock options, $10.3 million is attributable to time-based stock options and will be recognized over the time-based stock options’ remaining vesting terms of approximately 4.0 years (2.3 years on a weighted average basis). The remaining $0.5 million is attributable to performance-based options and will be recognized over the performance-based stock options’ remaining vesting terms of less than one year (0.5 years on a weighted average basis).

Of the $81.6 million related to RSUs, $80.3 million is attributable to time-based RSUs and will be recognized over the RSUs’ vesting terms of approximately 4.0 years (2.8 years on a weighted-average basis). The remaining $1.3 million is attributable to performance-based RSUs and will be recognized over the performance-based RSUs’ remaining vesting terms of less than two years (0.7 years on a weighted average basis).

The total stock-based compensation cost capitalized in inventory was not significant for the three and nine months ended September 30, 2025 and September 30, 2024.

Note 12.  Income Taxes

For the three and nine months ended September 30, 2025, the Company recorded a provision for income taxes of $0.2 million and $0.8 million, respectively, with an effective tax rate of (1.46)% and (1.52)%, respectively. For the three and nine months ended September 30, 2024, the Company recorded a provision for income taxes of $0.2 million and $0.9 million, respectively. For each of the three and nine months ended September 30, 2025 and September 30, 2024, the provision for income taxes was primarily comprised of state and foreign income tax expense, net of release of uncertain tax positions for which the statute of limitations has expired.

On July 4, 2025, House Resolution 1, commonly referred to as the One Big Beautiful Bill Act (OBBBA) was enacted into law. Key provisions of the OBBBA include the extension and modification of certain provisions of the Tax Cuts and Jobs Act of 2017, changes to bonus depreciation, adjustments to business interest expense limitations, and modifications to the treatment of research and development expenditures. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others becoming effective in 2026. In accordance with ASC 740, the effect of changes in tax rates and laws on deferred tax balances are recognized in the period when the legislation is enacted. The Company has reflected the effect on the OBBBA within the provision for income taxes and the deferred tax balances as of September 30, 2025. The OBBBA did not materially impact the Company's effective tax rate.

Note 13.  Commitments and Contingencies

Secured Letter of Credit

The Company has a letter of credit that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account of approximately $3.8 million as of September 30, 2025 and $4.7 million as of December 31, 2024, respectively. Beginning May 2022 and on each twelve-month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

Executive Deferred Compensation Plan

Pursuant to the Company’s Deferred Compensation Plan, eligible senior level employees are permitted to make elective deferrals of compensation to which he or she will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of COLIs. The fair value of the Deferred Compensation Plan liability, included in other liabilities on the condensed consolidated balance sheets, was approximately $17.9 million and $14.6 million as of September 30, 2025 and December 31, 2024, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the condensed consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $18.7 million and $14.7 million as of September 30, 2025 and December 31, 2024, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net sales	$133,537	$96,670	$364,321	$277,982
Less:
Cost of sales	28,831	22,584	80,043	65,392
Sales, marketing & distribution	40,207	33,491	114,675	104,922
Research & development	26,859	22,340	75,583	60,578
Clinical	11,213	12,406	31,380	39,320
General & administrative	42,792	30,509	122,372	87,241
In-process research and development	-	-	-	14,229
Significant segment expenses	149,902	121,330	424,053	371,682
Interest income	(2,552)	(2,700)	(8,202)	(8,611)
Interest expense	1,175	1,663	3,489	8,468
Charges associated with convertible senior notes	-	-	-	18,012
Other expense (income), net	1,009	(2,391)	(1,793)	338
Income tax provision	234	177	808	885
Net loss	$(16,231)	$(21,409)	$(54,034)	$(112,792)

	Property and equipment, net		Depreciation and amortization		Capital expenditures
	September 30,	December 31,	Nine Months September 30,		Nine Months September 30,
	2025	2024	2025	2024	2025	2024

United States	$110,753	$97,726	$25,891	$26,884	$4,678	$4,523
International	191	141	38	26	74	-
Total	$110,944	$97,867	$25,929	$26,910	$4,752	$4,523

Note 15. Subsequent Event

On October 20, 2025, the Company announced U.S. FDA approval for Epioxa indicated for the treatment of keratoconus. Epioxa represents an advancement in keratoconus care, offering an incision-free alternative to traditional corneal cross-linking procedures. Epioxa is the first U.S. FDA-approved, incision-free, topical drug therapy that does not require removal of the corneal epithelium and is designed to eliminate the pain associated with epithelium removal, streamline the procedure, and minimize recovery. The Company announced plans to begin commercializing Epioxa in the first quarter of 2026.

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

Financial Overview

The most important financial indicators that we use to assess our business are net sales, gross margin, operating expenses, and cash on hand.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Net sales	$133,537	$96,670	$364,321	$277,982
Gross margin	78%	77%	78%	76%
Operating expenses	$121,071	$98,746	$344,010	$306,290

	September 30,	December 31,
	2025	2024
Cash, cash equivalents, short-term investments and restricted cash	$277,546	$323,648

Please see Results of Operations and Liquidity and Capital Resources below for a detailed discussion of each of the above items including analysis of the fluctuations from year to year.

We incurred net losses for the three and nine months ended September 30, 2025 of $16.2 million and $54.0 million, respectively, and incurred net losses of $21.4 million and $112.8 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $799.5 million.

Recent Developments

On October 20, 2025, we announced U.S. FDA approval for Epioxa indicated for the treatment of keratoconus. Epioxa represents an advancement in keratoconus care, offering an incision-free alternative to traditional corneal cross-linking procedures. Epioxa is the first FDA-approved, incision-free, topical drug therapy that does not require removal of the corneal epithelium and is designed to eliminate the pain associated with epithelium removal, streamline the procedure, and minimize recovery. We announced plans to begin commercializing Epioxa in the first quarter of 2026.

In June 2025, we received European Union (EU) Medical Device Regulation (MDR) certification for our iStent family of products, including the iStent infinite and the iStent inject W. We also received certification for our iStent products under the United Kingdom’s Medical Device Regulation. We commenced some commercial launch activities in certain of our key EU markets in the third quarter of 2025.

On May 16, 2025, pursuant to a definitive agreement and plan of merger (Mobius Agreement), we acquired all of the outstanding equity interests in Mobius Therapeutics, LLC (Mobius) for $12.4 million, net of cash acquired (Mobius Merger). Pursuant to the Mobius Agreement, we also agreed to pay the former Mobius equityholders contingent consideration in the form of single-digit royalty payments based on net sales of Mobius products for a period of four years, and additional performance-based payments of up to $80.0 million in aggregate upon the achievement of certain net sales milestones with respect to such Mobius products. Mobius’ lead product, Mitosol, is the only FDA-approved ophthalmic formulation of mitomycin-C, which is often utilized as an adjunct in late-stage glaucoma filtration procedures.

On April 4, 2025, we purchased certain real property consisting of an approximately 40,000 square foot, two-story building, located in Aliso Viejo, California (Aliso Building) and adjacent to our existing Aliso Viejo, California corporate headquarters (Aliso Facility). We paid a purchase price of $16.6 million for the Aliso Building, which is currently occupied by several tenants whose leases, which were assumed by us, run through 2029. The Aliso Building provides us with future expansion opportunities and potentially reduces future capital expenditures associated with construction of an additional building as part of the Aliso Facility.

Market and Business Update

Impact of the Current Global Economic Environment

As a result of the ongoing macroeconomic conditions, global and regional economies have continued to experience varying levels of inflation, supply shortages or delays, changes in supply and demand, foreign exchange rate fluctuations, new or increased tariffs, and other conditions that have led to disruptions in commerce and pricing stability. Additionally, some of our vendors are continuing to experience supply challenges, both in the acquisition of raw materials as well as due to labor shortages and other disruptions. These challenges have occasionally led to longer lead times and delays of certain components needed for the manufacture of our products, in some cases requiring us to find alternative sources for materials. As a result of these supply chain challenges and ongoing inflationary pressures, we have experienced higher costs for certain components and raw materials. While these supply challenges have generally stabilized over the course of 2025, if these supply issues persist or worsen in the future, they could impact our gross margins, our ability to ship some of our products to our customers, or bring some of our pipeline products to market, in a timely manner.

The U.S. government recently announced tariffs on product imports from certain countries, including higher tariff levels on those imported from Canada, Mexico and China. These actions have resulted, and are expected to further result, in retaliatory measures on U.S. goods by those countries and others. While we believe our exposure to these tariffs and the potential escalation of trade disputes is limited as we primarily source our raw materials and product components from the U.S., these tariffs, or the introduction of new or higher tariffs in other countries, could pose a risk to our business, or the businesses of our customers, that could affect our net sales and cost of sourcing materials. In addition, the U.S. government shutdown that started on October 1, 2025 and continues as of the date of this report has impacted certain regulatory agencies, such as the U.S. FDA. Significant changes to operations at or the funding of such regulatory agencies could cause decreases in staff who are able to provide reimbursement services or changes in policy and enforcement priorities. Hospitals, ambulatory surgery centers and other health care providers may not purchase our products if they do not receive adequate reimbursement from third-party payors for procedures using our products. We have not yet experienced an adverse impact on our business operations due to this shutdown, but if it continues for a prolonged period of time, or if a widespread freeze on federal funding occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or negatively affect sales of our products. We will continue to evaluate the impacts of tariffs and government shutdowns on our business and results of operations.

The effects of foreign currency fluctuations are most notably experienced in our international glaucoma business. Our annual growth rate of net sales of our international glaucoma franchise for the three and nine months ended September 30, 2025 were positively affected by approximately 330 and 120 basis points, respectively, primarily related to the Euro and Japanese yen. For the three and nine months ended September 30, 2024, net sales of our international glaucoma business were negatively impacted by approximately 20 and 210 basis points, respectively, primarily related to the Japanese Yen.

Developments Impacting Reimbursement Rates and Coverage

In the U.S., healthcare providers use separate billing codes to report the provision of medical procedures and use of supplies to third-party payors, such as government programs or private insurance, and seek reimbursement for all or a portion of those costs. Physician fee payment rates for procedures covered by temporary Current Procedural Terminology (CPT) codes in the Medicare Fee for Service setting, such as a standalone trabecular micro-bypass procedure utilizing the iStent infinite, along with the procedural component of iDose TR, are set by the multi-state, regional contractors, or Medicare Administrative Contractors (MACs), of which there are currently seven, that are responsible for administering Medicare claims. MACs have in the past, and may in the future, change coverage terms, and there can be no assurance that coverage and adequate reimbursement will be obtained from, or maintained by, the MACs.

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

The unique, permanent Healthcare Common Procedure Coding System (HCPSC) J-code for iDose TR, indicated for the reduction of intraocular pressure in patients with open-angle glaucoma or ocular hypertension, J7355, became effective July 1, 2024. J-codes are used by U.S. government and commercial payers, to streamline the billing and reimbursement process for procedural pharmaceuticals administered by a healthcare professional, such as iDose TR. In addition to the J-code, on March 21, 2024, CMS assigned the temporary CPT codes that are designed to be used to cover the procedural component of iDose TR, 0660T and 0661T, to ambulatory payment classification 5492 (Level 2 Intraocular Procedures), retroactively effective as of January 1, 2024. As of September 30, 2025, the professional fees associated with an iDose TR procedure have been published by four of the seven MACs.

Now that Epioxa, our new CXL procedure, has been approved by the U.S. FDA, reimbursement will mostly involve updates to third-party commercial insurance policies as the vast majority of patients who are diagnosed with, and then treated for, keratoconus are below the Medicare age. Therefore, the procedural component of Epioxa will be covered by a temporary Category III CPT code, 0402T. Next, we will apply for a permanent HCPCS J-Code for Epioxa and we will seek coverage by third-party commercial payers. The professional fees associated with the CXL procedure will be determined by each payer. Coverage and reimbursement can differ significantly from payer to payer, and payers can change or deny coverage for new or existing products without notice.

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

CMS physician fee payment rate decreases, along with the finalization in late 2024 of recent LCDs issued by five of the seven MACs, have disrupted traditional customer ordering patterns and may have resulted in certain of our customers’ utilization of competitive products, which has reduced U.S. Glaucoma sales volumes of our iStent family of products used in conjunction with cataract surgery in each of the three and nine months ended September 30, 2025 and September 30, 2024. Additionally, the royalty income we received pursuant to a settlement agreement entered into during 2021 with Ivantis, Inc. (acquired by Alcon in 2022) relating to sales of the Hydrus® Microstent contractually expired on April 26, 2025.

Our corneal health net sales have experienced sporadic headwinds in recent years due to U.S. commercial payer volatility, as well as the impact of revenue adjustments related to the Company’s entry into the Medicaid Drug Rebate Program (MDRP) in the first quarter of 2024.

The approval of Epioxa provides keratoconus patients and the ophthalmic community with the first FDA-approved, surgery free, topical drug therapy catalyzed by oxygen and light that does not require the removal of the corneal epithelium, the outermost layer of the front of the eye. Because Epioxa is designed to preserve the corneal epithelium, streamline the procedure, improve patient comfort and shorten recovery time, we anticipate some potential disruption within our U.S. Corneal Health franchise as the market transitions from Photrexa to Epioxa following its approval and as we prepare for our planned controlled commercial launch in the first quarter of 2026.

Additionally, we have received a Prescription Drug User Fee Act (PDUFA) date of January 2026 relating to our supplemental new drug application (NDA) filed with the FDA for the re-administration of iDose TR to patients who have previously received an iDose TR implant. There can be no assurance that we will receive approval of this supplemental NDA.

For additional information, see the section titled Risks Related to Our Business within Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Components of Results of Operations

Net Sales

Our net sales are generated primarily from sales of iDose TR, our iStent family of products, Photrexa and other associated drug formulations, and our proprietary bioactivation systems. Customers are primarily comprised of ambulatory surgery centers, hospitals, and physician private practices, with independent distributors being used in certain international locations where we currently do not have a direct commercial presence. We currently operate in one operating and reportable segment and our primary business activity is the development and commercialization of therapies across several end markets within ophthalmology.

We sell the majority of our products through a direct sales organization in the United States. Internationally, we sell our products primarily through direct sales subsidiaries and through independent distributors in certain countries in which we do not have a direct presence or only maintain a modest commercial presence. The primary end-user customers for our products are surgery centers, hospitals and physician private practices.

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

Cost of sales includes amortization of the $252.2 million and $17.8 million developed technology intangible assets recorded as a result of our acquisitions of Avedro, Inc. (Avedro) and Mobius, respectively, and our sales agreement with Celanese Canada ULC (Celanese Agreement). For the three months ended September 30, 2025 and September 30, 2024, the amortization expense was $6.1 million and $5.5 million, respectively, and for the nine months ended September 30, 2025 and September 30, 2024, amortization expense was $17.5 million and $16.6 million, respectively.

Our future gross profit as a percentage of net sales, or gross margin, will be impacted by numerous factors including commencement of sales of new products currently in our pipeline, or any other future products, which may have higher pricing, or conversely, higher product costs. Our gross margin will also be affected by manufacturing or supply chain costs, disruptions or inefficiencies that we may experience as we attempt to manufacture our products on a larger scale, manufacture new products and change our manufacturing capacity, processes, or output. Additionally, our gross margin will continue to be affected by amortization of Avedro and Mobius developed technology and Celanese Agreement intangible assets, the impact of rebates and allowances associated with government and commercial programs and by royalty expenses on current or future products associated with various licensing agreements. Our gross margin in future periods may also be impacted by other factors adversely affecting our net sales in future periods such as the impact of government pricing programs and reductions of payment rates for certain of our products and related services, and inflationary pressures.

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

SG&A expenses also included amortization of the $14.1 million and $0.4 million customer relationships intangible assets recorded as a result of our acquisitions of Avedro, Inc. (Avedro) and Mobius, respectively, as well as the $0.7 million in-place lease intangible asset from the Aliso Building acquisition. During the three months ended September 30, 2025, amortization expense was $0.3 million. The Avedro intangible asset was fully amortized as of December 31, 2024, and such amortization expense was $0.7 million and $2.1 million for the three and nine months ended September 30, 2024.

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

Non-Operating Income (Expense), Net

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

Income Taxes

Our tax provision is primarily comprised of state and foreign income taxes, offset by release of uncertain tax positions for which the statute of limitations has expired. Our net deferred tax liability of $6.9 million at September 30, 2025 primarily represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets. We continue to provide a full valuation allowance against our other net deferred tax assets.

We record reserves for uncertain tax positions where we believe the ability to sustain the tax position does not reach a more likely than not threshold.

Results of Operations

Comparison of Three Months Ended September 30, 2025 and September 30, 2024 (in thousands):

	Three Months Ended
	September 30,		% Increase
(dollars in thousands)	2025	2024	(decrease)
Statements of operations data:
Net sales	$133,537	$96,670	38%
Cost of sales	28,831	22,584	28%
Gross profit	104,706	74,086	41%
Operating expenses:
Selling, general and administrative	82,999	64,000	30%
Research and development	38,072	34,746	10%
Total operating expenses	121,071	98,746	23%
Loss from operations	(16,365)	(24,660)	(34)%
Total non-operating income, net	368	3,428	(89)%
Income tax provision	234	177	32%
Net loss	$(16,231)	$(21,409)	(24)%

Net Sales

Net sales for the three months ended September 30, 2025 and September 30, 2024 were $133.5 million and $96.7 million, respectively, increasing by approximately 38% primarily related to the factors listed below.

Net sales of glaucoma products in the United States were $80.8 million and $51.6 million for the three months ended September 30, 2025 and September 30, 2024, respectively, increasing by 57%. This increase is primarily due to higher volume of sales of iDose TR, which has a higher net sales price than our other products, partially offset by lower volumes sold of our iStent family of products primarily due to the MIGS restrictions associated with the final LCDs issued by the five MACs as described above in the Market and Business Update section.

International sales of glaucoma products for the three months ended September 30, 2025 and September 30, 2024 were $29.4 million and $24.5 million, respectively, increasing by 20%. The increase in international sales reflects continued broad-based growing volume in many key international markets for glaucoma procedures, primarily the United Kingdom, Japan, France, and Germany, the dollar-based results of which were modestly affected by favorable foreign exchange rates, primarily related to the Euro and Japanese Yen, during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.

Net sales of corneal health products were $23.3 million and $20.6 million for the three months ended September 30, 2025 and September 30, 2024, respectively, increasing by 13%. Of the $2.7 million increase in net sales generated by our corneal health products, $2.4 million related to U.S. net sales of Photrexa using direct sales operations, which was positively impacted by higher realized average sales prices of Photrexa along with slight increases in sales to existing customers and new account starts, partially offset by accrued rebates related to the impact of our participation in MDRP. Our net sales of iLink devices in the U.S. remained consistent for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Our international corneal health sales increased $0.5 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Cost of Sales

Cost of sales for the three months ended September 30, 2025 and September 30, 2024 were $28.8 million and $22.6 million, respectively, reflecting an increase of approximately $6.2 million that is generally proportionate to the increase in net sales for the corresponding period, as well as from contributions from increased iDose TR production volumes and iDose TR net sales. Our gross margin was 78% for three months ended September 30, 2025 and 77% for the three months ended September 30, 2024.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended September 30, 2025 and September 30, 2024 were $83.0 million and $64.0 million, respectively, reflecting an increase of $19.0 million or 30%.

Of the total $19.0 million increase in SG&A expenses for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, $4.1 million related to increased compensation and related employee costs, the majority of which was associated with stock-based compensation related to certain performance equity awards that were achieved during the quarter. The residual increase primarily relates to enhancements of various customer and patient support functions, our business intelligence function, and growth in our commercial infrastructure in glaucoma and corneal health, along with increased travel, meetings and accompanying costs as business activities have expanded.

The remaining increase of $14.6 million primarily relates to discretionary expenses supporting the above personnel growth as well as our ongoing administrative operations, inclusive of information technology, facilities, and allocated expenses; as well as reserves for accounts receivable, which are objectively calculated based on our accounts receivable reserve methodology.

Research and Development Expenses

R&D expenses for the three months ended September 30, 2025 and September 30, 2024 were $38.1 million and $34.7 million, respectively, reflecting an increase of $3.3 million or 10%.

During the three months ended September 30, 2025, we incurred $26.9 million in core R&D expenses and $11.2 million in clinical expenses, comprised of $22.3 million in compensation and related employee expenses with the remaining $15.5 million spent on the continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as next generation iDose products; Epioxa; and our earlier stage programs for glaucoma, corneal, retinal and other therapeutic investments. For the three months ended September 30, 2024, we incurred $22.3 million in core R&D expenses and $12.4 million in clinical expenses, comprised of $20.4 million in compensation and related employee expenses with the remaining $14.3 million spent on the above-mentioned programs.

Non-Operating Income (Expense), Net

We had non-operating income, net of $0.4 million and $3.4 million for the three months ended September 30, 2025 and September 30, 2024, respectively. The change primarily relates to a change in unrealized foreign currency amounts recognized of approximately $4.2 million due to intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates, as compared to the three months ended September 30, 2024, partially offset by a decrease of $0.5 million in interest expense on our Convertible Notes.

Income Tax Provision

Our effective tax rate for the third quarter of 2025 and 2024 was (1.46)% and (0.83)%, respectively. For each of the three months ended September 30, 2025 and September 30, 2024, we recorded a provision for income taxes of $0.2 million which was primarily comprised of state and foreign income tax expense, offset by release of uncertain tax positions for which the statute of limitations has expired.

Comparison of Nine Months Ended September 30, 2025 and September 30, 2024 (in thousands):

	Nine Months Ended
	September 30,		% Increase
(dollars in thousands)	2025	2024	(decrease)
Statements of operations data:
Net sales	$364,321	$277,982	31%
Cost of sales	80,043	65,392	22%
Gross profit	284,278	212,590	34%
Operating expenses:
Selling, general and administrative	237,047	192,163	23%
Research and development	106,963	99,898	7%
Acquired in-process research and development	-	14,229	(100)%
Total operating expenses	344,010	306,290	12%
Loss from operations	(59,732)	(93,700)	(36)%
Total non-operating income (expense), net	6,506	(18,207)	NM
Income tax provision	808	885	(9)%
Net loss	$(54,034)	$(112,792)	(52)%

Net Sales

Net sales for the nine months ended September 30, 2025 and September 30, 2024 were $364.3 million and $278.0 million, respectively, increasing by approximately 31% primarily related to the factors listed below.

Net sales of glaucoma products in the United States were $212.2 million and $143.3 million for the nine months ended September 30, 2025 and September 30, 2024, respectively, increasing by 48%. This increase is primarily due to higher volumes sold of iDose TR, which has a higher net sales price than our other products, partially offset by lower volumes sold of our iStent family of products primarily due to the MIGS restrictions associated with the final LCDs issued by the five MACs as described above in the Market and Business Update section.

International sales of glaucoma products for the nine months ended September 30, 2025 and September 30, 2024 were $89.7 million and $75.8 million, respectively, increasing by 18%. The increase in international sales reflects continued broad-based growing volume in many key international markets for glaucoma procedures, most notably from France, Japan, and the United Kingdom, the dollar-based results of which were modestly affected by favorable foreign exchange rates, primarily related to the Euro and Japanese Yen, during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

Net sales of corneal health products were $62.4 million and $58.8 million for the nine months ended September 30, 2025 and September 30, 2024, respectively, increasing by 6%. Of the $3.6 million increase in net sales generated by our corneal health products, $3.8 million related to an increase in U.S. net sales of Photrexa using direct sales operations, which was positively impacted by higher realized average sales prices of Photrexa along with increases in sales to existing customers and new account starts, partially offset by accrued rebates related to the impact of our participation in the MDRP. Our sales of iLink devices decreased $0.2 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Cost of Sales

Cost of sales for the nine months ended September 30, 2025 and September 30, 2024 were $80.0 million and $65.4 million, respectively, reflecting an increase of approximately $14.7 million that is proportionate to the increase in net sales for the corresponding period, as well as from contributions from increased iDose TR production volumes. Our gross margin was 78% and 76% for the nine months ended September 30, 2025 and September 30, 2024, respectively.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2025 and September 30, 2024 were $237.0 million and $192.2 million, respectively.

Of the total $44.9 million increase in SG&A expenses for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, $17.1 million related to increased compensation and related employee costs, with $6.0 million of the incremental amount related to an increase in stock-based compensation expense. This increase primarily relates to enhancements of various customer and patient support functions, our business intelligence function, and growth in our commercial infrastructure in glaucoma and corneal health, along with increased travel, meetings and accompanying costs as business activities have expanded.

The remaining increase of $27.5 million primarily relates to discretionary expenses supporting the above personnel growth as well as our ongoing administrative operations, inclusive of information technology, facilities and allocated expenses, as well as reserves on our accounts receivable.

Research and Development Expenses

R&D expenses for the nine months ended September 30, 2025 and September 30, 2024 were $107.0 million and $99.9 million, respectively.

During the nine months ended September 30, 2025, we incurred $75.6 million in core R&D expenses and $31.4 million in clinical expenses, comprised of $67.4 million in compensation and related employee expenses with the remaining $39.3 million spent on the continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as next generation iDose products; Epioxa; and our earlier stage programs for glaucoma, corneal, retinal and other therapeutic investments. For the nine months ended September 30, 2024, we incurred $60.6 million in core R&D expenses and $39.3 million in clinical expenses, comprised of $59.1 million in compensation and related employee expenses with the remaining $40.8 million spent on the above-mentioned programs.

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

Non-Operating Income (Expense), Net

We had non-operating income, net of $6.5 million and non-operating expense, net of $18.2 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. The change primarily relates to a decrease of $18.0 million of expense related to our June 2024 Convertible Notes exchange, a decrease of $5.0 million in interest expense on our Convertible Notes, and a change in unrealized foreign currency amounts recognized of approximately $1.4 million due to intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates, as compared to the three months ended September 30, 2024.

Income Tax Provision

Our effective tax rate for the nine months ended September 30, 2025 and September 30, 2024 was (1.52)% and (0.79)%, respectively. For the nine months ended September 30, 2025 and September 30, 2024, we recorded a provision for income taxes of $0.8 million and $0.9 million, respectively, which was primarily comprised of state and foreign income tax expense, offset by release of uncertain tax positions for which the statute of limitations has expired.

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

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$98,246	$169,626
Short-term investments	175,466	149,289
Accounts receivable, net	98,684	60,744
Inventory	63,863	57,678
Accounts payable	19,883	13,026
Accrued liabilities	67,633	62,099
Working capital (1)	367,252	374,667
(1)	Working capital consists of total current assets less total current liabilities per our condensed consolidated balance sheets.

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

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

As of September 30, 2025, our cash, cash equivalents and short-term investments totaled approximately $273.7 million and our restricted cash totaled approximately $3.8 million.

Cash Flow used in Operations

For the nine months ended September 30, 2025, our operating activities used $21.6 million in net cash.

Short-term Liquidity Requirements

Our short-term liquidity requirements primarily consist of regular operating costs, R&D project funding, capital expenditures as we continue the development of our manufacturing facilities and office spaces, operating and financing lease obligations, government rebate obligations, and other firm purchase commitments. As of September 30, 2025, we had net working capital of $367.3 million, which indicates that our current assets are sufficient to cover our short-term liabilities.

Long-term Liquidity Requirements

Our long-term liquidity requirements primarily consist of capital expenditures for the continued development of our manufacturing facilities and office spaces, potential future payments related to our licensing agreements and acquisitions, and firm purchase commitments. As demand grows for our products, we will continue to expand global operations to meet demand through investments in our manufacturing capabilities. To that end, we entered into agreements with the city of Huntsville, Alabama that provide the opportunity to develop a new 200,000 square foot R&D and manufacturing facility, which is anticipated to result in more than $80.0 million in capital expenditures over the multi-year project. We expect construction to begin in 2026.

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

The following table is a condensed summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(21,632)	$(61,825)
Investing activities	(61,723)	36,044
Financing activities	9,459	31,427
Exchange rate changes	1,617	(93)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(72,279)	$5,553

At September 30, 2025, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the nine months ended September 30, 2025 and September 30, 2024, our operating activities used $21.6 million and $61.8 million of net cash, respectively.

For the nine months ended September 30, 2025, our net cash used in operating activities reflected our net loss of $54.0 million, adjusted for non-cash items of $78.3 million, primarily consisting of stock-based compensation expense of $45.9 million, depreciation of $8.2 million, amortization of intangible assets of $17.8 million, noncash lease expense of $3.2 million, other liabilities of $1.1 million, allowance for doubtful accounts of $7.3 million, and amortization of premium on short-term investments of $2.7 million. Additionally, changes in operating assets and liabilities resulted in a net use of cash of $45.9 million, which resulted primarily from an increase in accounts receivable of $42.8 million primarily due to increased iDose TR sales during the nine months ended September 30, 2025 given iDose TR sales have extended terms, an increase in accounts payable and accrued liabilities of $7.0 million, an increase in inventory of $3.7 million, an increase in other assets of $1.3 million, and an increase in prepaid expenses and other current assets of $5.8 million.

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

Investing Activities

In the nine months ended September 30, 2025 and September 30, 2024 our investing activities used $61.7 million and provided $36.0 million of net cash, respectively.

For the nine months ended September 30, 2025, we used cash of approximately $192.1 million for purchases of short-term investments, approximately $16.6 million related to the purchase of certain real property consisting of land, a building and certain assumed leases, approximately $12.4 million related to the Mobius Merger, approximately $4.8 million for purchases of property and equipment, primarily related to our facilities in Aliso Viejo, California; and San Clemente, California; approximately $4.0 million related to investments in company-owned life insurance, and $0.8 million in other investing activities and we received cash of approximately $169.0 million from sales and maturities of short-term investments.

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

Financing Activities

In the nine months ended September 30, 2025 and September 30, 2024, our financing activities provided $9.5 million and $31.4 million of net cash, respectively.

For the nine months ended September 30, 2025, we received $18.2 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan, used $7.9 million for payment of employee taxes related to restricted stock unit vesting and paid $0.8 million in principal on our finance lease.

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

Material Cash Requirements

With the exception of the cash used for the property and building purchase, and the business combination, both previously described in “Recent Developments”, there have been no significant changes to our material cash requirements, including commitments for capital expenditures and known contractual and other obligations, as of September 30, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 24, 2025.

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

There have been no material changes to our critical accounting policies and estimates as disclosed therein, during the three and nine months ended September 30, 2025, as compared with those disclosed in our Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our third fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item IA of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, which was filed with the United States (U.S.) Securities and Exchange Commission (SEC) on August 4, 2025 (Quarterly Report). These risks and uncertainties are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements preceding Part I, Item 1 in this Quarterly Report on Form 10-Q.

Other than the update of certain risk factors listed under “Risks Related to Our Business” below with respect to risks regarding the commercial success of our newly commercialized products, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in the Quarterly Report.

Risks Related to Our Business

The commercial success of our iDose TR and Epioxa products is dependent upon multiple factors, the failure of any one of which could materially impact the prospects of these products and our business.

Our iDose TR travoprost intracameral implant was approved for sale in the U.S. by the FDA in December 2023 and we began commercializing the product in a controlled manner in February 2024. In October 2025, the FDA approved Epioxa, an innovation in keratoconus care, offering an incision-free alternative to traditional corneal cross-linking procedure, which the Company plans to begin commercializing in early 2026. The ultimate commercial success of these products will depend upon a number of factors, including physician training on and adoption of their use, establishment of consistent reimbursement, our ability to manufacture product in volumes sufficient to meet customer demand, marketing in compliance with label restrictions, satisfactory patient outcomes, particularly as we continue our commercial launch, product pricing, duration of efficacy, and the availability and maintenance of commercial payor coverage and adequate reimbursement for the product. Our failure to successfully commercialize the iDose TR or Epioxa based upon these or other factors could materially adversely impact our net sales, our business, our stock price or our financial condition.

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

Additionally, the U.S. government shutdown that started on October 1, 2025 and continues as of the date of this report has impacted certain regulatory agencies, such as the U.S. FDA. Significant changes to operations at or the funding of such regulatory agencies could cause decreases in staff or changes in policy and enforcement priorities. Hospitals, ambulatory surgery centers and other health care providers may not purchase our products if reductions in agency staffing results in adequate reimbursement from third-party payors for procedures using our products. If this shutdown continues for a prolonged period of time, or if a widespread freeze on federal funding occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or negatively affect sales of our products.

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

If the supply and/or manufacture of our principal revenue-producing products, the iStent family of products, our Photrexa therapies, or the iDose TR, or our recently-approved Epioxa therapies, is materially disrupted, it may adversely affect our ability to manufacture products and could reduce our gross margins and negatively impact our operating results.

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

Our corneal health Photrexa therapies, and our Epioxa pharmaceutical therapies, which were approved by the FDA in October 2025, are produced by a small number of contract manufacturing organizations. The systems that bio-activate our Photrexa and Epioxa therapies are primarily manufactured in Burlington, Massachusetts. Any material disruption to the manufacture of these corneal health products could also adversely affect our operating results and clinical efforts.

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

Since the Company’s inception in 1998, we have incurred significant operating losses. Although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations in the future. As of September 30, 2025, we had an accumulated deficit of approximately $799.5 million, principally comprised of costs incurred in our clinical trials, R&D programs, our selling, general and administrative expenses, and from amortization expense related to our acquired developed technology intangible assets included in cost of sales. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering, the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities, cash generated from commercial operations and the issuance of the Company’s 2.75% convertible notes due 2027 (Convertible Notes), which were fully exchanged, converted or redeemed in 2024. Our operations to date have been, and our future growth and success will be, impacted by our ability to expand our business, including the success of our marketing and sales efforts, our timely satisfaction of regulatory requirements, and our overall ability to maintain a competitive position. To implement our global business strategies we have made, and expect to continue to make, significant investments in R&D activities, clinical studies, expanding our manufacturing capabilities, growing our sales and marketing organization, engaging in market access activities, enforcing and defending our intellectual property rights, acquiring companies or in-license products and intellectual property, building our general and administrative infrastructure, and obtaining regulatory clearance or approval to commercialize our pipeline product globally and expand our existing products into international markets or products We expect our expenses will continue to increase as we pursue these objectives. While we believe we have sufficient cash to fund our operations for at least the next 12 months from the date our condensed consolidated financial statements for the quarter ended September 30, 2025 are made publicly available, our ability to reach sustained profitability and generate positive cash flow in the future is highly uncertain.

Additionally, our net sales have in the past and may in the future experience volatility due to a number of factors, many of which are beyond our control, including, among other things, fluctuating demand, pricing pressures applicable to our products, changes in foreign currency exchange rates, Medicare payment rates established by U.S. Centers for Medicare & Medicaid Services (CMS) or Medicare Administrative Contractors (MACs) or changes in such rates or coverage, commercialization of our new products, the marketing of competitive products, transition-related sales disruptions when introducing new products, results of clinical research and trials, regulatory approval requirements and timings, legislative changes affecting our products, variances in the sales terms, an increase in demand for our patient assistance and/or free drug programs, supply chain and inventory management, shortage or increased cost of raw materials, seasonality in the timing or volume of customer orders, the length of our sales cycle, and reductions in revenue associated with our participation in Medicaid Drug Rebate Program (MDRP), which varies and may be unpredictable. For example, certain local coverage determinations (LCDs) finalized by five of the seven MACs in November 2024 that confirm non-coverage for surgical MIGS procedures in combination with other surgical MIGS procedures disrupted traditional customer ordering patterns and may have adversely impacted U.S. Glaucoma sales in 2024, 2025, and into the future. As a result, you should not rely solely on our results in any past period as an indication of future results and you should anticipate that fluctuations in our quarterly and annual operating results may continue and could generate volatility in the price of our common stock. We believe that quarterly comparisons of our financial results should not be relied upon as an indication of our future performance.

Our success depends on our ability to continue to generate sales of our commercialized products and develop and commercialize additional products, which we may not be able to accomplish.

Our primary sales-generating commercial products have been the iStent, the iStent inject and its successor, the iStent inject W, as well as our Photrexa therapies, which we acquired in connection with our acquisition of Avedro, Inc. (Avedro) in 2019. While we expect to continue to derive a significant portion of our net sales from the iStent, the iStent inject models, the iStent infinite and the Photrexa therapies, as well as our iDose TR product, which was approved by the FDA in December 2023 and which we began commercializing in a controlled manner in February 2024 and our Epioxa therapies, which were approved by the FDA in October 2025 and which we plan to begin commercializing in a controlled manner in early 2026, it is important that we continue to build a more complete product offering. Developing additional products is expensive and time-consuming. Our research programs may fail to yield product candidates for clinical development despite showing initial promise. If we are unable to successfully commercialize additional products, our business prospects would be materially affected. Even if we are successful in developing our additional pipeline products, the success of our new product offerings is inherently uncertain and our products, or the expansion of labeling of our products, may not receive regulatory approval, may receive approval that requires restrictive labeling, may not be profitable, or may be subject to transition-related sales disruptions when we introduce new products that are intended to replace or supersede our existing commercial products. Any current or new products could also quickly be rendered obsolete by changing customer preferences, third party payor reimbursement levels, or the introduction of competing products that (i) embody superior technologies, features, safety, quality or efficacy, (ii) reflect a broader label indication, or (iii) are available at lower prices. Our competitors include large publicly traded companies or divisions thereof and have more resources, greater name recognition, longer operating histories, more established relationships with healthcare professionals, customers and third-party payors, broader products lines, more established sales and marketing programs and distribution networks, and greater experience in obtaining regulatory clearance or approval. Additionally, the period of orphan drug exclusivity with respect to our Photrexa pharmaceutical therapy expired in 2023, which has enabled third parties to develop potentially-competitive products.

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

In addition, our promotional materials, sales techniques, pricing programs and training methods must comply with FDA and other applicable laws and regulations, including increased scrutiny on direct to consumer advertising of pharmaceutical products. The FDA or other regulatory authorities may limit the indications for use of our products, thereby restricting our ability to promote the drug or device. Physicians may use our products, particularly newly-approved products, off-label or in combination with other products that are not indicated or appropriate, as the FDA does not restrict or regulate a physician's choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials, sales techniques, pricing programs or training constitutes promotion of an off-label use or encourages over-utilization of our products or use of our products in combinations that are not indicated or appropriate, it could request that we modify our materials, techniques, programs or training or subject us to enforcement actions.

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

From time to time, we increase the prices of our products, as we have previously done with our Photrexa therapies, or set pricing for new products. Drug pricing by pharmaceutical manufacturers is subject to federal and state reporting requirements and is currently, and is expected to continue to be, under close scrutiny, including with respect to manufacturers that increase the price of products after acquiring those products from other companies. In some cases, such scrutiny has resulted in congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturers’ patient support programs, and reform government program reimbursement methodologies for products. Although our pricing is in part based upon third party studies of the projected economic value of our products to the healthcare system, it may still become subject to such scrutiny.

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

The demand for, and the profitability of, our products could be materially harmed if the Medicaid program, Medicare program, other healthcare programs in the U.S. or elsewhere, or third party commercial payors in the U.S. or elsewhere, deny reimbursement for our products, limit the indications for which our products will be reimbursed, are unclear on appropriate reimbursement codes or provide reimbursement only on unfavorable terms. For example, in June 2023 five MACs, which set physician fee payment rates for products covered by temporary CPT Category III codes, published proposed LCDs that deemed certain ophthalmic procedures, including the procedures using our iAccess product, investigational and therefore not covered by Medicare and not reimbursed, which LCD was ultimately adopted and then reversed by these MACs. This non-coverage determination was not included in the proposed LCDs subsequently finalized by the five MACs in November 2024. Additionally, the physician fee payment rates for the procedures using our iDose TR product will be determined by the MACs, several of which have not yet published this rate. Also, when procedures associated with our products transition from temporary CPT Category III codes to permanent CPT Category I codes, the physician and facility reimbursement levels associated with the procedures using these products could be decreased, such as the decreased payment rates for procedures using our iStent-related products, in conjunction with cataract surgery, established by CMS for 2022 and 2023, as discussed above. Even when a permanent billing code has been assigned to a product, there is no guarantee that coverage will be provided. If we are unable to maintain our existing codes or obtain new permanent codes for procedures using our products, use existing codes for new products or obtain new reimbursement codes for our products in development, we may be subject to significant pricing pressure, that could harm our results of operations, financial condition and prospects. In the foreign markets in which we operate, different pricing and reimbursement systems, could result in lower reimbursement, harming our ability to operate our business.

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

Item 5. Other Information

Insider Trading Arrangements

During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

+ Indicates a management contract or compensatory plan or arrangement

* Filed Herewith.

** Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on October 30, 2025.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chairman and Chief Executive Officer (Principal Executive Officer; Duly Authorized Officer)

By:	/s/ ALEX R. THURMAN
Alex R. Thurman
Senior Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)