Form 10-K
period 2025-12-31
GLAUKOS Corp
filed 2026-02-23
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common stock as reported on The New York Stock Exchange, was $5,913 million.

The number of shares of the Registrant’s common stock outstanding as of February 18, 2026 (latest practicable date) was 58,078,812 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 2025.

We use Glaukos, our logo, iStent, iStent inject W, iStent infinite, iPrism, iDose TR, iPRIME, MIGS, Avedro, Photrexa, iLink, KXL, Epioxa, iLution, Retina XR, PRESERFLO Microshunt, Mitosol and other marks as trademarks. This report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

References throughout this document to the “Company,” “we,” “us,” “our,” or “Glaukos” refer to Glaukos Corporation and its consolidated subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements other than statements of historical or current facts in this report or referred to or incorporated by reference into this report are forward-looking statements. In some cases, you can identify forward‑looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward‑looking statements contain these words. Forward-looking statements in this Annual Report on Form 10-K include statements regarding: future operations; expected operating results and financial performance; the Company’s strategy for growth; product development activities; regulatory approvals, including timing and likelihood of success; facility expansion and development; reimbursement rates and trends; market position and expenditures, and may be included under Item 1 - “Business,” Item 1A - “Risk Factors,” Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. These forward-looking statements are based on management’s beliefs and assumptions based on the information currently available to management. Although we believe that we have a reasonable basis for each forward‑looking statement contained in this Annual Report on Form 10-K, we caution you that these forward-looking statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward‑looking statements.

You are urged to carefully review the disclosures we make concerning the risks we face and other factors that may affect the outcome of our forward-looking statements and our business and operating results, including the risks set forth below under “Risk Factors Summary” and further described in the “Risk Factors” section of this Annual Report on Form 10-K, which includes a discussion of important factors that may cause actual results to differ materially from those expressed or implied by any forward-looking statements. As a result of these factors, we cannot assure you that the forward‑looking statements in this Annual Report on Form 10-K will prove to be accurate, and actual results may differ materially from those expressed or implied by the forward‑looking statements. In light of the significant uncertainties in these forward‑looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans or that any of our expectations will occur in any specified time frame, or at all. You are therefore cautioned not to place undue reliance on the forward-looking statements included in this Annual Report on Form 10-K, which speak only as of the date of this document. We undertake no obligation to publicly update any forward‑looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

•
Failure to achieve commercial success of iDose TR or Epioxa could materially impact our business.
•
Downturns or volatility in general economic conditions and public health crises could harm our business.
•
Supply and/or manufacturing disruptions impacting our principal revenue-producing products could reduce our gross margins and negatively impact our operating results.
•
We may not reach sustained profitability.
•
We may fail to generate sufficient sales of our commercialized products or to develop and commercialize additional products.
•
We are subject to a variety of risks associated with our international operations.
•
We may not meet our customers’ expectations for the quality or delivery of our products, which could harm our reputation and sales.
•
If ophthalmic surgeons do not use or if they misuse our products, our business could be harmed.
•
We may fail to manage our anticipated growth effectively and may not be able to meet customer demand.
•
We may be unable to retain or recruit qualified personnel for growth.
•
We have and may continue to enter into acquisitions, collaborations, in‑licensing agreements, joint ventures, alliances or partnerships with third parties that could fail.
•
Cybersecurity incidents, service interruptions, or data loss could materially disrupt our operations and adversely affect our business.
•
Implementation of artificial intelligence and machine learning technologies may result in legal and regulatory risks, reputational harm, or other adverse consequences to our business.
•
Failure to comply with data privacy and security laws could have a material adverse effect on our business.
•
Our net operating loss tax carryforwards may not be available, or may be subject to certain limitations, to offset future taxable income.

Risks Related to Financing Transactions

•
The capped call transactions may affect the value of our common stock, par value $0.001 per share (Common Stock) and subject us to counterparty risk.

ii

Risks Related to Our Regulatory Environment

•
Healthcare legislative reform measures and changes in U.S. and international trade policies may have a material adverse effect on our business and results of operations.
•
Compliance with applicable regulations can be costly and failure to comply with such regulations could harm our business, financial condition and operating results.
•
Legislative or regulatory reform of the healthcare system could hinder or prevent our products’ commercial success.
•
Inadequate or inconsistent reimbursement for our products may adversely impact our business.

Risks Related to Our Intellectual Property

•
Failure to protect our intellectual property could substantially impair our ability to compete.
•
Intellectual property claims or litigation could be costly, time-consuming and unsuccessful and could interfere with our ability to successfully commercialize our products.

Risks Related to Our Common Stock

•
Provisions in our Certificate of Incorporation and Bylaws limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts.
•
Our Certificate of Incorporation designates the sole and exclusive forum for certain types of actions and proceedings, which could limit our stockholders’ ability to obtain a favorable judicial forum.

iii

PART I

ITEM 1. BUSINESS

Overview

Glaukos is an ophthalmic pharmaceutical and medical technology company focused on developing novel, dropless therapies and commercializing associated products for the treatment of glaucoma, corneal disorders, and retinal disease. We first developed Micro-Invasive Glaucoma Surgery (MIGS) as an alternative to the traditional glaucoma treatment paradigm, launching our first MIGS device, the iStent, commercially in 2012. In 2024, we commenced commercialization activities for iDose® TR, a first-of-its-kind, long-duration, intracameral procedural pharmaceutical implant designed to continuously deliver glaucoma drug therapy inside the eye for extended periods of time. We also offer commercially proprietary bio-activated pharmaceutical therapies for the treatment of corneal disorders. Beyond our approved products, we continue to develop and advance a robust pipeline of novel, dropless platform technologies designed to meaningfully advance the standard of care and improve outcomes for patients suffering from chronic eye diseases.

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

Our commercial solutions and development-stage product candidates include:

•
procedural pharmaceuticals based on an intracameral drug delivery technology designed to reduce intraocular pressure (IOP) by delivering therapeutic levels of glaucoma medication from inside the eye over an extended period of time;
•
MIGS products that primarily involve the insertion of a micro-scale device designed to reduce IOP by restoring the natural aqueous humor outflow pathways for patients suffering from glaucoma;
•
bio-activated pharmaceuticals that are intended to strengthen, stabilize, and reshape the cornea for patients impacted by corneal ectatic disorders such as keratoconus;
•
transdermal pharmaceuticals that are applied to the eyelid and designed to treat demodex blepharitis, myopia and other ocular surface diseases and disorders; and
•
proprietary micro-invasive, bio-erodible posterior sustained release drug delivery implants that are designed to elute pharmaceuticals over time to improve the vision of patients impacted by retinal diseases such as age-related macular degeneration (AMD), diabetic macular edema (DME), and retinal vein occlusion (RVO).

Products and Pipeline

We operate in one operating segment and our primary business activity is the development and commercialization of therapies across several end markets within ophthalmology. In an effort to provide greater visibility into our business, the following discussion is presented based on our five principal novel platforms that address four therapeutic areas within ophthalmology: glaucoma, corneal disorders, anterior segment and posterior segment.

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

The iStent, and the iStent inject W are micro-bypass stents designed to treat mild-to-moderate open angle glaucoma through the restoration of the natural physiologic outflow pathways for aqueous humor. These stents are inserted through the small corneal incision made during cataract surgery and implanted in the trabecular meshwork of the eye. Our original iStent, a single stent device, obtained U.S. FDA clearance in 2012 and was the first commercially available MIGS treatment solution. The iStent inject W device includes two stents pre‑loaded in an auto‑injection system designed to allow the surgeon to inject stents through a single corneal entry and was approved by the FDA in 2018. The iStent and iStent inject W procedures are currently reimbursed in the U.S. by Medicare and all major national private payers. Some or all of the iStent family of products are commercially available in numerous countries, including certain European Union members, the United Kingdom, Japan, Australia, Canada and Brazil, even though reimbursement may not always be available for all such procedures.

In August 2022, we received FDA 510(k) clearance for the iStent infinite indicated for use in the treatment of patients with glaucoma uncontrolled by prior medical and surgical therapy. The iStent infinite product includes three stents preloaded into an auto-injection system that allows the surgeon to inject stents across a span of up to approximately six clock hours around Schlemm’s canal, the eye’s primary drainage channel. iStent infinite is our first FDA-cleared micro-bypass stent that can be used in either a standalone procedure or in conjunction with cataract surgery for glaucoma patients uncontrolled by prior medical and surgical therapy. Similar to its predecessors, iStent infinite procedures are reimbursed in the U.S. by Medicare and all major private payers. In June 2025, we received European Union (EU) Medical Device Regulation (MDR) certification for iStent infinite, marking our company’s first approval under the new EU regulatory framework. We subsequently commenced initial commercial launch activities for iStent infinite in several of our key European markets in 2025.

We have also licensed from Santen Pharmaceutical Co., Ltd. (Santen) the PRESERFLO MicroShunt. The MicroShunt is an ab-externo device being developed for treatment of glaucoma where IOP is uncontrolled with maximum tolerated medical therapy or where progression of the disease warrants surgery. We assumed clinical development responsibilities and commenced a Phase 3 clinical trial for the PRESERFLO MicroShunt in 2025, which we believe would be the basis to support potential future FDA approval. We have commercialized the PRESERFLO MicroShunt in various countries in which regulatory approval has been obtained. These include, but are not limited to, Canada, Australia, Mexico and Brazil.

Additionally, in May 2025 we acquired all of the outstanding equity interests in Mobius Therapeutics, LLC (Mobius), and began selling its lead product, Mitosol. Mitosol is the only FDA-approved ophthalmic formulation of mitomycin-C, which is often utilized as an adjunct in late-stage glaucoma filtration procedures, and is not expected to be a material source of revenue.

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

iDose TR was initially launched in a controlled manner during the first quarter of 2024. Over the course of 2025, we continued to advance our U.S. commercialization plans for iDose TR.

iDose TR is reimbursed by Medicare through established reimbursement pathways that include product, facility, and physician payment components. Medicare reimbursement for the iDose TR product is available under a permanent Healthcare Common Procedure Coding System (HCPCS) J-code, while facility fee reimbursement is provided under applicable temporary Current Procedural Terminology (CPT) codes and associated Ambulatory Payment Classification (APC). Physician fee reimbursement for procedures related to iDose TR is determined by the applicable multi-state, regional contractors, or Medicare Administrative Contractors (MACs), that are responsible for administering Medicare claims, consistent with Medicare reimbursement processes for procedures described by Category III CPT codes. Throughout 2025, we have been continuously working with the MACs to streamline and obtain consistent reimbursement payments for iDose TR related to the permanent J-code, the facility fee, and the physician fee. Lastly, iDose TR has broad coverage amongst the major national private commercial payers as well as their associated Medicare Advantage plans.

iLink Bio-Activated Pharmaceuticals

The cornea, the eye’s outermost layer, is a clear, dome-shaped surface that functions best as a lens when the cornea is strong and shaped properly. The cornea is responsible for the majority of the eye’s total focusing power and corneal disorders, including ectasia, refractive vision errors and dry eye, among others, can cause vision impairment. Corneal ectatic disorders are comprised of a class of diseases characterized by an ectatic, or misshaped, cornea. Corneal ectasia is typically caused by a weakening of the cornea, which can be due to a number of factors, including genetic causes, adverse side effects from ophthalmic refractive procedures such as LASIK, or excessive eye rubbing. We are currently targeting certain corneal disorders with our bio-activated pharmaceuticals including keratoconus, a rare disease, and corneal ectasia following refractive surgery.

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

Our KXL System, which delivers UVA light to a large portion of the cornea, in conjunction with our Photrexa therapy, was approved by the FDA in 2016 for use in the U.S. following removal of the epithelium (often referred to as “epi-off”), a procedure familiar to ophthalmologists. We received FDA approval of our New Drug Application (NDA) for the iLink system using Epioxa therapy for the treatment of keratoconus without the removal of the epithelium (often referred to as “iLink epi-on”) in October 2025. We are preparing to commence commercial launch activities in the first half of 2026.

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

In September 2021, we entered into a licensing agreement with Attillaps Holdings, Inc. (Attillaps) to research, develop, manufacture and commercialize Attillaps’ proprietary library of investigational pharmaceutical compounds that target the eradication of Demodex mites, which are the root cause of Demodex blepharitis and often associated with meibomian gland dysfunction and related ophthalmic diseases. We commenced a Phase 2 clinical trial evaluating iLution for the treatment of Demodex blepharitis in the fourth quarter of 2025.

Retinal XR Bio-Erodable IVT Pharmaceuticals

Retinal diseases vary widely but universally affect the retina, a thin layer of tissue inside the back wall of the eye containing light-sensitive cells that convert light into neural signals. Most retinal diseases cause visual impairment, including blurred or distorted vision and vision loss. Our research and development (R&D) efforts in our Retinal XR platform are focused on treating AMD, DME, RVO, and other posterior segment retinal diseases with a longer duration-of-effect than current standard of care products.

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

We are developing sustained release (SR) pharmaceutical retinal platforms leveraging our expanded pharmaceutical and sustained drug delivery R&D capabilities, including triamcinolone acetonide SR, multi-kinase inhibitor SR and anti-VEGF SR, as well as the proprietary technology licensed from Ripple Therapeutics Corporation. In 2023, we commenced a first-in-human clinical trial for our retinal intravitreal multi-kinase inhibitor designed to treat wet AMD patients.

Research & Development

We devote significant resources to our R&D efforts, which are focused on developing new products and enhancing the effectiveness, ease of use, safety, and reliability of our commercialized products. Our R&D objectives are:

•
to advance glaucoma patient care through continuous improvement of our iDose and iStent platform technologies;
•
to further enhance treatment options for corneal disorders such as keratoconus, while expanding iLink and CXL indications to include treatment for certain refractive and other rare corneal conditions;
•
to develop dropless, transdermal pharmaceutical therapies for demodex blepharitis, myopia, and other ocular surface disorders and diseases; and
•
to leverage our expertise in sustained release pharmaceutical retinal platforms to identify and develop viable treatment options for retinal diseases such as AMD, DME and RVO.

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

•
iStent infinite PMA pivotal Phase 3 clinical trial for treatment of mild-to-moderate glaucoma;
•
U.S. IDE for the PRESERFLO MicroShunt;
•
Second-generation extended release iDose TREX Phase 2b/3 clinical program;
•
iDose TRIO Phase 3 clinical program;
•
Next generations of the iDose platform (pre-clinical);
•
iLink third-generation Phase 2 clinical program;
•
iVeena Phase 1 clinical program;
•
Keratoconus screening tool (pre-submission);
•
Phase 2 clinical trial for iLution Blepharitis;
•
iLution Myopia program (pre-clinical);
•
IVT Multi-Kinase Inhibitor (GLK-401) Phase 2 clinical trial for AMD, DME and RVO; and
•
IVT NCE Conjugate (GLK-411) for DME (pre-clinical).

Sales and Marketing

Our global sales efforts and promotional activities are currently aimed at ophthalmic surgeons and other eye care professionals. Our primary customers include ambulatory surgery centers (ASC), hospitals and physician private practices. In the U.S., we sell the majority of our products through a direct sales organization. Internationally, we sell our products primarily through direct sales subsidiaries but also through independent distribution partners in certain countries in which we do not have a direct commercial presence or only maintain a modest commercial presence. In 2025, sales to U.S. and international customers accounted for 74% and 26% of our net sales, respectively. No single customer or distributor accounted for more than 10% of our total net sales in 2025. For the year ended December 31, 2025, our iStent family of products, iDose TR, and related glaucoma accessories accounted for approximately 83% of our net sales, while our iLink therapies and associated products accounted for approximately 17% of our net sales.

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

The ophthalmic segment of the medical technology and pharmaceutical industries is dynamic and subject to significant change due to cost-of-care considerations, reimbursement levels, regulatory reform, industry and customer consolidation and evolving patient needs. The ability to provide products, technologies and therapies that demonstrate value, are reimbursed through government or third-party payers, improve clinical outcomes, demonstrate favorable safety profiles, and provide ease of use and reliability is becoming increasingly important for companies within ophthalmology.

In glaucoma, our MIGS offerings primarily compete against Alcon, Sight Sciences, AbbVie, Iantrek, and New World Medical. Our procedural pharmaceutical product competes with AbbVie Inc. However, there are a considerable number of large and small companies providing other surgical glaucoma technologies, laser-based therapies, and pharmaceuticals that currently provide competition or with whom we may compete should our broad clinical development pipeline be approved and commercialized. In corneal disorders, we currently have the only FDA approved bio-activated pharmaceutical therapy for the treatment of keratoconus; however, we are aware of companies such as Epion Therapeutics that are developing competitive corneal cross-linking products, and there are certain pharmacies that compound pharmaceuticals that may be used by certain physicians in place of our Photrexa or Epioxa products, and globally we compete against numerous providers of corneal crosslinking therapies such as PeschkeTrade GmBH. Our anterior segment pipeline, if approved, would vastly expand our competition to numerous large companies such as AbbVie Inc., Alcon, Inc. and Johnson & Johnson, as well as some small companies that provide medical technology and pharmaceutical therapies for several areas including dry eye and refractive conditions. Our posterior segment pipeline, if approved, may face substantial competition from large pharmaceutical companies such as AbbVie Inc., Novartis AG, Genentech/Roche, Regeneron Pharmaceuticals, Inc. and Bayer AG, and there are also a considerable number of large and small companies with development efforts in the field.

Facilities, Manufacturing and Distribution

Our corporate headquarters, including certain administrative, laboratory, R&D and warehouse space, are located at a campus in Aliso Viejo, California (Aliso Facility) consisting of three leased buildings totaling 160,000 square feet of space, as well as certain real property consisting of land, a building of approximately 40,000 square feet and certain assumed leases, adjacent to the Aliso Facility. Our manufacturing operations for the iStent family of products and iDose TR are located in an approximately 120,000 square foot campus in San Clemente, California which is comprised of two main buildings, two suites and a warehouse. Our pharmaceutical therapies for keratoconus are primarily manufactured and supplied by third parties in the U.S. and Germany, and the manufacturing operations for the systems that bio-activate these therapies are located in approximately 60,000 square feet of space located in Burlington, Massachusetts. We recently reached agreement with the city of Huntsville, Alabama to build a brand-new 200,000 square foot R&D and manufacturing facility with construction anticipated to begin in 2026. Our international subsidiaries lease facilities in Australia, Brazil, Canada, Germany, Japan and the United Kingdom.

In the U.S., we distribute our iStent family of products directly from our campus in San Clemente, California, or from a third-party distribution center located in Memphis, Tennessee. Our iDose TR and Photrexa products are distributed using third-party logistics providers. Our KXL Systems are distributed from our facility in Burlington, Massachusetts.

Internationally, we distribute our products using our distribution center in Germany as well as certain third-party logistics providers in the United Kingdom, Japan, Australia, Canada and Brazil.

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

As of December 31, 2025, we owned or exclusively licensed in certain fields of use over 500 issued patents, pending U.S. patent applications, issued foreign patents and pending foreign patent applications. We have obtained licenses from various parties, including Ripple Therapeutics Corporation, Attillaps, Iveena Delivery Systems, Inc. and Stuart Therapeutics, Inc. for patents, patent applications or other technology that we are currently or may in the future use in our R&D efforts. We may, from time to time, choose to acquire or license additional patents and patent applications, or we may choose to abandon, sell, or license certain Company patents and patent applications, depending on our needs. The issued patents that protect our commercial products and current product pipeline expire between 2026 and 2043.

Government Regulation U.S. Regulation & Reimbursement

Our products and operations are subject to extensive and rigorous regulation by federal, state, and local authorities, as well as foreign regulatory authorities. These governmental agencies regulate, among other things, the research, development, testing, manufacturing, approval, labeling, storage, recordkeeping, advertising, promotion and marketing, distribution, post approval monitoring and reporting, and import and export of medical devices and drugs (including drug/device combination products) in their respective jurisdictions to assure the safety and effectiveness of medical devices and drug products for their intended use. In general, there has been a trend of increased regulation of medical device and drug products which has resulted in, and will likely continue to result in, increased prices to bring new products to market.

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

•
establishment registration and device listing with the FDA;
•
QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
•
labelling, advertising and promotion regulations, which require that promotion is truthful, not misleading, fairly balanced and provide adequate directions for use and that all claims are substantiated, and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;
•
FDA approval of product modifications of approved devices that affect safety or effectiveness or that would constitute a major change in intended use of an approved device;
•
medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
•
correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health; and
•
post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in, among other things:

•
warning letters, fines, injunctions, consent decrees, civil penalties and criminal prosecution;
•
recalls, withdrawals, or administrative detention or seizure of products;

•
operating restrictions or partial or total suspension of production;
•
refusing or delaying requests for approvals of new products or modified products;
•
withdrawing 510(k) clearances or PMA approvals that have already been granted;
•
refusal to permit the export or import of our products.

Drug Requirements

The development and commercialization of drug products is subject to extensive regulation by governmental authorities in the U.S. Before marketing in the U.S., a drug must undergo rigorous preclinical and clinical studies and an extensive regulatory approval process implemented by the FDA under the FDCA. Several of our products, including our recently-approved iDose TR and Epioxa drug-led combination products as well as a number of potential future products in our pipeline, are subject to this regulatory approval process.

Before commencing clinical studies in humans in the U.S., we must submit to the FDA an investigational new drug (IND) application that includes, among other things, the general investigational plan and protocols for specific human studies and the results of preclinical studies. Once clinical studies have begun under the IND, they are usually conducted in three phases and under FDA oversight. These phases generally include the following:

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

As part of the NDA approval, the FDA may require post‑marketing studies, sometimes referred to as Phase 4 studies, to monitor the safety and effectiveness of approved drugs, which may limit further marketing of the drug based on the results of these post‑marketing studies.

If regulatory approval for a drug is obtained, the marketing of the drug will be limited to those diseases and conditions approved by the FDA and for which the drug was shown to be effective, as demonstrated through clinical studies and specified in the drug’s labeling. Even if this regulatory approval is obtained, a marketed drug, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. The FDA ensures the quality of approved drugs by carefully monitoring manufacturers’ compliance with its current Good Manufacturing Practice (cGMP) regulations, which contain minimum requirements for the methods, facilities, and controls used in manufacturing, processing, and packaging of a drug. The FDA may withdraw drug approval if compliance with post‑marketing regulatory standards is not maintained or if safety or quality issues are identified after the drug reaches the marketplace.

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

Health Care Regulatory Laws

Additional laws and regulations also govern our business operations and products in the U.S., including among others:

•
the federal health care Anti-Kickback Statute which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, arrangement for, or recommendation of, items or services for which payment may be made, in whole or in part, under federal health care programs, and which has been interpreted broadly by courts and enforcement authorities, which impact our interactions with healthcare professionals;
•
the federal civil False Claims Act which prohibits, among other things, knowingly presenting or causing the presentation of a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. False Claims Act liability is significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false claim or statement for violations (adjusted annually for inflation) and actions may be brought by the federal government or by private individuals through "qui tam" actions;
•
federal and state laws and regulations that govern the collection, dissemination, security, use, disclosure, deletion and confidentiality of patient‑identifiable health and other proprietary and personally-identifiable information, in particular, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their implementing regulations, as well as proposed or enacted state-level laws and regulations that create data privacy and security rights for state residents and obligations for certain entities, such as the California Consumer Privacy Act, the California Privacy Rights Act, the Virginia Consumer Data Protection Act and the Colorado Privacy Act, and similar laws enacted or proposed in other states. HIPAA and related federal statutes created federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program;
•
the Physician Payments Sunshine Act, which requires applicable manufacturers like us to report annually to the CMS information related to payments and other “transfers of value” made to certain healthcare providers, including physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives, and teaching hospitals, and ownership and investment interests held by such healthcare providers and their immediate family members; and
•
federal and state government price reporting laws that require us to calculate and report certain drug pricing metrics to government programs, such as the average sales price of our Photrexa and iDose TR products, where such reported prices may be used in the calculation of reimbursement and/or discounts on our marketed pharmaceutical products, and prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs, including federal laws that require any company that participates in the Medicaid Drug Rebate Program (MDRP) also to participate in the Public Health Service's 340B drug pricing program (340B program) in order for federal funds to be available for the manufacturer's drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer's covered drugs. Recently, compliance with the 340B program has been subject to increased regulatory scrutiny, enforcement activity, and litigation.

Certain states also mandate implementation of corporate compliance programs, require adherence to the medical device or pharmaceutical industry’s voluntary compliance guidelines, impose restrictions on manufacturer marketing practices, require registration or licensing of manufacturers and their sales representatives, and/or require tracking and reporting of gifts, compensation, and other remuneration to healthcare professionals and entities. State enforcement authorities may impose additional or more restrictive requirements than federal law.

Violations of the health care regulatory laws described above; may subject us to administrative, civil, and criminal penalties, including imprisonment of individuals, the imposition of significant fines, monetary penalties, and damages, exclusion from participation in (or reimbursement for our products from) federal health care programs like Medicare or Medicaid, imposition of compliance obligations or monitoring, curtailment or restructuring of our operations, the invalidation of contracts, and damage to our reputation.

Medical Device Reimbursement - Medicare

Ambulatory surgery centers, hospitals and physician private practices that purchase our medical device products typically bill various third‑party payers, such as government programs, private insurance plans and managed care programs, to cover all or a portion of the costs and fees associated with the therapeutics or procedures in which our products are used and bill patients for any applicable deductibles or co‑payments. In the U.S., there are distinct billing codes that are used by healthcare providers to report the provision of medical procedures and the use of supplies for specific patients to payers. There are different categories of Current Procedural Terminology (CPT ®) codes (Category I, II and III) based on the procedure or supply.

In the U.S., physicians are typically paid separately from the facility for surgical procedures involving our products. Physician fee payment rates for products covered by Category III CPT codes are set by the multi-state, regional contractors, or MACs, of which there are currently seven, that are responsible for administering Medicare claims. MACs have in the past, and may in the future, change coverage terms, and there can be no assurance that coverage and adequate reimbursement will be obtained from, or maintained by, the MACs.

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

Drug Reimbursement – Medicare

On April 2, 2024, CMS assigned a unique, permanent HCPCS J-code for iDose TR indicated for the reduction of intraocular pressure in patients with open-angle glaucoma or ocular hypertension. The J-code for iDose TR, J7355, became effective July 1, 2024. J-codes are used by U.S. government and commercial payers, and providers, including surgeons, to streamline the billing and reimbursement process for procedural pharmaceuticals administered by a healthcare professional, such as iDose TR, along with other certain treatments. In addition to the J-code, effective April 1, 2024, CMS assigned the CPT codes to be used to report the procedural component of iDose TR, 0660T and 0661T, to APC 5492 (Level 2 Intraocular Procedures), effective April 1, 2024. The professional fees associated with an iDose TR procedure are being set by each individual MAC separately.

Our Photrexa pharmaceutical therapy indicated for the treatment of progressive keratoconus continues to be reported by providers and paid by payers under the permanent HCPCS (J-code) J2787. The associated CXL continues to be reported and paid under the Category III CPT code 0402T, for the professional fees associated with CXL procedure.

As a condition of having our iDose TR and Photrexa products covered under certain federal healthcare programs such as Medicare and Medicaid, we are required to participate in the MDRP with respect to all of our pharmaceutical products. Participation in the MDRP requires us to calculate and report certain pricing metrics to the government, comply with certain pricing limitations and pay a rebate to each state Medicaid program for our covered products based on utilization of our products by Medicaid beneficiaries. Any manufacturer that participates in the MDRP must also participate in the 340B program. The 340B program, which is administered by the Health Resources and Services Administration, requires participating manufacturer to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for covered outpatient drugs. The 340B program ceiling price is calculated using a statutory formula, which is based on pricing data calculated under the MDRP. To the extent applicable, these and other similar legislation or regulations will reduce the prices we can charge, and impact the rebate amount we must pay on sales of our products subject to those laws or regulations, particularly on sales to our customers if they qualify as covered entities eligible to receive the discounted 340B program ceiling price. Any changes to the limitations, calculations, or scope of these programs could negatively impact the results of our operations. Our participation in the MDRP affects our profitability through the need to increase our overall Medicaid rebate liability and the obligation to charge reduced prices to covered entities.

Reimbursement – Commercial Insurance Plans

In the U.S., no uniform policy of coverage and reimbursement exists among third‑party commercial payers; coverage and reimbursement can differ significantly from payer to payer. In addition, payers continually review new products for possible coverage and existing products for changes in coverage and can, without notice, deny coverage. Furthermore, providers tend to have unique contracts with each of the payers, thus adding another layer of complexity to the commercial reimbursement landscape.

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

Additionally, the U.S. government has recently made statements and taken certain actions that have created significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies, treaties, government regulations and tariffs, which may lead to the imposition of tariffs and export control restrictions affecting certain products manufactured in certain other countries. On February 20, 2026, the U.S. Supreme Court struck down the international tariffs imposed by President Trump in 2025. President Trump has subsequently expressed his intent to reinstate the tariffs through other means which have not yet been disclosed. We are evaluating the impact of these developments, however we believe our exposure to such potential tariffs and export restrictions is limited as we do not source a significant amount of our raw materials and product components from countries other than the U.S. Nevertheless, unfavorable government policies on international trade, such as export controls, or tariffs, may increase the cost of manufacturing our commercialized products or developing our pipeline products, affect the demand for our products (if and once approved), or restrict our access to raw materials and components used in the manufacture of our current products and the development of our future products, each of which could negatively impact our financial condition and results of operations.

Human Capital Management

Glaukos is committed to developing a comprehensive, cohesive and positive employee experience. We consider talent attraction, development, engagement and retention a key driver of our business success. As of December 31, 2025, we had 1,094 full-time employees. Our Board of Directors, through the Compensation, Nominating and Governance Committee, retains direct oversight of our human capital management process, including executive succession planning, talent development, employee retention, material aspects of employee compensation as well as inclusive recruitment, retention and compensation efforts. We report on human capital matters at each regularly scheduled Board of Directors meeting and periodically throughout the year. The most significant human capital measures or objectives that we focus on in managing our business and our related human capital initiatives include the following:

•
Health, Safety, and Wellness: We are dedicated to the safety and well-being of our employees. We continue to provide our employees with exceptional medical and dental benefits. In the U.S. we provide vision benefits for our employees and their dependents at no cost to them. In 2025 and 2024, we offered a wellness credit to all U.S. employees that provides reimbursement for certain health-related expenses such as gym memberships, to incent a healthy lifestyle, as well as a mental health toolkit that was developed to promote the various resources, programs and tools available to help support our U.S. employees and their families. We provide healthy snacks at all of our headquarters’ locations, and at certain sites we have implemented “Wellness Wednesdays” to provide shoulder massage services to our employees to enhance their well-being. We also established a cross-departmental Safety Committee to communicate safety information to their respective teams, act as their department’s liaison to bring up safety concerns or questions, and work to improve safety within the organization. Glaukos conducts periodic risk assessments and institutes controls intended to eliminate hazards and minimize risks. In 2024, we also implemented a voluntary disability insurance program for our California state employees.
•
Philanthropy and Volunteerism: We created the Glaukos Charitable Foundation to assist the company in its philanthropic endeavors. In 2025, Glaukos donated approximately $5.3 million worth of its products to assist individuals in need. We regularly hold local volunteer events and fundraising campaigns, including approximately 60 in 2025, to encourage our employees to give back to our communities, a commitment that we further support by offering employees paid time off for charitable volunteering. One of our more impactful volunteer events involved Glaukos employees adopting over 320 disadvantaged families globally to help provide a more special holiday experience. We also have implemented an automated charitable giving platform that allows employees to donate to the Glaukos Charitable Foundation, or any other 501(c)(3) charitable organization, through payroll deductions.
•
Training and Development: Employees receive regular development feedback through quarterly management check-ins during which they are encouraged to cultivate new skills and opportunities. We coach our leaders to facilitate effective conversations, and we measure the effectiveness of these conversations by surveying our employees. All people leaders are invited to participate in two formal leadership development programs. In addition, Glaukos offers a variety of open enrollment leadership classes. Furthermore, all new employees are required to participate in training seminars to introduce them to Glaukos’ products, pipeline and position within ophthalmology. We value knowledge and continuous improvement and conduct informational and training sessions to further expose our employees to different departments, projects and business priorities. Our company-wide learning management system contains thousands of learning activities and expanded leadership and technical training and is available to employees worldwide.
•
Compensation and Benefits: To attract, retain and recognize talent, we aim to ensure merit-based, equitable compensation practices and strive to provide competitive compensation and benefit packages to our workforce. Employees at all levels are eligible for discretionary cash bonuses. To align employees with the organization’s performance, all U.S. employees are eligible to receive new hire and annual awards of restricted stock units. In furtherance of our commitment to internal pay equity and pay transparency, Glaukos conducts a global annual pay equity analysis to evaluate compensation distribution, which analysis is also conducted in connection with new hires and promotions. In recent years we expanded our global benefits programs, including broadening our employee assistance program globally. In the U.S., we added elderly and childcare and fertility treatment assistance. In 2024, we also introduced a student loan repayment program available to all full-time U.S. employees, pursuant to which the Company will make a monthly payment directly to an employee’s eligible student loan, up to a lifetime maximum. In the fourth quarter of 2024, we introduced a California Voluntary Disability Insurance (VDI) program for California based employees to provide a tax efficient method of funding approved medical leaves of absence when needed. In 2025, we enhanced our student loan reimbursement program monthly benefit amount and increased our 401(k) match to support employee financial wellness. We also implemented a global rewards and recognition platform with several tiers of recognition to allow employees to recognize each other and to provide managers another mechanism to recognize employee achievements that are above and beyond those planned in their goals.
•
Employee Retention: Employee retention is crucial for the success of our organization. By retaining our employees, we can experience savings on hiring and training costs, preserve institutional knowledge and strengthen our culture. In order to keep our turnover rates low, we focus on maintaining a positive work environment where employees want to stay, offer competitive compensation and benefits, encourage career development and recognize and reward employees for their achievements and accomplishments. In 2025 and 2024, our overall employee voluntary turnover rate was 7.7% and 6.9%, respectively.
•
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

Our iDose TR travoprost intracameral implant was approved for sale in the U.S. by the FDA in December 2023 and we began commercializing the product in a controlled manner in February 2024. In October 2025, the FDA approved Epioxa, an innovation in keratoconus care, offering an incision-free alternative to traditional corneal cross-linking procedure, which the Company plans to begin commercializing in early 2026. The ultimate commercial success of these products will depend upon a number of factors, including physician training on and adoption of their use, establishment of consistent reimbursement, the availability and maintenance of commercial payor coverage, satisfactory patient outcomes, particularly as we continue our commercial launch, product pricing, duration of efficacy, our ability to manufacture product in volumes sufficient to meet customer demand, marketing in compliance with label restrictions. Our failure to successfully commercialize the iDose TR or Epioxa based upon these or other factors could materially adversely impact our net sales, our business, our stock price or our financial condition.

Unfavorable global and regional conditions have adversely affected, and could in the future materially and adversely affect, our business, results of operations, financial condition, liquidity, and cash flows.

Geopolitical conflicts, natural disasters and public health crises, and changes in U.S. trade policies that have occurred in recent years have led to or exacerbated certain unfavorable global and regional macroeconomic conditions, including inflation, volatility in the financial and credit markets, higher interest rates and capital costs, labor shortages, increased energy costs, tariffs, and currency fluctuations. These unfavorable global and regional conditions have had, and could continue to have, an adverse effect on the global economy, the regional economies that we serve and our business, results of operations, financial condition, liquidity and ability to access our existing cash, cash equivalents and investments. Continuation or worsening of these unfavorable global and regional conditions, or similar new events or crises, could have a material adverse effect on our operations, including through foreign exchange rate headwinds, higher operating expenses, key component shortages, and lower operating margins, and cause us to need to seek additional capital, which may not be available to us on favorable terms or at all.

Additionally, U.S. government shutdowns, including the shutdown that occurred in the fourth quarter of 2025, have impacted and could in the future impact certain regulatory agencies relevant to us, such as the U.S. FDA. Significant changes to operations at or the funding of such regulatory agencies could cause decreases in staff or changes in policy and enforcement priorities. Hospitals, ambulatory surgery centers and other health care providers may not purchase our products if reductions in agency staffing results in inadequate reimbursement from third-party payers for procedures using our products. If a government shutdown continues for a prolonged period of time, or if a widespread freeze on federal funding occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or negatively affect sales of our products.

In recent years, unfavorable economic conditions have also adversely impacted several financial institutions, including some financial institutions with whom we have banking relationships, and certain banks have failed and gone into receivership. If banks and other financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash and cash equivalents to the extent those funds are not insured or otherwise protected by the FDIC.

Public health crises have adversely affected, and could in the future adversely affect, our business, results of operations, financial condition, liquidity, and cash flows.

We have experienced, and may in the future experience, financial and operational impacts as a result of public health crises, which may be material, including:

•
Impacts or delays to our product development efforts, including due to slowdown of new patient enrollment in clinical trials, such as we experienced in our 2020 and 2021 iDose clinical trial, or regulatory clearances and approvals;
•
Costs associated with protecting the health of our employees and adhering to any guidance or orders of various governmental authorities, such as masking, testing, and social distancing requirements;
•
Risks associated with remote work, including increased cybersecurity risk;
•
Widespread staffing shortages and turnover, including in ambulatory surgery centers, and mandatory and voluntary quarantining, which may impact elective procedures;
•
Outbreaks of disease in our facilities, which could require us to temporarily shut down manufacturing operations or cause a disruption to, or shortage in, our workforce;
•
Delays in shipments of our products, which could harm our customer relations and adversely impact our competitive positioning and sales, including as a result of longer lead times, delays, higher prices and unfulfilled deliveries of our supply chain and development partners, each of which we continued to experience in 2025 and some of which we anticipate will continue into the near future;
•
Restrictions on our personnel’s ability to access customers and clinical sites for training and support; and
•
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

Our sole manufacturing location for our iStent and iDose products is an approximately 120,000 square foot campus located in San Clemente, California, where we manufacture, inspect, package, release and ship nearly all of our implanted device products. We conduct substantially all of our research and development (R&D) activities, customer and technical support, and management and administrative functions at our corporate headquarters in Aliso Viejo, California (Aliso Facility). If either of our San Clemente or Aliso Facility suffers a significant disruption, including due to any natural disaster such as an earthquake, fire or flood, or if we lose insurance coverage for or are unable to renew insurance on these facilities, as some California residents have experienced, this could materially impact our ability to operate.

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

Since the Company’s inception in 1998, we have incurred significant operating losses. Although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations in the future. As of December 31, 2025, we had an accumulated deficit of approximately $933.1 million, principally comprised of costs incurred in our clinical trials, R&D programs, our selling, general and administrative expenses, and from amortization expense related to our acquired developed technology intangible assets included in cost of sales. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering, the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities, cash generated from commercial operations and the issuance of the Company’s 2.75% convertible notes due 2027 (Convertible Notes), which were fully exchanged, converted or redeemed in 2024. Our operations to date have been, and our future growth and success will be, impacted by our ability to expand our business, including the success of our marketing and sales efforts, our timely satisfaction of regulatory requirements, and our overall ability to maintain a competitive position. To implement our global business strategies we have made, and expect to continue to make, significant investments in R&D activities, clinical studies, expanding our manufacturing capabilities, growing our sales and marketing organization, engaging in market access activities, enforcing and defending our intellectual property rights, acquiring companies or in-license products and intellectual property, building our general and administrative infrastructure, and obtaining regulatory clearance or approval to commercialize our pipeline product globally and expand our existing products into international markets or products We expect our expenses will continue to increase as we pursue these objectives. While we believe we have sufficient cash to fund our operations for at least the next 12 months from the date our consolidated financial statements for the year ended December 31, 2025 are made publicly available, our ability to reach sustained profitability and generate positive cash flow in the future is highly uncertain.

Additionally, our net sales have in the past and may in the future experience volatility due to a number of factors, many of which are beyond our control, including, among other things, fluctuating demand, pricing pressures applicable to our products, changes in foreign currency exchange rates, Medicare payment rates established by U.S. Centers for Medicare & Medicaid Services (CMS) or Medicare Administrative Contractors (MACs) or changes in such rates or coverage, commercialization of our new products, the marketing of competitive products, transition-related sales disruptions when introducing new products, results of clinical research and trials, regulatory approval requirements and timings, legislative changes affecting our products, variances in the sales terms, an increase in demand for our patient assistance and/or free drug programs, supply chain and inventory management, shortage or increased cost of raw materials, seasonality in the timing or volume of customer orders, the length of our sales cycle, and reductions in revenue associated with our participation in Medicaid Drug Rebate Program (MDRP), which varies and may be unpredictable. For example, certain local coverage determinations (LCDs) finalized by five of the seven MACs in November 2024 that confirm non-coverage for surgical MIGS procedures in combination with other surgical MIGS procedures disrupted traditional customer ordering patterns and may have adversely impacted U.S. Glaucoma sales in 2024, 2025 and into the future. As a result, you should not rely solely on our results in any past period as an indication of future results and you should anticipate that fluctuations in our quarterly and annual operating results may continue and could generate volatility in the price of our common stock. Comparisons of our past financial results should not be relied upon as an indication of our future performance.

Our success depends on our ability to continue to generate sales of our commercialized products and develop and commercialize additional products, which we may not be able to accomplish.

Our primary sales-generating commercial products have been the iStent, the iStent inject and its successor, the iStent inject W, as well as our Photrexa therapies. While we expect to continue to derive a significant portion of our net sales from the iStent, the iStent inject models, the iStent infinite and the Photrexa therapies, as well as our iDose TR product, which was approved by the FDA in December 2023 and which we began commercializing in a controlled manner in February 2024 and our Epioxa therapies, which were approved by the FDA in October 2025 and which we plan to begin commercializing in a controlled manner in early 2026, it is important that we continue to build a more complete product offering. Developing additional products is expensive and time-consuming. Our research programs may fail to yield product candidates for clinical development despite showing initial promise. If we are unable to successfully commercialize additional products, our business prospects would be materially affected. Even if we are successful in developing our additional pipeline products, the success of our new product offerings is inherently uncertain and our products, or the expansion of labeling of our products, may not receive regulatory approval, may receive approval that requires restrictive labeling, may not be profitable, or may be subject to transition-related sales disruptions when we introduce new products that are intended to replace or supersede our existing commercial products. Any current or new products could also quickly be rendered obsolete by changing customer preferences, third party payer reimbursement levels, or the introduction of competing products that (i) embody superior technologies, features, safety, quality or efficacy, (ii) reflect a broader label indication, or (iii) are available at lower prices. Our competitors include large publicly traded companies or divisions thereof and have more resources, greater name recognition, longer operating histories, more established relationships with healthcare professionals, customers and third-party payers, broader products lines, more established sales and marketing programs and distribution networks, and greater experience in obtaining regulatory clearance or approval. Additionally, the period of orphan drug exclusivity with respect to our Photrexa pharmaceutical therapy expired in 2023, which has enabled third parties to develop potentially-competitive products.

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
•
reduced or varied protection for intellectual property rights or difficulties enforcing our intellectual property rights and defending against third-party threats and intellectual property enforcement actions against us, our distributors, or any of our third-party suppliers;
•
pricing pressure or longer sales and payment cycles;
•
different competitive dynamics, including smaller market sizes, which we may not be able to fully appreciate before entering certain foreign markets;
•
a shortage of qualified sales personnel and distributors;
•
the challenges of managing foreign operations;

•
relative disadvantages compared to competitors with more recognizable names, longer operating histories and better established distribution networks and customer relationships;
•
political and economic instability, international terrorism and anti-U.S. sentiment, or the imposition of U.S. or international sanctions that could restrict or prohibit continued business;
•
changes or increases in duties and tariffs, reciprocal and retaliatory tariffs, license obligations, import and export laws and other non-tariff barriers to trade;
•
scrutiny of foreign tax authorities that could result in significant fines, penalties and additional taxes;
•
different cultural norms which may impact how business is conducted;
•
laws and business practices favoring local companies;
•
difficulties in maintaining consistency and compliance with our internal guidelines;
•
difficulties in enforcing agreements and collecting receivables through foreign legal systems;
•
risks of money laundering, bribery and corruption practices, off-label promotion or breach of sanction regulations by our personnel or distributors, which may be difficult for us to discover or prevent;
•
failures by our third-party partners to properly assist us with local guidance on operations, financial and other reporting, accounting, tax, payroll, legal and regulatory matters; and
•
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

We have and may continue to enter into acquisitions, collaborations, in-licensing agreements, joint ventures and partnerships in order to retain our competitive position within the marketplace, develop new products or expand into new markets. Examples include our acquisitions of Mobius Therapeutics, LLC, DOSE Medical, and Avedro, as well as our licensing of Santen’s PRESERFLO® Microshunt® (Preserflo MicroShunt), and the Attillaps, iVeena, Ripple and Stuart pharmaceutical compounds. However, we cannot assure you that we will be able to successfully complete any future acquisition we may pursue, or that we will be able to successfully integrate any acquired business, product or technology in a cost-effective and non-disruptive manner. Our future successes will depend, in part, on our ability to manage an expanded business, which may pose substantial challenges for our management, such as increased costs and complexity. There can be no assurances that we will be successful in managing such expanded business or that we will realize the expected economies of scale, synergies and other benefits currently anticipated from recent or future acquisitions or strategic transactions. Additionally, these collaborations, joint ventures, and partnerships may fail to result in any commercialized product, including due to delays in or failures to obtain regulatory approvals, such as the failure to receive approval of the PreserFlo MicroShunt in the U.S., and could require us to invest a substantial amount of resources only to ultimately change regulatory strategies or to fail. In addition, these arrangements may be terminated before we are able to realize net sales to sufficiently cover the costs associated therewith, or result in disputes between the parties that ultimately results in litigation, which could materially impact our business. We cannot assure you that any such transaction would result in the benefits expected from the transaction, including revenue growth, increased profitability or an enhancement in our business prospects. Further, pursuing acquisitions, collaborations, in-licensing agreements, joint ventures, alliances or partnerships with third parties, whether or not completed, is costly and time-consuming and could distract Company management from the operation of the business, which could negatively impact our operating results.

Failure to protect our information systems against cybersecurity threats, cybersecurity incidents, service interruptions, or data loss could materially disrupt our operations and adversely affect our business, operating results, or the effectiveness of our internal controls over financial reporting.

The efficient operation of our global business depends on our information systems, including telecommunications, the internet, network communications, email and various computer hardware and software applications. We rely on our information systems to effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, quality systems, customer service and technical support functions. Our information systems are vulnerable to damage, interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, power losses, computer system or data network failures, data loss and security breaches or other cybersecurity incidents, some of which we have experienced and continue to monitor and expect may experience in the future. Cybersecurity incidents, which might be related to industrial, state-sponsored, and/or economic espionage, or financial cyber extortion or fraud, can include ransomware, computer denial-of-service attacks, worms, covertly introducing malware and spyware, and other malicious software programs introduced to our computers, networks and products (or to an electronic system operated by a third party for our benefit), including intrusions that are designed to evade detection for an extended period of time or impersonate authorized users, phishing attacks, social engineering attacks, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities or weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage. Additionally, cybersecurity threats and the techniques used in cyberattacks change, develop and evolve rapidly, including from emerging technologies, such as advanced forms of artificial intelligence (AI) and quantum computing. Further, use of AI by our employees, third-party service providers, strategic partners or other contractors or consultants, whether authorized or unauthorized, increases the risk that our intellectual property and other proprietary information will be unintentionally disclosed. While none of the cybersecurity incidents or service interruptions that we have experienced to date have had a material adverse impact on our business, financial condition or operations, the preventative measures we have implemented to date may not be sufficient to prevent, mitigate or offset a future incident that may materially and adversely impact us and the cybersecurity insurance we have obtained may or may not cover such an incident. In addition, some of our software systems are cloud-based data management applications, hosted by third-party service providers whose security and information technology systems are subject to similar risks. The failure to protect either our or our service providers’ information technology infrastructure could disrupt our entire operation, resulting in decreased sales, increased overhead costs, product shortages, or loss or misuse of intellectual property or data, including proprietary, confidential, sensitive or personal information, all of which could have a material adverse effect on our reputation, business, financial condition and operating results or result in investigations, claims and administrative penalties by regulators.

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

We have incorporated and continue to further incorporate artificial intelligence into our internal operations. Implementation of artificial intelligence and machine learning technologies may result in legal and regulatory risks, reputational harm, or other adverse consequences to our business.

We have and are continuing to incorporate artificial intelligence (AI), including machine learning and independent algorithms, in certain of our business processes, including for research and development purposes. As with many innovations, AI presents risks and challenges that could undermine or slow its adoption, and therefore harm our business to the extent we increase our reliance on AI in the future. Moreover, our competitors may introduce AI technologies and features into their operations that result in greater efficiencies or other competitive advantages over us. Additionally, AI algorithms may be flawed or datasets may be insufficient or contain biased information resulting in perceived or actual negative outcomes. If the output that AI algorithms assist in producing are or are alleged to be inaccurate, deficient, or biased, our business, financial condition, and results of operations may be adversely affected. The use of AI could pose security and other risks to our confidential or proprietary information, including personal, customer or patient information, or could expose us to legal liability and reputational harm in the event AI output includes third party proprietary information. Issues relating to the use of new and evolving technologies such as AI that we integrate into our operations may cause us to experience brand or reputational harm, competitive harm, legal liability, new or enhanced governmental or regulatory scrutiny, and to incur additional costs to resolve such issues.

Several laws have been enacted at the U.S. state level that regulate the development and deployment of AI platforms and systems. Federal agencies in the U.S. are applying existing laws to address AI-related risks. An Executive Order issued in December 2025 seeks to establish uniform federal standards and challenge state laws that regulate AI. As with data privacy laws, these state laws and possible federal regulation could have significant effects on us and require us to change our AI practices and incur substantial costs and expenses in order to comply. Additionally, many countries and regions, including the EU, have proposed or passed new and evolving regulations related to the use of AI and machine learning technologies. The regulations may impose onerous obligations and may require us to unexpectedly rework or reevaluate improvements to be compliant. In particular, the EU Artificial Intelligence Act, which was adopted on June 13, 2024, may affect our use of AI technologies, may require additional compliance measures and changes to our operations and processes, and expose us to increased risk of regulatory enforcement and litigation. Furthermore, some of the AI features involve the processing of personal data and may be subject to laws, policies, legal obligations, and codes of conduct related to privacy and data protection, and could subject us to competitive harm, regulatory enforcement, increased cyber risks, reputational harm, and legal liability.

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

At December 31, 2025, we had approximately $546.9 million, $455.1 million and $5.8 million of net operating loss (NOL) carryforwards for federal, state and foreign purposes, respectively. Portions of federal NOL carryforwards incurred prior to 2018 will expire annually, if unused, while $346.9 million will not expire but can only be used to offset 80 percent of federal taxable income. Additionally, portions of state and foreign NOL carryforwards will expire annually, if unused.

At December 31, 2025, we had federal and state R&D credit carryforwards of approximately $56.3 million and $33.0 million, respectively. Portions of federal and $5.9 million of state R&D credits will expire annually, if unused, while $27.1 million of state R&D credits carry forward indefinitely. Additionally, at December 31, 2025, we had California economic development credit carryforwards of $3.0 million. These economic development credits can only be used to offset California taxable income and begin to expire in 2028, if unused.

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

Risks Related to Financing Transactions

The capped call transactions may affect the value of our common stock, and subject us to counterparty risk.

In connection with the issuance of the Company's 2.75% convertible notes due 2027 (Convertible Notes), which were fully exchanged, converted or redeemed in 2024, we entered into capped call transactions with certain option counterparties. The capped call transactions initially covered, subject to customary adjustments, the number of shares of common stock initially underlying the Convertible Notes. The capped call transactions were expected generally to reduce the potential dilution of our common stock upon any conversion of the Convertible Notes or at our election (subject to certain conditions), offset any cash payments we would be required to make in excess of the aggregate principal amount of converted Convertible Notes, as the case may be, with such reduction or offset subject to a cap. We have been advised that the option counterparties or their respective affiliates have established initial hedges of the capped call transaction, and may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Convertible Notes, or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversion of the Convertible Notes. In December 2024, we unwound a portion of capped call transactions corresponding to fifty percent of the number of shares of the Company’s common stock initially underlying the Convertible Notes. However, the remaining capped call transaction may still modify their hedge positions and such hedge modification activity could impact the market price of our common stock.

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

The current administration has enacted or proposed legislative, administrative and executive actions and regulatory changes that could affect our ability to profitably sell our commercialized products or products for which we obtain marketing approval. For example, changes in government budget and funding levels for the FDA and other government agencies could negatively impact the ability of the FDA to review and approve new products due to staffing and other resource limitations, the inability to hire or retain key personnel, as well as the imposition of statutory, regulatory and policy changes. Such changes could prevent or delay marketing approval of our current or future pipeline products, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval, each of which may negatively impact our business. Further, there have been, and may continue to be, legislative and regulatory proposals at the U.S. federal and state levels and in foreign jurisdictions directed at broadening the availability and containing or lowering the cost of healthcare including plans announced by the current administration to reform the U.S. pharmaceutical pricing system significantly through rulemaking and executive orders. In addition, existing legislation aimed at patient affordability in the United States such as the Patient Protection and Affordable Care Act may be repealed or replaced. The continuing efforts of the government, insurance companies and third-party payers to contain or reduce costs of healthcare may adversely affect our ability to set prices for our products that would allow us to achieve or sustain profitability. In addition, governments may impose price controls on any of our products, which may adversely affect our future profitability. These risks may also impact the development decisions we make with respect to our pipeline products.

Additionally, the U.S. government recently announced changes to its trade policies, including increasing tariffs on imports, in some cases significantly, and potentially negotiating or terminating existing trade agreements. The current tariff environment is dynamic and uncertain, as the U.S. government has imposed, modified and paused tariffs multiple times since the beginning of 2025, and on February 20, 2026, the U.S. Supreme Court struck down the international tariffs imposed by President Trump in 2025, and President Trump subsequently expressed his intent to reinstate the tariffs through other means which have not yet been disclosed. Changes to tariffs and other trade restrictions can be announced at any time with little or no notice. We cannot predict with certainty the future trade policy of the U.S. or other countries or the impact of the recent developments discussed above, however, we believe our exposure to the current tariff environment is limited as we primarily source products and product components from the U.S. Nevertheless, such tariffs, or uncertainty regarding tariff policy, may cause (i) increases in manufacturing costs, (ii) disruptions or delays to our supply chain, (iii) limitations on our ability to sell our products domestically or abroad, and (iv) reductions in sales volumes and gross margins for our products, any of which could negatively affect our business, results of operations and financial condition.

Our business, products and processes are subject to extensive regulation both in the U.S. and abroad and it can be costly to comply with these regulations. Any failure to adhere to applicable regulations could harm our business, financial condition and operating results.

Our medical devices, drugs, drug/device combination products and other products are subject to extensive government regulation in the U.S. by the FDA, state regulatory authorities and foreign regulatory authorities in the countries in which we conduct business. These regulations relate to, among other things, approval or clearance of our products for sale, R&D, labeling, advertising, promotion, pricing and discounts, recordkeeping, reporting, import and export, post-approval studies and the sale and distribution of our products. See Item 1, Business, “Government Regulation - U.S. Regulation & Reimbursement” and “International Regulation & Reimbursement” in this Annual Report on Form 10-K for additional information. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, or state or foreign regulatory authorities, which may include, among other things, warning letters, fines, injunctions, recalls, refusals to grant or delays in granting requests, civil fines and penalties, operating restrictions, withdrawal of approvals and even criminal prosecution.

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

Before we can obtain regulatory approval for any product candidate, we may have to undertake complex, time-consuming and expensive clinical testing in humans to demonstrate safety and efficacy, the outcomes of which are inherently uncertain and may never result in approved products or commercial sales. We have experienced in the past, and could experience in the future, delays in the commencement or completion of clinical trials or testing that could significantly affect our product development costs, including delays in enrollment for rare disease clinical trials. We do not know whether planned clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients in a timely manner or be completed on schedule, if at all, or be deemed insufficient by the FDA, which may require additional lengthy, time-consuming and expensive trials, which would further delay approval. We may suffer significant setbacks in clinical trials, even after earlier trials showed promising results, and failure can occur at any time during the clinical trial process. We, the clinical trial investigators, the independent review board overseeing the trial, the FDA, or another regulatory authority may suspend, delay or terminate clinical trials at any time due to a number of factors, including failure to conduct the trial in accordance with applicable regulatory requirements or trial protocols, failure to demonstrate a benefit from using the product, lack of sufficient funding, medical device product malfunctions, adverse events, or to avoid exposing trial participants to unacceptable health risks. Any delay or failure in clinical trials would delay or prevent our ability to obtain necessary regulatory approvals, which would have a material adverse effect on our business, financial condition and prospects.

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

Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. Other post-market requirements on our products include reporting of adverse events and device malfunctions, product tracing, reporting of corrections and removals (recalls), labeling requirements, and promotional restrictions. See Item 1, Business, “Government Regulation - U.S. Regulation & Reimbursement - Post-Market Regulation” in this Annual Report on Form 10-K for additional information. Additionally, any recall or product withdrawal, whether required by the FDA, another regulatory authority or initiated by us, could harm our reputation with customers, cause us to incur significant expense and negatively affect our sales.

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

We are subject to healthcare fraud and abuse, anti-kickback, false claims and transparency laws and regulations, among others, which are enforced by federal, state and international governments with respect to our marketing, training, customer arrangements, discount, rebate and pricing programs, product bundling, financial arrangements with physicians, patient assistance programs, reimbursement support services, and other practices. See Item 1, Business, “Government Regulation - U.S. Regulation & Reimbursement” and “International Regulation & Reimbursement” contained in this Annual Report on Form 10-K for additional information about the laws and regulations which apply to us. The U.S. Department of Justice has increased its scrutiny of interactions between manufacturers and healthcare providers, as well as various patient, product and reimbursement support programs and speaker bureaus, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Although we try to structure our arrangements within available safe harbors whenever possible, we may nevertheless become subject to government scrutiny or investigation. Violations may result in civil monetary penalties, criminal penalties, and exclusion from participation in government healthcare programs, including Medicare and Medicaid, all of which would have an adverse effect on our business.

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

In the U.S. and in certain states and foreign jurisdictions, there have been a number of legislative and regulatory proposals and adoptions to change the healthcare systems in ways that could impact our ability to sell our products profitably, if at all. In addition, new regulations and interpretations of existing healthcare statutes and regulations are frequently adopted and we may not be able to comply with the changed laws, they could increase the cost of manufacturing, marketing or selling our products, lower the prices we can charge for our products, or make approvals of pipeline products more difficult or prevent us from selling at all. We expect there will continue to be a number of legislative and regulatory changes to the U.S. health care system that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof and may impose additional costs or lengthen review times of planned or future products. It is also difficult to predict whether and how the policies and priorities of a new administration could materially impact the regulation governing our products. A new U.S. administration may propose policy changes that create additional uncertainty for our business, such as changes to the level of scrutiny to enforce the 340B drug pricing program (340B program) non-compliance, new price restrictions on products we sell to Medicaid, Medicare or other government purchasers, or other regulatory changes impacting reimbursement or competitive dynamics in the markets in which we operate. The extent to which such policy changes impact the healthcare regulatory environment remains uncertain and could materially impact our business and operations.

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

As a condition of having our iDose TR product covered under certain federal healthcare programs such as Medicare and Medicaid, we are required to participate in the MDRP with respect to all of our pharmaceutical products, including Epioxa, which requires us to calculate and report certain pricing metrics to the government, comply with certain pricing limitations and pay a rebate to each state Medicaid program for our covered products based on utilization of our products by Medicaid beneficiaries. Any company that participates in the MDRP also must participate in the 340B program. The 340B program, which is administered by the Health Resources and

Services Administration, requires participating companies to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for covered outpatient drugs. The 340B program ceiling price is calculated using a statutory formula, which is based on pricing data calculated under the MDRP.

Additionally, the U.S. Inflation Reduction Act of 2022, which is designed to, among other things, have a direct impact on drug prices and reduce drug spending by the federal government, requires drug manufacturers to pay rebates to Medicare if they increase prices faster than inflation for certain drugs used by Medicare beneficiaries. The expansion of inflation-based rebates may complicate our pricing strategies. See Item 1, Business, “Government Regulation - U.S. Regulation & Reimbursement” in this Annual Report on Form 10-K for more information on the MDRP. To the extent applicable, these and other similar legislation or regulations will reduce the prices we can charge, and impact the rebate amount we must pay, on sales of our products subject to that act, particularly on sales to our customers if they qualify as covered entities eligible to receive the discounted 340B ceiling price. Compliance with these laws and programs may reduce our net sales, and could require significant resources, which would reduce our profitability. Further, we cannot predict how our participation in, or how future CMS guidance or rules governing, MDRP will affect our profitability (including the potential for increases in our overall Medicaid rebate liability and the obligation to charge reduced prices to covered entities). Any changes to the limitations, calculations, or scope of these programs could negatively impact the results of our operations. Additionally, pricing and rebate calculations are complex and often subject to interpretation by the manufacturer, governmental agencies and courts. A manufacturer that becomes aware that its Medicaid reporting for a prior was incorrect or has changed as a result of a recalculation of pricing data is obligated to resubmit corrected data up to three years after the data was originally due. Restatements and recalculations may result in an overage or shortfall in our rebate liability for prior periods, and may affect our 340B ceiling price and therefore liability under the 340B program.

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

Our ability to successfully commercialize and achieve market acceptance of our products and compete against other therapies designed to address the same disease states depends in significant part on adequate financial coverage and reimbursement from third party payers, including governmental payers (such as the Medicare and Medicaid programs in the U.S.), managed care organizations and private health insurers. See Item 1, Business, “Government Regulation - U.S. Regulation & Reimbursement” and “International Regulation & Reimbursement” contained in this Annual Report on Form 10-K for additional information. payers continually review the clinical evidence for new therapies and can change their coverage policies without notice or deny payment if the product was not used in accordance with the payer’s coverage policy. Therefore, coverage for our products can differ significantly from payer to payer. As a result, the coverage determination process is often time-consuming and costly and requires us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage will be obtained or will be maintained once it is obtained.

In addition to uncertainties surrounding coverage policies, there are uncertainties regarding appropriate reimbursement for the procedures associated with certain of our products like iStent infinite and iDose TR, as well as sporadic volatility in reimbursement levels of existing products, including our Photrexa therapy and the procedures associated with our existing products, such as our iStent family of products. For example, in 2022 the CMS’ payment rates significantly lowered the Medicare physician fee payment rates and slightly lowered the Medicare facility fee payment rates related to the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, furnished in the ambulatory surgery center setting, which we believe disrupted traditional customer ordering patterns and resulted in certain of our customers’ utilization of competitive products, causing reduced glaucoma sales volumes in the U.S. in 2022 and 2023. Additionally, the facility fee payment rates for the standalone procedure that hospitals and ambulatory surgery centers will use with Glaukos’ iStent infinite product were lower than anticipated for 2022 and were not significantly modified by CMS for 2023 facility fee payment rates, which had an adverse impact on procedural iStent family product volumes and our revenues and net income.

The demand for, and the profitability of, our products could be materially harmed if the Medicaid program, Medicare program, other healthcare programs in the U.S. or elsewhere, or third party commercial payers in the U.S. or elsewhere, deny reimbursement for our products, limit the indications for which our products will be reimbursed, are unclear on appropriate reimbursement codes or provide reimbursement only on unfavorable terms. For example, in June 2023 five MACs, which set physician fee payment rates for products covered by Category III CPT codes, published proposed LCDs that deemed certain ophthalmic procedures, including the procedures using our iAccess product, investigational and therefore not covered by Medicare and not reimbursed, which LCD was ultimately adopted and then reversed by these MACs. This non-coverage determination was not included in the proposed LCDs subsequently finalized by the five MACs in November 2024. Additionally, the physician fee payment rates for the procedures using our iDose TR product will be determined by the MACs, several of which have not yet published this rate. Also, when procedures associated with our products transition from temporary CPT Category III codes to permanent CPT Category I codes, the physician and facility reimbursement levels associated with the procedures using these products could be decreased, such as the decreased payment rates for procedures using our iStent-related products, in conjunction with cataract surgery, established by CMS for 2022 and 2023, as discussed above. Even when a permanent billing code has been assigned to a product, there is no guarantee that coverage will be provided. If we are unable to maintain our existing codes or obtain new permanent codes for procedures using our products, use existing codes for new products or obtain new reimbursement codes for our products in development, we may be subject to significant pricing pressure, that could harm our results of operations, financial condition and prospects. In the foreign markets in which we operate, different pricing and reimbursement systems could result in lower reimbursement, harming our ability to operate our business.

We cannot predict to what extent current global economic conditions may disrupt healthcare systems and access to our products or result in a widespread loss of individual health insurance coverage due to unemployment, a shift from commercial payer coverage to government payer coverage, or an increase in demand for patient assistance or free drug programs, any of which could adversely affect our net revenue. In addition, payers consistently engage in cost containment efforts, which could result in decreased reimbursement levels for prescription drugs and the imposition of prior authorization for the use of our products. We cannot predict actions that third party payers may take, including limiting access to or the level of reimbursement for our products or refusal to provide any approvals or coverage.

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

The theft, unauthorized use, transfer, or publication of our intellectual property, our confidential business, financial, and/or technical information, or the personal data of our employees and customers by third parties or by our employees could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives, or otherwise adversely affect our business. Despite our efforts, we cannot guarantee that we will be able to adequately protect our proprietary rights, which could substantially impair our ability to compete. Our patents may be challenged and held invalid or we may be unable to extend the protection on products with expiring patents. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. Further, although it is our policy to require each of our employees, consultants and any other parties who may be involved in the development of intellectual property on our behalf to execute proprietary information and inventions agreements, we may be unsuccessful in doing so with each party who in fact develops intellectual property that we regard as our own. The relevant assignment provisions may not be self-executing or may be breached, resulting in ownership disputes and/or litigation.

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

Intellectual property rights are essential to our business. We have asserted and may in the future need to assert claims of infringement or trade secret theft against third parties to protect our rights, or to invalidate or challenge the intellectual property rights of a third party, including those rights owned by our competitors. Additionally, third parties could assert infringement or misappropriation claims against us with respect to our current or future commercial products and seek to invalidate one or more of our patents or trademarks. Such claims could arise in situations where certain employees, consultants or contractors were previously, or are currently, employed by other medical device, biotechnology or pharmaceutical companies, including our competitors or potential competitors; we may be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property or disclosed the alleged trade secrets or other proprietary information, of these other employers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the importance of maintaining the security of our information systems and assets, and have several cybersecurity processes and controls designed to identify, assess and manage the risks associated with cybersecurity threats and cybersecurity incidents.

Risk Management Systems and Processes

Our cybersecurity risk management program encompasses periodic risk assessments, designed to help identify cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment. To identify and assess material risks from cybersecurity threats, our enterprise risk management program considers cybersecurity threat risks alongside other company risks as part of our overall risk assessment process. Our enterprise risk management program is administered by the Company’s legal and internal audit functions, and includes, among other risks, the process of identifying and assessing cybersecurity threat risks, as well as monitoring the effectiveness of our associated risk mitigation efforts. During the year, our senior management periodically identifies cybersecurity risks facing the Company and reviews our mitigation plans related to these risks. These senior leaders conduct an evaluation of the severity of these identified risks and any changes to the risk level or the Company’s mitigation efforts since the prior evaluation. The severity of risks is measured based upon the potential adverse impact that could result, the immediacy of the threat and the availability of mitigating factors, among other elements. Management may engage outside consultants, such as legal counsel or cybersecurity advisors, in assessing risks and developing mitigation plans.

We also have specific cybersecurity risk assessment processes which help identify our cybersecurity threat risks, including a comparison of our processes to industry standards as well as periodic third-party assessments of our programs. We compare our Information Security Program with industry standards including the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and ISO 27001. In order to enhance internal expertise, members of our Global Technology Systems (GTS) department maintain various cybersecurity-related certifications. We also maintain written incident response and security policies that seek to ensure we are protected and ready to respond should a security incident occur. Our incident response plan coordinates the activities we would take to respond to and recover from cybersecurity incidents, which include processes to triage, assess severity of, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate potential liability and reputational damage. Based on established criteria, incidents may be reported to senior management, the Audit Committee or the full Board.

To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and to protect against, detect, and respond to cybersecurity incidents, we undertake the activities listed below:

•
closely monitor emerging laws, regulations and implement responsive changes to our processes;
•
conduct annual cybersecurity training for all employees and contractors who use our systems;
•
conduct regular email phishing testing exercises for all employees to enhance awareness and responsiveness to such possible threats;
•
require employees, as well as contractors who have access to our systems or the data of our employees, customers or patients, to treat information as confidential;
•
perform internal audits of cybersecurity processes, including reviews of logging and monitoring practices and the patch management process;
•
conduct tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our preparedness, processes, technologies and incident response plan; and
•
carry cyber risk insurance that provides protection (as specified in the applicable policies) against certain potential costs and losses arising from a cybersecurity incident.

Engagement of Third Parties

As part of the above processes, we regularly engage with assessors, consultants, and other third-parties to review our cybersecurity program. These reviews are intended to evaluate the effectiveness and robustness of the security measures implemented in our networks and information systems, identifying potential vulnerabilities, performance improvements, and recommended improvement strategies. These security assessments may focus on key areas such as user access controls, data encryption processes, auditing and monitoring of database activities, system and server configuration and updated procedures.

Threats from Third Party Service Providers

Our processes also address cybersecurity threat risks associated with our use of third-party software and service providers. Third-party risks are included within our enterprise risk management assessment program, which is discussed above. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on any high-risk third-parties that provide us software or have access to our systems or highly sensitive information, and monitor cybersecurity threat risks identified through such diligence. We formed a Software Approval Board, which is made up of cross-functional members from Quality, Internal Audit, Information Security, Business Systems, and R&D, to help determine risk and impact of any potential newly proposed software before purchase or installation on our systems. Additionally, we require third parties with access to sensitive systems or data to agree by contract to manage their cybersecurity risks in specified ways. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

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

Board Oversight

The Audit Committee of our Board is responsible for the oversight of risks from cybersecurity threats. At least twice a year, the Audit Committee receives a report of our cybersecurity threat risk management and mitigation strategy covering topics such as information security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and potentially material cybersecurity threat risks or incidents should one occur, as well as the steps management has taken to respond to such risks. In such sessions, the Audit Committee generally receives information describing current and emerging material cybersecurity threat risks, and describing the Company’s plans to mitigate those risks, and discusses such matters with our head of Information Security, Vice President of GTS and other members of senior management. Potential material cybersecurity threat risks are also considered during separate Board discussions of important matters like enterprise risk management. Two members of our Board, including one member of the Audit Committee, have earned cybersecurity certifications to help them identify cybersecurity threats and oversee management’s efforts to manage and mitigate them.

Management Oversight

While the Audit Committee reviews and oversees the Company’s risks from cybersecurity threats, senior leadership is responsible for the day-to-day management of cybersecurity risk and the design and implementation of policies, processes and procedures to identify and mitigate this risk. Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Legal department and our Internal Audit department, working with our GTS department. Members of this team include our fractional Chief Information Security Officer, our Head of Internal Audit and Cyber Security Engineer. Our fractional Chief Information Security Officer is a Certified Information Systems Security Professional (CISSP), as well as a member of ISACA and ISC2 industry organizations with over 25 years of experience in this field. Our head of Internal Audit is a Certified Information Systems Auditor (CISA) as well as a member of ISACA and has held leadership roles in internal audit and risk for 20 years. Our Cyber Security Engineer is a CISSP and a member of ISC2 with 10 years of related experience in this field. Members of senior management are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.

ITEM 2. PROPERTIES

Our corporate headquarters, including certain administrative, laboratory, R&D and warehouse space, are located at a campus in Aliso Viejo, California consisting of three leased buildings totaling 160,000 square feet of space (Aliso Facility) as well as certain real property purchased in 2025 consisting of land, assumed leases and an approximately 40,000 square foot office building, adjacent to our Aliso Facility.

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

We also occupy approximately 60,000 square feet of leased manufacturing space in Burlington, Massachusetts pursuant to a lease agreement that expires on July 31, 2033. Our remaining foreign subsidiaries’ leased office and warehouse space totals less than 38,000 square feet.

In December 2024, we reached agreement with the city of Huntsville, Alabama to develop a new 200,000 square foot R&D and manufacturing facility. We expect construction to begin in 2026.

We believe our existing properties are well maintained, in good operating condition and are adequate to support our present level of operations.

ITEM 3. LEGAL PROCEEDINGS

On September 17, 2025, the Company filed a complaint against SpyGlass Pharma, Inc. (SpyGlass) in the United States District Court for the Central District of California and its Vice President of Clinical Research, Long Doan (Case No. 8:25-cv-02105) (the Complaint). The Company asserts two claims for relief against SpyGlass: trade secret theft under the United States Defend Trade Secrets Act and unfair competition under California’s unfair competition statute. The Company asserts three claims against Mr. Doan: breach of contract, fraud regarding employee exit documentation, and a violation of the Computer Fraud and Abuse Act. Specifically, the complaint alleges that former Glaukos senior clinical leader Long Doan and competitor SpyGlass engaged in the mass theft and continuing exploitation of more than 11,000 confidential and trade secret files—part of over 13,000 Company documents Mr. Doan surreptitiously uploaded to his personal Google Drive after accepting SpyGlass’s offer to shortcut SpyGlass’s clinical, regulatory, and operational efforts and inflict irreparable competitive harm on the Company. On December 11, 2025, after finding that the Company was likely to prevail on the merits of the case and is at risk of irreparable harm, the Court entered an injunction against both SpyGlass and Mr. Doan and in favor of the Company, ordering both SpyGlass and Mr. Doan to not consult, copy, or otherwise use any downloaded materials obtained from the Company. The Court also ordered SpyGlass and Mr. Doan to return all materials Mr. Doan took from the Company. On November 18, 2025, Spyglass and Mr. Doan filed motions to dismiss the Complaint. On January 26, 2026, at the hearing on the motions to dismiss, the Company volunteered to dismiss its unfair competition claim and only pursue its trade secret claim against Spyglass. While the Court has not yet ruled on the motions, the case is moving forward with fact discovery. The Court has set a trial date of October 27, 2026. The Company seeks (a) a judgment that SpyGlass and Mr. Doan misappropriated Glaukos’s trade secrets, (b) a permanent injunction against the Defendants from the use of certain intellectual property, (c) treble damages, (d) attorneys’ fees, (e) interest on any foregoing sums, and (f) additional relief as the Court deems just and equitable, which could include future royalty payments.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock trades on the New York Stock Exchange (NYSE) under the symbol “GKOS”.

As of February 18, 2026, we had 42 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of record holders also does not include stockholders whose shares may be held in trust by other entities.

Stock Performance Graph

The following performance graph shows the cumulative total stockholder return during the last five years in (i) our common stock, (ii) the S&P Small Cap 600 index and (iii) the S&P Small Cap 600 Healthcare index. The graph assumes that $100 was invested at the closing price of our common stock on the last trading day of fiscal year 2020 and all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Glaukos Corporation	$100.00	$59.05	$58.04	$105.62	$199.23	$150.03
S&P Small Cap 600 index	$100.00	$125.27	$103.45	$117.81	$125.85	$131.18
S&P Small Cap 600 Healthcare index	$100.00	$105.76	$77.81	$75.74	$78.30	$77.88

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an ophthalmic pharmaceutical and medical technology company focused on developing novel, dropless platform therapies and commercializing associated products for the treatment of glaucoma, corneal disorders and retinal disease. We first developed Micro-Invasive Glaucoma Surgery (MIGS) as an alternative to the traditional glaucoma treatment paradigm, launching our first MIGS device commercially in 2012. In 2024, we commenced commercialization activities for iDose TR, an intracameral procedural pharmaceutical implant designed to continuously deliver therapeutic levels of a proprietary formulation of travoprost inside the eye for extended periods of time. We also offer commercially a proprietary bio-activated pharmaceutical therapy for the treatment of a rare corneal disorder, keratoconus, that was approved by the United States (U.S.) Food and Drug Administration (FDA) in 2016. Beyond our approved products, we continue to develop and advance a robust pipeline of novel, dropless platform technologies designed to advance the standard of care and improve outcomes for patients suffering from chronic eye diseases.

Financial Overview

The most important financial indicators that we use to assess our business are net sales, gross margin, operating expenses, and cash on hand.

	December 31,	December 31,
	2025	2024
Net sales	$507,442	$383,481
Gross margin	56%	75%
Operating expenses	$482,361	$411,820
Cash, cash equivalents, short-term investments and restricted cash	$282,594	$323,648

Please see Results of Operations and Liquidity and Capital Resources below for a detailed discussion of each of the above items including analysis of the fluctuations from year to year.

We incurred net losses of $187.7 million, $146.4 million and $134.7 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively and as of December 31, 2025, we had an accumulated deficit of $933.1 million.

Recent Developments

On October 20, 2025, we announced U.S. FDA approval for Epioxa indicated for the treatment of keratoconus. Epioxa represents an advancement in keratoconus care, offering an incision-free alternative to traditional corneal cross-linking procedures. Epioxa is the first FDA-approved, incision-free, topical drug therapy that does not require removal of the corneal epithelium and is designed to eliminate the pain associated with epithelium removal, streamline the procedure, and minimize recovery. We announced plans to begin commercializing Epioxa in the first quarter of 2026. Accordingly, we assessed our long-lived assets for impairment and determined that our remaining developed technology intangible asset related to Photrexa was no longer fully recoverable. As a result, we recorded an impairment charge within cost of sales in the consolidated statements of operations during the year ended December 31, 2025 of $112.9 million related to our Photrexa developed technology intangible asset.

In June 2025, we received European Union (EU) Medical Device Regulation (MDR) certification for our iStent family of products, including the iStent infinite and the iStent inject W. We also received certification for our iStent products under the United Kingdom’s Medical Device Regulation. We commenced some commercial launch activities in certain of our key EU markets in the third and fourth quarters of 2025.

On May 16, 2025, pursuant to a definitive agreement and plan of merger (Mobius Agreement), we acquired all of the outstanding equity interests in Mobius Therapeutics, LLC (Mobius) for $12.4 million, net of cash acquired (Mobius Merger). Pursuant to the Mobius Agreement, we also agreed to pay the former Mobius equity holders contingent consideration in the form of single-digit royalty payments based on net sales of Mobius products for a period of four years, and additional performance-based payments of up to $80.0 million in aggregate upon the achievement of certain net sales milestones with respect to such Mobius products. Mobius’ lead product, Mitosol, is the only FDA-approved ophthalmic formulation of mitomycin-C, which is often utilized as an adjunct in late-stage glaucoma filtration procedures.

On April 4, 2025, we purchased certain real property adjacent to our existing Aliso Viejo, California corporate headquarters (Aliso Facility), consisting of land and an approximately 40,000 square foot, two-story building, located in Aliso Viejo, California (Aliso Building). We paid a purchase price of $16.6 million for the Aliso Building, which is currently occupied by several tenants whose leases, which were assumed by us, run through 2029. We believe that the Aliso Building provides us with future expansion opportunities and potentially reduces future capital expenditures associated with construction of an additional building as part of the Aliso Facility.

Market and Business Update

Impact of the Current Global Economic Environment

As a result of the ongoing macroeconomic conditions, global and regional economies continue to experience varying levels of inflation, supply shortages or delays, changes in supply and demand, foreign exchange rate fluctuations, uncertainty around global trade, including new or increased tariffs, and other conditions that have led to disruptions in commerce and pricing stability. Additionally, some of our vendors are continuing to experience supply challenges, both in the acquisition of raw materials as well as due to labor shortages and other disruptions. These challenges have occasionally led to longer lead times and delays of certain components needed for the manufacture of our products, in some cases requiring us to find alternative sources for materials. As a result of these supply chain challenges and ongoing inflationary pressures, we have experienced higher costs for certain components and raw materials. While these supply challenges have generally stabilized over the course of 2025, if these supply issues persist or worsen in the future, they could impact our gross margin, our ability to ship some of our products to our customers, or bring some of our pipeline products to market, in a timely manner.

During 2025, the U.S. government announced tariffs on product imports from certain countries, including higher tariff levels on goods imported from Canada, Mexico and China. These actions have resulted, and could further result, in retaliatory measures on U.S. goods by those countries and others. On February 20, 2026, the U.S. Supreme Court struck down the international tariffs imposed by President Trump in 2025. President Trump has subsequently expressed his intent to reinstate the tariffs through other means which have not yet been disclosed. We are evaluating the impact of these developments, however we believe our exposure to these tariffs and the potential escalation of trade disputes is limited as we primarily source our raw materials and product components from the U.S. Nevertheless, these tariffs, or the introduction of new or higher tariffs in other countries, could pose a risk to our business, or the businesses of our customers, that could affect our net sales and cost of sourcing materials. We will continue to evaluate the impacts of tariffs on our business and results of operations.

The effects of foreign currency fluctuations were most notably experienced in our international glaucoma business. Our annual growth rate of net sales of our international glaucoma franchise for the year ended

December 31, 2025 was positively affected by approximately 208 basis points, primarily related to the Euro. For the year ended December 31, 2024, net sales of our international glaucoma business were negatively impacted by approximately 185 basis points, primarily related to the Japanese Yen.

Developments Impacting Reimbursement Rates and Coverage

In the U.S., healthcare providers use separate billing codes to report the provision of medical procedures and use of supplies to third-party payers, such as government programs or private insurance, and seek reimbursement for all or a portion of those costs. Physician fee payment rates for procedures covered by temporary Current Procedural Terminology (CPT) codes in the Medicare Fee for Service setting, such as a standalone trabecular micro-bypass procedure utilizing the iStent infinite or the implanting of iDose TR products, are set by the multi-state, regional contractors, or Medicare Administrative Contractors (MACs), of which there are currently seven, that are responsible for administering Medicare claims. As of December 31, 2025, the professional fees associated with an iDose TR procedure have been formally published by four of the seven MACs. MACs have in the past, and may in the future, change coverage terms, and there can be no assurance that coverage and adequate reimbursement will be obtained from, or maintained by, the MACs.

The unique, permanent Healthcare Common Procedure Coding System (HCPCS) J-code for iDose TR, J7355, became effective July 1, 2024. J-codes are used by U.S. government and commercial payers to streamline the billing and reimbursement process for procedural pharmaceuticals administered by a healthcare professional, such as iDose TR. In addition to the J-code, on March 21, 2024, CMS assigned the temporary CPT codes that are designed to be used to cover the procedural component of iDose TR, 0660T and 0661T, to APC 5492 (Level 2 Intraocular Procedures), retroactively effective as of January 1, 2024.

Now that Epioxa, our new CXL procedure, has been approved by the U.S. FDA, reimbursement is expected to primarily involve updates to third-party commercial insurance policies as the vast majority of patients who are diagnosed with, and then treated for, keratoconus are below the Medicare age. Therefore, the procedural component of Epioxa will be covered by a temporary Category III CPT code, 0402T. Next, we will apply for a permanent HCPCS J-Code for Epioxa and we will seek coverage by third-party commercial payers. The professional fees associated with the CXL procedure will be determined by each payer. Coverage and reimbursement can differ significantly from payer to payer, and payers can change or deny coverage for new or existing products without notice.

On October 31, 2025 and November 21, 2025, the U.S. Centers for Medicare & Medicaid Services’ (CMS) published its proposed rules on 2026 Medicare physician fee and facility fee payment rates (2026 Final Rules), respectively. The 2026 Final Rules reflected a modest increase with respect to facility fee payment rates in both the ASC and hospital outpatient setting over the 2025 Medicare facility fee payment rates with respect to procedures using our glaucoma products. The 2026 Final Rules also reflected reductions with respect to physician fee payment rates over the 2025 Medicare physician payment rates with respect to several Category I CPT codes across ophthalmology generally, including for cataract and surgical MIGS procedures specifically. The physician fee rules contained in the 2026 Final Rules do not affect the physician fees paid under temporary CPT codes for iDose TR and iStent infinite, because as explained above, those rates are determined on a MAC-by-MAC basis.

We estimate that approximately 80% of procedures utilizing our iDose TR and iStent family of products in the U.S. have been performed in the ASC setting and the remaining estimated 20% of procedures have been performed in the hospital.

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

CMS physician fee payment rate decreases, along with the finalization in late 2024 of recent LCDs issued by five of the seven MACs, have disrupted traditional customer ordering patterns and may have resulted in certain of our customers’ utilization of competitive products, which has reduced U.S. Glaucoma sales volumes of our iStent family of products used in conjunction with cataract surgery in each of the years ended December 31, 2025, December 31, 2024 and December 31, 2023. Additionally, the royalty income we received pursuant to a settlement agreement entered into during 2021 with Ivantis, Inc. (acquired by Alcon in 2022) relating to sales of the Hydrus® Microstent contractually expired on April 26, 2025.

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

Additionally, in January 2026, we received FDA approval of our supplemental new drug application (NDA) for the re-administration of iDose TR to patients who have previously received an iDose TR implant.

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

We sell the majority of our products through a direct sales organization in the United States. Internationally, we sell our products primarily through direct sales subsidiaries and through independent distributors in certain countries in which we do not have a direct presence or only maintain a modest commercial presence. The primary end‑user customers for our products are surgery centers, hospitals and physician private practices.

Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services, which includes estimates of reductions to revenue for commercial and governmental rebates owed, variable consideration for product returns and other discounts and incentives.

Cost of Sales

Cost of sales reflects the aggregate costs to manufacture our products and includes raw material costs, labor costs, manufacturing overhead expenses and the effect of changes in the balance of reserves for excess and obsolete inventory.

We manufacture our iStent family of products and iDose TR at our facilities in San Clemente, California and our proprietary bioactivation systems at our manufacturing facility in Burlington, Massachusetts. We contract with third-party manufacturers in the U.S. and Germany to produce our Photrexa and other associated drug formulations. We currently intend to maintain our manufacturing facilities at our San Clemente and Burlington locations for the foreseeable future.

Due to the relatively low production volumes of our iStent family of products, iDose TR and our proprietary bioactivation systems compared to our potential capacity for those products, a significant portion of our per unit costs is comprised of manufacturing overhead expenses. These expenses include quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management.

Cost of sales also includes amortization of the developed technology intangible assets recorded as a result of our acquisitions of Avedro, Inc (Avedro) and Mobius, respectively, and our sales agreement with Celanese Canada ULC (Celanese Agreement). Amortization expense was $26.8 million, $22.2 million and $22.1 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

In connection with our planned commercialization of Epioxa, we expect to transition commercial efforts and manufacturing from Photrexa to Epioxa in 2026. As mentioned in Recent Developments, we recorded an impairment charge within cost of sales in the consolidated statements of operations during the year ended December 31, 2025 of $112.9 million related to our Photrexa developed technology intangible asset.

Our future gross profit as a percentage of net sales, or gross margin, will be impacted by numerous factors including commencement of sales of new products currently in our pipeline, or any other future products, which may have higher pricing, or conversely, higher product costs. Our gross margin will also be affected by manufacturing or supply chain costs, disruptions or inefficiencies that we may experience as we attempt to manufacture our products on a larger scale, manufacture new products and change our manufacturing capacity, processes or output. Additionally, our gross margin will continue to be affected by amortization of Avedro and Mobius developed technology and Celanese Agreement intangible assets, the impact of rebates and allowances associated with government and commercial programs and by royalty expenses on current or future products associated with various licensing agreements. Our gross margin in future periods may also be impacted by other factors adversely affecting our net sales in future periods such as the impact of government pricing programs and reductions of payment rates for certain of our products, and related services and inflationary pressures.

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses primarily consist of personnel-related expenses, including salaries, sales commissions, bonuses, fringe benefits and stock-based compensation for our executive, sales, marketing, market access, financial, legal, information technology and other administrative functions. Other significant SG&A expenses include marketing programs; advertising; post-approval clinical studies; conferences and congresses; travel expenses; costs associated with obtaining and maintaining our patent portfolio; professional fees for accounting, auditing, consulting and legal services; costs associated with our global enterprise systems and information systems; and allocated facility expenses.

SG&A expenses also include amortization of the $14.1 million and $0.4 million customer relationships intangible assets recorded as a result of our acquisitions of Avedro, Inc. (Avedro) and Mobius, respectively, as well as the $0.7 million in-place lease intangible asset from the Aliso Building acquisition. Amortization expense for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 was $0.4 million, $2.5 million and $2.8 million, respectively. The Avedro customer relationship intangible asset was fully amortized as of December 31, 2024.

We expect SG&A expenses to continue to grow as we increase our infrastructure for our global sales and marketing functions, commercial support organizations, and general administration departments. We also expect other non-employee-related costs, including sales and marketing program activities for new products, market access efforts, outside services, enhancements in our global enterprise systems, accounting services and general legal costs to increase as our overall operations grow. The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as on the timing of any new product launches and other potential business and operational activities.

Research and Development

Our research and development (R&D) activities primarily consist of new product development projects, pre-clinical studies, Investigational New Drug studies, and clinical trials. Our R&D expenses primarily consist of personnel-related expenses, including salaries, fringe benefits and stock-based compensation for our R&D employees; research materials; supplies and services; in-licenses, including event-based milestones; and the costs of conducting clinical studies, which include payments to investigational sites and investigators, clinical research organizations, consultants, and other outside technical services; and the costs of materials, supplies and travel. We expense R&D costs as they are incurred. We expect our R&D expenses to continue to increase as we initiate and advance our development programs, including our expanding pharmaceutical development efforts and clinical trials across glaucoma, corneal health and retinal disease.

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

Our IPR&D for the years ended December 31, 2024 and December 31, 2023 totaled $14.2 million and $5.0 million, respectively, relating to one-time upfront payments and stock issuances associated with our exclusive licensing agreements with various third-parties, whereby we were granted the exclusive, worldwide licenses for certain technologies that are in development. There were no IPR&D expenses during the year ended December 31, 2025.

We may have ongoing milestone and royalty payment obligations depending on the success, development regulatory approval and commercialization of the proprietary technologies we have acquired.

Non-Operating Income (Expense), Net

Non-operating income (expense), net primarily consists of interest expense associated with our finance lease for our Aliso Facility and for our previously-outstanding 2.75% convertible notes due 2027 (Convertible Notes), interest income derived from our short-term investments and unrealized gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar, primarily related to intercompany loans.

Income Taxes

Our tax (benefit) provision is primarily comprised of U.S. federal and state deferred taxes from a reduction of the valuation allowance associated with intangible assets changing from indefinite-lived to definite-lived for financial reporting purposes, as well as state and foreign income taxes offset by release of uncertain tax positions for which the statute of limitations has expired. Our net deferred tax liability of $0.4 million at December 31, 2025 primarily represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets. We continue to provide a full valuation allowance against our other net deferred tax assets.

We record reserves for uncertain tax positions where we believe the ability to sustain the tax position does not reach a more likely than not threshold.

Results of Operations

For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2024 compared to the year ended December 31, 2023 refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2024 Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission on February 25, 2025.

Comparison of Years Ended December 31, 2025 and December 31, 2024

	Year ended
	December 31,		% Increase
(in thousands)	2025	2024	(decrease)
Statements of operations data:
Net sales	$507,442	$383,481	32%
Cost of sales	224,681	94,027	139%
Gross profit	282,761	289,454	(2)%
Operating expenses:
Selling, general and administrative	331,747	261,166	27%
Research and development	150,614	136,425	10%
Acquired in-process research and development	—	14,229	(100)%
Total operating expenses	482,361	411,820	17%
Loss from operations	(199,600)	(122,366)	63%
Total non-operating income (expense), net	6,558	(23,235)	NM
Income tax (benefit) provision	(5,351)	771	NM
Net loss	$(187,691)	$(146,372)	28%

Net Sales

Net sales for the years ended December 31, 2025 and December 31, 2024 were $507.4 million and $383.5 million, respectively, reflecting an increase of $123.9 million or 32% primary related to the factors listed below.

Net sales of glaucoma products in the United States were $298.6 million and $199.6 million for the years ended December 31, 2025 and December 31, 2024, respectively, increasing by approximately 50%. This increase is primarily due to higher volumes of sales iDose TR, which has a higher net sales price than our other products, partially offset by a single digit decline in the net sales of our non-iDose products, primarily due to the MIGS restrictions associated with the final LCD issued by the five MACs as described above in the Market and Business section.

International sales of glaucoma products for the years ended December 31, 2025 and December 31, 2024 were $122.5 million and $103.7 million, respectively, increasing by approximately 18%. The increase in international sales reflects continued broad-based volume growth in many key international markets for glaucoma procedures, primarily France, the United Kingdom, and Japan, the dollar-based results of which were slightly affected by favorable foreign exchange rates over the course of the year, primarily related to the Euro, during the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Net sales of corneal health products were $86.4 million and $80.2 million for the years ended December 31, 2025 and December 31, 2024, respectively, increasing by 8%. Of the approximately $6.2 million increase in net sales generated by our corneal health products, $6.3 million related to an increase in U.S. net sales of Photrexa using direct sales operations, which was positively impacted by higher realized average sales prices of Photrexa along with increases in sales to existing customers and new account starts, partially offset by accrued rebates related to the impact of our participation in MDRP. Our net sales of iLink devices in the U.S. decreased $0.4 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Our international corneal health sales increased $0.2 million from net sales in countries outside the U.S. during the year ending December 31, 2025 as compared to the year ended December 31, 2024.

Cost of Sales

Cost of sales for the years ended December 31, 2025 and December 31, 2024 were $224.7 million and $94.0 million, respectively, reflecting an increase of approximately $130.7 million or 139%. Of the total increase of $130.7 million, the impact of the aforementioned Photrexa developed technology impairment was $112.9 million. The remaining increase in cost of sales of $17.8 million is generally proportionate to the increase in net sales for the corresponding period, as well as contributions from increased iDose TR production and iDose TR net sales. Our gross margin was approximately 56% and 75% for the years ended December 31, 2025 and December 31, 2024, respectively.

Selling, General and Administrative Expenses

SG&A expenses for the years ended December 31, 2025 and December 31, 2024 were $331.7 million and $261.2 million, respectively, reflecting an increase of $70.5 million or 27%.

Of the total $70.5 million increase in SG&A expenses for the year ended December 31, 2025 as compared to the year ended December 31, 2024, $27.1 million related to increased compensation and related employee costs, with $11.9 million of the incremental amount related to an increase in stock-based compensation expense, the majority of which was associated with certain performance equity awards that were achieved during the year. The residual increase primarily relates to enhancements of various customer and patient support functions, our business intelligence function, and growth in our commercial infrastructure in glaucoma and corneal health, along with increased travel, meetings and accompanying costs as business activities have expanded.

The remaining increase of $43.4 million primarily relates to discretionary expenses supporting the above personnel growth as well as our ongoing administrative operations, inclusive of information technology, facilities and allocated expenses; as well as reserves for accounts receivable, which are calculated based on our accounts receivable reserve methodology.

Research and Development Expenses

R&D expenses for the years ended December 31, 2025 and December 31, 2024 were $150.6 million and $136.4 million, respectively, reflecting an increase of $14.2 million or 10%.

For the year ended December 31, 2025, we incurred $107.1 million in core R&D expenses and $43.5 million in clinical expenses, comprised of $91.3 million in compensation and related employee expenses, $2.0 million of which was related to increased stock-based compensation, with the remaining $59.3 million spent on the continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as next generation iDose and Epioxa products; and our earlier stage programs for glaucoma, corneal, retinal and other therapeutic investments. For the year ended December 31, 2024, we incurred $84.6 million in core R&D expenses and $51.8 million in clinical expenses, comprised of $79.9 million in compensation and related employee expenses with the remaining $56.5 million spent on the above-mentioned programs.

Acquired In-process Research and Development

There was no IPR&D expense for the year ended December 31, 2025. During the year ended December 31, 2024, we issued $5.0 million of our common stock, paid approximately $5.1 million in cash, and incurred $1.6 million of contingent consideration in connection with the asset acquisition of 100% of the outstanding equity interests in a clinical stage biopharma company focused on developing novel therapeutics for ophthalmic diseases, including all related patents and patent applications, technology and know-how. Also included in IPR&D for the year ended December 31, 2024 is a $2.5 million payment related to an additional license agreement pursuant to which we obtained an exclusive, worldwide license to develop and commercialize drug products incorporating certain proprietary technology.

Non-Operating Income (Expense), Net

We had non-operating income of $6.6 million and non-operating expense of $23.2 million for the years ended December 31, 2025 and December 31, 2024, respectively. The $29.8 million change primarily relates to charges associated with our Convertible Note Exchange during the year ended December 31, 2024.

Income Tax (Benefit) Provision

Our effective tax rate for the year ended December 31, 2025 was 2.8%. For the year ended December 31, 2025, we recorded a (benefit) for income taxes of $(5.4) million, which was primarily comprised of U.S. federal and state deferred taxes from a reduction of the valuation allowance associated with intangible assets changing from indefinite-lived to definite-lived for financial reporting purposes, as well as state and foreign income tax expense offset by release of uncertain tax positions for which the statute of limitations has expired. For the year ended December 31, 2024, we recorded a provision for income taxes of $0.8 million which was primarily comprised of state and foreign income tax expense offset by release of uncertain tax positions for which the statute of limitations has expired.

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

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Cash and cash equivalents	$90,813	$169,626
Short-term investments	187,947	149,289
Accounts receivable, net	108,608	60,744
Inventory	63,564	57,678
Accounts payable	24,624	13,026
Accrued liabilities	76,651	62,099
Working capital (1)	373,709	374,667

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

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

As of December 31, 2025, our cash, cash equivalents and short-term investments totaled approximately $278.8 million and our restricted cash totaled approximately $3.8 million.

Cash Flow used in Operations

For the twelve months ended December 31, 2025, our operating activities used $14.8 million in net cash.

Short-term Liquidity Requirements

Our short-term liquidity requirements primarily consist of regular operating costs, R&D project funding, capital expenditures as we continue the development of our manufacturing facilities and office spaces, operating and financing lease obligations, government rebate obligations, and other firm purchase commitments. As of December 31, 2025, we had net working capital of $373.7 million, which indicates that our current assets are sufficient to cover our short-term liabilities.

Long-term Liquidity Requirements

Our long-term liquidity requirements primarily consist of capital expenditures for the continued development of our manufacturing facilities and office spaces, potential future payments related to our licensing agreements and acquisitions, and firm purchase commitments. As demand grows for our products, we will continue to expand global operations to meet demand through investments in our manufacturing capabilities. To that end, we entered into agreements with the city of Huntsville, Alabama that provide an opportunity to develop a new 200,000 square foot R&D and manufacturing facility, which is anticipated to result in more than $80.0 million in capital expenditures over the multi-year project. We expect construction to begin in 2026.

Material Cash Requirements

The following table summarizes our material cash requirements, including commitments for capital expenditures and known contractual and other obligations as of December 31, 2025, and the amount required to satisfy those requirements in future periods.

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating and finance lease obligations	$175,366	$9,727	$20,299	$20,748	$124,592
Firm purchase commitments	55,497	46,872	8,623	2	—
Total	$230,863	$56,599	$28,922	$20,750	$124,592

After funding the current operations of our commercial and marketing activities, the first planned use of our cash flow from operations is to provide capital funding for our R&D and clinical activities. In addition to investing in R&D and clinical activities, we expect to utilize cash for various capital expenditures. We have made and expect to continue to make significant investments in our global sales force, marketing programs, market access, research and development activities, clinical studies, facilities and general and administrative infrastructure.

We believe that cash from operating, financing and investing activities, together with our cash and investment balances, will be sufficient to meet ongoing operations, capital expenditures, commitments, working capital requirements and other known contractual and other obligations and satisfy our liquidity requirements for at least the next 12 months and the foreseeable future.

Cash Flows

Our historical cash outflows have primarily been associated with cash used for operating activities such as the expansion of our commercial and R&D activities; deployment of working capital for accounts receivable, inventory and other items; the acquisition of intellectual property; and expenditures related to equipment and improvements used to increase our manufacturing capacity and improve our manufacturing efficiency and for overall facility expansion.

The following table is a condensed summary of our cash flows for the periods indicated:

	Year ended
	December 31,
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(14,789)	$(61,318)
Investing activities	(77,613)	47,831
Financing activities	11,886	91,540
Exchange rate changes	804	(3,017)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(79,712)	$75,036

At December 31, 2025, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the years ended December 31, 2025 and December 31, 2024 our operating activities used $14.8 million and $61.3 million, respectively.

For the year ended December 31, 2025, our net cash used in operating activities reflected our net loss of $187.7 million, adjusted for non-cash items of $220.9 million, primarily consisting of impairment of our developed technology intangible asset of $112.9 million, stock‑based compensation expense of $63.2 million, depreciation of $11.0 million, amortization of intangible assets of $27.1 million, non-cash lease expense of $4.3 million, allowance for doubtful accounts of $7.4 million, amortization of premium on short-term investments of $3.0 million, provision for excess and obsolete inventory $1.3 million, and an inventory write-down charge of $2.6 million. Additionally, changes in operating assets and liabilities resulted in a net use of cash of $48.0 million, which resulted primarily from increases in accounts receivable of $53.0 million, mostly because extended payment terms have been offered as part of our iDose TR commercial launch during 2025, increases in inventory of $7.7 million and prepaid expenses and other current assets of $11.3 million, partially offset by increases in accounts payable and accrued liabilities of $18.8 million, as well as a reduction in other assets of $5.2 million.

For the year ended December 31, 2024, our net cash used in operating activities reflected our net loss of $146.4 million, adjusted for non-cash items of $125.1 million, primarily consisting of stock‑based compensation expense of $50.2 million, depreciation of $10.9 million, inducement expense related to Convertible Notes Exchange of $17.4 million, amortization of intangible assets of $24.7 million, non-cash lease expense of $4.3 million, amortization of debt issuance costs of $0.7 million, amortization of premium of $4.0 million, provision for excess and obsolete inventory $0.7 million, a write-down charge of $4.4 million associated with product line optimizations that was recorded against inventory and prepaid assets and other assets, and IPR&D acquired through issuance of common stock of $5.0 million. Additionally, changes in operating assets and liabilities resulted in a net use of cash of $40.0 million, which resulted primarily from increases in accounts receivable of $21.9 million, mostly because extended payment terms have been offered as part of our iDose TR commercial launch during 2024, increases in inventory of $19.5 million, an increase in other assets of $2.1 million, partially offset by decreases in prepaids and other current assets of $3.3 million.

Investing Activities

In the years ended December 31, 2025 and December 31, 2024, our investing activities used cash of $77.6 million and provided cash of $47.8 million, respectively.

In the year ended December 31, 2025, we used approximately $232.3 million for purchases of short-term investments, approximately $16.6 million related to the purchase of the Aliso Building acquisition, approximately $12.4 million related to the Mobius Merger, and approximately $7.7 million for purchases of property and equipment, primarily related to our facilities in Aliso Viejo, California; and San Clemente, California. We also received cash of approximately $196.9 million from sales and maturities of short-term investments and used approximately $4.8 million related to investments in company-owned life insurance.

In the year ended December 31, 2024, we used approximately $190.0 million for purchases of short-term investments, and approximately $6.3 million for purchases of property and equipment, primarily related to our facilities in Aliso Viejo, California; and San Clemente, California. We also received cash of approximately $247.2 million from sales and maturities of short-term investments and used approximately $3.2 million related to investments in company-owned life insurance.

We expect levels of our capital expenditures to be higher in 2026 than in 2025 in connection with the construction of our Huntsville, Alabama property, as well as expected upgrades to certain manufacturing facilities and continued investing in R&D equipment needed to advance our product pipeline.

Financing Activities

In the years ended December 31, 2025 and December 31, 2024, our financing activities provided $11.9 million and $91.5 million of net cash, respectively.

In the year ended December 31, 2025, we received $21.1 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan and used $8.1 million for payment of employee taxes related to restricted stock unit vestings. Additionally, we paid $1.1 million in principal on our finance lease.

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

We concluded that one performance obligation exists for the majority of our contracts with customers which is to deliver products in accordance with our normal delivery times. Revenue is recognized when this performance obligation is satisfied, which is the point in time when we consider control of a product to have transferred to the customer. Revenue recognized reflects the consideration to which we expect to be entitled in exchange for those products or services. We have determined the transaction price to be the invoice price, net of adjustments that reduce revenue, which includes estimates of rebates for government pricing programs, volume-based rebates, variable consideration for certain product returns, and other discounts and incentives that reduce revenue.

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

We regularly monitor our rebate programs to evaluate the rebate allowance is fairly stated. Our rebate allowance is included in accrued liabilities in the consolidated balance sheets.

Additionally, we have performance obligations related to voluntary patient assistance programs to provide financial assistance to qualified patients. This performance obligation is expected to be recognized when the customer or patient elects to utilize the discount, which is generally within one year. The impact of these programs on revenue were not material for the periods presented.

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

ITEM 7A. Quantitative and qualitative disclosures about market risk

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

A hypothetical 10% increase or decrease in the value of foreign exchange rates relative to the U.S. dollar as of December 31, 2025 would have had an immaterial impact on our net loss.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Glaukos Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Glaukos Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process of recording net sales of its products, including controls over the identification, measurement, and approval of customer incentive programs and classification. We updated our understanding of the discounts and incentives process, performed walkthroughs of the discounts and incentives accrual estimation analysis process, evaluated the design of the related controls, and performed tests of control procedures. We also tested management’s controls related to the completeness and accuracy of data utilized in the controls.

To test the classification, completeness, and measurement of discounts and incentives, our audit procedures included, among others, inquiries of sales representatives and other members of management and obtaining confirmations from sales representatives to validate the completeness of customer incentive programs and revenue contracts provided to the finance and accounting department. Additionally, for the largest customers across both Glaucoma and Corneal Health, we obtain confirmations of contract terms. We performed testing of a sample of transactions to assess the appropriateness of the classification. We also performed procedures to analyze trends in gross margin, cost of sales, and selling, general, and administrative costs. To test completeness of the population of customer discount and incentive programs, we examined credit memos issued subsequent to year end. For each material program identified, we tested classification of the discount and incentive programs. We evaluated the measurement and completeness of the material non-volume-based rebates estimated by utilizing hindsight information and gained an understanding of the model and significant assumptions used. We also tested the roll forward of activity recorded in the consolidated statement of operations related to material non-volume-based rebates. We evaluated the completeness and accuracy of data used in the calculations.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006.

Irvine, California

February 20, 2026

Glaukos Corporation

Consolidated Balance Sheets

(in thousands, except par values)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$90,813	$169,626
Short-term investments	187,947	149,289
Accounts receivable, net	108,608	60,744
Inventory	63,564	57,678
Prepaid expenses and other current assets	24,052	12,455
Total current assets	474,984	449,792
Restricted cash	3,834	4,733
Property and equipment, net	113,253	97,867
Operating lease right-of-use asset	31,527	30,254
Finance lease right-of-use asset	39,404	41,816
Intangible assets, net	141,916	263,445
Goodwill	66,710	66,134
Deposits and other assets	21,859	20,715
Total assets	$893,487	$974,756
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$24,624	$13,026
Accrued liabilities	76,651	62,099
Total current liabilities	101,275	75,125
Operating lease liability	35,767	33,936
Finance lease liability	68,109	69,463
Deferred tax liability, net	441	6,928
Other liabilities	31,740	22,373
Total liabilities	237,332	207,825
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.001 par value; 150,000 shares authorized; 57,539 and 56,472 shares issued and 57,511 and 56,444 shares outstanding at December 31, 2025 and 2024, respectively	58	56
Additional paid-in capital	1,586,056	1,509,831
Accumulated other comprehensive income	3,303	2,615
Accumulated deficit	(933,130)	(745,439)
Less treasury stock (28 shares as of December 31, 2025 and 2024)	(132)	(132)
Total stockholders’ equity	656,155	766,931
Total liabilities and stockholders' equity	$893,487	$974,756

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year ended
	December 31,
	2025	2024	2023
Net sales	$507,442	$383,481	$314,711
Cost of sales	111,814	94,027	75,575
Impairment of intangible asset	112,867	—	—
Gross profit	282,761	289,454	239,136
Operating expenses:
Selling, general and administrative	331,747	261,166	224,068
Research and development	150,614	136,425	138,768
Acquired in-process research and development	—	14,229	5,000
Total operating expenses	482,361	411,820	367,836
Loss from operations	(199,600)	(122,366)	(128,700)
Non-operating income (expense):
Interest income	10,714	11,105	9,164
Interest expense	(4,635)	(10,040)	(13,633)
Charges associated with convertible senior notes	—	(18,012)	—
Other income (expense), net	479	(6,288)	(558)
Total non-operating income (expense)	6,558	(23,235)	(5,027)
Loss before taxes	(193,042)	(145,601)	(133,727)
Income tax (benefit) provision	(5,351)	771	934
Net loss	$(187,691)	$(146,372)	$(134,661)
Basic and diluted net loss per share	$(3.28)	$(2.77)	$(2.78)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	57,190	52,755	48,433

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year ended
	December 31,
	2025	2024	2023
Net loss	$(187,691)	$(146,372)	$(134,661)
Other comprehensive income:
Foreign currency translation gain (loss)	366	926	(110)
Unrealized gain on short-term investments	322	524	4,250
Other comprehensive income	688	1,450	4,140
Total comprehensive loss	$(187,003)	$(144,922)	$(130,521)

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	(loss) income	deficit	Shares	Amount	equity
Balance at December 31, 2022	47,782	$48	$997,470	$(2,975)	$(464,406)	(28)	$(132)	$530,005
Common stock issued under stock plans, net	1,366	1	15,753	—	—	—	—	15,754
Acquired in-process R&D acquired through the issuance of common stock	—	—	3,000	—	—	—	—	3,000
Stock-based compensation	—	—	43,528	—	—	—	—	43,528
Other comprehensive income	—	—	—	4,140	—	—	—	4,140
Net loss	—	—	—	—	(134,661)	—	—	(134,661)
Balance at December 31, 2023	49,148	$49	$1,059,751	$1,165	$(599,067)	(28)	$(132)	$461,766
Common stock issued under stock plans, net	1,972	2	40,200	—	—	—	—	40,202
Issuance of common stock in exchange for convertible senior notes, net	5,297	5	300,792	—	—	—	—	300,797
Unwinding of capped calls	—	—	53,881	—	—			53,881
Acquired in-process R&D acquired through the issuance of common stock	55	—	5,000	—	—	—	—	5,000
Stock-based compensation	—	—	50,207	—	—	—	—	50,207
Other comprehensive income	—	—	—	1,450	—	—	—	1,450
Net loss	—	—	—	—	(146,372)	—	—	(146,372)
Balance at December 31, 2024	56,472	$56	$1,509,831	$2,615	$(745,439)	(28)	$(132)	$766,931
Common stock issued under stock plans, net	1,067	2	13,007	—	—	—	—	13,009
Stock-based compensation	—	—	63,218	—	—	—	—	63,218
Other comprehensive income	—	—	—	688	—	—	—	688
Net loss	—	—	—	—	(187,691)	—	—	(187,691)
Balance at December 31, 2025	57,539	$58	$1,586,056	$3,303	$(933,130)	(28)	$(132)	$656,155

See accompanying notes to consolidated financial statements.

Glaukos Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year ended
	December 31,
	2025	2024	2023
Operating Activities
Net loss	$(187,691)	(146,372)	(134,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,965	10,949	8,742
Amortization of intangible assets	27,128	24,701	24,912
Impairment of intangible asset	112,867	—	—
Amortization of right-of-use lease assets	4,252	4,272	4,324
Amortization of debt issuance costs	—	718	1,373
Deferred income tax benefit	(6,487)	(216)	(120)
Loss on disposal of fixed assets	32	598	893
Stock-based compensation	63,218	50,207	43,528
Unrealized foreign currency (gains) losses	(1,216)	4,620	(980)
Amortization of premium accretion of discount on short-term investments	(2,981)	(4,045)	(1,685)
Other liabilities	1,782	5,206	3,049
Allowance for doubtful accounts	7,379	(91)	(169)
Acquired in-process R&D acquired through the issuance of common stock	—	5,000	3,000
Loss on capped call transaction	—	657	—
Inducement expense related to exchange of convertible senior notes	—	17,412	—
Inventory write-down	2,645	4,449	—
Provision for excess and obsolete inventory	1,339	662	530
Changes in operating assets and liabilities:
Accounts receivable	(53,020)	(21,875)	(3,674)
Inventory	(7,702)	(19,450)	(5,360)
Prepaid expenses and other current assets	(11,296)	3,334	(885)
Accounts payable and accrued liabilities	18,824	21	1,305
Deposits and other assets	5,173	(2,075)	(1,880)
Net cash used in operating activities	(14,789)	(61,318)	(57,758)
Investing activities
Cash paid for acquisitions, net of cash acquired	(12,437)	—	—
Purchase of certain real property	(16,607)	—	—
Purchases of property and equipment	(7,666)	(6,300)	(20,248)
Purchases of short-term investments	(232,291)	(189,955)	(265,587)
Proceeds from sales and maturities of short-term investments	196,938	247,199	303,100
Proceeds from disposal of property and equipment	—	38	—
Investment in company-owned life insurance	(4,800)	(3,151)	(3,170)
Other investing activities	(750)	—	—
Net cash (used in) provided by investing activities	(77,613)	47,831	14,095
Financing activities
Proceeds from partial unwinding of capped calls related to issuance of convertible senior notes	—	53,224	—
Proceeds from exercise of stock options	13,453	39,347	12,748
Share purchases under Employee Stock Purchase Plan	7,686	7,416	6,278
Payments of employee taxes related to vested restricted stock units	(8,132)	(6,563)	(3,273)
Payments related to convertible senior notes	—	(712)	—
Payments related to capped call transactions	—	(295)	—
Principal paid on finance lease	(1,121)	(877)	(711)
Net cash provided by financing activities	11,886	91,540	15,042
Effect of exchange rate changes on cash and cash equivalents	804	(3,017)	1,341
Net (decrease) increase in cash, cash equivalents and restricted cash	(79,712)	75,036	(27,280)
Cash, cash equivalents and restricted cash at beginning of period	174,359	99,323	126,603
Cash, cash equivalents and restricted cash at end of period	$94,647	$174,359	$99,323
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$2,920	$909	$1,333
Contingent consideration acquired	$7,700	$—	$—
Convertible senior notes exchanged for common stock, net of debt issuance costs	$—	$226,676	$—
Issuance of common stock related to conversion of convertible senior notes, net of debt issuance costs	$—	$56,755	$—

Supplemental disclosures of cash flow information
Taxes paid, net of refunds	$949	$1,360	$1,557
Interest paid on convertible senior notes	$—	$4,744	$7,906
Other interest paid	$4,212	$4,466	$4,348

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

Liquidity

For the year ended December 31, 2025, the Company incurred a net loss of $187.7 million, used $14.8 million of cash for operating activities and, as of December 31, 2025, had an accumulated deficit of $933.1 million. The Company has made and expects to continue to make significant investments in its global sales force and commercial infrastructure, marketing programs, research and development activities, clinical studies and general and administrative organization.

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

Recent Developments

On October 20, 2025, the Company announced U.S. FDA approval for Epioxa indicated for the treatment of keratoconus. Epioxa represents an advancement in keratoconus care, offering an incision-free alternative to traditional corneal cross-linking procedures. Epioxa is the first U.S. FDA-approved, incision-free, topical drug therapy that does not require removal of the corneal epithelium and is designed to eliminate the pain associated with epithelium removal, streamline the procedure, and minimize recovery. The Company announced plans to begin commercializing Epioxa in the first quarter of 2026. Consequently, the Company performed an assessment of its Photrexa long-lived assets for impairment and determined that its developed technology intangible asset related to Photrexa was no longer fully recoverable. As a result, the Company recorded an impairment charge within cost of sales in the consolidated statements of operations during the year ended December 31, 2025 of $112.9 million related to substantially all of its Photrexa developed technology intangible asset. See Note 7. Intangible Assets and Goodwill for additional details.

On May 16, 2025, pursuant to a definitive agreement and plan of merger (Mobius Agreement), the Company acquired all of the outstanding equity interests in Mobius Therapeutics, LLC (Mobius) for $12.4 million, net of cash acquired (Mobius Merger). Pursuant to the Mobius Agreement, the Company also agreed to pay the former Mobius equity holders contingent consideration in the form of single-digit royalty payments based on net sales of Mobius products for a period of four years, and additional, potential performance-based payments of up to $80.0 million in aggregate upon the achievement of certain net sales milestones with respect to such Mobius products. See Note 6. Business Combinations for additional details.

On April 4, 2025, the Company purchased certain real property adjacent to the Company's Aliso Viejo, California headquarters (Aliso Facility) consisting of an approximately 40,000 square foot, two-story building, located in Aliso Viejo, California (Aliso Building). The Company paid a purchase price of $16.6 million for the Aliso Building, which is currently occupied by several tenants whose leases, which were assumed by the Company, expire at various times over the next four years. See Note 5. Real Estate Acquisitions and Leases for additional details.

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

The Company’s consolidated financial statements as of and for the year ended December 31, 2025 reflect the Company’s estimates of the impact of the macroeconomic environment, including the impact of varying levels of inflation, supply shortages or delays, changes in supply and demand, foreign exchange rate fluctuations, new or increased tariffs, and other conditions which have led to disruptions in commerce and pricing stability. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of December 31, 2025.

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

Variable Interest Entities

The Company has a variable interest in a variable interest entity based on an outstanding convertible promissory note. As of December 31, 2025 and December 31, 2024, the outstanding balance of the convertible promissory note was $6.5 million and $5.0 million, respectively, and bears interest on the outstanding principal at the rate of 5.0% per annum, and the outstanding principal and interest is convertible into preferred stock or capital stock under certain circumstances. The Company concluded it is not the primary beneficiary of the variable interest entity. The Company does not have the power to direct the activities of the variable interest entity that most significantly impact its economic performance, does not have the obligation to absorb losses that could potentially be significant to the variable interest entity, and does not have the right to receive benefits that could potentially be significant to the variable interest entity. The Company evaluates its relationships with the variable interest entity on an ongoing basis to determine whether it would be considered the primary beneficiary.

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

The Company’s entire investment portfolio, except for restricted cash, is considered to be available for use in current operations and, accordingly, all such investments are stated at fair value using quoted market prices and classified as current assets, although the stated maturity of individual investments may be one year or more beyond the balance sheet date. The Company did not have any trading securities or restricted investments at December 31, 2025 or December 31, 2024.

Realized gains and losses and declines in value, if any, judged to be other‑than‑temporary on available for sale securities, are reported in other income (expense), net. When securities are sold, any associated unrealized gain or loss previously reported as a separate component of stockholders’ equity is reclassified out of stockholders’ equity and recorded in the statements of operations in the period sold using the specific identification method. Accrued interest and dividends from investments are included in other income (expense), net. The Company periodically reviews its available for sale securities for other than temporary declines in fair value below the cost basis, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that equate to the amount reported in the consolidated statement of cash flows as of December 31, 2025, December 31, 2024 and December 31, 2023 (in thousands):

	Year ended
	December 31,
	2025	2024	2023
Cash and cash equivalents	$90,813	$169,626	$93,467
Restricted cash	3,834	4,733	5,856
Cash, cash equivalents and restricted cash in the consolidated statement of cash flows	$94,647	$174,359	$99,323

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains deposits in federally insured financial institutions in the U.S. in excess of federally insured limits and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has established guidelines regarding investment instruments and their maturities which are designed to maintain preservation of principal and liquidity. The Company believes that the concentration of credit risk in its accounts receivable is mitigated by its credit evaluation process, relatively short collection terms and the level of credit worthiness of its customers. During the years ended 2025, 2024 and 2023, none of the Company’s customers accounted for more than 10% of revenues.

Accounts Receivable

The Company primarily sells its products directly to ambulatory surgery centers, hospitals and physician private practices, with distributors being used in certain international locations where the Company does not have a direct commercial presence. The Company is exposed to credit losses primarily through sales of its products to its customers.

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

Additionally, specific allowance amounts may be established to record the appropriate provision for customers that have a higher probability of non-payment. The Company writes off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The Company’s allowance for credit losses represents management’s estimate of current expected credit losses and totaled approximately $8.4 million and $1.1 million as of December 31, 2025 and December 31, 2024, respectively, and there were immaterial bad-debt write offs during the years ended December 31, 2025 and December 31, 2024.

As of December 31, 2025 and December 31, 2024 the Company evaluated the current and expected future economic and market conditions surrounding the macroeconomic environment, including the impact of inflation, supply shortages or delays, changes in supply and demand, labor shortages and turnover, foreign exchange rate fluctuations and other conditions, as it relates to collectability of its accounts receivable and determined the estimate of expected credit losses was not materially impacted. The Company will continue to re-evaluate the estimate of credit losses related to the current macroeconomic environment in conjunction with its assessment of expected credit losses in subsequent periods.

Additionally, no customers accounted for more than 10% of net accounts receivable as of December 31, 2025 or December 31, 2024.

Inventory

Inventory is valued at the lower of cost or net realizable value with cost being determined on a first‑in, first‑out basis. The Company periodically reviews inventory for potential impairment, estimated losses from obsolescence, material expirations or unmarketable inventory or excess inventory and writes down the cost of inventory to net realizable value at the time such determinations are made. Net realizable value is determined using the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

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

All long-lived assets are reviewed for impairment in value when changes in circumstances indicate that an asset or asset group’s carrying value may not be recoverable, based upon undiscounted future operating cash flows to be derived from their use, and appropriate losses are recognized and reflected in current earnings to the extent the carrying amount of an asset exceeds its estimated fair value, determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets. The Company did not record any impairment charges for the years ended December 31, 2025, December 31, 2024 or December 31, 2023.

Intangible Assets

Intangible assets with finite-lives include developed technology and customer relationships, which are amortized on a straight-line basis over their estimated useful lives, which range from four to nine years. The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset group’s carrying value. If the affected intangible assets are not recoverable, management estimates the fair value of the assets and records an impairment loss if the carrying value of the assets exceeds the fair value.

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

Refer to Note 7. Intangible Assets and Goodwill for more information on the Company’s intangible assets.

Goodwill

Goodwill represents the excess of the cost over the fair value of net assets acquired from business combinations. If the Company determines the carrying value of a reporting unit exceeds its fair value, an impairment charge would be recognized and should not exceed the total amount of goodwill allocated to that reporting unit. The Company has one reporting unit and tests for impairment annually, on October 1. In addition to that test, the Company regularly assesses if an event or indicator of impairment has occurred which would require interim impairment testing. The Company’s annual impairment test did not result in any impairment, and the Company has not identified any indicators of impairment through December 31, 2025 and consequently, no goodwill impairment charge was recorded during the year.

Refer to Note 7. Intangible Assets and Goodwill for more information on the Company’s goodwill.

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

The Company concluded that one performance obligation exists for the majority of its contracts with customers which is to deliver products in accordance with the Company’s normal delivery times. Revenue is recognized when this performance obligation is satisfied, which is the point in time when the Company considers control of a product to have transferred to the customer. Revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for those products or services. The Company has determined the transaction price to be the invoice price, net of adjustments that reduce revenue, which includes estimates of volume-based rebates, rebates for government pricing programs, variable consideration for certain product returns, and other discounts and incentives that reduce revenue.

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

Non-volume-based rebates consist primarily of rebates for government pricing programs, which were estimated using the expected value method, based upon a range of possible outcomes for the estimated number of actual claims invoices the Company expects to receive. The Company accrues for government rebates based on estimated claims for the current period, estimated claims for prior periods for which an invoice has not been received, and claims for prior periods for which an invoice has been received but not paid. The Company applies this estimate to the respective period’s sales to determine the rebate accrual and related expense. This estimate is evaluated regularly to ensure that the historical trends are as current as practicable. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue.

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

The Company regularly monitors its customer rebate programs to evaluate whether the rebate allowance is fairly stated. The Company’s rebate allowance is included in accrued liabilities in the consolidated balance sheets.

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

Advertising Costs

All advertising costs are expensed as incurred. Advertising costs incurred during the years ended December 31, 2025, December 31, 2024 and December 31, 2023 were approximately $4.3 million, $3.6 million and $3.4 million, respectively.

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

At each financial reporting date, the Company accrues the estimated unpaid costs of clinical study activities performed during a period by third party clinical sites with whom the Company has agreements that provide for fees based upon the quantities of subjects enrolled and clinical evaluation visits that occur over the life of the study. The cost estimates are determined based upon a review of the agreements and data collected by internal and external clinical personnel as to the status of enrollment and subject visits, and are based upon the facts and circumstances known to the Company at each financial reporting date. If the actual performance of activities varies from the assumptions used in the cost estimates, the accruals are adjusted accordingly. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2025.

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

Foreign Currency

Assets and liabilities are translated into the reporting currency using the exchange rates in effect on the consolidated balance sheet dates. Equity accounts are translated at historical rates, except for the change in retained earnings during the period, which is the result of the income statement translation process. Revenue and expense accounts are translated using the daily average exchange rates during the period. The cumulative translation adjustments associated with the net assets of foreign subsidiaries are recorded in accumulated other comprehensive income in the accompanying consolidated statements of stockholders’ equity.

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

For periods when the Company realizes net income, diluted net income per share is calculated by dividing the net income by the weighted average number of common shares plus the sum of the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury stock method or if-converted method for convertible instruments. Common stock equivalents are comprised of stock options, outstanding and unvested RSUs under the Company’s incentive compensation plans and shares issuable under the Company’s Employee Stock Purchase Plan (ESPP) and as of December 31, 2025 and December 31, 2024, shares convertible pursuant to the Company's 2.75% convertible notes due 2027 (Convertible Notes).

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti‑dilutive were as follows (weighted outstanding common stock equivalent shares, in thousands):

	As of December 31,
	2025	2024	2023
Convertible senior notes	—	—	5,125
Stock options outstanding	1,936	2,318	2,613
Unvested restricted stock units	705	1,011	743
Employee stock purchase plan	1	4	2
	2,642	3,333	8,483

The Company has 5,000,000 of authorized preferred stock issuable, and there is no preferred stock outstanding as of December 31, 2025 and December 31, 2024. Each share of common stock is entitled to one vote.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid by jurisdiction. The ASU is effective for public business entities’ annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this pronouncement on a prospective basis as of January 1, 2025, resulting in incremental disclosures within Note 11. Income Taxes.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2025, the FASB issued Accounting Standards Update ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11), which clarifies interim disclosure requirements by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The standard is intended to help entities determine whether disclosures not specified in Topic 270 should be provided in interim reporting periods. ASU 2025-11 is effective for interim reporting periods within annual reporting period beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements to address suggestions received from stakeholders on the Accounting Standards Codification (the Codification) and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in, or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU No. 2025-12 is effective for interim reporting periods within annual reporting period beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU No. 2024-12 on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (ASU 2025-06), which removes all references to prescriptive and sequential software development stages. An entity will be required to start capitalizing software costs when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for interim reporting periods within annual reporting period beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU No. 2025-06 on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of certain costs and expenses on an interim and annual basis. ASU No. 2024-03 is effective for interim reporting periods within annual reporting period beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of adopting ASU No. 2024-03 on its consolidated financial statements and related disclosures.

Note 3. Balance Sheet Details

Short-term Investments

Short-term investments consisted of the following (in thousands):

		At December 31, 2025
	Maturity	Amortized	Unrealized	Unrealized	Fair
	(in years)	cost or cost	gains	losses	value
U.S. treasury securities	less than 3	$66,912	$258	$—	$67,170
Bank certificates of deposit	less than 2	60,950	56	—	61,006
Commercial paper	less than 1	10,808	5	—	10,813
Corporate notes	less than 3	35,909	203	(2)	36,110
Asset-backed securities	less than 3	10,602	21	—	10,623
Municipal bonds	less than 1	2,225	—	—	2,225
Total		$187,406	$543	$(2)	$187,947

		At December 31, 2024
	Maturity	Amortized	Unrealized	Unrealized	Fair
	(in years)	cost or cost	gains	losses	value
U.S. treasury securities	less than 3	$115,766	$215	$(90)	$115,891
Bank certificates of deposit	less than 1	5,620	3	—	5,623
Corporate notes	less than 3	16,852	88	(2)	16,938
Asset-backed securities	less than 1	7,824	15	(20)	7,819
Municipal bonds	less than 1	3,010	8	—	3,018
Total		$149,072	$329	$(112)	$149,289

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

The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest expense in the consolidated statements of operations through an allowance for credit losses. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income. Unrealized losses on available-for-sale debt securities as of December 31, 2025 and December 31, 2024 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Further, the Company does not intend to sell these investments prior to maturity and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not record an allowance for credit losses with these investments as of December 31, 2025 and December 31, 2024.

Accounts Receivable, Net

Accounts receivable consisted of the following (in thousands):

	December 31,
	2025	2024
Accounts receivable	$116,968	$61,817
Allowance for credit losses	(8,360)	(1,073)
	$108,608	$60,744

Accounts receivable, net includes an increased proportion of net sales from iDose TR during 2025 given iDose TR has extended payment terms and higher net sales price per unit than the Company’s other products. The Company’s allowance for credit losses represents management’s estimate of current expected credit losses related to customer receivables. Bad-debt write offs charged during years ended December 31, 2025, December 31, 2024 and December 31, 2023 were not significant.

Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2025	2024
Finished goods	$23,039	$23,667
Work in process	15,137	14,663
Raw material	25,388	19,348
	$63,564	$57,678

For the year ended December 31, 2025, as a result of the U.S. FDA approval of Epioxa previously described in Recent Developments above, the Company recorded an inventory write-down charge of $2.6 million associated with its expected transition of commercial efforts and manufacturing from Photrexa to Epioxa, which was recorded against inventory in the accompanying consolidated balance sheets and within cost of sales in the accompanying consolidated statements of operations. For the year ended December 31, 2024, the Company recorded an inventory write-down charge of $4.4 million associated with product line optimizations which was recorded against inventory and prepaid assets and other assets in the accompanying consolidated balances sheets, and within cost of sales in the accompanying consolidated statements of operations. No significant inventory write-downs were recognized for the year ended December 31, 2023.

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2025	2024
Buildings	$6,674	$874
Equipment	36,391	32,197
Furniture and fixtures	9,113	9,030
Leasehold improvements	81,831	80,987
Computer equipment and software	5,687	4,198
Land	17,196	7,068
Construction in progress	11,900	8,087
	168,792	142,441
Less accumulated depreciation and amortization	(55,539)	(44,574)
	$113,253	$97,867

Depreciation and amortization expense related to property and equipment was $11.0 million, $10.1 million and $7.3 million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued bonuses	$25,270	$22,025
Accrued Employee Stock Purchase Plan liability	2,863	2,842
Accrued sales rebates	10,192	7,956
Accrued vacation benefits	5,910	5,530
Accrued payroll taxes	3,091	1,436
Other accrued liabilities	29,325	22,310
	$76,651	$62,099

Note 4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	At December 31, 2025
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds (i)	$28,301	$28,301	$—	$—
Available for sale securities:
U.S. treasury securities (ii)	67,170	—	67,170	—
Commercial paper (ii)	10,813	—	10,813
Bank certificates of deposit (ii)	61,006	—	61,006	—
Corporate notes (ii)	36,110	—	36,110	—
Asset-backed securities (ii)	10,623	—	10,623	—
Municipal bonds (ii)	2,225	—	2,225	—
Investments held for deferred compensation plans (iii)	19,541	—	19,541	—
Total Assets	$235,789	$28,301	$207,488	$—
Liabilities
Deferred compensation plans (iv)	$18,493	$—	$18,493	$—
Contingent consideration (v)	9,265	—	—	9,265
Total Liabilities	$27,758	$—	$18,493	$9,265

(i)
Included in cash and cash equivalents with a maturity of three months or less from date of purchase on the consolidated balance sheets.
(ii)
Included in short-term investments on the consolidated balance sheets.
(iii)
Included in deposits and other assets on the consolidated balance sheets.
(iv)
Included in other liabilities on the consolidated balance sheets.
(v)
Of the total $9.3 million, $8.7 million and $0.6 million are included in other liabilities and accrued liabilities, respectively on the consolidated balance sheets.

	At December 31, 2024
			Significant
		Quoted prices in	other	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds (i)	$69,854	$69,854	$—	$—
Available for sale securities:
U.S. treasury securities (ii)	115,891	—	115,891	—
Bank certificates of deposit (ii)	5,623	—	5,623	—
Corporate notes (ii)	16,938	—	16,938	—
Asset-backed securities (ii)	7,819	—	7,819	—
Municipal bonds (ii)	3,018	—	3,018	—
Investments held for deferred compensation plans (iii)	14,741	—	14,741	—
Total Assets	233,884	69,854	164,030	—
Liabilities
Deferred compensation plans (iv)	$14,640	$—	$14,640	$—
Contingent consideration (iv)	1,585	—	—	1,585
Total Liabilities	16,225	—	14,640	1,585

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

The Company’s acquisitions may include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on significant inputs not observable in the market, which include the present value of the contingent payments to be made using a Monte Carlo simulation model, computation of net sales volatility, discount rates derived using internal rate of return analysis, the probability and timing of achieving certain future milestones, and to a lesser extent, Glaukos’ credit rating. Contingent consideration represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes a market participant would make. The Company assesses these estimates on an ongoing basis as it obtains additional data impacting the assumptions. Should actual results increase or decrease as compared to the assumptions used in the analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Any changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within other income (expense), net in the consolidated statements of operations.

As of December 31, 2025 and December 31, 2024, the Company's contingent consideration liability was $9.3 million and $1.6 million, respectively. As of December 31, 2025, the balance included the contingent consideration liability related to the Mobius Agreement, with a roll forward of activity for the year ended December 31, 2025 as follows:

Year ended
December 31,
2025
Balance at January 1, 2025	$1,585
Additions	7,700
Changes in fair value	(20)
Balance at December 31, 2025	$9,265

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

The following table presents the details of the tangible assets acquired and intangible lease liabilities assumed:

Component of Value	Assets	Liabilities
Land	$10,127	$—
Building	5,800	—
Site improvements	412	—
Tenant improvements	60	—
Tangible assets	$16,399	$—

Leasehold improvements (below market)	—	(459)
Leases in place	666	—
Intangible assets	$666	$(459)

Total fair value	17,065	(459)
Allocated purchase price	$16,606

Land, buildings, site improvements and tenant improvements are recorded and stated at cost and, except for land, are amortized using the straight-line method over the estimated remaining useful life of the assets, which is 30.0 years for the building, 20.0 years for site improvements and an average of approximately 2.2 years for tenant improvements.

The lease income and related lease expense associated with the four aforementioned leases are recorded within other income (expense), net within the accompanying condensed consolidated statements of operations and is not significant during the year ended December 31, 2025.

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

The Company’s remaining foreign subsidiaries’ leased office and warehouse space totals less than 38,000 square feet.

The following table presents the maturity of the Company’s operating and finance lease liabilities within the consolidated balance sheets:

Leases		December 31,	December 31,
(in thousands)	Classification	2025	2024
Assets
Operating	Operating lease right-of-use asset	$31,527	$30,254
Finance	Finance lease right-of-use asset	39,404	41,816
Total lease assets		$70,931	$72,070
Liabilities
Current
Operating	Accrued liabilities	$1,314	$1,353
Finance	Accrued liabilities	1,355	1,121
Noncurrent
Operating	Operating lease liability	35,767	33,936
Finance	Finance lease liability	68,109	69,463
Total lease liabilities		$106,545	$105,873

Note: As the implicit rates in the Company’s leases are not readily available, the incremental borrowing rate was determined based on the information available at commencement date in determining the present value of lease payments.

For the years ended December 31, 2025 and December 31, 2024, the components of operating and finance lease expenses were as follows:

		Year ended		Year ended
Lease Cost		December 31,		December 31,
(in thousands)	Classification	2025		2024
Fixed operating lease cost	Cost of sales	$2,049		$1,899
	Research and development	1,814		1,680
	Selling, general and administrative expenses	917	(a)	913	(a)

Finance lease cost	Amortization of right-of-use asset included in Selling, general and administrative expenses	$2,412		$2,385
Finance lease cost	Interest expense on lease liability	$4,206		$4,274

(a)
Includes short-term leases, which are not significant.

The following table presents the maturity of the Company’s operating and finance lease liabilities as of December 31, 2025:

Maturity of Lease Liabilities	Operating	Finance
(in thousands)	Leases (a)	Leases (b)
2026	$4,241	$5,487
2027	4,533	5,651
2028	4,295	5,821
2029	4,300	5,995
2030	4,277	6,175
Thereafter	40,250	84,341
Total lease payments	$61,896	$113,470
Less: imputed interest	24,815	44,006
Total lease liabilities	$37,081	$69,464

(a)
Operating lease payments include $26.0 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)
Finance lease payments include $75.8 million related to options to extend lease terms that are reasonably certain of being exercised.

The weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating and finance leases as of December 31, 2025 and December 31, 2024 were:

	December 31,	December 31,
Lease Term and Discount Rate	2025	2024
Weighted-average remaining lease term (years)
Operating leases	12.8	12.9
Finance leases	16.3	17.3
Weighted-average discount rate
Operating leases	8.0%	8.0%
Finance leases	6.0%	6.0%

Supplemental cash flow information related to the Company’s operating and finance leases was as follows:

	Year ended	Year ended
Other Information	December 31,	December 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,286	$4,117
Right-of-use asset obtained in exchange for new operating lease	$2,990	$5,066
Interest paid for finance lease	$4,206	$4,274

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

The contingent consideration represents the fair value of: (i) potential future net sales-based milestone payments up to $80.0 million based on predetermined measurement periods, and are conditional based on achieving contractually specified net sales thresholds for the Mobius products for the calendar years ending December 31, 2025 through December 31, 2030, and; (ii) future single digit percentage royalty payments based on net sales of the Mobius products to be made for calendar years ending December 31, 2025 through December 31, 2030. As of December 31, 2025, $7.1 million of the contingent consideration liability is included in other liabilities and $0.6 million is included in accrued liabilities in the consolidated balance sheets.

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

		Estimated
		Useful Life
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

The fair value of developed technology and customer relationships assets were determined using an excess earnings methodology. Significant assumptions used in the valuations include: (i) the period in which material net cash inflows are expected to commence, which was estimated to be 2025 for both the developed technology and customer relationships, and (ii) the period in which the present value of cash inflows are expected to become immaterial, which was estimated to be 2054 for developed technology and 2044 for the customer relationships, and (iii) the discount rate of 41.0% for both the developed technology and the customer relationships.

Effective March 17, 2023, the Company entered into a sales agreement (Sales Agreement) with Celanese Canada ULC (Celanese) under which Celanese will make available and supply to the Company certain raw materials used to create a nanoporous membrane utilized in the iDose TR, and authorized the Company to reference its Drug Master File (DMF) with respect to such raw materials, which is required for the Company to commercialize iDose TR. The term of the Sales Agreement is four years after the iDose TR launch date in February 2024. In exchange for the ability to obtain future raw materials and the rights related to the DMF, the Company is subject to minimum compensation payments over four years of $6.3 million and potential additional royalties based on a percentage of sales of the iDose TR product. The Company recognized an intangible asset related to the minimum compensation payments at fair value of $5.2 million upon the date of acquisition, which was determined to be the iDose TR launch date. As of December 31, 2025, the remaining balance of $4.8 million is included in Intangible assets, net on the consolidated balance sheets and will continue to be amortized to cost of sales over its useful life of four years, which is the initial term of the Sales Agreement. A member of the Celanese board of directors also sits on the board of directors of the Company.

The Company evaluated its indefinite-lived intangible assets for impairment and concluded there were no indicators of impairment as of December 31, 2025.

For the year ended December 31, 2025, amortization expense related to the Company’s finite-lived intangible assets was approximately $26.8 million and $0.4 million, recorded in cost of sales and sales, general and administrative expenses, respectively, in the consolidated statements of operations. For the year ended December 31, 2024, amortization expense was $22.2 million and $2.5 million and for the year ended December 31, 2023, amortization expense related to the Company’s finite-lived intangible assets was approximately $22.1 million and $2.8 million, recorded in cost of sales and selling, general and administrative expenses, respectively, in the consolidated statement of operations.

During the year ended December 31, 2025, the Company received FDA approval for Epioxa and as a result, announced plans to commercially launch Epioxa in the first quarter of 2026. As part of the launch, the Company will transition commercial efforts and manufacturing from Photrexa to Epioxa over the course of 2026. Consequently, the Company performed an assessment of its Photrexa long-lived assets for impairment and determined that its developed technology intangible asset related to Photrexa was no longer fully recoverable. As a result, the Company recorded an impairment charge within cost of sales in the consolidated statements of operations during the year ended December 31, 2025 of $112.9 million related to substantially all of its Photrexa developed technology intangible asset. Fair value of the Photrexa developed technology intangible asset was determined using a probability-weighted income-based approach based on expected future cash flows that the asset will generate over the remaining useful life, which is expected to be less than one year. These fair value estimates utilize significant unobservable inputs and thus represent Level 3 fair value measurements.

As a result of Epioxa's FDA approval, the associated indefinite-lived developed technology intangible asset is amortizing over six years, which is management’s estimated useful life of the intangible asset.

There were no impairment charges for long-lived intangible assets for the years ended December 31, 2024 and December 31, 2023.

Goodwill

The following table presents the composition of the Company’s intangible assets and goodwill (in thousands):

	Weighted- Average	As of December 31, 2025			As of December 31, 2024
	Amortization	Gross			Gross
	Period	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Photrexa developed technology	4.7	$7,801	$(3,322)	$4,479	$252,200	$(112,762)	$139,438
Epioxa developed technology	6.0	111,700	(3,103)	108,597	—	—	—
License	4.0	5,190	(435)	4,755	5,190	(83)	5,107
In place leases	3.8	666	(345)	321	—	—	—
Mobius developed technology and customer relationships	9.0	17,800	(1,236)	16,564	—	—	—
Intangible assets subject to amortization		143,157	(8,441)	134,716	257,390	(112,845)	144,545

In-process research and development	Indefinite	$7,200	$—	$7,200	$118,900	$—	$118,900

Total		$150,357	$(8,441)	$141,916	$376,290	$(112,845)	$263,445

Goodwill	Indefinite	$66,710	$—	$66,710	$66,134	$—	$66,134

As of December 31, 2025, expected amortization expense for unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
2026	$26,446
2027	23,394
2028	21,499
2029	20,594
2030	20,594
Thereafter	22,189
Total amortization	$134,716

Actual amortization expense to be reported in future periods could differ from these estimates as a result of asset impairments, acquisitions, or other facts and circumstances.

Note 8. Revenue from Contracts with Customers

Disaggregation of Revenue

The Company’s revenues disaggregated by product category and geography, for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 were as follows (in thousands):

	Year ended
	December 31,
	United States			International			Total
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Glaucoma	$298,588	$199,571	$151,479	$122,482	$103,705	$85,560	$421,070	$303,276	$237,039
Corneal Health	76,454	70,523	67,917	9,918	9,682	9,755	86,372	80,205	77,672
Total	$375,042	$270,094	$219,396	$132,400	$113,387	$95,315	$507,442	$383,481	$314,711

Contract Balances

Contract Assets

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. Payment terms on invoiced amounts are typically between 30 – 60 days for glaucoma and corneal health products, though extended payment terms have been offered as part of the iDose TR commercial launch during 2024. However, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of December 31, 2025 and December 31, 2024, substantially all amounts included in accounts receivable, net on the consolidated balance sheets are related to contracts with customers.

Aside from the aforementioned contract assets, the Company does not have any contract assets given that the Company does not have any unbilled receivables and sales commissions on products are expensed within selling, general and administrative expenses within the consolidated statements of operations when incurred as any incremental cost of obtaining contracts with customers would have an amortization period of less than one year.

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

Additionally, the Company has performance obligations related to voluntary patient assistance programs to provide financial assistance to qualified patients. These performance obligations are expected to be recognized when the customer or patient elects to utilize the discount, which is generally within one year. The impact of these programs on revenue were not material for the periods presented.

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

The Company’s total accrued volume-based rebates and MDRP allowances are included in accrued liabilities in the consolidated balance sheets and estimated rebates accrued were $10.2 million and $8.0 million as of December 31, 2025 and December 31, 2024, respectively, as detailed below:

Year ended
December 31,
2025
Sales rebate balance, January 1, 2025	$7,956
Current period provision	16,494
Payments and credits	(14,258)
Sales rebate balance, December 31, 2025	$10,192

During the years ended December 31, 2025 and December 31, 2024, the Company did not recognize any revenue related to material changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

The Company’s net sales within a fiscal year may be impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year.

Note 9. Convertible Senior Notes

In June 2024 the Company executed a Convertible Notes Exchange whereby certain qualified institutional investors exchanged $230.0 million in aggregate principal of the Company's Convertible Notes held for an aggregate of 4,253,423 shares of the Company’s common stock, leaving $57.5 million aggregate principal of remaining Convertible Notes outstanding. Then, on October 4, 2024, the Company issued a notice of redemption (the Redemption Notice) for all remaining $57.5 million aggregate principal outstanding of its Convertible Notes to be redeemed on December 16, 2024 (the Redemption Date) for the principal amount together with accrued and unpaid interest.

Interest expense relating to the Convertible Notes in the consolidated statements of operations for the years ended December 31, 2024 and December 31, 2023 are summarized as follows (in thousands):

		Year ended
		December 31,
	2024	2023
Contractual interest expense	$4,590	$7,906
Amortization of debt issuance costs	1,403	1,373
Total interest expense	$5,993	$9,279

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

As of January 1, 2025, the Company has reserved an aggregate of 28.7 million shares of common stock for issuance under the 2024 Stock Plan, and 5.3 million shares of common stock for issuance under the ESPP.

Valuation and Expense Recognition of Stock-Based Awards

The Company accounts for the measurement and recognition of compensation expense for all share‑based awards made to the Company’s employees and nonemployees based on the estimated fair value of the awards.

The Company uses the Black‑Scholes option‑pricing model to estimate the fair value of time-based and performance-based stock options and look back options included as part of the ESPP. The determination of fair value using the Black‑Scholes option‑pricing model is affected by the estimated fair market value per share of the Company’s common stock as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk‑free interest rate, expected dividends and expected option life and generally requires significant management judgment to determine.

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

Forfeiture rate. The Company reduces share‑based compensation expense for estimated forfeitures. Forfeitures are estimated at the time of grant based on historical experience, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Options

Time-based stock options

The following table summarizes time-based stock option activity under the Stock Plans:

	Number of		Weighted-
	shares	Weighted-	average	Aggregate
	underlying	average	remaining	intrinsic
	options	exercise price	contractual	value
	(in thousands)	per share	life (in years)	(in thousands)
Outstanding at December 31, 2022	4,288	$31.35	4.3	$60,960
Granted	307	48.84
Exercised	(694)	18.24		$37,946
Canceled/forfeited/expired	(165)	41.41
Outstanding at December 31, 2023	3,736	$34.78	4.0	$167,180
Granted	79	88.52
Exercised	(1,262)	29.93		96,359
Canceled/forfeited/expired	(19)	53.57
Outstanding at December 31, 2024	2,534	$38.39	3.5	$273,349
Granted	189	96.60
Exercised	(420)	30.69		32,484
Canceled/forfeited/expired	(9)	51.83
Outstanding at December 31, 2025	2,294	$44.77	3.4	$150,625
Vested and expected to vest at December 31, 2025	2,168	$43.79	3.3	$149,832
Exercisable at December 31, 2025	1,907	$38.67	2.6	$141,577

The weighted average estimated grant date fair value per share of time-based stock options granted during the years ended December 31, 2025, December 31, 2024 and December 31, 2023 was $41.36, $50.10 and $27.07, respectively.

The total fair value of time-based stock options that vested during the years ended December 31, 2025, December 31, 2024 and December 31, 2023 was $4.4 million, $6.9 million and $3.7 million, respectively.

As of December 31, 2025 unamortized stock-based compensation expense attributable to time-based stock options was $8.5 million and is to be recognized over the stock options’ remaining vesting terms of approximately 4.0 years (2.2 years on a weighted average basis).

The fair value of each time-based option award is estimated on the date of grant using a Black-Sholes option pricing model applying the assumptions noted in the following table. The weighted average assumptions used to estimate the fair value of options granted to employees and non-employees were as follows:

	Year ended
	December 31,
	2025	2024	2023
Risk-free interest rate	3.22%	4.39%	3.53%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	42.2%	55.2%	56.4%
Expected term (in years)	4.64	6.02	5.83

Performance-based stock options

The following table summarizes performance-based stock option activity under the Stock Plans:

	Number of		Weighted-
	shares	Weighted-	average	Aggregate
	underlying	average	remaining	intrinsic
	options	exercise price	contractual	value
	(in thousands)	per share	life (in years)	(in thousands)
Outstanding at December 31, 2022	393	$50.63	8.2	$692
Granted	183	48.46
Exercised	(2)	39.10		100
Canceled/forfeited/expired	(55)	39.10
Outstanding at December 31, 2023	519	$51.13	8.4	$14,720
Granted	—	—
Exercised	(36)	46.96		2,234
Canceled/forfeited/expired	—	—
Outstanding at December 31, 2024	483	$51.20	7.4	$56,018
Granted	83	96.60
Exercised	(16)	36.13		1,013
Canceled/forfeited/expired	(14)	51.73
Outstanding at December 31, 2025	536	$57.66	6.8	$34,274
Vested and expected to vest at December 31, 2025	464	$50.49	6.3	$34,213
Exercisable at December 31, 2025	271	$52.49	5.9	$16,401

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock on the date of exercise.

The weighted average estimated grant date fair value per share of performance-based stock options granted during the years ended December 31, 2025 and December 31, 2023 was $52.90 and $27.21, respectively. No performance-based stock options were granted during 2024.

The total fair value of performance-based stock options that vested during the years ended December 31, 2025, December 31, 2024 and December 31, 2023 was $1.1 million, $2.1 million and $2.4 million, respectively.

As of December 31, 2025 unamortized stock-based compensation expense attributable to performance-based stock options was $0.5 million and is to be recognized over the stock options’ remaining vesting terms of approximately less than one year (0.4 years on a weighted average basis).

The fair value of each performance-based option award is estimated on the date of grant using a Black-Sholes option pricing model applying the assumptions noted in the following table. The weighted average assumptions used to estimate the fair value of options granted to employees and non-employees were as follows:

	Year ended
	December 31,
	2025	2024	2023
Risk-free interest rate	4.09%	n/a	3.54%
Expected dividend yield	0.0%	n/a	0.0%
Expected volatility	52.7%	n/a	56.3%
Expected term (in years)	6.08	n/a	6.01

Restricted Stock Units

The fair value of RSU awards made to employees and nonemployees is equal to the closing market price of the Company’s common stock on the grant date.

Time-based RSUs

The following table summarizes the activity of unvested time-based RSUs under the Stock Plans during the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

		Weighted-
	Number of	average
	shares	grant date
	(in thousands)	fair value
Unvested at December 31, 2022	1,268	$57.92
Granted	839	51.39
Vested	(441)	56.66
Canceled/forfeited	(75)	55.19
Unvested at December 31, 2023	1,591	$54.95
Granted	470	93.40
Vested	(570)	53.83
Canceled/forfeited	(76)	63.62
Unvested at December 31, 2024	1,415	$67.68
Granted	541	97.54
Vested	(570)	67.60
Canceled/forfeited	(90)	76.44
Unvested at December 31, 2025	1,296	$79.54

The total fair value of time-based RSUs that vested during the years ended December 31, 2025, December 31, 2024 and December 31, 2023 was $38.5 million, $30.7 million and $25.0 million, respectively.

As of December 31, 2025 unamortized stock-based compensation expense attributable to time-based RSUs was $72.0 million and is to be recognized over the RSU’s remaining vesting terms of approximately 4.0 years (2.6 years on a weighted average basis).

Performance-based RSUs

The following table summarizes the activity of unvested performance-based RSUs under the Stock Plans during the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

		Weighted-
	Number of	average
	shares	grant date
	(in thousands)	fair value
Unvested at December 31, 2022	176	$75.02
Granted	8	48.62
Vested	(63)	69.82
Canceled/forfeited	—	—
Unvested at December 31, 2023	121	$77.42
Granted	174	85.78
Vested	(58)	71.03
Canceled/forfeited	—	—
Unvested at December 31, 2024	237	$73.47
Granted	64	96.60
Vested	(71)	79.75
Canceled/forfeited	(23)	74.11
Unvested at December 31, 2025	207	$85.51

The total fair value of performance-based RSUs that vested during the years ended December 31, 2025, December 31, 2024 and December 31, 2023 was $5.7 million, $4.1 million and $4.4 million, respectively.

As of December 31, 2025 unamortized stock-based compensation expense attributable to performance-based RSUs was $1.1 million and is to be recognized over the RSU’s remaining vesting terms of approximately less than one year (0.6 years on a weighted average basis).

All Share-Based Compensation Arrangements

The following table summarizes the allocation of stock-based compensation related to both time-based and performance-based stock options and RSUs in the accompanying consolidated statements of operations (in thousands):

	Year ended
	December 31,
	2025	2024	2023
Cost of sales	$4,249	$3,440	$2,233
Selling, general & administrative	45,020	33,165	28,781
Research and development	13,949	13,602	12,514
Total	$63,218	$50,207	$43,528

In the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the related tax benefit was $8.6 million, $20.0 million and $5.3 million, respectively, relating to stock-based compensation.

The total stock-based compensation cost capitalized in inventory was not significant for the years ended December 31, 2025 , December 31, 2024 and December 31, 2023, respectively.

Note 11. Income Taxes

United States and foreign (loss) income before income taxes was as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
United States	$(197,636)	$(147,828)	$(138,205)
Foreign	4,594	2,227	4,478
Total	$(193,042)	$(145,601)	$(133,727)

The income tax (benefit) provision was as follows (in thousands):

	Year ended
	December 31,
	2025	2024	2023
Current:
Federal	$(64)	$—	$(55)
State	240	307	294
Foreign	960	680	815
	1,136	987	1,054
Deferred:
Federal	(4,167)	4	23
State	(2,320)	(220)	(143)
Foreign	—	—	—
	(6,487)	(216)	(120)
Income tax (benefit) provision	$(5,351)	$771	$934

The reconciliations of the U.S. federal statutory tax expense to the combined effective tax (benefit) provision are as follows (in thousands):

	Year ended
	December 31,
	2025
U.S. federal statutory tax rate	$(40,539)	21.0%
State income taxes, net of federal benefit (i)	3,944	-2.0%
Foreign tax effects	509	-0.3%
Effect of changes in tax laws or rates enacted in the current period	—	0.0%
Effect of cross-border tax laws	791	-0.4%
Tax credits	(7,377)	3.8%
Changes in valuation allowance	51,243	-26.5%
Nontaxable or nondeductible items
Permanent and other items	717	-0.4%
Limitation on officers' compensation	7,169	-3.7%
Stock-based compensation	(8,583)	4.4%
Changes in unrecognized tax benefits	(14,194)	7.4%
Other	969	-0.5%
Income tax (benefit) provision	$(5,351)	2.8%

(i)
California contributed the majority (greater than 50%) of the tax effect in this category.

	Year ended
	December 31,
	2024	2023
Statutory rate of tax benefit	$(30,578)	$(28,082)
State income taxes, net of federal benefit	(5,728)	(6,436)
Permanent and other items	2,212	5,105
Loss on extinguishment of debt	3,657	—
Limitation on officers' compensation	6,622	—
In-process research and development	2,160	—
Stock-based compensation	(19,960)	(5,323)
Research credits	(6,481)	(6,059)
Uncertain tax positions	2,977	3,493
Change in tax rate	899	1,333
State economic development credits	—	(2,370)
Valuation allowance	44,991	39,273
Income tax provision	$771	$934

The amounts of cash taxes paid by the Company are as follows (in thousands):

Year ended
December 31,
2025
Federal	$—
State
Illinois	65
New York	52
All other states	176
Foreign
Germany	239
Japan	126
France	114
United Kingdom	105
All other foreign	72
Total	$949

Significant components of the Company’s net deferred tax assets at December 31, 2025 and December 31, 2024 are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$121,845	$115,938
Tax credits	53,878	30,000
Stock-based compensation	11,362	12,197
Reserves and accruals	18,256	15,073
Lease liability	25,667	25,510
Capitalized research costs	77,479	69,372
Other, net	726	1,481
Total deferred tax assets	$309,213	$269,571

Deferred tax liabilities:
Depreciation and amortization	(20,370)	(51,039)
ROU lease asset	(16,957)	(17,280)
Total deferred tax liabilities	$(37,327)	$(68,319)

Valuation allowance	(272,327)	(208,180)
Net deferred tax liability	$(441)	$(6,928)

Based on the weight of available evidence, the Company has established a valuation allowance for a portion of its deferred tax assets which it expects will not be realized on a more likely than not basis. The net increase in the valuation allowance was $64.1 million in 2025.

As of December 31, 2025, the Company had approximately $546.9 million, $455.1 million and $5.8 million of NOL carryforwards for federal, state and foreign purposes, respectively. Portions of federal NOL carryforwards incurred prior to 2018 will expire annually, if unused, while $346.9 million will not expire but can only be used to offset 80 percent of federal taxable income. Additionally, portions of state and foreign NOL carryforwards will expire annually, if unused.

As of December 31, 2025, the Company had federal and state R&D credit carryforwards of approximately $56.3 million and $33.0 million, respectively. Portions of federal and $5.9 million of state credits will expire annually, if unused, while $27.1 million of state credits carry forward indefinitely. Additionally, as of December 31, 2025, the Company had California economic development credit carryforwards of $3.0 million. These economic development credits can only be used to offset California taxable income and begin to expire in 2028, if unused.

Utilization of some NOL and tax credit carryforwards will be subject to annual limitations under IRC Section 382 and Section 383 due to several ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL, tax credit carryforwards, and other deferred tax assets that can be utilized to offset future taxable income and/or income tax liabilities. In general, ownership changes as defined by IRC Section 382 result from a greater than 50 percent change in the ownership of the Company’s stock among certain shareholders over a three‑year period.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 excluding interest and penalties, is as follows (in thousands):

	December 31,
	2025	2024	2023
Balance at beginning of the year	$34,594	$32,839	$28,968
Net addition for tax positions - prior years	331	526	986
Net additions for tax positions - current year	1,593	3,479	4,013
Subtractions from tax positions - prior years	(15,669)	(2,250)	(1,128)
Subtractions from tax positions - current year	—	—	—
Balance at end of the year	$20,849	$34,594	$32,839

As of December 31, 2025, approximately $2.1 million of unrecognized tax benefits would reduce the Company’s annual effective tax rate if recognized.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of its income tax provision. The accrued interest and penalties associated with uncertain tax positions as of December 31, 2025, December 31, 2024 and December 31, 2023 were not material.

Due to the Company’s NOL carryforwards, its U.S. income tax returns are open to examination by the Internal Revenue Service and other state taxing jurisdictions for years beginning in 2006.

There are no cumulative earnings in the Company’s foreign subsidiaries as of December 31, 2025 that would be subject to U.S. income tax or foreign withholding tax. The Company plans to indefinitely reinvest any future earnings of its foreign subsidiaries.

On July 4, 2025, House Resolution 1, commonly referred to as the One Big Beautiful Bill Act (OBBBA), was enacted into law. Key provisions of the OBBBA include the extension and modification of certain provisions of the Tax Cuts and Jobs Act of 2017, changes to bonus depreciation, adjustments to business interest expense limitations, and modifications to the treatment of research and development expenditures. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others becoming effective in 2026. In accordance with ASC 740, the effect of changes in tax rates and laws on deferred tax balances are recognized in the period when the legislation is enacted. The Company has reflected the effect of the OBBBA within the provision for income taxes and the deferred tax balances as of December 31, 2025. The OBBBA did not materially impact the Company's effective tax rate.

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid by jurisdiction. The ASU is effective for public business entities’ annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this pronouncement on a prospective basis as of January 1, 2025.

Note 12. Employee Benefits

Defined Contribution Plan

The Company sponsors a defined contribution plan pursuant to section 401(k) of the U.S. Internal Revenue Code that allows participating employees to contribute up to 100% of their salary, to an annual maximum of $23,500 in 2025, $23,000 in 2024, and $22,500 in 2023 ($31,000, $30,500 and $30,000 in 2025, 2024 and 2023, respectively, for employees over the age of 50). Through December 31, 2025, the Company has only made “qualified nonelective contributions” to maintain compliance with IRS regulations.

During the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company contributed a $0.50 match for every $1.00 contributed by a participating employee up to 8%, 6% and 6% of plan-eligible earnings, respectively, with such Company contributions becoming fully vested when participating employees reach the 3-year anniversary from their date of hire, giving credit for past service. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, Company contributions totaled approximately $4.6 million, $3.2 million and $2.9 million, respectively.

Deferred Compensation Plan

Pursuant to the Company’s deferred compensation plan (the Deferred Compensation Plan), eligible senior level employees are permitted to make elective deferrals of compensation to which they will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of COLIs. The fair value of the Deferred Compensation Plan liability, included in other liabilities on the consolidated balance sheets, was approximately $18.5 million and $14.6 million as of December 31, 2025 and December 31, 2024 respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $19.5 million and $14.7 million as of December 31, 2025 and December 31, 2024, respectively.

Note 13. Commitments and Contingencies

Secured Letters of Credit

The Company has a letter of credit that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account of approximately $3.6 million and $4.5 million as of December 31, 2025 and December 31, 2024, respectively. Beginning May 2022, and on each twelve-month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

Purchase Commitment

As of December 31, 2025, the Company had noncancelable, firm purchase commitments of $8.6 million due beyond one year.

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

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Net sales	$507,442	$383,481	$314,711
Less:
Cost of sales	111,814	94,027	75,575
Impairment of intangible asset	112,867	—	—
Sales, marketing & distribution	161,837	140,094	137,959
Research & development	107,131	84,609	86,294
Clinical	43,483	51,816	52,474
General & administrative	169,910	121,072	86,109
In-process research and development	—	14,229	5,000
Significant segment expenses	707,042	505,847	443,411
Interest income	10,714	11,105	9,164
Interest expense	(4,635)	(10,040)	(13,633)
Charges associated with convertible senior notes	—	(18,012)	—
Other income (expense), net	479	(6,288)	(558)
Income tax (benefit) provision	(5,351)	771	934
Net loss	$(187,691)	$(146,372)	$(134,661)

	Property and equipment, net			Depreciation and amortization			Capital expenditures
	As of December 31,			Year ended December 31,			Year ended December 31,
	2025	2024	2023	2025	2024	2023	2025	2024	2023
United States	$113,054	$97,726	$103,098	$38,043	$35,615	$33,646	$7,568	$6,229	$20,238
International	199	141	114	50	35	8	99	71	10
Total	$113,253	$97,867	$103,212	$38,093	$35,650	$33,654	$7,667	$6,300	$20,248

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of December 31, 2025.

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

Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Ernst & Young LLP, our independent registered public accounting firm, which audited the consolidated financial statements included in this Annual Report on Form 10‑K, has issued an attestation report on our internal control over financial reporting. See Report of Independent Registered Public Accounting Firm below.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fourth fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Glaukos Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Glaukos Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Glaukos Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Irvine, California

February 20, 2026

ITEM 9B. OTHER INFORMATION

On December 15, 2025, Tomas Navratil, the Company’s Chief Development Officer, adopted a 10b5-1 trading plan (the Navratil Trading Plan). The Navratil Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Navratil Trading Plan provides for the potential sale of 6,125 shares of the Company’s common stock commencing March 16, 2026. The Navratil Trading Plan terminates on the earlier of June 15, 2026 or the date all shares under the plan are sold.

Additionally, on December 15, 2025, Alex Thurman, the Company’s Senior Vice President and Chief Financial Officer, adopted a 10b5-1 trading plan (the Thurman Trading Plan). The Thurman Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Thurman Trading Plan provides for the potential sale of 68,521 shares of the Company’s common stock commencing March 16, 2026. The Thurman Trading Plan terminates on the earlier of August 14, 2026 or the date all shares under the plan are sold.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The remaining information required by this Item 10 will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

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

(b)
Exhibits

The exhibits listed in the Exhibit Index below are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by referenced to Exhibit 3.1 to the Current Report on Form 8‑K (File No. 001‑37463) filed on June 30, 2015).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8‑K (File No. 001‑37463) filed on December 21, 2022).
4.1*	Description of Capital Stock of Glaukos Corporation.
10.1+	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 333-37463) filed on August 5, 2021).
10.2+	2011 Stock Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S‑1 (File No. 333‑204091) filed on May 12, 2015).
10.3+

Form of Notice of Incentive Stock Option Grant and Stock Option Agreement under the 2011 Stock Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S‑1 (File No. 333‑204091) filed on May 12, 2015).

10.4+

Form of Notice of Non‑Statutory Stock Option Grant and Stock Option Agreement under the 2011 Stock Plan (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S‑1 (File No. 333‑204091) filed on May 12, 2015).

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

10.11+	2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S‑1 (File No. 333‑204091) filed on June 15, 2015).
10.12+	Thomas W. Burns Offer Letter dated July 10, 2014 (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S‑1 (File No. 333‑204091) filed on May 12, 2015).
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

10.19+	Directors’ Compensation Policy (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-37463) filed on May 1, 2025).
10.20

Standard Industrial/Commercial Single‑Tenant Lease—Net, dated as of June 8, 2015, by and between the Registrant and 229 Fabricante, LLC (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to the Registration Statement on Form S‑1 (File No. 333‑204091) filed on June 15, 2015).

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

10.27

Amended and Restated Patent License Agreement, by and between the Registrant and DOSE Medical Corporation, dated as of June 30, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K (File No. 001‑37463) filed on June 30, 2015).

10.28

First Amendment to Amended and Restated Patent License Agreement dated as of April 12, 2017 by and between Glaukos Corporation and DOSE Medical Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001‑37463) filed on April 12, 2017).

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

Exhibit Number	Description
19	Glaukos Corporation Insider Trading Policies and Procedures (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K (file No. 001-37463) filed on February 25, 2025
21*	Subsidiaries of Glaukos Corporation as of December 31, 2024
23.1*	Consent of Independent Registered Public Accounting Firm
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

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K (File No. 001-37463) filed on February 23, 2024).
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema with Embedded Linkbases Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+ Indicates a management contract or compensatory plan or arrangement.

* Filed Herewith.

** Furnished Herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on February 20, 2026.

GLAUKOS CORPORATION

By:	/s/ Thomas W. Burns
Thomas W. Burns
Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Burns	Chief Executive Officer and Chairman of the	February 20, 2026
Thomas W. Burns	Board (Principal Executive Officer)

/s/ Alex R. Thurman	Senior Vice President & Chief Financial Officer	February 20, 2026
Alex R. Thurman	(Principal Accounting and Financial Officer)

/s/ Mark J. Foley	Lead Independent Director	February 20, 2026
Mark J. Foley

/s/ David F. Hoffmeister	Director	February 20, 2026
David F. Hoffmeister

/s/ Gilbert H. Kliman	Director	February 20, 2026
Gilbert H. Kliman, M.D.

/s/ Marc A. Stapley	Director	February 20, 2026
Marc A. Stapley

/s/ Aimee S. Weisner	Director	February 20, 2026
Aimee S. Weisner

/s/ Leana S. Wen	Director	February 20, 2026
Leana S. Wen, M.D.

/s/ Denice M. Torres	Director	February 20, 2026
Denice M. Torres