Form 10-Q
period 2026-03-31
GLAUKOS Corp
filed 2026-04-30
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 28, 2026, there were 58,733,911 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2026

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

You are urged to carefully review the disclosures we make concerning the risks we face and other factors that may affect the outcome of our forward-looking statements and our business and operating results, including the risks set forth in the “Risk Factors Summary” below and further described in the "Risk Factors" section of this report, which includes a discussion of important factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate, and actual results may differ materially from those expressed or implied by the forward-looking statements. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans or that any of our expectations will occur in any specified timeframe, or at all. You are therefore cautioned not to place undue reliance on the forward-looking statements included in this report, which speak only as of the date of this document. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

We use Glaukos, our logo, iStent, iStent inject W, iStent infinite, iPrism, iDose TR, iPRIME, MIGS, Avedro, Photrexa, iLink, KXL, Epioxa, iLution, PRESERFLO, Retina XR, Mitosol and other marks as trademarks. This report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$104,249	$90,813
Short-term investments	172,436	187,947
Accounts receivable, net	119,691	108,608
Inventory	62,384	63,564
Prepaid expenses and other current assets	26,993	24,052
Total current assets	485,753	474,984
Restricted cash	3,834	3,834
Property and equipment, net	112,432	113,253
Operating lease right-of-use asset	31,025	31,527
Finance lease right-of-use asset	38,800	39,404
Intangible assets, net	133,028	141,916
Goodwill	66,710	66,710
Deposits and other assets	21,744	21,859
Total assets	$893,326	$893,487

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$19,153	$24,624
Accrued liabilities	70,262	76,651
Total current liabilities	89,415	101,275
Operating lease liability	35,313	35,767
Finance lease liability	67,743	68,109
Deferred tax liability, net	441	441
Other liabilities	29,486	31,740
Total liabilities	222,398	237,332

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 58,387 and 57,539 shares issued and 58,359 and 57,511 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	58	58
Additional paid-in capital	1,621,272	1,586,056
Accumulated other comprehensive income	2,643	3,303
Accumulated deficit	(952,913)	(933,130)
Less treasury stock (28 shares as of March 31, 2026 and December 31, 2025)	(132)	(132)
Total stockholders' equity	670,928	656,155
Total liabilities and stockholders' equity	$893,326	$893,487

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Net sales	$150,571	$106,664
Cost of sales	33,339	24,316
Gross profit	117,232	82,348
Operating expenses:
Selling, general and administrative	92,943	70,673
Research and development	44,145	32,353
Total operating expenses	137,088	103,026
Loss from operations	(19,856)	(20,678)
Non-operating income:
Interest income	2,431	3,076
Interest expense	(1,125)	(1,163)
Other (expense) income, net	(749)	945
Total non-operating income	557	2,858
Loss before taxes	(19,299)	(17,820)
Income tax provision	484	326
Net loss	$(19,783)	$(18,146)
Basic and diluted net loss per share	$(0.34)	$(0.32)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	58,022	56,637

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net loss	$(19,783)	$(18,146)
Other comprehensive loss:
Foreign currency translation loss	(182)	(147)
Unrealized (loss) income on short-term investments	(478)	137
Other comprehensive loss	(660)	(10)
Total comprehensive loss	$(20,443)	$(18,156)

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	equity
Balance at December 31, 2025	57,539	$58	$1,586,056	$3,303	$(933,130)	(28)	$(132)	$656,155
Common stock issued under stock plans, net	848	-	16,072	-	-	-	-	16,072
Stock-based compensation	-	-	19,144	-	-	-	-	19,144
Other comprehensive loss	-	-	-	(660)	-	-	-	(660)
Net loss	-	-	-	-	(19,783)	-	-	(19,783)
Balance at March 31, 2026	58,387	$58	$1,621,272	$2,643	$(952,913)	(28)	$(132)	$670,928

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income	deficit	Shares	Amount	equity
Balance at December 31, 2024	56,472	$56	$1,509,831	$2,615	$(745,439)	(28)	$(132)	$766,931
Common stock issued under stock plans, net	297	1	2,197	-	-	-	-	2,198
Stock-based compensation	-	-	12,986	-	-	-	-	12,986
Other comprehensive loss	-	-	-	(10)	-	-	-	(10)
Net loss	-	-	-	-	(18,146)	-	-	(18,146)
Balance at March 31, 2025	56,769	$57	$1,525,014	$2,605	$(763,585)	(28)	$(132)	$763,959

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net loss	$(19,783)	$(18,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,909	2,651
Amortization of intangible assets	8,888	5,576
Amortization of right-of-use lease assets	1,085	1,078
Deferred income tax benefit	-	(10)
Loss on disposal of fixed assets	103	6
Stock-based compensation	19,144	12,986
Unrealized foreign currency loss	574	1,397
Amortization of premium on short-term investments	(187)	(1,149)
Other liabilities	(2,249)	(1,091)
Allowance for doubtful accounts	823	1,367
Changes in operating assets and liabilities:
Accounts receivable	(12,459)	(12,316)
Inventory	832	(1,668)
Prepaid expenses and other current assets	(2,985)	(2,339)
Accounts payable and accrued liabilities	(10,192)	(6,729)
Deposits and other assets	971	(134)
Net cash used in operating activities	(12,526)	(18,521)
Investing activities
Purchases of short-term investments	(31,353)	(74,743)
Proceeds from sales and maturities of short-term investments	46,575	40,878
Purchases of property and equipment	(3,959)	(1,938)
Investment in company-owned life insurance	(759)	(395)
Other investing activities	-	(750)
Net cash provided by (used in) investing activities	10,504	(36,948)
Financing activities
Proceeds from exercise of stock options	19,330	4,082
Proceeds from share purchases under Employee Stock Purchase Plan	2,381	2,961
Payment of employee taxes related to vested restricted stock units	(5,638)	(4,845)
Principal paid on finance lease	(304)	(248)
Net cash provided by financing activities	15,769	1,950
Effect of exchange rate changes on cash and cash equivalents	(311)	(1,855)
Net increase (decrease) in cash, cash equivalents and restricted cash	13,436	(55,374)
Cash, cash equivalents and restricted cash at beginning of period	94,647	174,359
Cash, cash equivalents and restricted cash at end of period	$108,083	$118,985
Supplemental disclosures of cash flow information
Taxes paid, net of refunds	$379	$276
Other interest paid	$1,042	$1,058
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$863	$502

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization and Basis of Presentation

Organization and Business

Glaukos Corporation (Glaukos or the Company), incorporated in Delaware on July 14, 1998, is an ophthalmic pharmaceutical and medical technology company focused on developing novel dropless platform therapies and commercializing associated products for the treatment of glaucoma, corneal disorders, and retinal diseases. The Company first developed Micro-Invasive Glaucoma Surgery (MIGS) as an alternative to the traditional glaucoma treatment paradigm, launching its first MIGS device commercially in 2012. Since that time, the Company has launched additional MIGS products. In 2024, the Company commenced commercial launch activities for iDose TR, a sustained-release pharmaceutical product used in the treatment of glaucoma. The Company also recently commenced its controlled commercial launch of Epioxa, a proprietary bio-activated and incision-free pharmaceutical therapy for the treatment of a rare corneal disorder, keratoconus, that was approved by the United States (U.S.) Food and Drug Administration (FDA) in 2025. Glaukos’ first-generation corneal cross-linking therapy, known as Photrexa, which requires removal of the corneal epithelium, received U.S. FDA approval in 2016. All of these products are part of a portfolio of platforms the Company is developing to support ongoing pharmaceutical and medical device innovations. Products or product candidates for each of these platforms are designed to advance the standard of care through better treatment options across the areas of glaucoma; corneal disorders such as keratoconus, dry eye and refractive vision correction; and retinal diseases such as neovascular age-related macular degeneration, diabetic macular edema and retinal vein occlusion.

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

As permitted by Form 10-Q and Article 10 of Regulation S-X, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments necessary for the fair presentation of the Company’s financial information contained herein. All such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 31, 2025 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements. These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2025, which are contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on February 23, 2026. The Company’s results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period.

Recent Developments

On February 9, 2026, the Company entered into an Option Agreement with a biopharmaceutical company (the Seller), pursuant to which the Company obtained an exclusive option to either (i) license proprietary technology for the development and commercialization of certain drug products or (ii) acquire the Seller, which owns such proprietary technology. The Option Agreement specifies upfront payments up to $17.5 million and additional future milestone payments, both of which are dependent upon the achievement of certain financial, development and regulatory conditions precedent. Additionally, in the event the acquisition election is exercised, a purchase price is also specified based on whether certain regulatory milestones were completed up to the acquisition election being exercised. None of the conditions precedent under the Option Agreement have been achieved and the Company has concluded that achievement of the aforementioned milestones is not currently probable. As a result, as of March 31, 2026, no accrued liabilities or payment obligations have been incurred.

On April 15, 2026, the U.S. Centers for Medicare and Medicaid Service (CMS) assigned a unique, permanent Healthcare Common Procedure Coding System (HCPCS) J-code for Epioxa, J2789. The new J-code for Epioxa is set to become effective on July

1, 2026. J-codes are used by U.S. government and commercial payers, to streamline the billing and reimbursement process for procedural pharmaceuticals administered by a healthcare professional, such as Epioxa. The Company began its controlled commercial launch of Epioxa in the first quarter of 2026. As part of the launch, the Company will transition commercial efforts and manufacturing from Photrexa to Epioxa over the course of 2026.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that equate to the amount reported in the condensed consolidated statements of cash flows as of the beginning and end of three months ended March 31, 2026 (in thousands):

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$104,249	$90,813
Restricted cash	3,834	3,834
Cash, cash equivalents and restricted cash	$108,083	$94,647

The Company’s cash and cash equivalents include cash in readily available checking and money market accounts, as well as certificates of deposit. The Company maintains balances of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11), which clarifies interim disclosure requirements by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The standard is intended to help entities determine whether disclosures not specified in Topic 270 should be provided in interim reporting periods. ASU 2025-11 is effective for interim reporting periods within annual reporting period beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on its condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements to address suggestions received from stakeholders on the Accounting Standards Codification (the Codification) and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in, or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU No. 2025-12 is effective for interim reporting periods within annual reporting period beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU No. 2025-12 on its condensed consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (ASU 2025-06), which removes all references to prescriptive and sequential software development stages. An entity will be required to start capitalizing software costs when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for interim reporting periods within annual reporting period beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU No. 2025-06 on its condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of certain costs and expenses on an interim and annual basis. ASU No. 2024-03 is effective for interim reporting periods within annual reporting period after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of adopting ASU No. 2024-03 on its condensed consolidated financial statements and related disclosures.

Note 3. Balance Sheet Details

Short-term Investments

Short-term investments consisted of the following (in thousands):

	At March 31, 2026
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. treasury securities	less than 3	$73,029	$106	$(72)	$73,063
Bank certificates of deposit	less than 1	47,170	17	(12)	47,175
Commercial paper	less than 1	1,832	-	-	1,832
Corporate notes	less than 3	36,713	61	(34)	36,740
Asset-backed securities	less than 3	13,628	6	(8)	13,626
Total		$172,372	$190	$(126)	$172,436

	At December 31, 2025
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. treasury securities	less than 3	$66,912	$258	$-	$67,170
Bank certificates of deposit	less than 2	60,950	56	-	61,006
Commercial paper	less than 1	10,808	5	-	10,813
Corporate notes	less than 3	35,909	203	(2)	36,110
Asset-backed securities	less than 3	10,602	21	-	10,623
Municipal bonds	less than 1	2,225	-	-	2,225
Total		$187,406	$543	$(2)	$187,947

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

The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest expense in the accompanying condensed consolidated statements of operations through an allowance for credit losses. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss. Unrealized losses on available-for-sale debt securities as of March 31, 2026 and December 31, 2025 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Further, the Company does not intend to sell these investments prior to maturity and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not record an allowance for credit losses with respect to these investments as of March 31, 2026 and December 31, 2025.

Accounts Receivable, Net

Accounts receivable consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accounts receivable	$128,533	$116,968
Allowance for credit losses	(8,842)	(8,360)
	$119,691	$108,608

Accounts receivable, net increased as of March 31, 2026 compared to December 31, 2025 primarily due to an increased proportion of net sales from iDose TR during the first quarter of 2026 given iDose TR has extended payment terms and higher net sales price per unit than the Company’s other products. The Company’s allowance for credit losses represents management’s estimate of current expected credit losses related to customer receivables. Bad-debt write offs charged during the three months ended March 31, 2026 were not significant.

Additionally, no single customer accounted for more than 10% of net accounts receivable as of either March 31, 2026 or December 31, 2025.

Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Finished goods	$19,984	$23,039
Work in process	18,253	15,137
Raw material	24,147	25,388
	$62,384	$63,564

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued bonuses	$10,341	$25,270
Accrued payroll taxes	3,907	3,091
Accrued Employee Stock Purchase Plan liability	3,418	2,863
Accrued sales rebates	11,669	10,192
Accrued vacation benefits	6,157	5,910
Other accrued liabilities	34,770	29,325
	$70,262	$76,651

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		At March 31, 2026
		Quoted prices in
		active markets	Significant	Significant
	March 31,	for identical	other observable	unobservable
	2026	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
Assets
Cash equivalents:
Money market funds (i)	$35,368	$35,368	$-	$-
Available for sale securities:
U.S. treasury securities (ii)(v)	79,043	-	79,043	-
Commercial paper (ii)	1,832	-	1,832	-
Bank certificates of deposit (ii)	47,175	-	47,175	-
Corporate notes (ii)	36,740	-	36,740	-
Asset-backed securities (ii)	13,626	-	13,626	-
Investments held for deferred compensation plans (iii)	19,826	-	19,826	-
Total Assets	$233,610	$35,368	$198,242	$-
Liabilities
Deferred compensation plans (iv)	$19,583	$-	$19,583	$-
Contingent consideration (vi)	8,714	-	-	8,714
Total Liabilities	$28,297	$-	$19,583	$8,714

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
(v)
One U.S. treasury security totaling $5,980 (in thousands) is included in cash and cash equivalents on the consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the consolidated balance sheets.
(vi)
Of the total $8.7 million, $7.8 million and $0.9 million are included in other liabilities and accrued liabilities, respectively on the condensed consolidated balance sheets.

		At December 31, 2025
		Quoted prices in
		active markets	Significant	Significant
	December 31,	for identical	other observable	unobservable
	2025	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
Assets
Cash equivalents:
Money market funds (i)	$28,301	$28,301	$-	$-
Available for sale securities:
U.S. treasury securities (ii)	67,170	-	67,170	-
Commercial paper (ii)	10,813	-	10,813	-
Bank certificates of deposit (ii)	61,006	-	61,006	-
Corporate notes (ii)	36,110	-	36,110	-
Asset-backed securities (ii)	10,623	-	10,623	-
Municipal bonds (ii)	2,225	-	2,225	-
Investments held for deferred compensation plans (iii)	19,541	-	19,541	-
Total Assets	$235,789	$28,301	$207,488	$-
Liabilities
Deferred compensation plans (iv)	$18,493	$-	$18,493	$-
Contingent consideration (v)	9,265	-	-	9,265
Total Liabilities	$27,758	$-	$18,493	$9,265

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
(v)
Of the total $9.3 million, $8.7 million and $0.6 million are included in other liabilities, respectively on the condensed consolidated balance sheets.

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

The Company’s acquisitions may include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on significant inputs not observable in the market, which include the present value of the contingent payments to be made using a Monte Carlo simulation model, computation of net sales volatility, discount rates derived using internal rate of return analysis, the probability and timing of achieving certain future milestones, and to a lesser extent, Glaukos’ credit rating. Contingent consideration represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes a market participant would make. The Company assesses these estimates on an ongoing basis as it obtains additional data impacting the assumptions. Should actual results increase or decrease as compared to the assumptions used in the analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Any changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within other (expense) income, net in the condensed consolidated statements of operations.

As of March 31, 2026 and December 31, 2025 the contingent consideration liability was $8.7 million and $9.3 million, respectively. A roll forward of activity for the three months ended March 31, 2026 is as follows:

March 31,
2026
Balance at December 31, 2025	$9,265
Additions	-
Payments	(551)
Balance at March 31, 2026	$8,714

There were no transfers between levels within the fair value hierarchy during the periods presented.

Note 5. Real Estate Acquisitions and Leases

Real Estate Acquisitions

On April 4, 2025, the Company completed the acquisition of certain real property adjacent to the Company's existing Aliso Viejo, California corporate headquarters (the Aliso Facility), consisting of land, buildings and assumed leases, for a total purchase price of approximately $16.6 million. Upon closing, the Company assumed sellers’ interest, as lessor, in four existing leases with a weighted-average remaining term of two years, exclusive of certain tenant renewal options.

Land, buildings, site improvements and tenant improvements are recorded and stated at cost and, except for land, are amortized using the straight-line method over the estimated remaining useful life of the assets, which is 30.0 years for the building, 20.0 years for site improvements and an average of approximately 2.2 years for tenant improvements.

The lease income and related lease expense associated with the four aforementioned leases are recorded within other (expense) income, net within the accompanying condensed consolidated statements of operations and was not significant during the three months ended March 31, 2026.

Leases

The Company has operating and finance leases for facilities and certain equipment. Leases with an initial term of 12 months or less are expensed and not recorded on the condensed consolidated balance sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

The Company’s leases have non-cancelable lease terms of approximately one year to thirteen years, some of which include options to extend the leases for up to an additional ten years. The exercise of lease extension options is at the Company’s sole discretion. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for common area maintenance, landlord incentives and/or inflation.

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

The Company’s remaining foreign subsidiaries’ leased office and warehouse space totals less than 38,000 square feet.

The following table presents the maturity of the Company’s operating and finance lease liabilities within the condensed consolidated balance sheets:

Maturity of Lease Liabilities	Operating	Finance
(in thousands)	Leases (a)	Leases (b)
Remainder of 2026	$3,142	$4,142
2027	4,528	5,651
2028	4,290	5,821
2029	4,296	5,995
2030	4,274	6,175
2031	4,388	6,360
Thereafter	35,851	77,980
Total lease payments	$60,769	$112,124
Less: imputed interest	24,061	42,966
Total lease liabilities	$36,708	$69,158

(a)
Operating lease payments include $26.0 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)
Finance lease payments include $75.8 million related to options to extend lease terms that are reasonably certain of being exercised.

Note 6. Business Combinations

On May 16, 2025, pursuant to a definitive agreement and plan of merger (Mobius Agreement), the Company acquired all of the outstanding equity interests in Mobius Therapeutics, LLC (Mobius) for $12.4 million, net of cash acquired (Mobius Merger). Pursuant to the Mobius Agreement, the Company also agreed to pay the former Mobius equityholders contingent consideration. The contingent consideration represents the fair value of: (i) potential future net sales-based milestone payments up to $80.0 million based on predetermined measurement periods, and are conditional based on achieving contractually specified net sales thresholds for the Mobius products for the calendar years ending December 31, 2025 through December 31, 2030, and; (ii) future single digit percentage royalty payments based on net sales of the Mobius products to be made for calendar years ending December 31, 2025 through December 31, 2030. As of March 31, 2026, $6.2 million of the contingent consideration liability is included in other liabilities and $0.9 million is included in accrued liabilities in the condensed consolidated balance sheets.

The Mobius Merger is intended to expand the Company's portfolio of pharmaceutical products related to the treatment of glaucoma, as the lead Mobius product is Mitosol, the only FDA-approved ophthalmic formulation of mitomycin-C, which is often utilized as an adjunct in late-stage glaucoma filtration procedures.

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

Effective March 17, 2023, the Company entered into a sales agreement (Sales Agreement) with Celanese Canada ULC (Celanese) under which Celanese will make available and supply to the Company certain raw materials used to create a nanoporous membrane utilized in the iDose TR, and authorized the Company to reference its Drug Master File (DMF) with respect to such raw materials, which is required for the Company to commercialize iDose TR. The term of the Sales Agreement is four years after the iDose TR launch date in February 2024. In exchange for the ability to obtain future raw materials and the rights related to the DMF, the Company is subject to minimum compensation payments totaling $6.3 million payable over four years and potential additional royalties based on a percentage of sales of the iDose TR product. The Company recognized an intangible asset related to the minimum compensation payments at fair value of $5.2 million upon the date of acquisition, which was determined to be the iDose TR launch date. As of March 31, 2026, the remaining balance of $4.6 million is included in Intangible assets, net on the condensed consolidated balance sheets and will continue to be amortized to cost of sales over its useful life of four years, which is the initial term of the Sales Agreement. A member of the Celanese board of directors also sits on the board of directors of the Company.

The Company evaluated its indefinite-lived intangible assets for impairment and concluded there were no indicators of impairment as of March 31, 2026.

Goodwill

The assessment of goodwill by reporting unit is performed annually, in the fourth quarter, or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. The Company considered the current and expected future economic and market conditions and its impact on the Company’s reporting unit. Based on interim assessments, the Company did not identify any “triggering” events which would indicate an impairment of goodwill as of March 31, 2026.

The following table presents the composition of the Company’s intangible assets and goodwill (in thousands):

	Weighted-	As of March 31, 2026			As of December 31, 2025
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period (in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Photrexa developed technology	4.7	$7,801	$(6,859)	$942	$7,801	$(3,322)	$4,479
Epioxa developed technology	6.0	111,700	(7,757)	103,943	111,700	(3,103)	108,597
License	4.0	5,190	(571)	4,619	5,190	(435)	4,755
In place leases	3.8	666	(411)	255	666	(345)	321
Mobius developed technology and customer relationships	9.0	17,800	(1,731)	16,069	17,800	(1,236)	16,564
Intangible assets subject to amortization		143,157	(17,329)	125,828	143,157	(8,441)	134,716

In-process research and development	Indefinite	$7,200	$-	$7,200	$7,200	$-	$7,200

Total		$150,357	$(17,329)	$133,028	$150,357	$(8,441)	$141,916

Goodwill	Indefinite	$66,710	$-	$66,710	$66,710	$-	$66,710

As of March 31, 2026, expected amortization expense for unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Remainder of 2026	$17,283
2027	23,394
2028	21,772
2029	20,594
2030	20,594
Thereafter	22,191
Total amortization	$125,828

Actual amortization expense to be reported in future periods could differ from these estimates as a result of asset impairments, acquisitions, or other facts and circumstances.

Note 8. Revenue from Contracts with Customers

The Company’s net sales are generated primarily from sales of iDose TR, its iStent family of products, Photrexa and associated drug formulations, and the proprietary bioactivation systems. The Company’s customers are primarily comprised of ambulatory surgery centers, hospitals and physician private practices, with third party distributors being used in certain international locations where the Company currently does not have a direct commercial presence.

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

Revenue is recognized at an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services, and substantially all of the Company’s net sales for the three months ended March 31, 2026 and March 31, 2025 are considered revenue from contracts with customers.

Disaggregation of Revenue

The Company’s revenues disaggregated by product category and geography for the three months ended March 31, 2026 and March 31, 2025 were as follows (in thousands):

	Three Months Ended
	March 31,
	United States		International		Total
	2026	2025	2026	2025	2026	2025
Glaucoma	$93,453	$59,128	$35,808	$29,009	$129,261	$88,137
Corneal Health	18,891	15,942	2,419	2,585	21,310	18,527
Total	$112,344	$75,070	$38,227	$31,594	$150,571	$106,664

Contract Balances

Contract Assets

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. Payment terms on invoiced amounts are typically between 30 – 60 days for glaucoma and corneal health products, though extended payment terms have been offered as part of the iDose TR and Epioxa commercial launches. However, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of March 31, 2026 and December 31, 2025, substantially all amounts included in accounts receivable, net on the condensed consolidated balance sheets are related to contracts with customers.

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

The Company’s total accrued volume-based rebates and MDRP allowances are included in accrued liabilities on the condensed consolidated balance sheets and estimated rebates accrued were $11.7 million and $10.2 million as of March 31, 2026 and December 31, 2025, respectively, as detailed below:

March 31,
2026
Reserve balance, December 31, 2025	$10,192
Current period provision	4,421
Payments and credits	(2,944)
Reserve balance, March 31, 2026	$11,669

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

During the three months ended March 31, 2026 and March 31, 2025, the Company did not recognize any revenue related to material changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

The Company’s net sales within a fiscal year may be impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year.

Note 9. Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. For periods when the Company realizes a net loss, no common stock equivalents are included in the calculation of weighted average number of dilutive common stock equivalents as the effect of applying the treasury stock method is considered anti-dilutive. Due to the Company’s net loss position, basic and diluted net loss per share for each of the three months ended March 31, 2026 and March 31, 2025 are the same.

The following potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares, in thousands):

	Three Months Ended
	March 31,
	2026	2025
Stock options outstanding	1,545	2,090
Unvested restricted stock units	754	1,065
Employee stock purchase plan	3	17
	2,302	3,172

Note 10. Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation related to stock options and restricted stock units (RSUs) in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Cost of sales	$1,086	$901
Selling, general and administrative	14,251	8,884
Research and development	3,807	3,201
Total	$19,144	$12,986

At March 31, 2026, the total unamortized stock‑based compensation expense was approximately $86.3 million, of which $15.4 million and $70.9 million was attributable to stock options and RSUs, respectively. The Company currently issues its annual stock options and RSU grants to senior executives during the first quarter and all other eligible employees during the second quarter, of each year.

Of the $15.4 million related to stock options, $14.6 million is attributable to time-based stock options and will be recognized over the time-based stock options’ remaining vesting terms of approximately 4.0 years (3.2 years on a weighted average basis). The remaining $0.8 million is attributable to performance-based options and will be recognized over the performance-based stock options’ remaining vesting terms of less than one year (0.8 years on a weighted average basis).

Of the $70.9 million related to RSUs, $70.2 million is attributable to time-based RSUs and will be recognized over the RSUs’ vesting terms of approximately 4.0 years (2.7 years on a weighted-average basis). The remaining $0.7 million is attributable to performance-based RSUs and will be recognized over the performance-based RSUs’ remaining vesting terms of less than two years (0.9 years on a weighted average basis).

The total stock-based compensation cost capitalized in inventory was not significant for the three months ended March 31, 2026 or March 31, 2025.

Note 11. Income Taxes

For the three months ended March 31, 2026, the Company recorded a provision for income taxes of $0.5 million with an effective tax rate of (2.51)%. For the three months ended March 31, 2025, the Company recorded a provision for income taxes of $0.3 million. For each of the three months ended March 31, 2026 and March 31, 2025, the provision for income taxes was primarily comprised of state and foreign income tax expense, net of release of uncertain tax positions for which the statute of limitations has expired.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (OBBBA). Key provisions of the OBBBA include the extension and modification of certain provisions of the Tax Cuts and Jobs Act of 2017, changes to bonus depreciation, adjustments to business interest expense limitations, and modifications to the treatment of research and development expenditures. The OBBBA has multiple effective dates, with certain changes effective in 2025 and others in 2026. The Company has reflected the effect of the OBBBA within the provision for income taxes and the deferred tax balances as of March 31, 2026. The OBBBA did not materially impact the Company's effective tax rate for the three months ended March 31, 2026.

Note 12. Commitments and Contingencies

Secured Letter of Credit

The Company has a letter of credit that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account of approximately $3.8 million as of March 31, 2026 and December 31, 2025, respectively. Beginning May 2022 and on each twelve-month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

Executive Deferred Compensation Plan

Pursuant to the Company’s Deferred Compensation Plan, eligible senior level employees are permitted to make elective deferrals of compensation to which he or she will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of COLIs. The fair value of the Deferred Compensation Plan liability, included in other liabilities on the condensed consolidated balance sheets, was approximately $19.6 million and $18.5 million as of March 31, 2026 and December 31, 2025, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the condensed consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $19.8 million and $19.5 million as of March 31, 2026 and December 31, 2025, respectively.

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

	Three months ended March 31,
	2026	2025
	(in thousands)
Net sales	$150,571	$106,664
Less:
Cost of sales	33,339	24,316
Sales, marketing & distribution	46,289	34,443
Research & development	28,971	22,922
Clinical	15,174	9,431
General & administrative	46,654	36,230
Significant segment expenses	170,427	127,342
Interest income	2,431	3,076
Interest expense	(1,125)	(1,163)
Other (income) expense, net	(749)	945
Income tax provision	484	326
Net loss	$(19,783)	$(18,146)

	Property and equipment, net		Depreciation and amortization		Capital expenditures
	March 31,	December 31,	Three Months March 31,		Three Months March 31,
	2026	2025	2026	2025	2026	2025
United States	$112,159	$113,054	$11,786	$8,215	$3,836	$1,906
International	273	199	11	12	123	33
Total	$112,432	$113,253	$11,797	$8,227	$3,959	$1,939

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the United States (U.S.) Securities and Exchange Commission (SEC) on February 23, 2026 (Annual Report). The discussion and analysis below contains forward-looking statements within the meaning of federal securities laws, and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. See “Note Regarding Forward-Looking Statements” preceding Part I, Item 1 in this Quarterly Report on Form 10-Q.

Overview

We are an ophthalmic pharmaceutical and medical technology company focused on developing novel, dropless platform therapies and commercializing associated products for the treatment of glaucoma, corneal disorders, and retinal disease. We first developed Micro-Invasive Glaucoma Surgery (MIGS) as an alternative to the traditional glaucoma treatment paradigm, launching our first MIGS device commercially in 2012. Since that time, we have launched additional MIGS products. In 2024, we commenced commercialization activities for iDose TR, a sustained-release pharmaceutical product used in the treatment of glaucoma. We also recently commenced our controlled commercial launch of Epioxa, a proprietary bio-activated and incision-free pharmaceutical therapy for the treatment of a rare corneal disorder, keratoconus, that was approved by the United States (U.S.) Food and Drug Administration (FDA) in 2025. Our first-generation corneal cross-linking therapy, known as Photrexa, which requires removal of the corneal epithelium, received U.S. FDA approval in 2016. All of these products are part of a portfolio of platforms we are developing to support ongoing pharmaceutical and medical device innovations. Products or product candidates for each of these platforms are designed to advance the standard of care through better treatment options across the areas of glaucoma; corneal disorders such as keratoconus, dry eye and refractive vision correction; and retinal diseases such as neovascular age-related macular degeneration, diabetic macular edema and retinal vein occlusion.

Financial Overview

The most important financial indicators that we use to assess our business are net sales, gross margin, operating expenses, and cash on hand.

	Three Months Ended
	March 31,	March 31,
	2026	2025
Net sales	$150,571	$106,664
Gross margin	78%	77%
Operating expenses	$137,088	$103,026

	March 31,	December 31,
	2026	2025
Cash, cash equivalents, short-term investments and restricted cash	$280,519	$282,594

Please see Results of Operations and Liquidity and Capital Resources below for a detailed discussion of each of the above items including analysis of the fluctuations from year to year.

We incurred net losses for the three months ended March 31, 2026 and March 31, 2025 of $19.8 million and $18.1 million, respectively. As of March 31, 2026, we had an accumulated deficit of $952.9 million.

Recent Developments

On February 9, 2026, we entered into an Option Agreement with a biopharmaceutical company (the Seller), pursuant to which we obtained an exclusive option to either (i) license proprietary technology for the development and commercialization of certain drug products or (ii) acquire the Seller, which owns such proprietary technology. The Option Agreement specifies upfront payments up to $17.5 million and additional future milestone payments, both of which are dependent upon the achievement of certain financial, development and regulatory conditions precedent. Additionally, in the event the acquisition election is exercised, a purchase price is also specified based on whether certain regulatory milestones were completed up to the acquisition election being exercised. None of the conditions precedent under the Option Agreement have been achieved, and we have not incurred any payment obligations.

On April 15, 2026, the U.S. Centers for Medicare and Medicaid Service (CMS) assigned a unique, permanent Healthcare Common Procedure Coding System (HCPCS) J-code for Epioxa, J2789. The new J-code for Epioxa is set to become effective on July 1, 2026. J-codes are used by U.S. government and commercial payers, to streamline the billing and reimbursement process for procedural pharmaceuticals administered by a healthcare professional, such as Epioxa. Epioxa represents an advancement in keratoconus care, offering an incision-free alternative to traditional corneal cross-linking procedures. The Company began a controlled commercial launch of Epioxa in the first quarter of 2026 and as part of the launch, the Company will transition commercial efforts and manufacturing from Photrexa to Epioxa over the course of 2026.

Impact of the Current Global Economic Environment

As a result of the ongoing macroeconomic conditions, global and regional economies continue to experience varying levels of inflation, supply shortages or delays, changes in supply and demand, foreign exchange rate fluctuations, uncertainty around global trade, including new or increased tariffs, and other conditions that have led to disruptions in commerce and pricing stability. These conditions may be exacerbated by heightened geopolitical tensions in the Middle East, including the ongoing conflict between the U.S. and Iran, which has increased oil prices and may cause downstream effects on our logistics, manufacturing, and raw material costs.

Changes to U.S. trade policy, in particular with regard to tariffs, have caused substantial market uncertainty and in certain cases, retaliatory measures by trading partners. Such changes include the imposition of tariffs under the authority of the International Emergency Economic Powers Act, which the U.S. Supreme Court found unlawful in February 2026, the creation of a refund process for such tariff duties, and the imposition of new tariffs under various statutory authorities, including on certain patented pharmaceuticals and active pharmaceutical ingredients. Despite these federal actions and the related uncertainty, we believe our exposure to these tariffs and the potential escalation of trade disputes is limited as we primarily source our raw materials and product components from the U.S. Nevertheless, these tariffs, or the introduction of new or higher tariffs in other countries, could pose a risk to our business, or the businesses of our customers, that could affect our net sales and cost of sourcing materials. We will continue to evaluate the impacts of tariffs on our business and results of operations.

The effects of foreign currency fluctuations were most notably experienced in our international glaucoma business. Our year over year growth rate of net sales of our international glaucoma franchise was positively affected by approximately 770 basis points and negatively impacted by approximately 380 basis points for the three months ended March 31, 2026 and March 31, 2025, respectively, in both cases primarily related to the Euro.

Developments Impacting Reimbursement Rates and Coverage

In the U.S., healthcare providers use separate billing codes to report the provision of medical procedures and use of supplies to third-party payers, such as government programs or private insurance, and seek reimbursement for all or a portion of those costs. Physician fee payment rates for procedures covered by temporary Current Procedural Terminology (CPT) codes in the Medicare Fee for Service setting, such as a standalone trabecular micro-bypass procedure utilizing the iStent infinite, or the implanting of iDose TR products, are set by the multi-state, regional contractors, or Medicare Administrative Contractors (MACs), of which there are currently seven, that are responsible for administering Medicare claims. As of March 31, 2026, the professional fees associated with an iDose TR procedure have been formally published by five of the seven MACs. MACs have in the past, and may in the future, change coverage terms, and there can be no assurance that coverage and adequate reimbursement will be obtained from, or maintained by, the MACs.

On October 31, 2025 and November 21, 2025, CMS published its proposed rules on 2026 Medicare physician fee and facility fee payment rates (2026 Final Rules), respectively. The 2026 Final Rules reflected a modest increase with respect to facility fee payment rates in both the ambulatory surgery center and hospital outpatient setting over the 2025 Medicare facility fee payment rates with respect to procedures using our glaucoma products. The 2026 Final Rules also reflected reductions with respect to physician fee payment rates over the 2025 Medicare physician payment rates with respect to several Category I CPT codes across ophthalmology generally, including for cataract and surgical MIGS procedures specifically. The physician fee rules contained in the 2026 Final Rules do not affect the physician fees paid under temporary CPT codes for iDose TR and iStent infinite, because as explained above, those rates are determined on a MAC-by-MAC basis.

We estimate that approximately 80% of procedures utilizing our iDose TR and iStent family of products in the U.S. have been performed in the ASC setting and the remaining estimated 20% of procedures have been performed in the hospital.

Now that Epioxa, our new CXL procedure, has been approved by the U.S. FDA, reimbursement is expected to primarily involve updates to third-party commercial insurance policies as the vast majority of patients who are diagnosed with, and then treated for, keratoconus are below the Medicare age. As an in-office procedure, the procedural component of Epioxa will be covered by a temporary Category III CPT code, 0402T, which is the same code used currently for Photrexa. The professional fees associated with the CXL procedure will be determined by each payer. Reimbursement for physician-administered drugs are typically accomplished through the use of a HCPCS J-code. A unique, permanent HCPCS J-Code for Epioxa, J2789, has been established and is set to become effective on July 1, 2026. Coverage and reimbursement can differ significantly from payer to payer, and payers can change or deny coverage for new or existing products without notice.

Business Outlook

Now that reimbursement for the iDose TR drug and procedure for Medicare fee for service patients has become more timely and consistent across all MACs, we have begun seeing increased utilization of iDose TR by our customers in the treatment of patients who have other types of insurance coverage, primarily those with private commercial or Medicare Advantage plans. Additionally, in January 2026, we received FDA approval of our supplemental new drug application (NDA) for the re-administration of iDose TR to patients who have previously received an iDose TR implant.

With respect to our iStent family of products, CMS physician fee payment rate decreases, along with the finalization in late 2024 of LCDs issued by five of the seven MACs, have disrupted traditional customer ordering patterns and may have resulted in certain of our customers’ utilization of competitive products, which has reduced U.S. Glaucoma sales volumes of our iStent family of products used in conjunction with cataract surgery. Additionally, the royalty income we received pursuant to a settlement agreement entered into during 2021 with Ivantis, Inc. (acquired by Alcon in 2022) relating to sales of the Hydrus® Microstent contractually expired on April 26, 2025.

We anticipate some potential disruption within our U.S. Corneal Health franchise during 2026 as the market transitions from Photrexa to Epioxa following its approval and our ongoing commercialization.

For additional information, see the section titled Risks Related to Our Business within Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Components of Results of Operations

Net Sales

Our net sales are generated primarily from sales of iDose TR, our iStent family of products, Photrexa and other associated drug formulations and our proprietary bioactivation systems. Customers are primarily comprised of ambulatory surgery centers, hospitals, and physician private practices, with independent distributors being used in certain international locations where we currently do not have a direct commercial presence. We currently operate in one operating and reportable segment and our primary business activity is the development and commercialization of therapies across several end markets within ophthalmology.

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

Cost of Sales

Cost of sales reflects the aggregate costs incurred to manufacture our products, such as raw materials, labor, manufacturing overhead, quality control, and the effect of changes in the balance of reserves for excess and obsolete inventory.

Cost of sales also includes amortization of the developed technology intangible assets recorded as a result of our acquisitions of Avedro, Inc. (Avedro) and Mobius Therapeutics, LLC (Mobius), respectively, and our sales agreement with Celanese Canada ULC (Celanese Agreement). For the three months ended March 31, 2026 and March 31, 2025, the amortization expense was $8.8 million and $5.6 million, respectively.

We manufacture our iStent family of products and iDose TR at our facilities in San Clemente, California and our proprietary bioactivation systems at our manufacturing facility in Burlington, Massachusetts. We contract with third-party manufacturers in the U.S. and Germany to produce our Photrexa, Epioxa and other associated drug formulations. We currently intend to maintain our manufacturing facilities at our San Clemente and Burlington locations for the foreseeable future.

Due to the relatively low production volumes of our iStent family of products, iDose TR, Epioxa and our proprietary CXL bioactivation systems compared to our potential capacity for those products, a significant portion of our per unit costs is comprised of manufacturing overhead expenses. These expenses include quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management.

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

Selling, General and Administrative

Our selling, general and administrative (SG&A) expenses primarily consist of personnel‑related expenses, including salaries, sales commissions, bonuses, fringe benefits and stock‑based compensation for our executive, sales, marketing, market access, financial, legal, information technology and other administrative functions. Other significant SG&A expenses include marketing programs; advertising; post-approval clinical studies; conferences and congresses; travel expenses; costs associated with obtaining and maintaining our patent portfolio; professional fees for accounting, auditing, consulting and legal services; costs associated with our global enterprise systems and information systems; and allocated facility expenses.

We expect SG&A expenses to continue to grow as we increase our infrastructure for our global sales and marketing functions, commercial support organizations, and general administration departments. We also expect other non-employee‑related costs, including sales and marketing program activities for new products, market access efforts, outside services, enhancements in our global enterprise systems, accounting services and general legal costs to increase as our overall operations grow. The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as on the timing of any new product launches and other potential business and operational activities.

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

Non-Operating Income, Net

Non-operating income, net primarily consists of interest expense associated with our finance lease for our corporate headquarters in Aliso Viejo, California, interest income derived from our short-term investments, and unrealized gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar, primarily related to intercompany loans.

Income Taxes

Our tax provision is primarily comprised of state and foreign income taxes offset by release of uncertain tax positions for which the statute of limitations has expired. Our net deferred tax liability of $0.4 million at March 31, 2026 primarily represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets. We continue to provide a full valuation allowance against our other net deferred tax assets.

We record reserves for uncertain tax positions where we believe the ability to sustain the tax position does not reach a more likely than not threshold.

Results of Operations

Comparison of Three Months Ended March 31, 2026 and March 31, 2025 (in thousands):

	Three Months Ended
	March 31,		% Increase
(dollars in thousands)	2026	2025	(decrease)
Statements of operations data:
Net sales	$150,571	$106,664	41%
Cost of sales	33,339	24,316	37%
Gross profit	117,232	82,348	42%
Operating expenses:
Selling, general and administrative	92,943	70,673	32%
Research and development	44,145	32,353	36%
Total operating expenses	137,088	103,026	33%
Loss from operations	(19,856)	(20,678)	(4)%
Total non-operating income, net	557	2,858	(81)%
Income tax provision	484	326	48%
Net loss	$(19,783)	$(18,146)	9%

Net Sales

Net sales for the three months ended March 31, 2026 and March 31, 2025 were $150.6 million and $106.7 million, respectively, increasing by approximately 41% primarily related to the factors listed below.

Net sales of glaucoma products in the United States were $93.5 million and $59.1 million for the three months ended March 31, 2026 and March 31, 2025, respectively, increasing by 58%. This increase is primarily due to higher sales volume of iDose TR, which has a higher net sales price than our other products, combined with modest growth in the net sales of our non-iDose products.

International sales of glaucoma products for the three months ended March 31, 2026 and March 31, 2025 were $35.8 million and $29.0 million, respectively, increasing by 23%. The increase in international sales reflects continued broad-based volume growth in many key international markets for glaucoma procedures, primarily France, the United Kingdom and Canada, the dollar-based results of which were affected by favorable foreign exchange rates, primarily related to the Euro, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Net sales of corneal health products were $21.3 million and $18.5 million for the three months ended March 31, 2026 and March 31, 2025, respectively, increasing by 15%. Of the $2.8 million increase in net sales generated by our corneal health products, $2.1 million related to U.S. net sales of Photrexa using direct sales operations, which was positively impacted by increases in sales to existing customers, partially offset by accrued rebates related to the impact of our participation in MDRP. Our net sales of iLink devices in the U.S. increased by approximately $0.7 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Our international corneal health sales decreased $0.2 million from net sales in countries outside the U.S. during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Cost of Sales

Cost of sales for the three months ended March 31, 2026 and March 31, 2025 were $33.3 million and $24.3 million, respectively, reflecting an increase of approximately $9.0 million, which is generally proportionate to the increase in net sales for the corresponding period, as well as contributions from increased iDose TR production and iDose TR net sales. Our gross margin was 78% for three months ended March 31, 2026 and 77% for the three months ended March 31, 2025.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended March 31, 2026 and March 31, 2025 were $92.9 million and $70.7 million, respectively, reflecting an increase of $22.3 million or 32%.

Of the total $22.3 million increase in SG&A expenses for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, $13.6 million related to increased compensation and related employee costs, with $5.2 million of the incremental amount related to an increase in stock-based compensation expense, the majority of which was associated with certain performance equity awards that were achieved during the quarter. The residual increase primarily relates to enhancements of various customer and patient support functions, our business intelligence function, and growth in our commercial infrastructure in glaucoma and corneal health, along with increased travel, meetings and accompanying costs as business activities have expanded.

The remaining increase of $8.7 million primarily relates to discretionary expenses supporting the above personnel growth as well as our ongoing administrative operations, inclusive of information technology, facilities, and allocated expenses; as well as reserves for accounts receivable, which are objectively calculated based on our accounts receivable reserve methodology.

Research and Development Expenses

R&D expenses for the three months ended March 31, 2026 and March 31, 2025 were $44.1 million and $32.4 million, respectively, reflecting an increase of $11.8 million or 36%.

During the three months ended March 31, 2026, we incurred $29.0 million in core R&D expenses and $15.2 million in clinical expenses, comprised of $24.8 million in compensation and related employee expenses, $0.7 million of which was related to increased stock-based compensation, with the remaining $19.2 million spent on the continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as next generation iDose and Epioxa products; and our earlier stage programs for glaucoma, corneal, retinal and other therapeutic investments. For the three months ended March 31, 2025, we incurred $22.9 million in core R&D expenses and $9.4 million in clinical expenses, comprised of $21.5 million in compensation and related employee expenses with the remaining $10.8 million spent on the above-mentioned programs.

Non-Operating Income, Net

We had non-operating income, net of $0.6 million and $2.9 million for the three months ended March 31, 2026 and March 31, 2025, respectively. This primarily relates to a change in unrealized foreign currency amounts recognized due to intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates, as compared to the three months ended March 31, 2025.

Income Tax Provision

Our effective tax rate for the first quarter of 2026 and 2025 was (2.51)% and (1.83)%, respectively. For the three months ended March 31, 2026 and March 31, 2025, we recorded a provision for income taxes of $0.5 million and $0.3 million, respectively, which was primarily comprised of state and foreign income tax expense, offset by release of uncertain tax positions for which the statute of limitations has expired.

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

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$104,249	$90,813
Short-term investments	172,436	187,947
Accounts receivable, net	119,691	108,608
Inventory	63,863	63,564
Accounts payable	19,883	24,624
Accrued liabilities	67,633	76,651
Working capital (1)	396,338	373,709

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

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

As of March 31, 2026, our cash, cash equivalents and short-term investments totaled approximately $276.7 million and our restricted cash totaled approximately $3.8 million.

Cash Flow used in Operations

For the three months ended March 31, 2026, our operating activities used $12.5 million in net cash.

Short-term Liquidity Requirements

Our short-term liquidity requirements primarily consist of regular operating costs, R&D project funding, capital expenditures as we continue the development of our manufacturing facilities and office spaces, operating and financing lease obligations, government rebate obligations, and other firm purchase commitments. As of March 31, 2026, we had net working capital of $396.3 million, which indicates that our current assets are sufficient to cover our short-term liabilities.

We expect levels of our capital expenditures to be higher in 2026 than in 2025 as we upgrade certain manufacturing facilities and continue investing in R&D equipment needed to advance our pipeline.

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

The following table is a condensed summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(12,526)	$(18,521)
Investing activities	10,504	(36,948)
Financing activities	15,769	1,950
Exchange rate changes	(311)	(1,855)
Net increase (decrease) in cash, cash equivalents and restricted cash	$13,436	$(55,374)

At March 31, 2026, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the three months ended March 31, 2026 and March 31, 2025, our operating activities used $12.5 million and $18.5 million of net cash, respectively.

For the three months ended March 31, 2026, our net cash used in operating activities reflected our net loss of $19.8 million, adjusted for non-cash items of $31.1 million, primarily consisting of stock‑based compensation expense of $19.1 million, depreciation of $2.9 million, amortization of intangible assets of $8.9 million, noncash lease expense of $1.1 million, other liabilities of $2.2 million, allowance for doubtful accounts of $0.8 million, and amortization of premium on short-term investments of $0.2 million. Additionally, changes in operating assets and liabilities resulted in a net use of cash of $23.8 million, which resulted primarily from an increase in accounts receivable of $12.5 million primarily due to increased iDose TR sales during the three months ended March 31, 2026 given iDose TR sales have extended terms, a decrease in accounts payable and accrued liabilities of $10.2 million, an increase in prepaid expenses and other current assets of $3.0 million, partially offset by an increase in inventory of $0.8 million and an increase in other assets of $1.0 million.

For the three months ended March 31, 2025, our net cash used in operating activities reflected our net loss of $18.1 million, adjusted for non-cash items of $22.8 million, primarily consisting of stock‑based compensation expense of $13.0 million, depreciation of $2.7 million, amortization of intangible assets of $5.6 million, noncash lease expense of $1.1 million, other liabilities of $1.1 million, allowance for doubtful accounts of $1.4 million, and amortization of premium on short-term investments of $1.1 million. Additionally, changes in operating assets and liabilities resulted in a net use of cash of $23.2 million, which resulted primarily from an increase in inventory of $1.7 million, an increase in accounts receivable of $12.3 million, primarily due to increased iDose TR sales during the quarter ended March 31, 2025 given iDose TR sales have extended terms, an increase in other assets of $0.1 million, a decrease in accounts payable and accrued liabilities of $6.7 million, and an increase in prepaid expenses and other current assets of $2.3 million.

Investing Activities

In the three months ended March 31, 2026 and March 31, 2025 our investing activities provided $10.5 million and used $36.9 million of net cash, respectively.

For the three months ended March 31, 2026, we received cash of approximately $46.6 million from sales and maturities of short-term investments, we used cash of approximately $31.4 million for purchases of short-term investments, approximately $4.0 million for purchases of property and equipment, primarily related to our facilities in Aliso Viejo, California; and San Clemente, California; and we used approximately $0.8 million related to investments in company-owned life insurance.

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

Financing Activities

In the three months ended March 31, 2026 and March 31, 2025, our financing activities provided $15.8 million and $2.0 million of net cash, respectively.

For the three months ended March 31, 2026, we received $21.7 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan, used $5.6 million for payment of employee taxes related to restricted stock unit vesting and paid $0.3 million in principal on our finance lease.

For the three months ended March 31, 2025, we received $7.0 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan, used $4.8 million for payment of employee taxes related to restricted stock unit vesting and paid $0.2 million in principal on our finance lease.

We do not have any off-balance sheet arrangements.

Material Cash Requirements

There have been no significant changes to our material cash requirements, including commitments for capital expenditures and known contractual and other obligations, as of March 31, 2026 from those disclosed in our Annual Report.

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

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” included in Part II, Item 7 of our Annual Report. There have been no material changes to our critical accounting policies and estimates as disclosed therein, during the three months ended March 31, 2026, as compared with those disclosed in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our exposure to market risk since December 31, 2025.

Refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our first fiscal quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the United States (U.S.) Securities and Exchange Commission (SEC) on February 23, 2026 (Annual Report). These risks and uncertainties are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements preceding Part I, Item 1 in this Quarterly Report on Form 10-Q.

Risks Related to Our Business

The commercial success of our iDose TR and Epioxa products is dependent upon multiple factors, the failure of any one of which could materially impact the prospects of these products and our business.

Our iDose TR travoprost intracameral implant was approved for sale in the U.S. by the FDA in December 2023 and we began commercializing the product in a controlled manner in February 2024. In October 2025, the FDA approved Epioxa, an innovation in keratoconus care, offering an incision-free alternative to traditional corneal cross-linking procedure, which the Company began commercializing in a controlled manner in early 2026. The ultimate, long-term commercial success of these products will depend upon a number of factors, including physician training on and adoption of their use, establishment of consistent reimbursement, the availability and maintenance of commercial payor coverage, satisfactory patient outcomes, particularly as we continue our commercial launch, product pricing, duration of efficacy, our ability to manufacture product in volumes sufficient to meet customer demand, and marketing in compliance with label restrictions. Our failure to successfully commercialize iDose TR or Epioxa based upon these or other factors could materially adversely impact our net sales, our business, our stock price or our financial condition.

Unfavorable global and regional conditions have adversely affected, and could in the future materially and adversely affect, our business, results of operations, financial condition, liquidity, and cash flows.

Geopolitical conflicts, natural disasters and public health crises, and changes in U.S. trade policies that have occurred in recent years have led to or exacerbated certain unfavorable global and regional macroeconomic conditions, including inflation, volatility in the financial and credit markets, higher interest rates and capital costs, labor shortages, increased energy costs, tariffs, and currency fluctuations. These unfavorable global and regional conditions have had, and could continue to have, an adverse effect on the global economy, the regional economies that we serve and our business, results of operations, financial condition, liquidity and ability to access our existing cash, cash equivalents and investments. For example, the ongoing conflict between the U.S. and Iran and the related blockade of the Strait of Hormuz have resulted in increased oil prices, which could increase our transportation costs and other costs in our supply chain. Continuation or worsening of these unfavorable global and regional conditions, or similar new events or crises, could have a material adverse effect on our operations, including through foreign exchange rate headwinds, higher operating expenses, key component shortages, and lower operating margins, and cause us to need to seek additional capital, which may not be available to us on favorable terms or at all.

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

Our corneal health Epioxa pharmaceutical therapies, which were approved by the FDA in October 2025, and Photrexa therapies are produced by a small number of contract manufacturing organizations. The systems that bio-activate our Epioxa and Photrexa therapies are primarily manufactured in Burlington, Massachusetts. Any material disruption to the manufacture of these corneal health products could also adversely affect our operating results and clinical efforts.

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

Since the Company’s inception in 1998, we have incurred significant operating losses. Although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations in the future. As of March 31, 2026, we had an accumulated deficit of approximately $952.9 million, principally comprised of costs incurred in our clinical trials, R&D programs, our selling, general and administrative expenses, and from amortization expense related to our acquired developed technology intangible assets included in cost of sales. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering, the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities, cash generated from commercial operations and the issuance of the Company’s 2.75% convertible notes due 2027 (Convertible Notes), which were fully exchanged, converted or redeemed in 2024. Our operations to date have been, and our future growth and success will be, impacted by our ability to expand our business, including the success of our marketing and sales efforts, our timely satisfaction of regulatory requirements, and our overall ability to maintain a competitive position. To implement our global business strategies we have made, and expect to continue to make, significant investments in R&D activities, clinical studies, expanding our manufacturing capabilities, growing our sales and marketing organization, engaging in market access activities, enforcing and defending our intellectual property rights, acquiring companies or in-license products and intellectual property, building our general and administrative infrastructure, and obtaining regulatory clearance or approval to commercialize our pipeline product globally and expand our existing products into international markets or products We expect our expenses will continue to increase as we pursue these objectives. While we believe we have sufficient cash to fund our operations for at least the next 12 months from the date our condensed consolidated financial statements for the three months ended March 31, 2026 are made publicly available, our ability to reach sustained profitability and generate positive cash flow in the future is highly uncertain.

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

Our primary sales-generating commercial products have been the iStent, the iStent inject and its successor, the iStent inject W, our iDose TR product, which we began commercializing in a controlled manner in February 2024, as well as our Photrexa therapies. While we expect to continue to derive a significant portion of our net sales from the iStent, the iStent inject models, the iStent infinite and the Photrexa therapies, as well as our Epioxa therapies, which were approved by the FDA in October 2025 and which we began commercializing in a controlled manner in early 2026, it is important that we continue to build a more complete product offering. Developing additional products is expensive and time-consuming. Our research programs may fail to yield product candidates for clinical development despite showing initial promise. If we are unable to successfully commercialize additional products, our business prospects would be materially affected. Even if we are successful in developing our additional pipeline products, the success of our new product offerings is inherently uncertain and our products, or the expansion of labeling of our products, may not receive regulatory approval, may receive approval that requires restrictive labeling, may not be profitable, or may be subject to transition-related sales disruptions when we introduce new products that are intended to replace or supersede our existing commercial products. Any current or new products could also quickly be rendered obsolete by changing customer preferences, third party payer reimbursement levels, or the introduction of competing products that (i) embody superior technologies, features, safety, quality or efficacy, (ii) reflect a broader label indication, or (iii) are available at lower prices. Our competitors include large publicly traded companies or divisions thereof and have more resources, greater name recognition, longer operating histories, more established relationships with healthcare professionals, customers and third-party payers, broader products lines, more established sales and marketing programs and distribution networks, and greater experience in obtaining regulatory clearance or approval. Additionally, the period of orphan drug exclusivity with respect to our Photrexa pharmaceutical therapy expired in 2023, which has enabled third parties to develop potentially-competitive products.

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

Since the commercial launch of the iStent in 2012, we have seen significant period-to-period growth in our business, both organically and through transactions, and we must continue to grow in order to meet our business and financial objectives. However, continued growth creates numerous challenges, including, among others, new and increased responsibilities for our management team; increased competition; increased and, with respect to newer products such as the iDose TR, uncertain product demand which could strain our manufacturing capacity or create product shortages; the management of an increasing number of customer, supplier and other relationships; increased pressure on our operating, financial and reporting systems; entry into new international territories with unfamiliar regulations and business approaches; and the need to hire, train and manage additional qualified personnel. If we fail to manage any of these challenges effectively, our business may be harmed.

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

In connection with the issuance of the Convertible Notes, which were fully exchanged, converted or redeemed in 2024, we entered into capped call transactions with certain option counterparties. The capped call transactions initially covered, subject to customary adjustments, the number of shares of common stock initially underlying the Convertible Notes. The capped call transactions were expected generally to reduce the potential dilution of our common stock upon any conversion of the Convertible Notes or at our election (subject to certain conditions), offset any cash payments we would be required to make in excess of the aggregate principal amount of converted Convertible Notes, as the case may be, with such reduction or offset subject to a cap. We have been advised that the option counterparties or their respective affiliates have established initial hedges of the capped call transaction, and may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Convertible Notes, or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversion of the Convertible Notes. In December 2024, we unwound a portion of capped call transactions corresponding to fifty percent of the number of shares of the Company’s common stock initially underlying the Convertible Notes. However, the remaining capped call transaction may still modify their hedge positions and such hedge modification activity could impact the market price of our common stock.

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

Our medical devices, drugs, drug/device combination products and other products are subject to extensive government regulation in the U.S. by the FDA, state regulatory authorities and foreign regulatory authorities in the countries in which we conduct business. These regulations relate to, among other things, approval or clearance of our products for sale, R&D, labeling, advertising, promotion, pricing and discounts, recordkeeping, reporting, import and export, post-approval studies and the sale and distribution of our products. See Item 1, Business, “Government Regulation - U.S. Regulation & Reimbursement” and “International Regulation & Reimbursement” in the Annual Report for additional information. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, or state or foreign regulatory authorities, which may include, among other things, warning letters, fines, injunctions, recalls, refusals to grant or delays in granting requests, civil fines and penalties, operating restrictions, withdrawal of approvals and even criminal prosecution.

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

We have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations and we may also be required to seek additional regulatory approvals to modify our approved products or their manufacturing processes or indications, which may entail significant time and expense. We and our suppliers are subject to extensive post-marketing regulatory requirements and failure to comply with applicable requirements in a timely manner could subject us to enforcement actions, including recall or product approval withdrawals. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. Other post-market requirements on our products include reporting of adverse events and device malfunctions, product tracing, reporting of corrections and removals (recalls), labeling requirements, and promotional restrictions. See Item 1, Business, “Government Regulation - U.S. Regulation & Reimbursement - Post-Market Regulation” in the Annual Report for additional information. Additionally, any recall or product withdrawal, whether required by the FDA, another regulatory authority or initiated by us, could harm our reputation with customers, cause us to incur significant expense and negatively affect our sales.

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

Item 5. Other Information

Insider Trading Arrangements

On March 12, 2026, Tomas Navratil, the Company’s Chief Development Officer, adopted a 10b5-1 trading plan (the Navratil Trading Plan). The Navratil Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Navratil Trading Plan provides for the potential sale of 8,125 shares of the Company’s common stock commencing June 16, 2026. The Navratil Trading Plan terminates on the earlier of September 15, 2026 or the date all shares under the plan are sold.

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

* Filed Herewith.

** Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on April 29, 2026.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chairman and Chief Executive Officer (Principal Executive Officer; Duly Authorized Officer)

By:	/s/ ALEX R. THURMAN
Alex R. Thurman
Senior Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)