Form 10-Q
period 2026-06-30
GLAUKOS Corp
filed 2026-07-29
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 27, 2026, there were 58,983,937 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2026

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

We use Glaukos, our logo, iStent, iStent inject W, iStent infinite, iPrism, iDose TR, iPRIME, MIGS, Avedro, Photrexa, iLink, KXL, Epioxa, iLution, PRESERFLO, Retina XR, Mitosol, iAccess and other marks as trademarks. This report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

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

Risks Related to Our Business

•
Failure to achieve commercial success of our iDose TR or Epioxa products could materially impact our business.
•
Unfavorable global and regional economic conditions or public health crises could harm our business.
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
•
We may not meet our customers’ expectations for the quality or delivery of our products, which could harm our reputation and our sales and operating earnings.
•
If ophthalmic surgeons do not use or if they misuse our products, our business could be harmed.
•
We may fail to manage our anticipated growth effectively and may not be able to meet customer demand.
•
We may be unable to retain or recruit qualified personnel for growth.
•
We have and may continue to enter into acquisitions, collaborations, in‑licensing agreements, joint ventures, alliances or partnerships with third parties that could fail or result in litigation.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$114,485	$90,813
Short-term investments	171,741	187,947
Accounts receivable, net	138,900	108,608
Inventory	59,306	63,564
Prepaid expenses and other current assets	31,346	24,052
Total current assets	515,778	474,984
Restricted cash	3,115	3,834
Property and equipment, net	112,114	113,253
Operating lease right-of-use asset	31,271	31,527
Finance lease right-of-use asset	38,197	39,404
Intangible assets, net	127,151	141,916
Goodwill	66,710	66,710
Deposits and other assets	26,185	21,859
Total assets	$920,521	$893,487

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$19,139	$24,624
Accrued liabilities	83,190	76,651
Total current liabilities	102,329	101,275
Operating lease liability	35,491	35,767
Finance lease liability	67,345	68,109
Deferred tax liability, net	441	441
Other liabilities	32,429	31,740
Total liabilities	238,035	237,332

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Common stock, $0.001 par value; 150,000 shares authorized; 58,886 and 57,539 shares issued and 58,858 and 57,511 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	59	58
Additional paid-in capital	1,651,465	1,586,056
Accumulated other comprehensive income	2,384	3,303
Accumulated deficit	(971,290)	(933,130)
Less treasury stock (28 shares as of June 30, 2026 and December 31, 2025)	(132)	(132)
Total stockholders' equity	682,486	656,155
Total liabilities and stockholders' equity	$920,521	$893,487

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$185,610	$124,120	$336,181	$230,784
Cost of sales	34,016	26,896	67,355	51,212
Gross profit	151,594	97,224	268,826	179,572
Operating expenses:
Selling, general and administrative	116,060	83,375	209,003	154,048
Research and development	51,301	36,538	95,446	68,891
Acquired in-process research and development	1,500	-	1,500	-
Total operating expenses	168,861	119,913	305,949	222,939
Loss from operations	(17,267)	(22,689)	(37,123)	(43,367)
Non-operating income (expense):
Interest income	2,279	2,574	4,710	5,650
Interest expense	(1,459)	(1,151)	(2,584)	(2,314)
Other (expense) income, net	(1,274)	1,857	(2,023)	2,802
Total non-operating (expense) income	(454)	3,280	103	6,138
Loss before taxes	(17,721)	(19,409)	(37,020)	(37,229)
Income tax provision	656	248	1,140	574
Net loss	$(18,377)	$(19,657)	$(38,160)	$(37,803)
Basic and diluted net loss per share	$(0.31)	$(0.34)	$(0.65)	$(0.66)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	58,818	57,205	58,419	56,922

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss	$(18,377)	$(19,657)	$(38,160)	$(37,803)
Other comprehensive (loss) income:
Foreign currency translation income (loss)	8	274	(174)	127
Unrealized (loss) income on short-term investments	(267)	(7)	(745)	130
Other comprehensive (loss) income	(259)	267	(919)	257
Total comprehensive loss	$(18,636)	$(19,390)	$(39,079)	$(37,546)

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income	deficit	Shares	Amount	equity
Balance at December 31, 2025	57,539	$58	$1,586,056	$3,303	$(933,130)	(28)	$(132)	$656,155
Common stock issued under stock plans, net	848	-	16,072	-	-	-	-	16,072
Stock-based compensation	-	-	19,144	-	-	-	-	19,144
Other comprehensive loss	-	-	-	(660)	-	-	-	(660)
Net loss	-	-	-	-	(19,783)	-	-	(19,783)
Balance at March 31, 2026	58,387	$58	$1,621,272	$2,643	$(952,913)	(28)	$(132)	$670,928
Common stock issued under stock plans, net	499	1	1,328	-	-	-	-	1,329
Stock-based compensation	-	-	28,865	-	-	-	-	28,865
Other comprehensive loss	-	-	-	(259)	-	-	-	(259)
Net loss	-	-	-	-	(18,377)	-	-	(18,377)
Balance at June 30, 2026	58,886	$59	$1,651,465	$2,384	$(971,290)	(28)	$(132)	$682,486

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income	deficit	Shares	Amount	equity
Balance at December 31, 2024	56,472	$56	$1,509,831	$2,615	$(745,439)	(28)	$(132)	$766,931
Common stock issued under stock plans, net	297	1	2,197	-	-	-	-	2,198
Stock-based compensation	-	-	12,986	-	-	-	-	12,986
Other comprehensive loss	-	-	-	(10)	-	-	-	(10)
Net loss	-	-	-	-	(18,146)	-	-	(18,146)
Balance at March 31, 2025	56,769	$57	$1,525,014	$2,605	$(763,585)	(28)	$(132)	$763,959
Common stock issued under stock plans, net	508	-	2,524	-	-	-	-	2,524
Stock-based compensation	-	-	18,019	-	-	-	-	18,019
Other comprehensive income	-	-	-	267	-	-	-	267
Net loss	-	-	-	-	(19,657)	-	-	(19,657)
Balance at June 30, 2025	57,277	$57	$1,545,557	$2,872	$(783,242)	(28)	$(132)	$765,112

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net loss	$(38,160)	$(37,803)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,902	5,376
Amortization of intangible assets	14,765	11,420
Amortization of right-of-use lease assets	2,357	2,133
Deferred income tax benefit	-	(18)
Loss on disposal of fixed assets	246	11
Stock-based compensation	48,009	31,005
Unrealized foreign currency loss	1,610	3,883
Amortization of premium on short-term investments	(320)	(2,199)
Other liabilities	694	815
Allowance for doubtful accounts	986	4,067
Provision for excess and obsolete inventory	1,234	-
Changes in operating assets and liabilities:
Accounts receivable	(31,912)	(23,984)
Inventory	2,385	(4,399)
Prepaid expenses and other current assets	(7,401)	(919)
Accounts payable and accrued liabilities	2,195	(113)
Other assets	(293)	(817)
Net cash provided by (used in) operating activities	2,297	(11,542)
Investing activities
Purchases of short-term investments	(66,847)	(116,765)
Proceeds from sales and maturities of short-term investments	82,629	94,411
Purchases of property and equipment	(6,697)	(3,117)
Investment in company-owned life insurance	(3,887)	(2,465)
Cash paid for acquisitions, net of cash acquired	-	(12,437)
Purchase of real estate property	-	(16,607)
Other investing activities	-	(750)
Net cash provided by (used in) investing activities	5,198	(57,730)
Financing activities
Proceeds from exercise of stock options	23,431	9,054
Proceeds from share purchases under Employee Stock Purchase Plan	2,381	2,961
Payment of employee taxes related to vested restricted stock units	(8,412)	(7,294)
Principal paid on finance lease	(640)	(526)
Net cash provided by financing activities	16,760	4,195
Effect of exchange rate changes on cash and cash equivalents	(1,302)	(4,635)
Net increase (decrease) in cash, cash equivalents and restricted cash	22,953	(69,712)
Cash, cash equivalents and restricted cash at beginning of period	94,647	174,359
Cash, cash equivalents and restricted cash at end of period	$117,600	$104,647
Supplemental disclosures of cash flow information
Taxes paid, net of refunds	$868	$511
Other interest paid	$2,446	$2,115
Supplemental schedule of noncash investing and financing activities
Contingent consideration acquired	$-	$7,700
Purchases of property and equipment included in accounts payable and accrued liabilities	$703	$590

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

As permitted by Form 10-Q and Article 10 of Regulation S-X, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments necessary for the fair presentation of the Company’s financial information contained herein. All such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 31, 2025 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements. These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2025, which are contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on February 23, 2026. The Company’s results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period.

Recent Developments

On April 15, 2026, the U.S. Centers for Medicare & Medicaid Services (CMS) assigned a unique, permanent Healthcare Common Procedure Coding System (HCPCS) J-code for Epioxa, J2789. The new J-code for Epioxa became effective on July 1, 2026. J-codes are used by U.S. government and commercial payers to streamline the billing and reimbursement process for procedural pharmaceuticals administered by a healthcare professional, such as Epioxa. The Company began its controlled commercial launch of Epioxa in the first quarter of 2026. As part of the launch, the Company is transitioning commercial efforts and manufacturing from Photrexa to Epioxa over the course of 2026.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that equate to the amount reported in the condensed consolidated statements of cash flows as of the beginning and end of the six months ended June 30, 2026 (in thousands):

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$114,485	$90,813
Restricted cash	3,115	3,834
Cash, cash equivalents and restricted cash	$117,600	$94,647

The Company’s cash and cash equivalents include cash in readily available checking and money market accounts, as well as certificates of deposit. The Company maintains balances of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11), which clarifies interim disclosure requirements by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The standard is intended to help entities determine whether disclosures not specified in Topic 270 should be provided in interim reporting periods. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on its condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements to address suggestions received from stakeholders on the Accounting Standards Codification (the Codification) and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in, or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU No. 2025-12 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU No. 2025-12 on its condensed consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (ASU 2025-06), which removes all references to prescriptive and sequential software development stages. An entity will be required to start capitalizing software costs when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU No. 2025-06 on its condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of certain costs and expenses on an interim and annual basis. ASU No. 2024-03 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of adopting ASU No. 2024-03 on its condensed consolidated financial statements and related disclosures.

Note 3. Balance Sheet Details

Short-term Investments

Short-term investments consisted of the following (in thousands):

	At June 30, 2026
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. treasury securities	less than 2	$71,720	$33	$(148)	$71,605
Bank certificates of deposit	less than 1	40,885	8	(21)	40,872
Corporate notes	less than 3	46,324	41	(101)	46,264
Asset-backed securities	less than 3	12,706	-	(15)	12,691
Municipal bonds	less than 3	310	-	(1)	309
Total		$171,945	$82	$(286)	$171,741

	At December 31, 2025
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. treasury securities	less than 3	$66,912	$258	$-	$67,170
Bank certificates of deposit	less than 2	60,950	56	-	61,006
Commercial paper	less than 1	10,808	5	-	10,813
Corporate notes	less than 3	35,909	203	(2)	36,110
Asset-backed securities	less than 3	10,602	21	-	10,623
Municipal bonds	less than 1	2,225	-	-	2,225
Total		$187,406	$543	$(2)	$187,947

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

The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest expense in the accompanying condensed consolidated statements of operations through an allowance for credit losses. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss. Unrealized losses on available-for-sale debt securities as of June 30, 2026 and December 31, 2025 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Further, the Company does not intend to sell these investments prior to maturity and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not record an allowance for credit losses with respect to these investments as of June 30, 2026 and December 31, 2025.

Accounts Receivable, Net

Accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accounts receivable	$147,889	$116,968
Allowance for credit losses	(8,989)	(8,360)
	$138,900	$108,608

Accounts receivable, net increased as of June 30, 2026 compared to December 31, 2025 primarily due to an increased proportion of net sales from iDose TR and Epioxa during the first six months of 2026 given iDose TR and Epioxa have extended payment terms and higher net sales price per unit than the Company’s other products. The Company’s allowance for credit losses represents management’s estimate of current expected credit losses related to customer receivables. Bad-debt write-offs charged during the three and six months ended June 30, 2026 were not significant.

Additionally, no single customer accounted for more than 10% of net accounts receivable as of either June 30, 2026 or December 31, 2025.

Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Finished goods	$20,405	$23,039
Work in process	19,528	15,137
Raw material	19,373	25,388
	$59,306	$63,564

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued bonuses	$15,827	$25,270
Accrued payroll taxes	3,853	3,091
Accrued Employee Stock Purchase Plan liability	5,550	2,863
Accrued clinical	4,624	893
Accrued sales rebates	14,371	10,192
Accrued vacation benefits	6,410	5,910
Other accrued liabilities	32,555	28,432
	$83,190	$76,651

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		At June 30, 2026
		Quoted prices in
		active markets	Significant	Significant
	June 30,	for identical	other observable	unobservable
	2026	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
Assets
Cash equivalents:
Money market funds (i)	$25,440	$25,440	$-	$-
Available for sale securities:
U.S. treasury securities (ii)(v)	75,695	-	75,695	-
Bank certificates of deposit (ii)	40,872	-	40,872	-
Corporate notes (ii)	46,264	-	46,264	-
Commercial paper (ii)(vi)	709	-	709	-
Asset-backed securities (ii)	12,691	-	12,691	-
Municipal bonds (ii)	309	-	309	-
Investments held for deferred compensation plans (iii)	23,428	-	23,428	-
Total Assets	$225,408	$25,440	$199,968	$-
Liabilities
Deferred compensation plans (iv)	$22,348	$-	$22,348	$-
Contingent consideration (vii)	8,714	-	-	8,714
Total Liabilities	$31,062	$-	$22,348	$8,714

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
(v)
Two U.S. treasury securities totaling $4,090 (in thousands) are included in cash and cash equivalents on the condensed consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the consolidated balance sheets.
(vi)
One commercial paper security totaling $709 (in thousands) is included in cash and cash equivalents on the condensed consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the consolidated balance sheets.
(vii)
Of the total $8.7 million, $7.8 million and $0.9 million are included in other liabilities and accrued liabilities, respectively, on the condensed consolidated balance sheets.

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
(v)
Of the total $9.3 million, $8.7 million and $0.6 million are included in other liabilities and accrued liabilities, respectively, on the condensed consolidated balance sheets.

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

As of June 30, 2026 and December 31, 2025 the contingent consideration liability was $8.7 million and $9.3 million, respectively. A roll forward of activity for the six months ended June 30, 2026 is as follows:

June 30,
2026
Balance at December 31, 2025	$9,265
Additions	-
Payments	(551)
Balance at June 30, 2026	$8,714

There were no transfers between levels within the fair value hierarchy during the periods presented.

Note 5. Real Estate Acquisitions and Leases

Leases

The following table presents the maturity of the Company’s operating and finance lease liabilities within the condensed consolidated balance sheets:

Maturity of Lease Liabilities	Operating	Finance
(in thousands)	Leases (a)	Leases (b)
Remainder of 2026	$1,998	$2,770
2027	4,761	5,651
2028	4,575	5,821
2029	4,420	5,995
2030	4,398	6,175
2031	4,451	6,360
Thereafter	35,986	77,980
Total lease payments	$60,589	$110,752
Less: imputed interest	23,531	41,930
Total lease liabilities	$37,058	$68,822

(a)
Operating lease payments include $26.2 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)
Finance lease payments include $75.8 million related to options to extend lease terms that are reasonably certain of being exercised.

Note 6. Intangible Assets and Goodwill

Intangible Assets

The Company evaluated its indefinite-lived intangible assets for impairment and concluded there were no indicators of impairment as of June 30, 2026.

Goodwill

The assessment of goodwill by reporting unit is performed annually, in the fourth quarter, or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. The Company considered the current and expected future economic and market conditions and its impact on the Company’s reporting unit. Based on interim assessments, the Company did not identify any “triggering” events which would indicate an impairment of goodwill as of June 30, 2026.

The following table presents the composition of the Company’s intangible assets and goodwill (in thousands):

	Weighted-	As of June 30, 2026			As of December 31, 2025
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period (in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Photrexa developed technology	4.7	$7,801	$(6,996)	$805	$7,801	$(3,322)	$4,479
Epioxa developed technology	6.0	111,700	(12,410)	99,290	111,700	(3,103)	108,597
License	4.0	5,190	(1,098)	4,092	5,190	(435)	4,755
In place leases	3.8	666	(477)	189	666	(345)	321
Mobius developed technology and customer relationships	9.0	17,800	(2,225)	15,575	17,800	(1,236)	16,564
Intangible assets subject to amortization		143,157	(23,206)	119,951	143,157	(8,441)	134,716

Acquired in-process research and development	Indefinite	$7,200	$-	$7,200	$7,200	$-	$7,200

Total		$150,357	$(23,206)	$127,151	$150,357	$(8,441)	$141,916

Goodwill	Indefinite	$66,710	$-	$66,710	$66,710	$-	$66,710

As of June 30, 2026, expected amortization expense for unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Remainder of 2026	$11,522
2027	23,394
2028	21,656
2029	20,594
2030	20,594
Thereafter	22,191
Total amortization	$119,951

Actual amortization expense to be reported in future periods could differ from these estimates as a result of asset impairments, acquisitions, or other facts and circumstances.

Note 7. Revenue from Contracts with Customers

The Company’s net sales are generated primarily from sales of iDose TR, its iStent family of products, Epioxa, Photrexa and associated drug formulations, and the proprietary bioactivation systems. The Company’s customers are primarily comprised of ambulatory surgery centers, hospitals and physician private practices, with third party distributors being used in certain international locations where the Company currently does not have a direct commercial presence.

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

Revenue is recognized at an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services, and substantially all of the Company’s net sales for the three and six months ended June 30, 2026 and June 30, 2025 are considered revenue from contracts with customers.

Disaggregation of Revenue

The Company’s revenues disaggregated by product category and geography for the three and six months ended June 30, 2026 and June 30, 2025 were as follows (in thousands):

	Three Months Ended
	June 30,
	United States		International		Total
	2026	2025	2026	2025	2026	2025
Glaucoma	$118,549	$72,282	$36,631	$31,251	$155,180	$103,533
Corneal Health	28,190	18,237	2,240	2,350	30,430	20,587
Total	$146,739	$90,519	$38,871	$33,601	$185,610	$124,120

	Six Months Ended
	June 30,
	United States		International		Total
	2026	2025	2026	2025	2026	2025
Glaucoma	$212,002	$131,410	$72,438	$60,260	$284,440	$191,670
Corneal Health	47,081	34,179	4,660	4,935	51,741	39,114
Total	$259,083	$165,589	$77,098	$65,195	$336,181	$230,784

Contract Balances

Contract Assets

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. Payment terms on invoiced amounts are typically between 30 – 60 days for glaucoma and corneal health products, though extended payment terms have been offered as part of the iDose TR and Epioxa commercial launches. However, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of June 30, 2026 and December 31, 2025, substantially all amounts included in accounts receivable, net on the condensed consolidated balance sheets are related to contracts with customers.

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

The Company’s total accrued volume-based rebates and MDRP allowances are included in accrued liabilities on the condensed consolidated balance sheets. A roll forward of activity for the six months ended June 30, 2026 is as follows:

June 30,
2026
Reserve balance, December 31, 2025	$10,192
Current period provision	9,790
Payments and credits	(5,611)
Reserve balance, June 30, 2026	$14,371

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

During the three and six months ended June 30, 2026 and June 30, 2025, the Company did not recognize any revenue related to material changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

The Company’s net sales within a fiscal year may be impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year.

Note 8. Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. For periods when the Company realizes a net loss, no common stock equivalents are included in the calculation of weighted average number of dilutive common stock equivalents as the effect of applying the treasury stock method is considered anti-dilutive. Due to the Company’s net loss position, basic and diluted net loss per share for each of the three and six months ended June 30, 2026 and June 30, 2025 are the same.

The following potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares, in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock options outstanding	1,840	1,958	1,703	2,043
Unvested restricted stock units	488	877	636	817
Employee stock purchase plan	13	3	13	12
	2,341	2,838	2,352	2,872

Note 9. Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation related to stock options and restricted stock units (RSUs) in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of sales	$1,560	$1,245	$2,646	$2,217
Selling, general and administrative	21,951	12,549	36,202	20,983
Research and development	5,354	4,225	9,161	7,805
Total	$28,865	$18,019	$48,009	$31,005

At June 30, 2026, the total unamortized stock‑based compensation expense was approximately $122.1 million, of which $16.7 million and $105.3 million was attributable to stock options and RSUs, respectively. The Company currently issues its annual stock options and RSU grants to senior executives during the first quarter and all other eligible employees during the second quarter, of each year.

Of the $16.7 million related to stock options, $14.8 million is attributable to time-based stock options and will be recognized over the time-based stock options’ remaining vesting terms of approximately 4.0 years (2.8 years on a weighted average basis). The remaining $1.9 million is attributable to performance-based options and will be recognized over the performance-based stock options’ remaining vesting terms of less than one year (0.9 years on a weighted average basis).

Of the $105.3 million related to RSUs, $97.9 million is attributable to time-based RSUs and will be recognized over the RSUs’ vesting terms of approximately 4.0 years (2.9 years on a weighted-average basis). The remaining $7.4 million is attributable to performance-based RSUs and will be recognized over the performance-based RSUs’ remaining vesting terms of less than two years (1.0 years on a weighted average basis).

The total stock-based compensation cost capitalized in inventory was not significant for the three and six months ended June 30, 2026 or June 30, 2025.

Note 10. Income Taxes

For the three and six months ended June 30, 2026, the Company recorded a provision for income taxes of $0.7 million and $1.1 million, respectively, with an effective tax rate of (3.70)% and (3.08)%, respectively. For the three and six months ended June 30, 2025, the Company recorded a provision for income taxes of $0.2 million and $0.6 million, respectively. For each of the three and six months ended June 30, 2026 and June 30, 2025, the provision for income taxes was primarily comprised of state and foreign income tax expense, net of release of uncertain tax positions for which the statute of limitations has expired.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (OBBBA). Key provisions of the OBBBA include the extension and modification of certain provisions of the Tax Cuts and Jobs Act of 2017, changes to bonus depreciation, adjustments to business interest expense limitations, and modifications to the treatment of research and development expenditures. The OBBBA has multiple effective dates, with certain changes effective in 2025 and others in 2026. The Company has reflected the effect of the OBBBA within the provision for income taxes and the deferred tax balances as of June 30, 2026. The OBBBA did not materially impact the Company's effective tax rate for the three and six months ended June 30, 2026.

Note 11. Commitments and Contingencies

Secured Letter of Credit

The Company has a letter of credit that is related to its Aliso Facility. The letter of credit is secured with an amount of cash held in a restricted account of approximately $3.1 million and $3.8 million as of June 30, 2026 and December 31, 2025, respectively. Beginning in May 2022, and on each twelve-month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

Executive Deferred Compensation Plan

Pursuant to the Company’s Deferred Compensation Plan, eligible senior level employees are permitted to make elective deferrals of compensation to which he or she will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of COLIs. The fair value of the Deferred Compensation Plan liability, included in other liabilities on the condensed consolidated balance sheets, was approximately $22.3 million and $18.5 million as of June 30, 2026 and December 31, 2025, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the condensed consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $23.4 million and $19.5 million as of June 30, 2026 and December 31, 2025, respectively.

Note 12. Business Segment Information

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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net sales	$185,610	$124,120	$336,181	$230,784
Less:
Cost of sales	34,016	26,896	67,355	51,212
Sales, marketing & distribution	56,609	40,025	102,898	74,468
Research & development	32,894	25,802	61,865	48,724
Clinical	18,407	10,736	33,581	20,167
General & administrative	59,451	43,350	106,105	79,580
Acquired in-process research and development	1,500	-	1,500	-
Significant segment expenses	202,877	146,809	373,304	274,151
Interest income	2,279	2,574	4,710	5,650
Interest expense	(1,459)	(1,151)	(2,584)	(2,314)
Other (expense) income, net	(1,274)	1,857	(2,023)	2,802
Income tax provision	656	248	1,140	574
Net loss	$(18,377)	$(19,657)	$(38,160)	$(37,803)

	Property and equipment, net		Depreciation and amortization		Capital expenditures
	June 30,	December 31,	Six Months June 30,		Six Months June 30,
	2026	2025	2026	2025	2026	2025
United States	$111,547	$113,054	$20,629	$16,771	$6,247	$3,067
International	567	199	38	25	450	50
Total	$112,114	$113,253	$20,667	$16,796	$6,697	$3,117

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

Overview

We are an ophthalmic pharmaceutical and medical technology company focused on developing novel dropless platform therapies and commercializing associated products for the treatment of glaucoma, corneal disorders, and retinal disease. We first developed Micro-Invasive Glaucoma Surgery (MIGS) as an alternative to the traditional glaucoma treatment paradigm, launching our first MIGS device commercially in 2012. Since that time, we have launched additional MIGS products. In 2024, we commenced commercialization activities for iDose TR, a sustained-release pharmaceutical product used in the treatment of glaucoma. We also recently commenced our controlled commercial launch of Epioxa, a proprietary bio-activated and incision-free pharmaceutical therapy for the treatment of a rare corneal disorder, keratoconus, that was approved by the United States (U.S.) Food and Drug Administration (FDA) in 2025. Our first-generation corneal cross-linking therapy, known as Photrexa, which requires removal of the corneal epithelium, received U.S. FDA approval in 2016. All of these products are part of a portfolio of platforms we are developing to support ongoing pharmaceutical and medical device innovations. Products or product candidates for each of these platforms are designed to advance the standard of care through better treatment options across the areas of glaucoma; corneal disorders such as keratoconus, dry eye and refractive vision correction; and retinal diseases such as neovascular age-related macular degeneration, diabetic macular edema and retinal vein occlusion.

Financial Overview

The most important financial indicators that we use to assess our business are net sales, gross margin, operating expenses, and cash on hand.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Net sales	$185,610	$124,120	$336,181	$230,784
Gross margin	82%	78%	80%	78%
Operating expenses	$168,861	$119,913	$305,949	$222,939

	June 30,	December 31,
	2026	2025
Cash, cash equivalents, short-term investments and restricted cash	$289,341	$282,594

Please see Results of Operations and Liquidity and Capital Resources below for a detailed discussion of each of the above items including analysis of the fluctuations from year to year.

We incurred net losses for the three and six months ended June 30, 2026 of $18.4 million and $38.2 million, respectively and we incurred net losses for the three and six months ended June 30, 2025 of $19.7 million and $37.8 million, respectively. As of June 30, 2026, we had an accumulated deficit of $971.3 million.

Recent Developments

On April 15, 2026, the U.S. Centers for Medicare and Medicaid Service (CMS) assigned a unique, permanent Healthcare Common Procedure Coding System (HCPCS) J-code for Epioxa, J2789. The new J-code for Epioxa was effective on July 1, 2026. J-codes are used by U.S. government and commercial payers, to streamline the billing and reimbursement process for procedural pharmaceuticals administered by a healthcare professional, such as Epioxa. Epioxa represents an advancement in keratoconus care, offering an incision-free alternative to traditional corneal cross-linking procedures. We began a controlled commercial launch of Epioxa in the first quarter of 2026 and as part of the launch, we are transitioning commercial efforts and manufacturing from Photrexa to Epioxa, with completion of the transition projected to occur by the end of the third quarter of 2026.

Impact of the Current Global Economic Environment

As a result of the ongoing macroeconomic conditions, global and regional economies continue to experience varying levels of inflation, supply shortages or delays, volatility in in supply and demand conditions, foreign exchange rate fluctuations, uncertainty around global trade, and other conditions that have led to disruptions in commerce and pricing stability. These conditions may be exacerbated by heightened geopolitical tensions in the Middle East, including the ongoing conflict between the U.S. and Iran and the related blockage of the Straight of Hormuz, which has increased oil prices and may cause downstream effects on our logistics, manufacturing, and raw material costs.

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

The effects of foreign currency fluctuations were most notably experienced in our international glaucoma business. Our year over year growth rate of net sales of our international glaucoma franchise was positively affected by approximately 85 basis points and approximately 420 basis points for the three and six months ended June 30, 2026 respectively, in both cases primarily related to the Euro, Australian dollar and the Brazilian Real, partially offset by the Japanese Yen. For the three and six months ended June 30, 2025, net sales of our international glaucoma business were positively affected by approximately 410 and 25 basis points, respectively, primarily related to the Euro and Japanese yen.

Developments Impacting Reimbursement Rates and Coverage

In the U.S., healthcare providers use separate billing codes to report the provision of medical procedures and use of supplies to third-party payers, such as government programs or private insurance, and seek reimbursement for all or a portion of those costs. Physician fee payment rates for procedures covered by temporary Current Procedural Terminology (CPT) codes in the Medicare Fee for Service setting, such as a standalone trabecular micro-bypass procedure utilizing the iStent infinite, or the implanting of iDose TR products, are set by the multi-state, regional contractors, or Medicare Administrative Contractors (MACs), of which there are currently seven, that are responsible for administering Medicare claims. As of June 30, 2026, the professional fees associated with an iDose TR procedure have been formally published by five of the seven MACs. MACs have in the past, and may in the future, change coverage terms, and there can be no assurance that coverage and adequate reimbursement will be obtained from, or maintained by, the MACs.

On July 2, 2026 and July 14, 2026, the U.S. Centers for Medicare & Medicaid Services (CMS) published its proposed rules for 2027 Medicare hospital outpatient facility payment rates and physician fee payment rates (2027 Proposed Rules), respectively. The 2027 Proposed Rules would maintain the existing ambulatory payment classification assignments for procedures utilizing our glaucoma products and generally maintain Medicare facility payment rates across the ambulatory surgery center setting, while proposing modest increases in hospital outpatient department facility payment rates for certain procedures. The 2027 Proposed Rules also include modest reductions in physician payment rates relative to 2026 for several Category I CPT codes across ophthalmology, including certain cataract and surgical MIGS procedures. The proposed physician fee changes do not affect physician payment rates for iDose TR and iStent infinite, which continue to be reimbursed under temporary CPT codes with payment rates established on a MAC-by-MAC basis.

We estimate that approximately 80% of procedures utilizing our iDose TR and iStent family of products in the U.S. have been performed in the ASC setting and the remaining estimated 20% of procedures have been performed in the hospital.

Now that Epioxa, our new corneal collagen cross-linking (CXL) procedure, has been approved by the U.S. FDA, reimbursement is expected to primarily involve updates to third-party commercial insurance policies as the vast majority of patients who are diagnosed with, and then treated for, keratoconus are below the Medicare age, with a lesser proportion of patients expected to be treated through Medicaid programs. As an in-office procedure, the procedural component of Epioxa will be covered by a temporary Category III CPT code, 0402T, which is the same code used currently for Photrexa. The professional fees associated with the CXL procedure will be determined by each payer. Reimbursement for physician-administered drugs is typically accomplished administratively through the use of a HCPCS J-code. A unique, permanent HCPCS J-code for Epioxa, J2789, has been established and became effective on July 1, 2026. Coverage and reimbursement can differ significantly from payer to payer, and payers can change or deny coverage for new or existing products without notice.

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

During the three months ended June 30, 2026, five of the seven Medicare Administrative Contractors ("MACs") issued proposed Local Coverage Determinations ("LCDs") outlining proposed Medicare coverage criteria for iDose TR. The proposed LCDs were subject to a public comment process, which concluded on July 4, 2026, and have not been finalized. We continue to participate in the review process and monitor developments. While we believe the clinical evidence supporting iDose TR, together with real-world outcomes and feedback provided by physicians, medical societies, and other stakeholders during the public comment process, supports appropriate Medicare coverage that preserves physician decision-making and patient access, the timing, content, and potential impact of any final LCDs remain uncertain.

We anticipate some potential disruption within our U.S. Corneal Health franchise during 2026 as the market transitions from Photrexa to Epioxa following Epioxa's approval and our ongoing commercialization efforts. During this transition, market access pathways for Epioxa continue to be established, while commercial availability of Photrexa is expected to conclude by the end of the third quarter of 2026.

For additional information, see the section titled Risks Related to Our Business within Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Components of Results of Operations

Net Sales

Our net sales are generated primarily from sales of iDose TR, our iStent family of products, Photrexa, Epioxa and other associated drug formulations, and our proprietary bioactivation systems. Customers are primarily comprised of ambulatory surgery centers, hospitals, and physician private practices, with independent distributors being used in certain international locations where we currently do not have a direct commercial presence. We currently operate in one operating and reportable segment and our primary business activity is the development and commercialization of therapies across several end markets within ophthalmology.

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

Cost of sales also includes amortization of the developed technology intangible assets recorded as a result of our acquisitions of Avedro, Inc. (Avedro) and Mobius Therapeutics, LLC (Mobius), respectively, and our sales agreement with Celanese Canada ULC (Celanese Agreement). For each of the three months ended June 30, 2026 and June 30, 2025, amortization expense was $5.8 million, respectively. For the six months ended June 30, 2026 and June 30, 2025, amortization expense was $14.9 million and $11.4 million, respectively.

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

Due to the relatively low production volumes of our iStent family of products, iDose TR and our proprietary CXL bioactivation systems compared to our potential capacity for those products, a significant portion of our per unit costs is comprised of manufacturing overhead expenses. These expenses include quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management.

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

We expect SG&A expenses to continue to grow as we increase our infrastructure for our global sales and marketing functions, commercial support organizations, and general administration departments. We also expect other non-employee‑related costs, including sales and marketing program activities for new products, market access efforts, outside services, enhancements in our global enterprise systems, accounting services and general legal and litigation costs to increase as our overall operations grow. The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as on the timing of any new product launches and other potential business and operational activities.

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

Non-Operating (Expense) Income, Net

Non-operating (expense) income, net primarily consists of interest income derived from our short-term investments, interest expense associated with our finance lease for our corporate headquarters in Aliso Viejo, California, and unrealized gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar, primarily related to intercompany loans.

Income Taxes

Our tax provision is primarily comprised of state and foreign income taxes offset by release of uncertain tax positions for which the statute of limitations has expired. Our net deferred tax liability of $0.4 million at June 30, 2026 and December 31, 2025 primarily represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets. We continue to provide a full valuation allowance against our other net deferred tax assets.

We record reserves for uncertain tax positions where we believe the ability to sustain the tax position does not reach a more likely than not threshold.

Results of Operations

Comparison of Three Months Ended June 30, 2026 and June 30, 2025 (in thousands):

	Three Months Ended
	June 30,		% Increase
(dollars in thousands)	2026	2025	(decrease)
Statements of operations data:
Net sales	$185,610	$124,120	50%
Cost of sales	34,016	26,896	26%
Gross profit	151,594	97,224	56%
Operating expenses:
Selling, general and administrative	116,060	83,375	39%
Research and development	51,301	36,538	40%
Acquired in-process research and development	1,500	-	100%
Total operating expenses	168,861	119,913	41%
Loss from operations	(17,267)	(22,689)	(24)%
Total non-operating (expense) income, net	(454)	3,280	NM
Income tax provision	656	248	165%
Net loss	$(18,377)	$(19,657)	(7)%

Net Sales

Net sales for the three months ended June 30, 2026 and June 30, 2025 were $185.6 million and $124.1 million, respectively, increasing by approximately 50% primarily related to the factors listed below.

Net sales of glaucoma products in the United States were $118.5 million and $72.3 million for the three months ended June 30, 2026 and June 30, 2025, respectively, increasing by 64%. This increase is primarily due to higher sales volume of iDose TR, which has a higher net sales price than our other products, combined with modest growth in the net sales of our non-iDose products.

International sales of glaucoma products for the three months ended June 30, 2026 and June 30, 2025 were $36.6 million and $31.3 million, respectively, increasing by 17%. The increase in international sales reflects continued broad-based volume growth in many key international markets for glaucoma procedures, primarily France, the United Kingdom and Australia, partially offset by reimbursement challenges in Germany. Additionally, the dollar-based results of our international sales were affected by favorable foreign exchange rates, primarily related to the Euro, Australian dollar and Brazilian Real, partially offset by the Japanese Yen, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Net sales of corneal health products were $30.4 million and $20.6 million for the three months ended June 30, 2026 and June 30, 2025, respectively, increasing by 48%. The $9.8 million increase in net sales generated by our corneal health products were primarily related to U.S. net sales of Epioxa using direct sales operations, partially offset by a modest decrease in U.S. sales of Photrexa using direct sales operations, as customers transition from Photrexa to Epioxa. Our net sales of iLink devices in the U.S. also increased because of new account placements for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Cost of Sales

Cost of sales for the three months ended June 30, 2026 and June 30, 2025 were $34.0 million and $26.9 million, respectively, reflecting an increase of approximately $7.1 million, which is generally proportionate to the increase in net sales for the corresponding period, as well as contributions from increased iDose TR production and net sales of iDose TR and Epioxa. Our gross margin was 82% for three months ended June 30, 2026 and 78% for the three months ended June 30, 2025.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended June 30, 2026 and June 30, 2025 were $116.1 million and $83.4 million, respectively, reflecting an increase of $32.7 million or 39%.

Of the total $32.7 million increase in SG&A expenses for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, $17.5 million related to increased compensation and related employee costs, with $9.4 million of the incremental amount related to an increase in stock-based compensation expense, the majority of which was associated with performance equity awards that were achieved during the quarter. The residual increase primarily relates to enhancements of various customer and patient support functions, our business intelligence function, and growth in our commercial infrastructure in glaucoma and corneal health, along with increased travel, meetings and accompanying costs as business activities have expanded.

The remaining increase of $14.8 million primarily relates to discretionary expenses supporting the above personnel growth as well as our ongoing administrative operations, inclusive of information technology, facilities, and allocated expenses; marketing and market access expenses, as well as reserves for accounts receivable, which are calculated based on our accounts receivable reserve methodology.

Research and Development Expenses

R&D expenses for the three months ended June 30, 2026 and June 30, 2025 were $51.3 million and $36.5 million, respectively, reflecting an increase of $14.8 million or 40%. Of the total $14.8 million increase, $7.1 million and $7.7 million related to core R&D and clinical expenses, respectively.

Compensation and related employee expenses increased $4.6 million, $1.1 million of which was related to increased stock-based compensation. The remaining increase in R&D expenses of $10.2 million was spent on continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as next generation iDose and Epioxa products; and our earlier stage programs for glaucoma, corneal, retinal and other therapeutic investments.

Non-Operating (Expense) Income, Net

We had non-operating expense, net of $0.5 million for the three months ended June 30, 2026, and non-operating income, net of $3.3 million for the three months ended June 30, 2025, respectively. This primarily relates to a change in unrealized foreign currency amounts recognized due to intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates, as compared to the three months ended June 30, 2025.

Income Tax Provision

Our effective tax rate for the second quarter of 2026 and 2025 was (3.70)% and (1.28)%, respectively. For the three months ended June 30, 2026 and June 30, 2025, we recorded a provision for income taxes of $0.7 million and $0.2 million, respectively, which was primarily comprised of state and foreign income tax expense, offset by release of uncertain tax positions for which the statute of limitations has expired.

Comparison of Six Months Ended June 30, 2026 and June 30, 2025 (in thousands):

	Six Months Ended
	June 30,		% Increase
(dollars in thousands)	2026	2025	(decrease)
Statements of operations data:
Net sales	$336,181	$230,784	46%
Cost of sales	67,355	51,212	32%
Gross profit	268,826	179,572	50%
Operating expenses:
Selling, general and administrative	209,003	154,048	36%
Research and development	95,446	68,891	39%
Acquired in-process research and development	1,500	-	100%
Total operating expenses	305,949	222,939	37%
Loss from operations	(37,123)	(43,367)	(14)%
Total non-operating income, net	103	6,138	(98)%
Income tax provision	1,140	574	99%
Net loss	$(38,160)	$(37,803)	1%

Net Sales

Net sales for the six months ended June 30, 2026 and June 30, 2025 were $336.2 million and $230.8 million, respectively, increasing by approximately 46% primarily related to the factors listed below.

Net sales of glaucoma products in the United States were $212.0 million and $131.4 million for the six months ended June 30, 2026 and June 30, 2025, respectively, increasing by 61%. This increase is primarily due to higher sales volume of iDose TR, which has a higher net sales price than our other products, combined with modest growth in the net sales of our non-iDose products.

International sales of glaucoma products for the six months ended June 30, 2026 and June 30, 2025 were $72.4 million and $60.3 million, respectively, increasing by 20%. The increase in international sales reflects continued broad-based volume growth in many key international markets for glaucoma procedures, primarily France, the United Kingdom, and Australia, partially offset by reimbursement challenges in Germany. Additionally, the dollar-based results of our international sales were affected by favorable foreign exchange rates, primarily related to the Euro, Australian dollar and Brazilian Real, partially offset by the Japanese Yen, during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Net sales of corneal health products were $51.7 million and $39.1 million for the six months ended June 30, 2026 and June 30, 2025, respectively, increasing by 32%. The $12.6 million increase in net sales generated by our corneal health products is primarily related to U.S. net sales of Epioxa using direct sales operations, as customers transition from Photrexa to Epioxa. Our net sales of

iLink devices in the U.S. also increased due to new account placements for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Cost of Sales

Cost of sales for the six months ended June 30, 2026 and June 30, 2025 were $67.4 million and $51.2 million, respectively, reflecting an increase of approximately $16.1 million, which is generally proportionate to the increase in net sales for the corresponding period, as well as contributions from increased iDose TR production and iDose TR and Epioxa net sales. Our gross margin was 80% for the six months ended June 30, 2026 and 78% for the six months ended June 30, 2025.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended June 30, 2026 and June 30, 2025 were $209.0 million and $154.0 million, respectively, reflecting an increase of $55.0 million or 36%.

Of the total $55.0 million increase in SG&A expenses for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, $31.1 million related to increased compensation and related employee costs, with $15.2 million of the incremental amount related to an increase in stock-based compensation expense, the majority of which was associated with performance equity awards that were achieved during the quarter. The residual increase primarily relates to enhancements of various customer and patient support functions, our business intelligence function, and growth in our commercial infrastructure in glaucoma and corneal health, along with increased travel, meetings and accompanying costs as business activities have expanded.

The remaining increase of $23.4 million primarily relates to discretionary expenses supporting the above personnel growth as well as our ongoing administrative operations, inclusive of information technology, facilities, and allocated expenses; marketing and market access expenses, as well as reserves for accounts receivable, which are calculated based on our accounts receivable reserve methodology.

Research and Development Expenses

R&D expenses for the six months ended June 30, 2026 and June 30, 2025 were $95.4 million and $68.9 million, respectively, reflecting an increase of $26.6 million or 39%. Of the total $26.6 million increase, $13.1 million and $13.4 million related to core R&D and clinical expenses, respectively.

Compensation and related employee expenses increased $8.0 million, $1.4 million of which was related to increased stock-based compensation. The remaining increase in R&D expenses of $18.6 million was spent on continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as next generation iDose and Epioxa products; and our earlier stage programs for glaucoma, corneal, retinal and other therapeutic investments.

Non-Operating Income, Net

We had non-operating income, net of $0.1 million and $6.1 million for the six months ended June 30, 2026 and June 30, 2025, respectively. This primarily relates to a change in unrealized foreign currency amounts recognized due to intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates, as compared to the six months ended June 30, 2025.

Income Tax Provision

Our effective tax rate for the six months ended June 30, 2026 and June 30, 2025 was (3.08)% and (1.54)%, respectively. For the six months ended June 30, 2026 and June 30, 2025, we recorded a provision for income taxes of $1.1 million and $0.6 million, respectively, which was primarily comprised of state and foreign income tax expense, offset by release of uncertain tax positions for which the statute of limitations has expired.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments, and generally cash generated from operating, financing and investing activities. Our primary uses of cash have been for commercial activities, clinical and research and development programs, general and administrative expenses, acquired in-process research and development, and capital expenditures.

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$114,485	$90,813
Short-term investments	171,741	187,947
Accounts receivable, net	138,900	108,608
Inventory	59,306	63,564
Accounts payable	19,139	24,624
Accrued liabilities	83,190	76,651
Working capital (1)	413,449	373,709

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

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

As of June 30, 2026, our cash, cash equivalents and short-term investments totaled approximately $286.2 million and our restricted cash totaled approximately $3.1 million.

Cash Flow provided by (used in) Operations

For the six months ended June 30, 2026, our operating activities provided $2.3 million in net cash and for the six months ended June 30, 2025 our operating activities used $11.5 million.

Short-term Liquidity Requirements

Our short-term liquidity requirements primarily consist of regular operating costs, including information technology related costs and support, R&D project funding, capital expenditures as we continue the development of our manufacturing facilities and office spaces, operating and financing lease obligations, government rebate obligations, and other firm purchase commitments. As of June 30, 2026, we had net working capital of $413.4 million, which indicates that our current assets are sufficient to cover our short-term liabilities.

We expect levels of our capital expenditures to be higher in 2026 than in 2025 as we upgrade certain manufacturing facilities and technologies and continue investing in R&D equipment needed to advance our pipeline.

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

The following table is a condensed summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$2,297	$(11,542)
Investing activities	5,198	(57,730)
Financing activities	16,760	4,195
Exchange rate changes	(1,302)	(4,635)
Net increase (decrease) in cash, cash equivalents and restricted cash	$22,953	$(69,712)

At June 30, 2026, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the six months ended June 30, 2026 and June 30, 2025, our operating activities provided $2.3 million and used $11.5 million of net cash, respectively.

For the six months ended June 30, 2026, our net cash provided by operating activities reflected our net loss of $38.2 million, adjusted for non-cash items of $75.5 million, primarily consisting of stock‑based compensation expense of $48.0 million, depreciation of $5.9 million, amortization of intangible assets of $14.8 million and noncash lease expense of $2.4 million. Additionally, changes in operating assets and liabilities resulted in a net use of cash of $35.0 million, which resulted primarily from an increase in accounts receivable of $31.9 million primarily due to increased iDose TR and Epioxa sales during the six months ended June 30, 2026 given iDose TR and Epioxa sales have extended terms, a decrease in accounts payable and accrued liabilities of $2.2 million, and an increase in prepaid expenses and other current assets of $7.4 million partially offset by a decrease in inventory of $2.4 million.

For the six months ended June 30, 2025, our net cash used in operating activities reflected our net loss of $37.8 million, adjusted for non-cash items of $56.5 million, primarily consisting of stock‑based compensation expense of $31.0 million, depreciation of $5.4 million, amortization of intangible assets of $11.4 million, noncash lease expense of $2.1 million, allowance for doubtful accounts of $4.1 million, and amortization of premium on short-term investments of $2.2 million. Additionally, changes in operating assets and liabilities resulted in a net use of cash of $30.2 million, which resulted primarily from an increase in inventory of $4.4 million, and an increase in accounts receivable of $24.0 million, primarily due to increased iDose TR sales during the six months ended June 30, 2025 given iDose TR sales have extended terms.

Investing Activities

In the six months ended June 30, 2026 and June 30, 2025, our investing activities provided $5.2 million and used $57.7 million of net cash, respectively.

For the six months ended June 30, 2026, we received cash of approximately $82.6 million from sales and maturities of short-term investments, we used cash of approximately $66.8 million for purchases of short-term investments, approximately $6.7 million for purchases of property and equipment, primarily related to our facilities in Aliso Viejo, California; and San Clemente, California; and we used approximately $3.9 million related to investments in company-owned life insurance.

For the six months ended June 30, 2025, we used cash of approximately $116.8 million for purchases of short-term investments, approximately $16.6 million related to the purchase of certain real property consisting of land, a building and certain assumed leases, approximately $12.4 million related to our May 2025 acquisition of the outstanding equity interests in Mobius Therapeutics, LLC, the Mobius Merger, approximately $3.1 million for purchases of property and equipment, primarily related to our facilities in Aliso Viejo, California; and San Clemente, California; approximately $2.5 million related to investments in company-owned life insurance, and we received cash of approximately $94.4 million from sales and maturities of short-term investments.

Financing Activities

In the six months ended June 30, 2026 and June 30, 2025, our financing activities provided $16.8 million and $4.2 million, respectively.

For the six months ended June 30, 2026, we received $25.8 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan and used $8.4 million for payment of employee taxes related to restricted stock unit vesting.

For the six months ended June 30, 2025, we received $12.0 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan and used $7.3 million for payment of employee taxes related to restricted stock unit vesting.

We do not have any off-balance sheet arrangements.

Material Cash Requirements

There have been no significant changes to our material cash requirements, including commitments for capital expenditures and known contractual and other obligations, as of June 30, 2026 from those disclosed in our Annual Report.

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

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” included in Part II, Item 7 of our Annual Report. There have been no material changes to our critical accounting policies and estimates as disclosed therein, during the three and six months ended June 30, 2026, as compared with those disclosed in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our exposure to market risk since December 31, 2025.

Refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our second fiscal quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On September 17, 2025, the Company filed a complaint against SpyGlass Pharma, Inc. (SpyGlass) in the United States District Court for the Central District of California and its Vice President of Clinical Research, Long Doan (Case No. 8:25-cv-02105). Specifically, the complaint alleges that former Glaukos senior clinical leader Long Doan and competitor SpyGlass engaged in the mass theft and continuing exploitation of more than 11,000 confidential and trade secret files—part of over 13,000 Company documents Mr. Doan surreptitiously uploaded to his personal Google Drive after accepting SpyGlass’s offer to shortcut SpyGlass’s clinical, regulatory, and operational efforts and inflict irreparable competitive harm on the Company. On December 11, 2025, after finding that the Company was likely to prevail on the merits of the case and is at risk of irreparable harm, the Court entered an injunction against both SpyGlass and Mr. Doan and in favor of the Company. In March 2026, the Company filed its First Amended Complaint (FAC), alleging violations of the United States Defend Trade Secrets Act against both Doan and SpyGlass; alleging breach of contract, fraud, breach of duty of loyalty, and violation of the California Computer Fraud and Abuse Act (CFAA) against Doan; and inducement of breach of contract against SpyGlass. Both Defendants moved to dismiss all claims in the FAC on April 9, 2026. The Court denied both motions in their entirety on July 14, 2026. SpyGlass filed its Answer and Counterclaims on May 22, 2026, and an Amended Answer and Counterclaims on July 6, 2026. In its counterclaims, SpyGlass alleges (1) intentional interference with contractual relations; (2) intentional interference with prospective economic advantage; and (3) unfair competition under Bus. & Prof. Code § 17200. The Company moved to dismiss all of SpyGlass’s counterclaims on July 20, 2026, the hearing for which is scheduled on September 28, 2026. Doan filed his Answer and Counterclaims on July 17, 2026. Doan asserts: (1) unfair competition under Bus. & Prof. Code §§ 17200, 16600.1, and 16600.5; (2) breach of contract; and (3) breach of the implied covenant of good faith and fair dealing. The trial date is now set for January 26, 2027.

Item 1A. Risk Factors

The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the United States (U.S.) Securities and Exchange Commission (SEC) on February 23, 2026 (Annual Report). These risks and uncertainties are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. See "Note Regarding Forward-Looking Statements" preceding Part I, Item 1 in this Quarterly Report on Form 10-Q.

Other than the update of certain risk factors below relating to our capped call transaction, the U.S. government's actions regarding the imposition of international tariffs, the FDA's Quality Management System Regulation, continuing developments regarding state and federal AI regulation, and our transition from our Photrexa therapies to our Epioxa therapies, we do nto believe any of the changes constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Geopolitical conflicts, natural disasters and public health crises, and changes in U.S. trade policies that have occurred in recent years have led to or exacerbated certain unfavorable global and regional macroeconomic conditions, including inflation, volatility in the financial and credit markets, higher interest rates and capital costs, labor shortages, increased energy costs, tariffs, and currency fluctuations. These unfavorable global and regional conditions have had, and could continue to have, an adverse effect on the global economy, the regional economies that we serve and our business, results of operations, financial condition, liquidity and ability to access our existing cash, cash equivalents and investments. For example, the ongoing conflict between the U.S. and Iran and the related blockade of the Strait of Hormuz have resulted in increased oil prices, which could increase our transportation costs and other costs in our supply chain. Continuation or worsening of these unfavorable global and regional conditions, or similar new events or crises, could have a material adverse effect on our operations, including through foreign exchange rate headwinds, higher operating expenses, key component shortages, supply delays and lower operating margins, and cause us to need to seek additional capital, which may not be available to us on favorable terms or at all.

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

If the supply and/or manufacture of our principal revenue-producing products, the iStent family of products, the iDose TR, or our recently-approved Epioxa therapies, is materially disrupted, it may adversely affect our ability to manufacture products and could reduce our gross margins and negatively impact our operating results.

Our sole manufacturing location for our iStent and iDose products is an approximately 120,000 square foot campus located in San Clemente, California, where we manufacture, inspect, package, release and ship nearly all of our implanted device products. We conduct substantially all of our research and development (R&D) activities, customer and technical support, and management and administrative functions at our corporate headquarters in Aliso Viejo, California (Aliso Facility). Additionally, the systems that bio-activate our Epioxa therapies are primarily manufactured in Burlington, Massachusetts. If our San Clemente, Burlington or Aliso Facility suffers a significant disruption, including due to any natural disaster such as an earthquake, fire or flood, or if we lose insurance coverage for or are unable to renew insurance on these facilities, as some California residents have experienced, this could materially impact our ability to operate.

Additionally, we rely on a limited number of third-party suppliers, in some cases sole suppliers, to supply components for the iStent, the iStent inject models, the iStent infinite, the iDose TR, our Epioxa therapies, and our other pipeline products. If any one or more of our suppliers cease to provide us with sufficient quantities of components or drugs in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our domestic and international quality control standards and regulatory requirements including the FDA’s Quality System Regulation, the European Union’s Medical Device Regulation, and Current Good Manufacturing Practices (cGMP) regulations, we may be unable to obtain components or quickly engage replacement suppliers, who may not have access to previous suppliers’ proprietary processes, if our component suppliers are found to be in violation of such standards, which could delay or impact our business, including regulatory approval timelines. If our manufacturing facilities or those of any of our component suppliers or contract facilities are found to be in violation of applicable laws and regulations or fail to adequately remediate any issues discovered during an audit, the FDA or other regulatory bodies could take enforcement action. Despite our efforts to maintain an adequate supply of inventory, the loss of these suppliers, or their inability to provide us with an adequate supply of components or products, could cause delay in the manufacture of our products, thereby impairing our ability to meet the demand of our customers and causing significant harm to our business. Any disruption of this nature or increased expense could harm our commercialization efforts and adversely affect our operating results.

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

Since the Company’s inception in 1998, we have incurred significant operating losses. Although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations in the future. As of June 30, 2026, we had an accumulated deficit of approximately $971.3 million, principally comprised of costs incurred in our clinical trials, R&D programs, our selling, general and administrative expenses, and from amortization expense related to our acquired developed technology intangible assets included in cost of sales. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering, the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities, cash generated from commercial operations and the issuance of the Company’s 2.75% convertible notes due 2027 (Convertible Notes), which were fully exchanged, converted or redeemed in 2024. Our operations to date have been, and our future growth and success will be, impacted by our ability to expand our business, including the success of our marketing and sales efforts, our timely satisfaction of regulatory requirements, and our overall ability to maintain a competitive position. To implement our global business strategies we have made, and expect to continue to make, significant investments in R&D activities, clinical studies, expanding our manufacturing capabilities, growing our sales and marketing organization, engaging in market access activities, enforcing and defending our intellectual property rights, acquiring companies or in-license products and intellectual property, building our general and administrative infrastructure, and obtaining regulatory clearance or approval to commercialize our pipeline product globally and expand our existing products into international markets or products. We expect our expenses will continue to increase as we pursue these objectives. While we believe we have sufficient cash to fund our operations for at least the next 12 months from the date our condensed consolidated financial statements for the three and six months ended June 30, 2026 are made publicly available, our ability to reach sustained profitability and generate positive cash flow in the future is highly uncertain.

Additionally, our net sales have in the past and may in the future experience volatility due to a number of factors, many of which are beyond our control, including, among other things, fluctuating demand, pricing pressures applicable to our products, changes in foreign currency exchange rates, Medicare payment rates established by U.S. Centers for Medicare & Medicaid Services (CMS) or Medicare Administrative Contractors (MACs) or changes in such rates or coverage, commercialization of our new products, the marketing of competitive products, transition-related sales disruptions when introducing new products, results of clinical research and trials, regulatory approval requirements and timings, legislative changes affecting our products, variances in the sales terms, an increase in demand for our patient assistance and/or free drug programs, supply chain and inventory management, shortage or increased cost of raw materials, seasonality in the timing or volume of customer orders, the length of our sales cycle, and reductions in revenue associated with our participation in Medicaid Drug Rebate Program (MDRP), which varies and may be unpredictable. For example, certain local coverage determinations (LCDs) finalized by five of the seven MACs in November 2024 that confirm non-coverage for surgical MIGS procedures in combination with other surgical MIGS procedures disrupted traditional customer ordering patterns and may have adversely impacted U.S. Glaucoma sales in 2024 and 2025, and the proposed LCDs issued by five of the seven MACs in May 2026 could impose conditions on the use of our iDose TR therapy that may impact U.S. Glaucoma sales in the future if they are finally adopted. As a result, you should not rely solely on our results in any past period as an indication of future results and you should anticipate that fluctuations in our quarterly and annual operating results may continue and could generate volatility in the price of our common stock. Comparisons of our past financial results should not be relied upon as an indication of our future performance.

Our success depends on our ability to continue to generate sales of our commercialized products and develop and commercialize additional products, which we may not be able to accomplish.

Our primary sales-generating commercial products have been the iStent, the iStent inject and its successor, the iStent inject W, our iDose TR product, which we began commercializing in a controlled manner in February 2024, as well as our Photrexa therapies. While we expect to continue to derive a significant portion of our net sales from the iStent, the iStent inject models, the iStent infinite and the Epioxa therapies, which were approved by the FDA in October 2025 and which we began commercializing in a controlled manner in early 2026, it is important that we continue to build a more complete product offering. Developing additional products is expensive and time-consuming. Our research programs may fail to yield product candidates for clinical development despite showing initial promise. If we are unable to successfully commercialize additional products, our business prospects would be materially affected. Even if we are successful in developing our additional pipeline products, the success of our new product offerings is inherently uncertain and our products, or the expansion of labeling of our products, may not receive regulatory approval, may receive approval that requires restrictive labeling, may not be profitable, or may be subject to transition-related sales disruptions when we introduce new products that are intended to replace or supersede our existing commercial products. Any current or new products could also quickly be rendered obsolete by changing customer preferences, third party payer reimbursement levels, or the introduction of competing products that (i) embody superior technologies, features, safety, quality or efficacy, (ii) reflect a broader label indication, or (iii) are available at lower prices. Our competitors include large publicly traded companies or divisions thereof and have more resources, greater name recognition, longer operating histories, more established relationships with healthcare professionals, customers and third-party payers, broader products lines, more established sales and marketing programs and distribution networks, and greater experience in obtaining regulatory clearance or approval. Additionally, the period of orphan drug exclusivity with respect to our Photrexa pharmaceutical therapy expired in 2023, which has enabled third parties to develop potentially-competitive products.

As our growth strategy turns increasingly global, we are, and will continue to be, subject to a variety of risks associated with our international operations, which could adversely impact our results of operations and financial condition.

Our existing foreign operations, as well as our planned international growth, expose us to additional uncertainty and risks beyond regulatory authorization and reimbursement levels. We sell our products through direct sales organizations and a network of third-party distributors in other markets. These international operations expose us and our subsidiaries and third-party distributors to a variety of risks including, without limitation, the following:

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

Since the commercial launch of the iStent in 2012, we have seen significant period-to-period growth in our business, both organically and through transactions, and we must continue to grow in order to meet our business and financial objectives. However, continued growth creates numerous challenges, including, among others, new and increased responsibilities for our management team; increased competition; increased and, with respect to newer products such as the iDose TR and Epioxa therapies, uncertain product demand which could strain our manufacturing capacity or create product shortages; the management of an increasing number of customer, supplier and other relationships; increased pressure on our operating, financial and reporting systems; entry into new international territories with unfamiliar regulations and business approaches; and the need to hire, train and manage additional qualified personnel. If we fail to manage any of these challenges effectively, our business may be harmed.

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

Failure to protect our information systems against cybersecurity threats, cybersecurity incidents, service interruptions, or data loss could materially disrupt our operations and adversely affect our business, operating results, or the effectiveness of our internal control over financial reporting.

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

Several laws have been enacted at the U.S. state level that regulate the development and deployment of AI platforms and systems. Federal agencies in the U.S. are applying existing laws to address AI-related risks. An Executive Order issued in December 2025 seeks to establish uniform federal standards and challenge state laws that regulate AI, although various state and federal regulators are continuing to issue guidance and focus enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued draft guidance on the use of AI in regulatory decision-making for drug and biological products that centers on establishing and evaluating AI model outputs intended to support regulatory decision-making. As with data privacy laws, these state laws and possible federal regulation could have significant effects on us and require us to change our AI practices and incur substantial costs and expenses in order to comply. Additionally, many countries and regions, including the EU, have proposed or passed new and evolving regulations related to the use of AI and machine learning technologies. The regulations may impose onerous obligations and may require us to unexpectedly rework or reevaluate improvements to be compliant. In particular, the EU Artificial Intelligence Act, which was adopted on June 13, 2024, with additional provisions becoming effective on August 2, 2026, may affect our use of AI technologies, may require additional compliance measures and changes to our operations and processes, and expose us to increased risk of regulatory enforcement and litigation. Furthermore, some of the AI features involve the processing of personal data and may be subject to laws, policies, legal obligations, and codes of conduct related to privacy and data protection, and could subject us to competitive harm, regulatory enforcement, increased cyber risks, reputational harm, and legal liability.

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

Additionally, ongoing changes to U.S. trade policies, including concerning tariffs on imports, and trade agreements, have resulted in a dynamic and uncertain trade environment. Through we cannot predict with certainty the future trade policy of the U.S. or other countries or the impact of such developments, we believe our exposure to changing tariff rates is generally limited as we primarily source products and product components from the U.S. Nevertheless, uncertainty and changes to tariff policy may cause (i) increases in manufacturing costs, (ii) disruptions or delays to our supply chain, (iii) limitations on our ability to sell our products domestically or abroad, and (iv) reductions in sales volumes and gross margins for our products, any of which could negatively affect our business, results of operations and financial condition.

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

If our facilities, or those of our third-party manufacturers or suppliers, fail to meet the FDA’s Quality System Regulation or cGMP regulations, as applicable, or other standards required by the FDA, we could experience a delay in obtaining the necessary regulatory clearances or approvals to commercialize our pipeline products, which could have a material adverse effect on our business and financial condition and results. On February 2, 2026, the FDA’s final rule implementing the Quality Management System Regulation (QMSR) became effective. The QMSR, which replaced the FDA’s former Quality System Regulation, sets for the FDA’s cGMP requirements for medical devices and incorporates by reference the medical device quality management system requirements of

ISO 13485:2016. Any disclosure of our proprietary or trade secret information in connection with our compliance with the QMSR could have a material adverse effect on our business and financial condition and results.

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

Additionally, the U.S. Inflation Reduction Act of 2022, which is designed to, among other things, have a direct impact on drug prices and reduce drug spending by the federal government, requires drug manufacturers to pay rebates to Medicare if they increase prices faster than inflation for certain drugs used by Medicare beneficiaries. The expansion of inflation-based rebates may complicate our pricing strategies. See Item 1, Business, “Government Regulation - U.S. Regulation & Reimbursement” in the Annual Report for more information on the MDRP. To the extent applicable, these and other similar legislation or regulations will reduce the prices we can charge, and impact the rebate amount we must pay, on sales of our products subject to that act, particularly on sales to our customers if they qualify as covered entities eligible to receive the discounted 340B ceiling price. Compliance with these laws and programs may reduce our net sales, and could require significant resources, which would reduce our profitability. Further, we cannot predict how our participation in, or how future CMS guidance or rules governing, MDRP will affect our profitability (including the potential for increases in our overall Medicaid rebate liability and the obligation to charge reduced prices to covered entities). Any changes to the limitations, calculations, or scope of these programs could negatively impact the results of our operations. Additionally, pricing and rebate calculations are complex and often subject to interpretation by the manufacturer, governmental agencies and courts. A manufacturer that becomes aware that its Medicaid reporting for a prior period was incorrect or has changed as a result of a recalculation of pricing data is obligated to resubmit corrected data up to three years after the data was originally due. Restatements and recalculations may result in an overage or shortfall in our rebate liability for prior periods, and may affect our 340B ceiling price and therefore liability under the 340B program.

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

In addition to uncertainties surrounding coverage policies, there are uncertainties regarding appropriate reimbursement for the procedures associated with certain of our products like iStent infinite and iDose TR, as well as sporadic volatility in reimbursement levels of existing products and the procedures associated with our existing products, such as our iStent family of products. For example, in 2022 the CMS’ payment rates significantly lowered the Medicare physician fee payment rates and slightly lowered the Medicare facility fee payment rates related to the implantation of trabecular bypass stents, such as our iStent family of products, in conjunction with cataract surgery, furnished in the ambulatory surgery center setting, which we believe disrupted traditional customer ordering patterns and resulted in certain of our customers’ utilization of competitive products, causing reduced glaucoma sales volumes in the U.S. in 2022 and 2023. Additionally, the facility fee payment rates for the standalone procedure that hospitals and ambulatory surgery centers will use with Glaukos’ iStent infinite product were lower than anticipated for 2022 and were not significantly modified by CMS for 2023 facility fee payment rates, which had an adverse impact on procedural iStent family product volumes and our revenues and net income.

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

We have been and may in the future become involved in patent and other intellectual property disputes, litigation or administrative proceedings relating to our intellectual property rights, which could be costly, time consuming and unsuccessful and could interfere with our ability to successfully commercialize our products.

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

There is no guarantee that we would be successful enforcing or defending our intellectual property rights in court. A court could hold that some or all of our asserted intellectual property rights are not infringed, or could invalidate our rights, hold our rights unenforceable, or substantially narrow the scope of protection. Further, we could be prohibited from manufacturing or selling our products or a court could order us to pay substantial compensatory damages as well as other penalties and fines. Any such adverse result would undermine our competitive position. Regardless of the final outcome, responding to disputes, and any resulting litigation, to enforce our intellectual property rights in patents, copyrights, trade secrets or trademarks is highly unpredictable and could result in substantial costs and diversion of resources, which could have a material adverse effect on our business, financial condition and results of operations.

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

Item 5. Other Information

Insider Trading Arrangements

On June 12, 2026, Tomas Navratil, the Company’s Chief Development Officer, adopted a 10b5-1 trading plan (the Navratil Trading Plan). The Navratil Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Navratil Trading Plan provides for the potential sale of 15,657 shares of the Company’s common stock commencing September 16, 2026. The Navratil Trading Plan terminates on the earlier of December 31, 2026 or the date all shares under the plan are sold.

On June 9, 2026, Alex Thurman, the Company’s Senior Vice President and Chief Financial Officer, adopted a 10b5-1 trading plan (the Thurman Trading Plan). The Thurman Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Thurman Trading Plan provides for the potential sale of 20,000 shares of the Company’s common stock commencing September 8, 2026. The Thurman Trading Plan terminates on the earlier of December 14, 2026 or the date all shares under the plan are sold.

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

* Filed Herewith.

** Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on July 29, 2026.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chairman and Chief Executive Officer (Principal Executive Officer; Duly Authorized Officer)

By:	/s/ ALEX R. THURMAN
Alex R. Thurman
Senior Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)