Form 10-Q
period 2026-09-30
GLAUKOS Corp
filed 2026-10-28
CIK 1192448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 26, 2026, there were 59,196,870 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

GLAUKOS CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2026

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

Risk Factors Summary

Investing in our securities involves a high degree of risk. The following is a summary of the principal factors that make an investment in our securities speculative or risky, all of which are further described below in the section titled “Risk Factors” in Part II, Item 1A of this report. This summary should be read in conjunction with the “Risk Factors” section and the other information contained in this report before investing in our securities, and should not be relied upon as an exhaustive summary of the material risks facing our business.

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
•
Our net operating loss tax carryforwards and tax credits may not be available, or may be subject to certain limitations, to offset future taxable income.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$162,327	$90,813
Short-term investments	174,372	187,947
Accounts receivable, net	150,004	108,608
Inventory	61,032	63,564
Prepaid expenses and other current assets	31,915	24,052
Total current assets	579,650	474,984
Restricted cash	3,115	3,834
Property and equipment, net	112,068	113,253
Operating lease right-of-use asset	30,795	31,527
Finance lease right-of-use asset	37,594	39,404
Intangible assets, net	121,261	141,916
Goodwill	66,710	66,710
Deposits and other assets	28,336	21,859
Total assets	$979,529	$893,487

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$24,407	$24,624
Accrued liabilities	102,319	76,651
Total current liabilities	126,726	101,275
Operating lease liability	35,057	35,767
Finance lease liability	66,926	68,109
Deferred tax liability, net	441	441
Other liabilities	33,105	31,740
Total liabilities	262,255	237,332

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 150,000 shares authorized; 59,196 and 57,539 shares issued and 59,168 and 57,511 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	59	58
Additional paid-in capital	1,684,829	1,586,056
Accumulated other comprehensive income	1,790	3,303
Accumulated deficit	(969,272)	(933,130)
Less treasury stock (28 shares as of September 30, 2026 and December 31, 2025)	(132)	(132)
Total stockholders' equity	717,274	656,155
Total liabilities and stockholders' equity	$979,529	$893,487

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$211,030	$133,537	$547,211	$364,321
Cost of sales	31,164	28,831	98,519	80,043
Gross profit	179,866	104,706	448,692	284,278
Operating expenses:
Selling, general and administrative	130,943	82,999	339,946	237,047
Research and development	48,095	38,072	143,541	106,963
Acquired in-process research and development	—	—	1,500	—
Total operating expenses	179,038	121,071	484,987	344,010
Income (loss) from operations	828	(16,365)	(36,295)	(59,732)
Non-operating income (expense):
Interest income	2,493	2,552	7,203	8,202
Interest expense	(1,087)	(1,175)	(3,671)	(3,489)
Other income (expense), net	87	(1,009)	(1,936)	1,793
Total non-operating income	1,493	368	1,596	6,506
Income (loss) before taxes	2,321	(15,997)	(34,699)	(53,226)
Income tax provision	303	234	1,443	808
Net income (loss)	$2,018	$(16,231)	$(36,142)	$(54,034)
Basic net income (loss) per share	$0.03	$(0.28)	$(0.62)	$(0.95)
Diluted net income (loss) per share	$0.03	$(0.28)	$(0.62)	$(0.95)
Weighted-average shares outstanding used to compute basic net income (loss) per share	59,105	57,398	58,651	57,083
Weighted-average shares outstanding used to compute diluted net income (loss) per share	61,196	57,398	58,651	57,083

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss)	$2,018	$(16,231)	$(36,142)	$(54,034)
Other comprehensive (loss) income:
Foreign currency translation (loss) income	(59)	20	(233)	147
Unrealized (loss) income on short-term investments	(535)	170	(1,280)	300
Other comprehensive (loss) income	(594)	190	(1,513)	447
Total comprehensive income (loss)	$1,424	$(16,041)	$(37,655)	$(53,587)

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income	deficit	Shares	Amount	equity
Balance at December 31, 2025	57,539	$58	$1,586,056	$3,303	$(933,130)	(28)	$(132)	$656,155
Common stock issued under stock plans, net	848	—	16,072	—	—	—	—	16,072
Stock-based compensation	—	—	19,144	—	—	—	—	19,144
Other comprehensive loss	—	—	—	(660)	—	—	—	(660)
Net loss	—	—	—	—	(19,783)	—	—	(19,783)
Balance at March 31, 2026	58,387	$58	$1,621,272	$2,643	$(952,913)	(28)	$(132)	$670,928
Common stock issued under stock plans, net	499	1	1,328	—	—	—	—	1,329
Stock-based compensation	—	—	28,865	—	—	—	—	28,865
Other comprehensive loss	—	—	—	(259)	—	—	—	(259)
Net loss	—	—	—	—	(18,377)	—	—	(18,377)
Balance at June 30, 2026	58,886	$59	$1,651,465	$2,384	$(971,290)	(28)	$(132)	$682,486
Common stock issued under stock plans, net	310	—	15,591	—	—	—	—	15,591
Stock-based compensation	—	—	17,773	—	—	—	—	17,773
Other comprehensive loss	—	—	—	(594)	—	—	—	(594)
Net income	—	—	—	—	2,018	—	—	2,018
Balance at September 30, 2026	59,196	59	1,684,829	1,790	(969,272)	(28)	(132)	717,274

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Treasury stock		Total
	Shares	Amount	capital	income	deficit	Shares	Amount	equity
Balance at December 31, 2024	56,472	$56	$1,509,831	$2,615	$(745,439)	(28)	$(132)	$766,931
Common stock issued under stock plans, net	297	1	2,197	—	—	—	—	2,198
Stock-based compensation	—	—	12,986	—	—	—	—	12,986
Other comprehensive loss	—	—	—	(10)	—	—	—	(10)
Net loss	—	—	—	—	(18,146)	—	—	(18,146)
Balance at March 31, 2025	56,769	$57	$1,525,014	$2,605	$(763,585)	(28)	$(132)	$763,959
Common stock issued under stock plans, net	508	—	2,524	—	—	—	—	2,524
Stock-based compensation	—	—	18,019	—	—	—	—	18,019
Other comprehensive income	—	—	—	267	—	—	—	267
Net loss	—	—	—	—	(19,657)	—	—	(19,657)
Balance at June 30, 2025	57,277	$57	$1,545,557	$2,872	$(783,242)	(28)	$(132)	$765,112
Common stock issued under stock plans, net	137	—	5,559	—	—	—	—	5,559
Stock-based compensation	—	—	14,913	—	—	—	—	14,913
Other comprehensive income	—	—	—	190	—	—	—	190
Net loss	—	—	—	—	(16,231)	—	—	(16,231)
Balance at September 30, 2025	57,414	$57	$1,566,029	$3,062	$(799,473)	(28)	$(132)	$769,543

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net loss	$(36,142)	$(54,034)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	8,965	8,153
Amortization of intangible assets	20,655	17,776
Amortization of right-of-use lease assets	3,435	3,188
Deferred income tax benefit	—	(7)
Loss on disposal of fixed assets	419	31
Stock-based compensation	65,782	45,918
Unrealized foreign currency loss (gain)	1,291	(2,267)
Amortization of premium on short-term investments	(621)	(2,697)
Other liabilities	1,372	1,128
Allowance for doubtful accounts	2,536	7,069
Resolution agreement liability	14,100	—
Provision for excess and obsolete inventory	1,285	—
Changes in operating assets and liabilities:
Accounts receivable	(41,860)	(42,776)
Inventory	533	(3,740)
Prepaid expenses and other current assets	(10,663)	(5,771)
Accounts payable and accrued liabilities	11,712	7,686
Other assets	(1,932)	(1,289)
Net cash provided by (used in) operating activities	40,867	(21,632)
Investing activities
Purchases of short-term investments	(119,398)	(192,131)
Proceeds from sales and maturities of short-term investments	132,316	168,954
Purchases of property and equipment	(8,776)	(4,752)
Investment in company-owned life insurance	(4,485)	(4,000)
Cash paid for acquisitions, net of cash acquired	—	(12,437)
Purchase of real estate property	—	(16,607)
Other investing activities	—	(750)
Net cash used in investing activities	(343)	(61,723)
Financing activities
Proceeds from exercise of stock options	33,590	10,537
Proceeds from share purchases under Employee Stock Purchase Plan	7,813	7,686
Payment of employee taxes related to vested restricted stock units	(8,412)	(7,943)
Payment of contingent consideration	(551)	—
Principal paid on finance lease	(995)	(821)
Net cash provided by financing activities	31,445	9,459
Effect of exchange rate changes on cash and cash equivalents	(1,174)	1,617
Net increase (decrease) in cash, cash equivalents and restricted cash	70,795	(72,279)
Cash, cash equivalents and restricted cash at beginning of period	94,647	174,359
Cash, cash equivalents and restricted cash at end of period	$165,442	$102,080
Supplemental disclosures of cash flow information
Taxes paid, net of refunds	$1,236	$684
Other interest paid	$3,477	$3,164
Supplemental schedule of noncash investing and financing activities
Contingent consideration acquired	$—	$7,700
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,671	$838

See accompanying notes to condensed consolidated financial statements.

GLAUKOS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization and Basis of Presentation

Organization and Business

Glaukos Corporation (Glaukos or the Company), incorporated in Delaware on July 14, 1998, is an ophthalmic pharmaceutical and medical technology company focused on developing novel dropless platform therapies and commercializing associated products for the treatment of glaucoma, corneal disorders, and retinal diseases. The Company first developed Micro-Invasive Glaucoma Surgery (MIGS) as an alternative to the traditional glaucoma treatment paradigm, launching its first MIGS device commercially in 2012. Since that time, the Company has launched additional MIGS products. In 2024, the Company commenced commercial launch activities for iDose TR, a sustained-release pharmaceutical product used in the treatment of glaucoma. The Company also recently commenced its commercial launch of Epioxa, a proprietary bio-activated and incision-free pharmaceutical therapy for the treatment of a rare corneal disorder, keratoconus, that was approved by the United States (U.S.) Food and Drug Administration (FDA) in 2025. All of these products are part of a portfolio of platforms the Company is developing to support ongoing pharmaceutical and medical device innovations. Products or product candidates for each of these platforms are designed to advance the standard of care through better treatment options across the areas of glaucoma; corneal disorders such as keratoconus, dry eye and refractive vision correction; and retinal diseases such as neovascular age-related macular degeneration, diabetic macular edema and retinal vein occlusion.

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

As permitted by Form 10-Q and Article 10 of Regulation S-X, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments necessary for the fair presentation of the Company’s financial information contained herein. All such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 31, 2025 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements. These interim financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2025, which are contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on February 23, 2026. The Company’s results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period.

Recent Developments

On September 29, 2026, the Company entered into a resolution agreement (the Resolution Agreement) with the Regents of the University of California (the Regents) to resolve the final payment relating to certain U.S. patents under the December 2014 UC-Glaukos Agreement. Pursuant to the Resolution Agreement, the Company agreed to pay the Regents $14.1 million, a portion of which will be directed to the Gavin Herbert Eye Institute and other recipients to develop innovative technologies to diagnose and treat ophthalmic and other diseases and disorders (the Resolution Amount), in exchange for a release of all claims relating to the December 2014 agreement and the specified patents, including claims for past or future payments under the December 2014 agreement. As of September 30, 2026, the Resolution Amount is included in accrued liabilities on the condensed consolidated balance sheets, and was paid in October 2026.

On April 15, 2026, the U.S. Centers for Medicare & Medicaid Services (CMS) assigned a unique, permanent Healthcare Common Procedure Coding System (HCPCS) J-code for Epioxa, J2789 which became effective on July 1, 2026. J-codes are used by U.S. government and commercial payers to streamline the billing and reimbursement process for procedural pharmaceuticals administered by a healthcare professional, such as Epioxa. The Company also advanced initial commercial launch plans of Epioxa, and as part of the launch, the Company completed the transition of commercial efforts and manufacturing from Photrexa to Epioxa during the third quarter of 2026.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that equate to the amount reported in the condensed consolidated statements of cash flows as of the beginning and end of the nine months ended September 30, 2026 (in thousands):

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$162,327	$90,813
Restricted cash	3,115	3,834
Cash, cash equivalents and restricted cash	$165,442	$94,647

The Company’s cash and cash equivalents include cash in readily available checking and money market accounts, as well as certificates of deposit. The Company maintains balances of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Advertising Costs

Advertising costs consist primarily of print media, digital media, and spokesperson endorsements. Print and digital media advertising costs are expensed as incurred, while costs associated with spokesperson endorsements are capitalized and expensed upon the first showing or distribution of the related advertisement.

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

In November 2024, the FASB issued ASU No. 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of certain costs and expenses on an interim and annual basis. ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of adopting ASU No. 2024-03 on its condensed consolidated financial statements and related disclosures.

Note 3. Balance Sheet Details

Short-term Investments

Short-term investments consisted of the following (in thousands):

	At September 30, 2026
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. treasury securities	less than 2	$75,004	$3	$(279)	$74,728
Bank certificates of deposit	less than 1	39,174	1	(36)	39,139
Commercial paper	less than 1	3,897	—	(1)	3,896
Corporate notes	less than 3	46,830	16	(403)	46,443
Asset-backed securities	less than 3	9,769	1	(32)	9,738
Municipal bonds	less than 3	435	—	(7)	428
Total		$175,109	$21	$(758)	$174,372

	At December 31, 2025
	Maturity	Amortized cost	Unrealized	Unrealized	Estimated
	(in years)	or cost	gains	losses	fair value
U.S. treasury securities	less than 3	$66,912	$258	$—	$67,170
Bank certificates of deposit	less than 2	60,950	56	—	61,006
Commercial paper	less than 1	10,808	5	—	10,813
Corporate notes	less than 3	35,909	203	(2)	36,110
Asset-backed securities	less than 3	10,602	21	—	10,623
Municipal bonds	less than 1	2,225	—	—	2,225
Total		$187,406	$543	$(2)	$187,947

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

The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest expense in the accompanying condensed consolidated statements of operations through an allowance for credit losses. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss. Unrealized losses on available-for-sale debt securities as of September 30, 2026 and December 31, 2025 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Further, the Company does not intend to sell these investments prior to maturity and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis. Accordingly, the Company did not record an allowance for credit losses with respect to these investments as of September 30, 2026 and December 31, 2025.

Accounts Receivable, Net

Accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accounts receivable	$157,581	$116,968
Allowance for credit losses	(7,577)	(8,360)
	$150,004	$108,608

Accounts receivable, net increased as of September 30, 2026 compared to December 31, 2025 primarily due to an increased proportion of net sales from iDose TR and Epioxa during the first nine months of 2026 given iDose TR and Epioxa have extended payment terms and higher net sales price per unit than the Company’s other products. The Company’s allowance for credit losses represents management’s estimate of current expected credit losses related to customer receivables. Bad-debt write-offs charged during the three and nine months ended September 30, 2026 were not significant.

Additionally, one customer, the Company's specialty pharmacy, accounted for approximately 17% of net accounts receivable as of September 30, 2026. No single customer accounted for more than 10% of net accounts receivable as of December 31, 2025.

Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Finished goods	$25,300	$23,039
Work in process	20,471	15,137
Raw material	15,261	25,388
	$61,032	$63,564

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued bonuses	$21,281	$25,270
Accrued payroll taxes	4,089	3,091
Accrued Employee Stock Purchase Plan liability	1,779	2,863
Accrued sales rebates	14,671	10,192
Accrued resolution agreement liability	14,100	—
Accrued vacation benefits	6,341	5,910
Other accrued liabilities	40,058	29,325
	$102,319	$76,651

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		At September 30, 2026
		Quoted prices in
		active markets	Significant	Significant
	September 30,	for identical	other observable	unobservable
	2026	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
Assets
Cash equivalents:
Money market funds (i)	$27,191	$27,191	$—	$—
Available for sale securities:
U.S. treasury securities (ii)(v)	76,219	—	76,219	—
Bank certificates of deposit (ii)	39,139	—	39,139	—
Corporate notes (ii)	46,443	—	46,443	—
Commercial paper (ii)(vi)	4,824	—	4,824	—
Asset-backed securities (ii)	9,738	—	9,738	—
Municipal bonds (ii)	428	—	428	—
Investments held for deferred compensation plans (iii)	24,027	—	24,027	—
Total Assets	$228,009	$27,191	$200,818	$—
Liabilities
Deferred compensation plans (iv)	$22,530	$—	$22,530	$—
Contingent consideration (vii)	9,124	—	—	9,124
Total Liabilities	$31,654	$—	$22,530	$9,124

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
(v)
One U.S. treasury security totaling $1,491 (in thousands) is included in cash and cash equivalents on the condensed consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the condensed consolidated balance sheets.
(vi)
One commercial paper security totaling $928 (in thousands) is included in cash and cash equivalents on the condensed consolidated balance sheets, as the investment has a maturity of three months or less from the date of purchase on the condensed consolidated balance sheets.
(vii)
Of the total $9.1 million, $8.4 million and $0.7 million are included in other liabilities and accrued liabilities, respectively, on the condensed consolidated balance sheets.

		At December 31, 2025
		Quoted prices in
		active markets	Significant	Significant
	December 31,	for identical	other observable	unobservable
	2025	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
Assets
Cash equivalents:
Money market funds (i)	$28,301	$28,301	$—	$—
Available for sale securities:
U.S. treasury securities (ii)	67,170	—	67,170	—
Commercial paper (ii)	10,813	—	10,813	—
Bank certificates of deposit (ii)	61,006	—	61,006	—
Corporate notes (ii)	36,110	—	36,110	—
Asset-backed securities (ii)	10,623	—	10,623	—
Municipal bonds (ii)	2,225	—	2,225	—
Investments held for deferred compensation plans (iii)	19,541	—	19,541	—
Total Assets	$235,789	$28,301	$207,488	$—
Liabilities
Deferred compensation plans (iv)	$18,493	$—	$18,493	$—
Contingent consideration (v)	9,265	—	—	9,265
Total Liabilities	$27,758	$—	$18,493	$9,265

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

As of September 30, 2026 and December 31, 2025, the contingent consideration liability was $9.1 million and $9.3 million, respectively. A roll forward of activity for the nine months ended September 30, 2026 is as follows:

September 30,
2026
Balance at December 31, 2025	$9,265
Changes in fair value	410
Payments	(551)
Balance at September 30, 2026	$9,124

There were no transfers between levels within the fair value hierarchy during the periods presented.

Note 5. Real Estate Acquisitions and Leases

Leases

The following table presents the maturity of the Company’s operating and finance lease liabilities within the condensed consolidated balance sheets:

Maturity of Lease Liabilities	Operating	Finance
(in thousands)	Leases (a)	Leases (b)
Remainder of 2026	$876	$1,386
2027	4,764	5,651
2028	4,574	5,821
2029	4,419	5,995
2030	4,397	6,175
2031	4,450	6,360
Thereafter	35,992	77,980
Total lease payments	$59,472	$109,368
Less: imputed interest	22,793	40,900
Total lease liabilities	$36,679	$68,468

(a)
Operating lease payments include $26.2 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)
Finance lease payments include $75.8 million related to options to extend lease terms that are reasonably certain of being exercised.

Note 6. Intangible Assets and Goodwill

Intangible Assets

The Company evaluated its indefinite-lived intangible assets for impairment and concluded there were no indicators of impairment as of September 30, 2026.

Goodwill

The assessment of goodwill by reporting unit is performed annually, in the fourth quarter, or more frequently if events or circumstances indicate the carrying value may no longer be recoverable and that an impairment loss may have occurred. The Company considered the current and expected future economic and market conditions and its impact on the Company’s reporting unit. Based on interim assessments, the Company did not identify any “triggering” events which would indicate an impairment of goodwill as of September 30, 2026.

The following table presents the composition of the Company’s intangible assets and goodwill (in thousands):

	Weighted-	As of September 30, 2026			As of December 31, 2025
	Average	Gross			Gross
	Amortization	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Period (in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Photrexa developed technology	4.7	$7,801	$(7,132)	$669	$7,801	$(3,322)	$4,479
Epioxa developed technology	6.0	111,700	(17,066)	94,634	111,700	(3,103)	108,597
License	4.0	5,190	(1,637)	3,553	5,190	(435)	4,755
In place leases	3.8	666	(542)	124	666	(345)	321
Mobius developed technology and customer relationships	9.0	17,800	(2,719)	15,081	17,800	(1,236)	16,564
Intangible assets subject to amortization		143,157	(29,096)	114,061	143,157	(8,441)	134,716

Acquired in-process research and development	Indefinite	$7,200	$—	$7,200	$7,200	$—	$7,200

Total		$150,357	$(29,096)	$121,261	$150,357	$(8,441)	$141,916

Goodwill	Indefinite	$66,710	$—	$66,710	$66,710	$—	$66,710

As of September 30, 2026, expected amortization expense for unamortized finite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Remainder of 2026	$5,760
2027	23,394
2028	21,528
2029	20,594
2030	20,594
Thereafter	22,191
Total amortization	$114,061

Actual amortization expense to be reported in future periods could differ from these estimates as a result of asset impairments, acquisitions, or other facts and circumstances.

Note 7. Revenue from Contracts with Customers

The Company’s net sales are generated primarily from sales of iDose TR, its iStent family of products, Epioxa and associated drug formulations, and the proprietary bioactivation systems. The Company’s customers are primarily comprised of ambulatory surgery centers, hospitals, a specialty pharmacy and physician private practices, with third party distributors being used in certain international locations where the Company currently does not have a direct commercial presence.

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

Revenue is recognized at an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services, and substantially all of the Company’s net sales for the three and nine months ended September 30, 2026 and 2025 are considered revenue from contracts with customers.

Disaggregation of Revenue

The Company’s revenues disaggregated by product category and geography for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended
	September 30,
	United States		International		Total
	2026	2025	2026	2025	2026	2025
Glaucoma	$118,635	$80,806	$33,356	$29,443	$151,991	$110,249
Corneal Health	56,212	20,645	2,827	2,643	59,039	23,288
Total	$174,847	$101,451	$36,183	$32,086	$211,030	$133,537

	Nine Months Ended
	September 30,
	United States		International		Total
	2026	2025	2026	2025	2026	2025
Glaucoma	$330,637	$212,216	$105,794	$89,703	$436,431	$301,919
Corneal Health	103,293	54,824	7,487	7,578	110,780	62,402
Total	$433,930	$267,040	$113,281	$97,281	$547,211	$364,321

Contract Balances

Contract Assets

Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. Payment terms on invoiced amounts are typically between 30 – 60 days for glaucoma and corneal health products, though extended payment terms have been offered as part of the iDose TR and Epioxa commercial launches. However, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of September 30, 2026 and December 31, 2025, substantially all amounts included in accounts receivable, net on the condensed consolidated balance sheets are related to contracts with customers.

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

The Company’s total accrued volume-based rebates and MDRP allowances are included in accrued liabilities on the condensed consolidated balance sheets. A roll forward of activity for the nine months ended September 30, 2026 is as follows:

September 30,
2026
Reserve balance, December 31, 2025	$10,192
Current period provision	14,246
Payments and credits	(9,767)
Reserve balance, September 30, 2026	$14,671

Additionally, the Company has performance obligations related to co-payment and voluntary patient assistance programs to provide financial assistance to qualified patients. These performance obligations are expected to be recognized when the customer or patient elects to utilize the discount, which is generally within one year. The impact of these programs on revenue were not material for the periods presented.

During the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any revenue related to material changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

The Company’s net sales within a fiscal year may be impacted seasonally, as demand for U.S. ophthalmic procedures is typically softer in the first quarter and stronger in the fourth quarter of a given year.

Note 8. Net Earnings (Loss) per Share

Basic net earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. The computation of diluted earnings per share assumes the issuance of common stock for all potentially dilutive stock options, restricted stock units and shares issuable under the Company's employee stock purchase plan. For periods when the Company realizes a net loss, no common stock equivalents are included in the calculation of weighted average number of dilutive common stock equivalents as the effect of applying the treasury stock method is considered anti-dilutive.

Reconciliations of the numerator and denominator of the basic and diluted earnings per share computations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Numerator:
Net income (loss) attributable to common stockholders	$2,018	$(16,231)	$(36,142)	$(54,034)

Denominator:
Weighted-average common shares outstanding, basic	59,105	57,398	58,651	57,083
Dilutive effect of stock options	900	—	—	—
Dilutive effect of performance-based stock options	342	—	—	—
Dilutive effect of restricted stock units	596	—	—	—
Dilutive effect of performance-based restricted stock units	246	—	—	—
Dilutive effect of employee stock purchase plan	7	—	—	—
Weighted-average common shares outstanding, diluted	61,196	57,398	58,651	57,083

Basic and diluted net loss per share are the same for the three months ended September 30, 2025 and the nine months ended September 30, 2026 and 2025 due to the Company’s net loss position. The following potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares, in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2025	2026	2025
Stock options outstanding	1,897	1,560	1,965
Unvested restricted stock units	594	725	745
Employee stock purchase plan	2	8	1
Total	2,493	2,293	2,711

Note 9. Stock-Based Compensation

The following table summarizes the allocation of stock-based compensation related to stock options and restricted stock units (RSUs) in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost of sales	$1,231	$1,110	$3,877	$3,151
Selling, general and administrative	12,565	10,469	48,767	32,455
Research and development	3,977	3,334	13,138	10,312
Total	$17,773	$14,913	$65,782	$45,918

At September 30, 2026, the total unamortized stock‑based compensation expense was approximately $112.9 million, of which $17.5 million and $95.4 million was attributable to stock options and RSUs, respectively. The Company currently issues its annual stock options and RSU grants to senior executives during the first quarter and all other eligible employees during the second quarter, of each year.

Of the $17.5 million related to stock options, $13.0 million is attributable to time-based stock options and will be recognized over the time-based stock options’ remaining vesting terms of approximately 4.0 years (2.6 years on a weighted average basis). The remaining $4.5 million is attributable to performance-based options and will be recognized over the performance-based stock options’ remaining vesting terms of approximately one year (1.1 years on a weighted average basis).

Of the $95.4 million related to RSUs, $88.0 million is attributable to time-based RSUs and will be recognized over the RSUs’ vesting terms of approximately 4.0 years (2.8 years on a weighted-average basis). The remaining $7.4 million is attributable to performance-based RSUs and will be recognized over the performance-based RSUs’ remaining vesting terms of less than two years (1.2 years on a weighted average basis).

The total stock-based compensation cost capitalized in inventory was not significant for the three and nine months ended September 30, 2026 or 2025.

Note 10. Income Taxes

For the three and nine months ended September 30, 2026, the Company recorded a provision for income taxes of $0.3 million and $1.4 million, respectively, with an effective tax rate of 13.06% and (4.16)%, respectively. For the three and nine months ended September 30, 2025, the Company recorded a provision for income taxes of $0.2 million and $0.8 million, respectively. For each of the three and nine months ended September 30, 2026 and 2025, the provision for income taxes was primarily comprised of state and foreign income tax expense, net of release of uncertain tax positions for which the statute of limitations has expired.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (OBBBA). Key provisions of the OBBBA include the extension and modification of certain provisions of the Tax Cuts and Jobs Act of 2017, changes to bonus depreciation, adjustments to business interest expense limitations, and modifications to the treatment of research and development expenditures. The OBBBA has multiple effective dates, with certain changes effective in 2025 and others in 2026. The Company has reflected the effect of the

OBBBA within the provision for income taxes and the deferred tax balances as of September 30, 2026. The OBBBA did not materially impact the Company's effective tax rate for the three and nine months ended September 30, 2026.

Note 11. Commitments and Contingencies

Secured Letter of Credit

The Company has a letter of credit that is related to its corporate headquarters in Aliso Viejo, California. The letter of credit is secured with an amount of cash held in a restricted account of approximately $2.9 million and $3.6 million as of September 30, 2026 and December 31, 2025, respectively. Beginning in May 2022, and on each twelve-month anniversary thereafter, the letter of credit will be reduced by 20% until the letter of credit amount has been reduced to $2.0 million.

Deferred Compensation Plan

Pursuant to the Company’s Deferred Compensation Plan, eligible senior level employees are permitted to make elective deferrals of compensation to which he or she will become entitled in the future. The Company has also established a rabbi trust that serves as an investment to shadow the Deferred Compensation Plan liability. The investments of the rabbi trust consist of COLIs. The fair value of the Deferred Compensation Plan liability, included in other liabilities on the condensed consolidated balance sheets, was approximately $22.5 million and $18.5 million as of September 30, 2026 and December 31, 2025, respectively, and the cash surrender value of the COLIs, included in deposits and other assets on the condensed consolidated balance sheets, which reflects the underlying assets at fair value, was approximately $24.0 million and $19.5 million as of September 30, 2026 and December 31, 2025, respectively.

Note 12. Business Segment Information

The Company has one business activity and operates as one operating segment: the development and commercialization of ophthalmic therapies designed to treat glaucoma, corneal disorders and retinal diseases. The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company’s revenues disaggregated by revenue and product category are included in Note 7. Revenue from Contracts with Customers. The Company’s chief operating decision-maker, its Chief Executive Officer, reviews its consolidated operating results for the purpose of allocating resources and evaluating financial performance.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net sales	$211,030	$133,537	$547,211	$364,321
Less:
Cost of sales	31,164	28,831	98,519	80,043
Sales, marketing & distribution	55,238	40,207	158,136	114,675
Research & development	30,953	26,859	92,818	75,583
Clinical	17,142	11,213	50,723	31,380
General & administrative	75,705	42,792	181,810	122,372
Acquired in-process research and development	—	—	1,500	—
Significant segment expenses	210,202	149,902	583,506	424,053
Interest income	2,493	2,552	7,203	8,202
Interest expense	(1,087)	(1,175)	(3,671)	(3,489)
Other income (expense), net	87	(1,009)	(1,936)	1,793
Income tax provision	303	234	1,443	808
Net income (loss)	$2,018	$(16,231)	$(36,142)	$(54,034)

	Property and equipment, net		Depreciation and amortization		Capital expenditures
	September 30,	December 31,	Nine Months September 30,		Nine Months September 30,
	2026	2025	2026	2025	2026	2025
United States	$111,502	$113,054	$29,566	$25,891	$8,323	$4,678
International	566	199	54	38	453	74
Total	$112,068	$113,253	$29,620	$25,929	$8,776	$4,752

Note 13. Subsequent Events

On October 2, 2026, the Company entered into a development agreement and related lease agreement for a new research and development (R&D) and manufacturing facility in Huntsville, Alabama (Huntsville Facility). The Huntsville Facility is expected to contain approximately 259,000 square feet situated on approximately 25 acres of land, and will include office, cleanroom, laboratory, warehouse and manufacturing space, which is anticipated to result in approximately $42.0 million in project costs over the multi-year project. The Company expects construction to begin in the fourth quarter of 2026.

On October 8, 2026, the Company announced it had entered into an exclusive license agreement with RevOpsis Therapeutics, Inc. (RevOpsis) for the rights to research, develop, manufacture and commercialize a multi-specific biologic molecule, as well as up to four additional retinal products, utilizing RevOpsis’ proprietary platform.

Under the agreement, the Company paid a non-refundable upfront license fee of $10.0 million. The Company may also be required to make development and regulatory milestone payments of up to $165.0 million for the licensed biologic molecule, and license fee and milestone payments of up to $175.0 million for each of the four additional products it has the right to license, for a total of $875.0 million in potential milestone payments in the event the Company licenses, develops and commercializes all five products. RevOpsis is also eligible to receive tiered royalties ranging from 3% to 8% on annual net sales of licensed products, and the Company has the right to designate one Company representative to serve on the RevOpsis board of directors.

Effective as of October 21, 2026, the Company entered into agreement to acquire certain real property consisting of an approximately 40,000 square foot, two-story building, located in Aliso Viejo, California (the Aliso Building) and adjacent to the Company's existing Aliso Viejo, California corporate headquarters. The transaction is not expected to close until mid- to late-2027 and remains subject to certain closing conditions. The Aliso Building provides the Company with future expansion opportunities and potentially reduces future capital expenditures associated with construction of an additional building as part of the Company's corporate headquarters. The purchase price for the Aliso Building will be $15.2 million.

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

Overview

We are an ophthalmic pharmaceutical and medical technology company focused on developing novel dropless platform therapies and commercializing associated products for the treatment of glaucoma, corneal disorders, and retinal disease. We first developed Micro-Invasive Glaucoma Surgery (MIGS) as an alternative to the traditional glaucoma treatment paradigm, launching our first MIGS device commercially in 2012. Since that time, we have launched additional MIGS products. In 2024, we commenced commercialization activities for iDose TR, a sustained-release pharmaceutical product used in the treatment of glaucoma. We also advanced our initial commercial launch plans of Epioxa, a proprietary bio-activated and incision-free pharmaceutical therapy for the treatment of a rare corneal disorder, keratoconus, that was approved by the United States (U.S.) Food and Drug Administration (FDA) in 2025. All of these products are part of a portfolio of platforms we are developing to support ongoing pharmaceutical and medical device innovations. Products or product candidates for each of these platforms are designed to advance the standard of care through better treatment options across the areas of glaucoma; corneal disorders such as keratoconus, dry eye and refractive vision correction; and retinal diseases such as neovascular age-related macular degeneration, diabetic macular edema and retinal vein occlusion.

Financial Overview

The most important financial indicators that we use to assess our business are net sales, gross margin, operating expenses, and cash on hand.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Net sales	$211,030	$133,537	$547,211	$364,321
Gross margin	85%	78%	82%	78%
Operating expenses	$179,038	$121,071	$484,987	$344,010

	September 30,	December 31,
	2026	2025
Cash, cash equivalents, short-term investments and restricted cash	$339,814	$282,594

Please see Results of Operations and Liquidity and Capital Resources below for a detailed discussion of each of the above items including analysis of the fluctuations from year to year.

We realized net income for the three months ended September 30, 2026 of $2.0 million and incurred a net loss for the nine months ended September 30, 2026 of $36.1 million. We incurred net losses for the three and nine months ended September 30, 2025 of $16.2 million and $54.0 million, respectively. As of September 30, 2026, we had an accumulated deficit of $969.3 million.

Recent Developments

On October 21, 2026, we entered into agreement to acquire certain real property consisting of an approximately 40,000 square foot, two-story building, located in Aliso Viejo, California (the Aliso Building) and adjacent to our existing Aliso Viejo, California corporate headquarters. The transaction is not expected to close until mid- to late-2027 and remains subject to certain closing conditions. The Aliso Building provides us with future expansion opportunities and potentially reduces future capital expenditures associated with construction of an additional building as part of our corporate headquarters. The purchase price for the Aliso Building will be $15.2 million.

On October 8, 2026, we announced that we entered into an exclusive license agreement with RevOpsis Therapeutics, Inc. (RevOpsis) for the rights to research, develop, manufacture and commercialize a multi-specific biologic molecule, as well as up to four additional retinal products, utilizing RevOpsis’ proprietary platform. Under the agreement, we paid a non-refundable upfront license fee of $10.0 million. We may also be required to make development and regulatory milestone payments of up to $165.0 million for the licensed biologic molecule, and license fee and milestone payments of up to $175.0 million for each of the four additional licensed products, for a total of $875.0 million in potential milestone payments in the event the Company licenses, develops and commercializes all five products. RevOpsis is also eligible to receive tiered royalties ranging from 3% to 8% on annual net sales of licensed products, and the Company has the right to designate one Company representative to serve on the RevOpsis board of directors.

On October 2, 2026, we entered into a development agreement and related lease agreement for a new research and development (R&D) and manufacturing facility in Huntsville, Alabama (Huntsville Facility). The Huntsville Facility is expected to contain approximately 259,000 square feet situated on approximately 25 acres of land, and will include office, cleanroom, laboratory, warehouse and manufacturing space, which is anticipated to result approximately $42.0 million in project costs over the multi-year project. We expect construction to begin in the fourth quarter of 2026.

On September 29, 2026, the Company entered into a resolution agreement (the Resolution Agreement) with the Regents of the University of California (the Regents) to resolve the final payment relating to certain U.S. patents under the December 2014 UC-Glaukos Agreement. Pursuant to the Resolution Agreement, we agreed to pay the Regents $14.1 million, a portion of which will be directed to the Gavin Herbert Eye Institute and other recipients to develop innovative technologies to diagnose and treat ophthalmic and other diseases and disorders (the resolution amount), in exchange for a release of all claims relating to the December 2014 agreement and the specified patents, including claims for past or future payments under the December 2014 agreement.

On April 15, 2026, the U.S. Centers for Medicare & Medicaid Service (CMS) assigned a unique, permanent Healthcare Common Procedure Coding System (HCPCS) J-code for Epioxa, J2789 which became effective on July 1, 2026. J-codes are used by U.S. government and commercial payers, to streamline the billing and reimbursement process for procedural pharmaceuticals administered by a healthcare professional, such as Epioxa. Epioxa represents an advancement in keratoconus care, offering an incision-free alternative to traditional corneal cross-linking procedures. In the quarter ended September 30, 2026, we also advanced our initial commercial launch plans of Epioxa, and as part of the launch, we completed transition of commercial efforts and manufacturing from Photrexa to Epioxa during the third quarter of 2026.

Impact of the Current Global Economic Environment

As a result of ongoing international events and ongoing macroeconomic conditions, global and regional economies continue to experience varying levels of inflation, supply shortages or delays, volatility in supply and demand conditions, foreign exchange rate fluctuations, uncertainty around global trade, and other conditions that have led to disruptions in commerce and pricing stability. These conditions may be exacerbated by heightened geopolitical tensions in the Middle East, including the ongoing conflict between the U.S. and Iran and the related blockage of the Strait of Hormuz, which has increased oil prices and may cause downstream effects on our logistics, manufacturing, and raw material costs.

The effects of foreign currency fluctuations were most notably experienced in our international glaucoma business. Our year over year growth rate of net sales of our international glaucoma franchise was negatively affected by approximately 125 basis points and positively affected by approximately 245 basis points for the three and nine months ended September 30, 2026 respectively, in both cases primarily related to the Australian dollar and the Brazilian Real for the three months ended September 30, 2026, and those two currencies plus the Euro for the nine months ended September 30, 2026, partially offset in both periods by the Japanese Yen. For the three and nine months ended September 30, 2025, net sales of our international glaucoma business were positively affected by approximately 330 and 120 basis points, respectively, primarily related to the Euro and British Pound.

Developments Impacting Reimbursement Rates and Coverage

In the U.S., healthcare providers use separate billing codes to report the provision of medical procedures and use of supplies to third-party payers, such as government programs or private insurance, and seek reimbursement for all or a portion of those costs. Physician fee payment rates for procedures covered by temporary Current Procedural Terminology (CPT) codes in the Medicare Fee for Service setting, such as a standalone trabecular micro-bypass procedure utilizing the iStent infinite, or the implanting of iDose TR products, are set by the multi-state, regional contractors, or Medicare Administrative Contractors (MACs), of which there are currently seven, that are responsible for administering Medicare claims. As of September 30, 2026, the professional fees associated with an iDose TR procedure have been formally published by five of the seven MACs. MACs have in the past, and may in the future, change coverage terms, and there can be no assurance that coverage and adequate reimbursement will be obtained from, or maintained by, the MACs.

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

We estimate that approximately 80% of procedures utilizing our iDose TR and iStent family of products in the U.S. have been performed in the ambulatory surgery center setting and the remaining estimated 20% of procedures have been performed in the hospital.

Now that Epioxa, our new corneal cross-linking (CXL) procedure, has been approved by the U.S. FDA, reimbursement is expected to primarily involve updates to third-party commercial insurance policies as the vast majority of patients who are diagnosed with, and then treated for, keratoconus are below the Medicare age, with a lesser proportion of patients expected to be treated through Medicaid programs. As an in-office procedure, the procedural component of Epioxa will be covered by a temporary Category III CPT code, 0402T, which is the same code used for Photrexa. The professional fees associated with the CXL procedure will be determined by each payer. Reimbursement for physician-administered drugs is typically accomplished administratively through the use of a HCPCS J-code. A unique, permanent HCPCS J-code for Epioxa, J2789, has been established and became effective on July 1, 2026. Coverage and reimbursement can differ significantly from payer to payer, and payers can change or deny coverage for new or existing products without notice. We continue to make progress with payers to secure access pathways or policy coverage for Epioxa, with access pathways now established with the five largest payers.

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

During the second quarter of 2026, five of the seven MACs issued proposed Local Coverage Determinations (LCDs) outlining proposed Medicare coverage criteria for iDose TR. The proposed LCDs were subject to a public comment process, which concluded on July 4, 2026. We continue to participate in the review process and monitor developments while awaiting a possible issuance of final LCDs. Should final LCDs be issued, there will be a 45-day waiting period from the date of issuance before they would become effective. While we believe the clinical evidence supporting iDose TR, together with real-world outcomes and feedback provided by physicians, medical societies, and other stakeholders during the public comment process, supports appropriate Medicare coverage that preserves physician decision-making and patient access, the timing, content, and potential impact of any final LCDs remain uncertain.

For additional information, see the section titled Risks Related to Our Business within Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Components of Results of Operations

Net Sales

Our net sales are generated primarily from sales of iDose TR, our iStent family of products, Epioxa and other associated drug formulations, and our proprietary bioactivation systems. Customers are primarily comprised of ambulatory surgery centers, hospitals, a specialty pharmacy and physician private practices, with independent distributors being used in certain international locations where we currently do not have a direct commercial presence. We currently operate in one operating and reportable segment and our primary business activity is the development and commercialization of therapies across several end markets within ophthalmology.

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

Cost of sales also includes amortization of the developed technology intangible assets recorded as a result of our acquisitions of Avedro, Inc. (Avedro) and Mobius Therapeutics, LLC (Mobius), respectively, and our sales agreement with Celanese Canada ULC (Celanese Agreement). For the three months ended September 30, 2026 and 2025, amortization expense was $5.8 million and $6.1 million, respectively. For the nine months ended September 30, 2026 and 2025, amortization expense was $20.4 million and $17.5 million, respectively.

We manufacture our iStent family of products and iDose TR at our facilities in San Clemente, California and our proprietary bioactivation systems at our manufacturing facility in Burlington, Massachusetts. We contract with third-party manufacturers in the U.S. and Germany to produce Epioxa and other associated drug formulations. We currently intend to maintain our manufacturing facilities at our San Clemente and Burlington locations for the foreseeable future.

Based on our current production volumes of our iStent family of products, iDose TR and our proprietary CXL bioactivation systems compared to our potential capacity for those products, a considerable portion of our per unit costs is comprised of manufacturing overhead expenses. These expenses include quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management.

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

Income Taxes

Our tax provision is primarily comprised of state and foreign income taxes offset by release of uncertain tax positions for which the statute of limitations has expired. Our net deferred tax liability of $0.4 million at September 30, 2026 and December 31, 2025 primarily represents the excess of our indefinite-lived deferred tax liabilities over our indefinite-lived deferred tax assets. We continue to provide a full valuation allowance against our other net deferred tax assets.

We record reserves for uncertain tax positions where we believe the ability to sustain the tax position does not reach a more likely than not threshold.

Results of Operations

Comparison of Three Months Ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended
	September 30,		% Increase
(dollars in thousands)	2026	2025	(decrease)
Statements of operations data:
Net sales	$211,030	$133,537	58%
Cost of sales	31,164	28,831	8%
Gross profit	179,866	104,706	72%
Operating expenses:
Selling, general and administrative	130,943	82,999	58%
Research and development	48,095	38,072	26%
Total operating expenses	179,038	121,071	48%
Income (loss) from operations	828	(16,365)	NM
Total non-operating income, net	1,493	368	306%
Income tax provision	303	234	29%
Net income (loss)	$2,018	$(16,231)	NM

* NM – Not meaningful.

Net Sales

Net sales for the three months ended September 30, 2026 and 2025 were $211.0 million and $133.5 million, respectively, increasing by approximately 58% primarily related to the factors listed below.

Net sales of glaucoma products in the United States were $118.6 million and $80.8 million for the three months ended September 30, 2026 and 2025, respectively, increasing by 47%. This increase is primarily due to higher sales volume of iDose TR, which has a higher net sales price than our other products, combined with modest growth in the net sales of our non-iDose products.

International sales of glaucoma products for the three months ended September 30, 2026 and 2025 were $33.4 million and $29.4 million, respectively, increasing by 13%. The increase in international sales reflects continued broad-based volume growth in many key international markets for glaucoma procedures, primarily the United Kingdom, France and Australia, partially offset by reimbursement challenges in Germany. Additionally, the dollar-based results of our international sales were affected by favorable foreign exchange rates, primarily related to the Australian dollar and Brazilian Real, partially offset by the Japanese Yen and the Euro, during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

Net sales of corneal health products were $59.0 million and $23.3 million for the three months ended September 30, 2026 and 2025, respectively, increasing by 154%. The $35.8 million increase in net sales generated by our corneal health products were primarily related to U.S. net sales of Epioxa using direct sales operations, partially offset by a decrease in U.S. sales of Photrexa using direct sales operations, as customers transitioned from Photrexa to Epioxa. Our net sales of iLink devices in the U.S. also increased because of new account placements for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Cost of Sales

Cost of sales for the three months ended September 30, 2026 and 2025 were $31.2 million and $28.8 million, respectively, reflecting an increase of approximately $2.3 million, which is generally proportionate to the increase in net sales for the corresponding period, taking into account the increased gross margin contributions from increased iDose TR production and net sales of iDose TR and Epioxa. Our gross margin was 85% for three months ended September 30, 2026 and 78% for the three months ended September 30, 2025.

Selling, General and Administrative Expenses

SG&A expenses for the three months ended September 30, 2026 and 2025 were $130.9 million and $83.0 million, respectively, reflecting an increase of $47.9 million or 58%.

Of the total $47.9 million increase in SG&A expenses for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, $11.4 million related to increased compensation and related employee costs, with $2.1 million of the incremental amount related to an increase in stock-based compensation expense, the majority of which was associated with performance equity awards that were achieved during the quarter. The residual increase of $9.3 million primarily relates to enhancements of various customer and patient support functions, our business intelligence function, and growth in our commercial infrastructure in glaucoma and corneal health, along with increased travel, meetings and accompanying costs as business activities have expanded.

The remaining increase of $36.5 million includes a $14.1 million accrual for our Resolution Agreement payment, with the remaining $22.4 increase attributable to discretionary expenses supporting the above personnel growth, marketing and market access expenses, as well as our ongoing administrative operations, inclusive of information technology, facilities, and allocated expenses.

Research and Development Expenses

R&D expenses for the three months ended September 30, 2026 and 2025 were $48.1 million and $38.1 million, respectively, reflecting an increase of $10.0 million or 26%. Of the total $10.0 million increase, $4.1 million and $5.9 million related to core R&D and clinical expenses, respectively.

Compensation and related employee expenses increased $4.3 million, $0.6 million of which was related to increased stock-based compensation. The remaining increase in R&D expenses of $5.7million was spent on continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as next generation iDose and Epioxa products; and our earlier stage programs for glaucoma, corneal, retinal and other therapeutic investments.

Non-Operating Income, Net

For the three months ended September 30, 2026 and 2025, we had non-operating income, net of $1.5 million and $0.4 million, respectively. This primarily relates to a change in unrealized foreign currency amounts recognized due to intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates, as compared to the three months ended September 30, 2025.

Income Tax Provision

Our effective tax rate for the third quarter of 2026 and 2025 was 13.06% and (1.46)%, respectively. For the three months ended September 30, 2026 and 2025, we recorded a provision for income taxes of $0.3 million and $0.2 million, respectively, which was primarily comprised of state and foreign income tax expense, offset by release of uncertain tax positions for which the statute of limitations has expired.

Comparison of Nine Months Ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended
	September 30,		% Increase
(dollars in thousands)	2026	2025	(decrease)
Statements of operations data:
Net sales	$547,211	$364,321	50%
Cost of sales	98,519	80,043	23%
Gross profit	448,692	284,278	58%
Operating expenses:
Selling, general and administrative	339,946	237,047	43%
Research and development	143,541	106,963	34%
Acquired in-process research and development	1,500	—	100%
Total operating expenses	484,987	344,010	41%
Loss from operations	(36,295)	(59,732)	(39)%
Total non-operating income, net	1,596	6,506	(75)%
Income tax provision	1,443	808	79%
Net loss	$(36,142)	$(54,034)	(33)%

Net Sales

Net sales for the nine months ended September 30, 2026 and 2025 were $547.2 million and $364.3 million, respectively, increasing by approximately 50% primarily related to the factors listed below.

Net sales of glaucoma products in the United States were $330.6 million and $212.2 million for the nine months ended September 30, 2026 and 2025, respectively, increasing by 56%. This increase is primarily due to higher sales volume of iDose TR, which has a higher net sales price than our other products, combined with modest growth in the net sales of our non-iDose products.

International sales of glaucoma products for the nine months ended September 30, 2026 and 2025 were $105.8 million and $89.7 million, respectively, increasing by 18%. The increase in international sales reflects continued broad-based volume growth in many key international markets for glaucoma procedures, primarily France, the United Kingdom, Australia and Canada, partially offset by reimbursement challenges in Germany. Additionally, the dollar-based results of our international sales were affected by favorable foreign exchange rates, primarily related to the Euro, Australian dollar and Brazilian Real, partially offset by the Japanese Yen, during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

Net sales of corneal health products were $110.8 million and $62.4 million for the nine months ended September 30, 2026 and 2025, respectively, increasing by 78%. The $48.4 million increase in net sales generated by our corneal health products is primarily related to U.S. net sales of Epioxa using direct sales operations, as customers transitioned from Photrexa to Epioxa. Our net sales of iLink devices in the U.S. also increased due to new account placements for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

Cost of Sales

Cost of sales for the nine months ended September 30, 2026 and 2025 were $98.5 million and $80.0 million, respectively, reflecting an increase of approximately $18.5 million, which is generally proportionate to the increase in net sales for the corresponding period, taking into account the increased gross margin contributions from increased iDose TR production and net sales of iDose TR and Epioxa. Our gross margin was 82% for the nine months ended September 30, 2026 and 78% for the nine months ended September 30, 2025.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2026 and 2025 were $339.9 million and $237.0 million, respectively, reflecting an increase of $102.9 million or 43%.

Of the total $102.9 million increase in SG&A expenses for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, $42.5 million related to increased compensation and related employee costs, with $16.3 million of the incremental amount related to an increase in stock-based compensation expense, the majority of which was associated with performance equity awards that were achieved. The residual increase of $26.2 million primarily relates to enhancements of various customer and patient support functions, our business intelligence function, and growth in our commercial infrastructure in glaucoma and corneal health, along with increased travel, meetings and accompanying costs as business activities have expanded.

The remaining increase of $60.4 million includes a $14.1 million accrual for our Resolution Agreement payment, with the remaining $46.3 million increase attributable to discretionary expenses supporting the above personnel growth, marketing and market access expenses, as well as and our ongoing administrative operations, inclusive of information technology, facilities, and allocated expenses.

Research and Development Expenses

R&D expenses for the nine months ended September 30, 2026 and 2025 were $143.5 million and $107.0 million, respectively, reflecting an increase of $36.6 million or 34%. Of the total $36.6 million increase, $17.2 million and $19.3 million related to core R&D and clinical expenses, respectively.

Compensation and related employee expenses increased $12.3 million, $2.8 million of which was related to increased stock-based compensation. The remaining increase in R&D expenses of $24.3 million was spent on continued research and development, clinical studies, regulatory activities, quality assurance, clinical inventory and supplies for surgical glaucoma product candidates and pharmaceutical projects, such as next generation iDose and Epioxa products; and our earlier stage programs for glaucoma, corneal, retinal and other therapeutic investments.

Non-Operating Income, Net

We had non-operating income, net of $1.6 million and $6.5 million for the nine months ended September 30, 2026 and 2025, respectively. This primarily relates to a change in unrealized foreign currency amounts recognized due to intercompany loan balances denominated in, and impacted by, changes in foreign currency exchange rates, as compared to the nine months ended September 30, 2025.

Income Tax Provision

Our effective tax rate for the nine months ended September 30, 2026 and 2025 was (4.16)% and (1.52)%, respectively. For the nine months ended September 30, 2026 and 2025, we recorded a provision for income taxes of $1.4 million and $0.8 million, respectively, which was primarily comprised of state and foreign income tax expense, offset by release of uncertain tax positions for which the statute of limitations has expired.

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

The following table summarizes our cash and cash equivalents, short-term investments and selected working capital data as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$162,327	$90,813
Short-term investments	174,372	187,947
Accounts receivable, net	150,004	108,608
Inventory	61,032	63,564
Accounts payable	24,407	24,624
Accrued liabilities	102,319	76,651
Working capital (1)	452,924	373,709

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

We may seek to obtain additional financing in the future through debt or equity financings. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all, and although we have been profitable for certain periods in our operating history, there can be no assurance that we will be profitable or generate cash from operations in the future.

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

As of September 30, 2026, our cash, cash equivalents and short-term investments totaled approximately $336.7 million and our restricted cash totaled approximately $3.1 million.

Short-term Liquidity Requirements

Our short-term liquidity requirements primarily consist of regular operating costs, including information technology related costs and support, R&D project funding, capital expenditures as we continue the development of our manufacturing facilities and office spaces, operating and financing lease obligations, government rebate obligations, and other firm purchase commitments. As of September 30, 2026, we had net working capital of $452.9 million, which indicates that our current assets are sufficient to cover our short-term liabilities.

We expect levels of our capital expenditures to be higher in 2026 than in 2025 as we upgrade certain manufacturing facilities and technologies and continue investing in R&D equipment needed to advance our pipeline. We anticipate approximately $6.7 million in project costs related to the Huntsville Facility during the remainder of 2026.

Long-term Liquidity Requirements

Our long-term liquidity requirements primarily consist of capital expenditures for the continued development of our manufacturing facilities and office spaces, potential future payments related to our licensing agreements and acquisitions, and firm purchase commitments. As demand grows for our products, we will continue to expand global operations to meet demand through investments in our manufacturing capabilities. We currently anticipate approximately $35.3 million in project costs in 2027 related to the Huntsville Facility project.

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

The following table is a condensed summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$40,867	$(21,632)
Investing activities	(343)	(61,723)
Financing activities	31,445	9,459
Exchange rate changes	(1,174)	1,617
Net increase (decrease) in cash, cash equivalents and restricted cash	$70,795	$(72,279)

At September 30, 2026, our cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity.

Operating Activities

In the nine months ended September 30, 2026 and 2025, our operating activities provided $40.9 million and used $21.6 million of net cash, respectively.

For the nine months ended September 30, 2026, our net cash provided by operating activities reflected our net loss of $36.1 million, adjusted for non-cash items of $119.2 million, primarily consisting of stock‑based compensation expense of $65.8 million, amortization of intangible assets of $20.7 million, a resolution agreement accrual of $14.1 million, depreciation of $9.0 million and noncash lease expense of $3.4 million. Additionally, changes in operating assets and liabilities resulted in a net use of cash of $42.2 million, which resulted primarily from an increase in accounts receivable of $41.9 million primarily due to increased iDose TR and Epioxa sales during the nine months ended September 30, 2026 given iDose TR and Epioxa sales have extended terms and an increase in prepaid expenses and other current assets of $10.7 million, partially offset by an increase in accounts payable and accrued liabilities of $11.7 million, and a decrease in inventory of $0.5 million.

For the nine months ended September 30, 2025, our net cash used in operating activities reflected our net loss of $54.0 million, adjusted for non-cash items of $78.3 million, primarily consisting of stock‑based compensation expense of $45.9 million, depreciation of $8.2 million, amortization of intangible assets of $17.8 million, noncash lease expense of $3.2 million, other liabilities of $1.1 million, allowance for doubtful accounts of $7.1million, and amortization of premium on short-term investments of $2.7 million. Additionally, changes in operating assets and liabilities resulted in a net use of cash of $45.9 million, which resulted primarily from an increase in accounts receivable of $42.8 million, primarily due to increased iDose TR sales during the nine months ended September 30, 2025 given iDose TR sales have extended terms, an increase in inventory of $3.7 million, an increase in other assets of $1.3 million, and an increase in prepaid expenses and other current assets of $5.8 million, partially offset by an increase in accounts payable and accrued liabilities of $7.7 million.

Investing Activities

In the nine months ended September 30, 2026 and 2025, our investing activities used $0.3 million and $61.7 million of net cash, respectively.

For the nine months ended September 30, 2026, we received cash of approximately $132.3 million from sales and maturities of short-term investments, we used cash of approximately $119.4 million for purchases of short-term investments, approximately $8.8 million for purchases of property and equipment, primarily related to our facilities in Aliso Viejo, California; and San Clemente, California; and we used approximately $4.5 million related to investments in company-owned life insurance.

For the nine months ended September 30, 2025, we used cash of approximately $192.1 million for purchases of short-term investments, approximately $16.6 million related to the purchase of certain real property consisting of land, a building and certain assumed leases, approximately $12.4 million related to our acquisition of all the outstanding equity interests in Mobius, approximately $4.8 million for purchases of property and equipment, primarily related to our facilities in Aliso Viejo, California; and San Clemente, California; approximately $4.0 million related to investments in company-owned life insurance, and $0.8 million in other investing activities and we received cash of approximately $169.0 million from sales and maturities of short-term investments.

Financing Activities

In the nine months ended September 30, 2026 and 2025, our financing activities provided $31.4 million and $9.5 million, respectively.

For the nine months ended September 30, 2026, we received $41.4 million from the exercises of stock options and purchases of our common stock by employees pursuant to our Employee Stock Purchase Plan and used $8.4 million for payment of employee taxes related to restricted stock unit vesting and paid $1.0 million in principal on our finance lease.

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

Material Cash Requirements

There have been no significant changes to our material cash requirements, including commitments for capital expenditures and known contractual and other obligations, as of September 30, 2026 from those disclosed in our Annual Report, except for the following:

We expect construction of our Huntsville Facility to begin in the fourth quarter of 2026, which is anticipated to result in approximately $42.0 million in project costs over the multi-year project. Additionally, we expect capital expenditures of approximately $10.0 million related to our facilities in Aliso Viejo, California and San Clemente, California.

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

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” included in Part II, Item 7 of our Annual Report. There have been no material changes to our critical accounting policies and estimates as disclosed therein, during the three and nine months ended September 30, 2026, as compared with those disclosed in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our exposure to market risk since December 31, 2025.

Refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our third fiscal quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On September 17, 2025, the Company filed a complaint against SpyGlass Pharma, Inc. (SpyGlass) and its Vice President of Clinical Research, Long Doan, in the United States District Court for the Central District of California (Case No. 8:25-cv-02105), alleging that former Glaukos senior clinical leader Mr. Doan and competitor SpyGlass engaged in the mass misappropriation and unauthorized use of the Company’s confidential information and trade secrets that Mr. Doan surreptitiously uploaded to his personal Google Drive after accepting SpyGlass's offer of employment. On December 11, 2025, after finding that the Company was likely to prevail on the merits of the case and is at risk of irreparable harm, the Court entered an injunction against both SpyGlass and Mr. Doan and in favor of the Company. In March 2026, the Company filed its First Amended Complaint asserting claims against SpyGlass and Mr. Doan, including claims under the Defend Trade Secrets Act. SpyGlass and Mr. Doan have asserted various counterclaims against the Company arising from the parties’ dispute, which the Company disputes. Trial is currently scheduled for January 26, 2027.

Item 1A. Risk Factors

The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, which was filed with the United States (U.S.) Securities and Exchange Commission (SEC) on July 29, 2026 (Quarterly Report). These risks and uncertainties are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. See "Note Regarding Forward-Looking Statements" preceding Part I, Item 1 in this Quarterly Report on Form 10-Q.

We do not believe there are any material changes from the risk factors previously disclosed in the Quarterly Report.

Risks Related to Our Business

The commercial success of our iDose TR and Epioxa products is dependent upon multiple factors, the failure of any one of which could materially impact the prospects of these products and our business.

Our iDose TR travoprost intracameral implant was approved for sale in the U.S. by the FDA in December 2023 and we began commercializing the product in a controlled manner in February 2024. In October 2025, the FDA approved Epioxa, an innovation in keratoconus care, offering an incision-free alternative to traditional corneal cross-linking procedure, which we began commercializing in a controlled manner in early 2026. The ultimate, long-term commercial success of these products will depend upon a number of factors, including physician training on and adoption of their use, establishment of consistent reimbursement, the availability and maintenance of commercial payor coverage, satisfactory patient outcomes, particularly as we continue our commercial launch, product pricing, duration of efficacy, our ability to manufacture product in volumes sufficient to meet customer demand, and marketing in compliance with label restrictions. Our failure to successfully commercialize iDose TR or Epioxa based upon these or other factors could materially adversely impact our net sales, our business, our stock price or our financial condition.

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

Additionally, U.S. government shutdowns, including the shutdown that occurred in the fourth quarter of 2025, have impacted and could in the future impact certain regulatory agencies relevant to us, such as the U.S. FDA. Significant changes to operations at or the funding of such regulatory agencies could cause decreases in staff or changes in policy and enforcement priorities. Hospitals, ambulatory surgery centers, specialty pharmacies and other health care providers may not purchase our products if reductions in agency staffing results in inadequate reimbursement from third-party payers for procedures using our products. If a government shutdown continues for a prolonged period of time, or if a widespread freeze on federal funding occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or negatively affect sales of our products.

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
•
Widespread staffing shortages and turnover, including in ambulatory surgery centers or specialty pharmacies, and mandatory and voluntary quarantining, which may impact elective procedures;
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

Since the Company’s inception in 1998, we have incurred significant operating losses. Although we have been profitable for certain periods in our operating history, including for the three months ended September 30, 2026, there can be no assurance that we will be profitable or generate cash from operations in the future. As of September 30, 2026, we had an accumulated deficit of approximately $969.3 million, principally comprised of costs incurred in our clinical trials, R&D programs, our selling, general and administrative expenses, and from amortization expense related to our acquired developed technology intangible assets included in cost of sales. We have funded our operations to date from the sale of equity securities, including our June 2015 initial public offering, the issuance of notes payable, cash exercises of stock options and warrants to purchase equity securities, cash generated from commercial operations and the issuance of the Company’s 2.75% convertible notes due in 2027, which were fully exchanged, converted or redeemed in 2024. Our operations to date have been, and our future growth and success will be, impacted by our ability to expand our business, including the success of our marketing and sales efforts, our timely satisfaction of regulatory requirements, and our overall ability to maintain a competitive position. To implement our global business strategies we have made, and expect to continue to make, significant investments in R&D activities, clinical studies, expanding our manufacturing capabilities, growing our sales and marketing organization, engaging in market access activities, enforcing and defending our intellectual property rights, acquiring companies or in-license products and intellectual property, building our general and administrative infrastructure, and obtaining regulatory clearance or approval to commercialize our pipeline products globally and expand our existing products into international markets or products. We expect our expenses will continue to increase as we pursue these objectives. While we believe we have sufficient cash to fund our operations for at least the next 12 months from the date our condensed consolidated financial statements for the three and nine months ended September 30, 2026 are made publicly available, our ability to reach sustained profitability and generate positive cash flow in the future is highly uncertain.

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

Our primary sales-generating commercial products have been the iStent, the iStent inject and its successor, the iStent inject W, our iDose TR product, as well as our Epioxa therapies, which we began commercializing in a controlled manner in early 2026. While we expect to continue to derive a significant portion of our net sales from these products, it is important that we continue to build a more complete product offering. Developing additional products is expensive and time-consuming. Our research programs may fail to yield product candidates for clinical development despite showing initial promise. If we are unable to successfully commercialize additional products, our business prospects would be materially affected. Even if we are successful in developing our additional pipeline products, the success of our new product offerings is inherently uncertain and our products, or the expansion of labeling of our products, may not receive regulatory approval, may receive approval that requires restrictive labeling, may not be profitable, or may be subject to transition-related sales disruptions when we introduce new products that are intended to replace or supersede our existing commercial products. Any current or new products could also quickly be rendered obsolete by changing customer preferences, third party payer reimbursement levels, or the introduction of competing products that (i) embody superior technologies, features, safety, quality or efficacy, (ii) reflect a broader label indication, or (iii) are available at lower prices. Our competitors include large publicly traded companies or divisions thereof and have more resources, greater name recognition, longer operating histories, more established relationships with healthcare professionals, customers and third-party payers, broader products lines, more established sales and marketing programs and distribution networks, and greater experience in obtaining regulatory clearance or approval. Additionally, the period of orphan drug exclusivity with respect to our Photrexa pharmaceutical therapy expired in 2023, which has enabled third parties to develop potentially-competitive products.

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

We have and may continue to enter into acquisitions, collaborations, in-licensing agreements, joint ventures and partnerships in order to retain our competitive position within the marketplace, develop new products or expand into new markets. Examples include our acquisitions of Mobius Therapeutics, LLC, DOSE Medical, and Avedro, as well as our licensing of Santen’s PRESERFLO® Microshunt® (Preserflo MicroShunt), and the Attillaps, iVeena, Ripple, Stuart and RevOpsis pharmaceutical compounds. However, we cannot assure you that we will be able to successfully complete any future acquisition we may pursue, or that we will be able to successfully integrate any acquired business, product or technology in a cost-effective and non-disruptive manner. Our future successes will depend, in part, on our ability to manage an expanded business, which may pose substantial challenges for our management, such as increased costs and complexity. There can be no assurances that we will be successful in managing such expanded business or that we will realize the expected economies of scale, synergies and other benefits currently anticipated from recent or future acquisitions or strategic transactions. Additionally, these collaborations, joint ventures, and partnerships may fail to result in any commercialized product, including due to delays in or failures to obtain regulatory approvals, such as the failure to receive approval of the Preserflo MicroShunt in the U.S., and could require us to invest a substantial amount of resources only to ultimately change regulatory strategies or to fail. In addition, these arrangements may be terminated before we are able to realize net sales to sufficiently cover the costs associated therewith, or result in disputes between the parties that ultimately results in litigation, which could materially impact our business. We cannot assure you that any such transaction would result in the benefits expected from the transaction, including revenue growth, increased profitability or an enhancement in our business prospects. Further, pursuing acquisitions, collaborations, in-licensing agreements, joint ventures, alliances or partnerships with third parties, whether or not completed, is costly and time-consuming and could distract Company management from the operation of the business, which could negatively impact our operating results.

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

Several laws have been enacted at the U.S. state level that regulate the development and deployment of AI platforms and systems. Federal agencies in the U.S. are applying existing laws to address AI-related risks. An Executive Order issued in December 2025 seeks to establish uniform federal standards and challenge state laws that regulate AI, although various state and federal regulators are continuing to issue guidance and focus enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued draft guidance on the use of AI in regulatory decision-making for drug and biological products that centers on establishing and evaluating AI model outputs intended to support regulatory decision-making. As with data privacy laws, these state laws and possible federal regulation could have significant effects on us and require us to change our AI practices and incur substantial costs and expenses in order to comply. Additionally, many countries and regions, including the EU, have proposed or passed new and evolving regulations related to the use of AI and machine learning technologies. The regulations may impose onerous obligations and may require us to unexpectedly rework or reevaluate improvements to be compliant. In particular, the EU Artificial Intelligence Act, which was adopted on June 13, 2024, with additional provisions that became effective on August 2, 2026, may affect our use of AI technologies, may require additional compliance measures and changes to our operations and processes, and expose us to increased risk of regulatory enforcement and litigation. Furthermore, some of the AI features involve the processing of personal data and may be subject to laws, policies, legal obligations, and codes of conduct related to privacy and data protection, and could subject us to competitive harm, regulatory enforcement, increased cyber risks, reputational harm, and legal liability.

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

Additionally, ongoing changes to U.S. trade policies, including concerning tariffs on imports, and trade agreements, have resulted in a dynamic and uncertain trade environment. Though we cannot predict with certainty the future trade policy of the U.S. or other countries or the impact of such developments, we believe our exposure to changing tariff rates is generally limited as we primarily source products and product components from the U.S. Nevertheless, uncertainty and changes to tariff policy may cause (i) increases in manufacturing costs, (ii) disruptions or delays to our supply chain, (iii) limitations on our ability to sell our products domestically or abroad, and (iv) reductions in sales volumes and gross margins for our products, any of which could negatively affect our business, results of operations and financial condition.

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

If our facilities, or those of our third-party manufacturers or suppliers, fail to meet the FDA’s Quality System Regulation or cGMP regulations, as applicable, or other standards required by the FDA, we could experience a delay in obtaining the necessary regulatory clearances or approvals to commercialize our pipeline products, which could have a material adverse effect on our business and financial condition and results. On February 2, 2026, the FDA’s final rule implementing the Quality Management System Regulation (QMSR) became effective. The QMSR, which replaced the FDA’s former Quality System Regulation, sets forth the FDA’s cGMP requirements for medical devices and incorporates by reference the medical device quality management system requirements of ISO 13485:2016. Any disclosure of our proprietary or trade secret information in connection with our compliance with the QMSR could have a material adverse effect on our business and financial condition and results.

We have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations and we may also be required to seek additional regulatory approvals to modify our approved products or their manufacturing processes or indications, which may entail significant time and expense. We and our suppliers are subject to extensive post-marketing regulatory requirements and failure to comply with applicable requirements in a timely manner could subject us to enforcement actions, including recall or product approval withdrawals. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. Other post-market requirements on our products include reporting of adverse events and device malfunctions, product tracing, reporting of corrections and removals (recalls), labeling requirements, and promotional restrictions. See Item 1, Business, “Government Regulation––U.S. Regulation & Reimbursement––Post-Market Regulation” in the Annual Report for additional information. Additionally, any recall or product withdrawal, whether required by the FDA, another regulatory authority or initiated by us, could harm our reputation with customers, cause us to incur significant expense and negatively affect our sales.

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

We are subject to healthcare fraud and abuse, anti-kickback, false claims and transparency laws and regulations, among others, which are enforced by federal, state and international governments with respect to our marketing, training, customer arrangements, discount, rebate and pricing programs, product bundling, financial arrangements with physicians, patient assistance programs, reimbursement support services, and other practices. See Item 1, Business, “Government Regulation––U.S. Regulation & Reimbursement” and “International Regulation & Reimbursement” contained in the Annual Report for additional information about the laws and regulations which apply to us. The U.S. Department of Justice has increased its scrutiny of interactions between manufacturers and healthcare providers, as well as various patient, product and reimbursement support programs and speaker bureaus, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Although we try to structure our arrangements within available safe harbors whenever possible, we may nevertheless become subject to government scrutiny or investigation. Violations may result in civil monetary penalties, criminal penalties, and exclusion from participation in government healthcare programs, including Medicare and Medicaid, all of which would have an adverse effect on our business.

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

From time to time, we increase the prices of our products, as we have previously done with our iStent products and Photrexa therapies, or set pricing for new products. Drug pricing by pharmaceutical manufacturers is subject to federal and state reporting requirements and is currently, and is expected to continue to be, under close scrutiny, including with respect to manufacturers that increase the price of products after acquiring those products from other companies. In some cases, such scrutiny has resulted in congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturers’ patient support programs, and reform government program reimbursement methodologies for products. Although our pricing is in part based upon third party studies of the projected economic value of our products to the healthcare system, it may still become subject to such scrutiny.

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

Additionally, the U.S. Inflation Reduction Act of 2022, which is designed to, among other things, have a direct impact on drug prices and reduce drug spending by the federal government, requires drug manufacturers to pay rebates to Medicare if they increase prices faster than inflation for certain drugs used by Medicare beneficiaries. The expansion of inflation-based rebates may complicate our pricing strategies. See Item 1, Business, “Government Regulation––U.S. Regulation & Reimbursement” in the Annual Report for more information on the MDRP. To the extent applicable, these and other similar legislation or regulations will reduce the prices we can charge, and impact the rebate amount we must pay, on sales of our products subject to that act, particularly on sales to our customers if they qualify as covered entities eligible to receive the discounted 340B ceiling price. Compliance with these laws and programs may reduce our net sales, and could require significant resources, which would reduce our profitability. Further, we cannot predict how our participation in, or how future CMS guidance or rules governing, MDRP will affect our profitability (including the potential for increases in our overall Medicaid rebate liability and the obligation to charge reduced prices to covered entities). Any changes to the limitations, calculations, or scope of these programs could negatively impact the results of our operations. Additionally, pricing and rebate calculations are complex and often subject to interpretation by the manufacturer, governmental agencies and courts. A manufacturer that becomes aware that its Medicaid reporting for a prior period was incorrect or has changed as a result of a recalculation of pricing data is obligated to resubmit corrected data up to three years after the data was originally due. Restatements and recalculations may result in an overage or shortfall in our rebate liability for prior periods, and may affect our 340B ceiling price and therefore liability under the 340B program.

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

Our ability to successfully commercialize and achieve market acceptance of our products and compete against other therapies designed to address the same disease states depends in significant part on adequate financial coverage and reimbursement from third party payers, including governmental payers (such as the Medicare and Medicaid programs in the U.S.), managed care organizations and private health insurers. See Item 1, Business, “Government Regulation––U.S. Regulation & Reimbursement” and “International Regulation & Reimbursement” contained in the Annual Report for additional information. Payers continually review the clinical evidence for new therapies and can change their coverage policies without notice or deny payment if the product was not used in accordance with the payer’s coverage policy. Therefore, coverage for our products can differ significantly from payer to payer. As a result, the coverage determination process is often time-consuming and costly and requires us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage will be obtained or will be maintained once it is obtained.

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

The theft, unauthorized use, transfer, or publication of our intellectual property, our confidential business, financial, and/or technical information, or the personal data of our employees and customers by third parties or by our employees could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives, or otherwise adversely affect our business, such as the harm described in our lawsuit against SpyGlass Pharma, Inc. as described in Part II, Item 1, “Legal Proceedings” of this Quarterly Report. Despite our efforts, we cannot guarantee that we will be able to adequately protect our proprietary rights, which could substantially impair our ability to compete. Our patents may be challenged and held invalid or we may be unable to extend the protection on products with expiring patents. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. Further, although it is our policy to require each of our employees, consultants and any other parties who may be involved in the development of intellectual property on our behalf to execute proprietary information and inventions agreements, we may be unsuccessful in doing so with each party who in fact develops intellectual property that we regard as our own. The relevant assignment provisions may not be self-executing or may be breached, resulting in ownership disputes and/or litigation.

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

We may not be able to accurately estimate or control our future operating expenses in relation to obtaining, enforcing and/or defending intellectual property, including against theft, which could lead to cash shortfalls. Our operating expenses may fluctuate significantly in the future as a result of the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation or costs associated with administrative proceedings and the results of such proceedings.

We have been and may in the future become involved in patent and other intellectual property disputes, litigation or administrative proceedings relating to our intellectual property rights, which could be costly, time consuming and unsuccessful and could interfere with our ability to successfully commercialize our products.

Intellectual property rights are essential to our business. We have asserted and may in the future need to assert claims of infringement or trade secret theft against third parties to protect our rights, such as our lawsuit against Spyglass Pharma, Inc., or to invalidate or challenge the intellectual property rights of a third party, including those rights owned by our competitors. Additionally, third parties could assert infringement or misappropriation claims against us with respect to our current or future commercial products and seek to invalidate one or more of our patents or trademarks. Such claims could arise in situations where certain employees, consultants or contractors were previously, or are currently, employed by other medical device, biotechnology or pharmaceutical companies, including our competitors or potential competitors; we may be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property or disclosed the alleged trade secrets or other proprietary information, of these other employers.

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

Item 5. Other Information

Insider Trading Arrangements

On August 13, 2026, Joe Gilliam, the Company’s President and Chief Operating Officer, adopted a 10b5-1 trading plan (the Gilliam Trading Plan). The Gilliam Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Gilliam Trading Plan provides for the potential sale of 59,890 shares of the Company’s common stock commencing November 12, 2026. The Gilliam Trading Plan terminates on the earlier of April 30, 2027 or the date all shares under the plan are sold.

On August 18, 2026, Alex Thurman, the Company’s Senior Vice President and Chief Financial Officer, adopted a 10b5-1 trading plan (the Thurman Trading Plan). The Thurman Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Thurman Trading Plan provides for the potential sale of 17,752 shares of the Company’s common stock commencing November 18, 2026. The Thurman Trading Plan terminates on the earlier of March 25, 2027 or the date all shares under the plan are sold.

On August 20, 2026, Thomas Burns, the Company’s Chairman and Chief Executive Officer, adopted a 10b5-1 trading plan (the Burns Trading Plan). The Burns Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Burns Trading Plan provides for the potential sale of 280,000 shares of the Company’s common stock commencing November 18, 2026. The Burns Trading Plan terminates on the earlier of June 30, 2027 or the date all shares under the plan are sold.

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

* Filed Herewith.

** Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aliso Viejo, State of California, on October 28, 2026.

GLAUKOS CORPORATION

By:	/s/ THOMAS W. BURNS
Thomas W. Burns
Chairman and Chief Executive Officer (Principal Executive Officer; Duly Authorized Officer)

By:	/s/ ALEX R. THURMAN
Alex R. Thurman
Senior Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)